Form 10-Q
period 1995-03-31
CERADYNE INC
filed 1995-05-15
CIK 18937

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
- ---
     EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 1995

     or

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
     For the transition period from _____________ to ____________

                          Commission File No. 0-13059

                                CERADYNE, INC.
- -------------------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)

           Delaware                                        33-0055414
- --------------------------------              ---------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                       Identification No.)


        3169 Redhill Avenue, Costa Mesa, CA            92626
- -------------------------------------------------------------------------------
      (Address of principal executive)              (Zip Code)

Registrant's telephone number, including area code (714) 549-0421
                                                   --------------
                                      N/A
- -------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES   X          NO
                                     -----           -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                                Outstanding at March 31, 1995
- ------------------------------                 ---------------------------------

 Common Stock, $.01 par value                           6,248,534 Shares

                                 CERADYNE, INC.


                                     INDEX
                                     -----

                                                           PAGE NO.
                                                           --------
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Statement Regarding Financial Information......      3

           Consolidated Balance Sheets - March 31, 1995...    4-5
           and December 31, 1994

           Consolidated Statements of Income -............      6
           Three months ended March 31, 1995 and 1994

           Consolidated Statements of Cash Flow -.........    7-8
           Three months ended March 31, 1995 and 1994

           Condensed Notes to Consolidated Financial......   9-11
           Statements

Item 2.    Management's Discussion and Analysis of........  12-14
           Financial Condition & Results of Operations


PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings..............................     15

Item 6.    Exhibits and Reports on Form 8-K...............     16

SIGNATURE.................................................     16


                                 CERADYNE, INC.

                                   FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1995


I.  FINANCIAL INFORMATION

    The Financial Statements included herein have been prepared by Ceradyne, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information normally included in the Financial Statements prepared in accordance with generally accepted accounting principles has been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that the Financial Statements be read in conjunction with the Financial Statements and notes thereto included in the Company's Annual Report pursuant to
    Section 13 or 15(d) of the Securities Exchange Act of 1934 on Form 10-K for the fiscal year ended December 31, 1994, as filed with the Securities and Exchange Commission on March 31, 1995.

=============================================================================
                                CERADYNE, INC.
                         CONSOLIDATED BALANCE SHEETS
                                    ASSETS
                            (AMOUNTS IN THOUSANDS)

                                                     3-31-1995     12-31-1994
                                                    (UNAUDITED)    (AUDITED)
=============================================================================

CURRENT ASSETS:

  Cash & cash equivalents                           $      -0-    $       -0-

  Accounts receivable, net of allowances of         $    3,505    $     2,891
  approximately $185 & $199 for doubtful accts
  at 3-31-1995 & 12-31-1994

  Receivables from related parties                  $        4    $         6

  Inventories                                       $    6,091    $     5,736

  Production Tooling                                $      335    $       243

  Prepaid expenses and other                        $      -0-    $        21
                                                    ----------    -----------

  TOTAL CURRENT ASSETS                              $    9,935    $     8,897
                                                    ----------    -----------

PROPERTY, PLANT & EQUIPMENT, AT COST:

  Land                                              $      422    $       422

  Buildings & improvements                          $    1,825    $     1,825

  Lease rights                                      $    2,659    $     2,659

  Machinery & equipment                             $   14,246    $    14,083

  Leasehold improvements                            $    1,130    $     1,118

  Office equipment                                  $    1,344    $     1,344

  Construction in progress                          $        6    $       -0-
                                                    ----------    -----------

                                                    $   21,632    $    21,451

  Less accumulated depreciation & amortization      $   16,727    $    16,410
                                                    ----------    -----------

                                                    $    4,905    $     5,041

INTANGIBLES RESULTING FROM ACQUISITIONS,            $    2,350    $     2,389
  net of accumulated amortization of $1,325
  & $1,286 at 3-31 1995 & 12-31-1994

OTHER ASSETS, net of accumulated amortization       $      518    $       535
  of $520 and $503 at 3-31-1995 & 12-31-1994        ----------    -----------

TOTAL ASSETS                                        $   17,708    $    16,862
                                                    ==========    ===========
=============================================================================

                      SEE ACCOMPANYING CONDENSED NOTES TO
                       CONSOLIDATED FINANCIAL STATEMENTS.

=======================================================================
                             CERADYNE, INC.
                      CONSOLIDATED BALANCE SHEETS
                  LIABILITIES AND SHAREHOLDERS' EQUITY
               (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                               3-31-1995     12-31-1994
                                              (UNAUDITED)    (AUDITED)
=======================================================================

CURRENT LIABILITIES:

  Current portion of long-term debt           $    1,153    $     1,029

  Accounts payable                            $    1,707    $     1,930

  Accrued expenses:

    Payroll and payroll related               $      988    $       433

    Other                                     $      490    $       452
                                              ----------    -----------

  Total current liabilities                   $    4,338    $     3,844
                                              ----------    -----------

LONG-TERM DEBT                                $      873    $       905
                                              ----------    -----------

DEFERRED REVENUE                              $      532    $       511
                                              ----------    -----------

SHAREHOLDERS' EQUITY:

  Common stock, $.01 par value:
    Authorized - 12,000,000 shares;
    Outstanding - 6,248,534 shares &
    6,234,734 shares at 3-31-1995 &
    12-31-1994, respectively                  $   30,441    $    30,429

  Accumulated deficit                         $  (18,476)   $   (18,827)
                                              ----------    -----------

  TOTAL SHAREHOLDERS' EQUITY                  $   11,965    $    11,602
                                              ----------    -----------
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY      $   17,708    $    16,862
                                              ==========    ===========
=======================================================================

                      SEE ACCOMPANYING CONDENSED NOTES TO
                       CONSOLIDATED FINANCIAL STATEMENTS.

====================================================================
                           CERADYNE, INC.
                  CONSOLIDATED STATEMENTS OF INCOME
             FOR THE THREE MONTHS ENDED 3-31-1995 & 1994

            (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

====================================================================
                                                  THREE MONTHS ENDED
                                                       MARCH 31
                                                    1995       1994
                                                  ------------------
                                                       UNAUDITED
====================================================================

NET SALES                                          $5,379     $4,500

COST OF PRODUCT SALES                              $3,996     $3,930
                                                   ------     ------

  Gross Profit                                     $1,383     $  570
                                                   ------     ------

OPERATING EXPENSES:

  Selling                                          $  387     $  393

  General & Administration                         $  573     $  522
                                                   ------     ------

                                                   $  960     $  915
                                                   ------     ------

              Income (Loss) from operations        $  423     $ (345)
                                                   ------     ------

OTHER (INCOME) EXPENSE:

  Other (income) expense                           $   (4)    $ (224)

  Interest expense                                 $   76     $   68
                                                   ------     ------

                                                   $   72     $ (156)
                                                   ------     ------

  Income (Loss) before provision                   $  351     $ (189)
  for income taxes

PROVISION (CREDIT) FOR INCOME TAXES                $   -      $   -

NET INCOME (LOSS)                                  $  351     $ (189)
                                                   ======     ======

NET INCOME (LOSS) PER COMMON &
EQUIVALENT SHARE

  Primary                                          $  .06     $ (.03)
                                                   ======     ======
====================================================================

                      SEE ACCOMPANYING CONDENSED NOTES TO
                       CONSOLIDATED FINANCIAL STATEMENTS.

=================================================================================
                                  CERADYNE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE THREE MONTHS ENDED 3-31-1995 & 1994
                              (AMOUNTS IN THOUSANDS)
=================================================================================
                                                             THREE MONTHS ENDED
                                                                  MARCH 31
                                                              1995         1994
                                                           Unaudited    Unaudited
=================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net Income (Loss)                                           $  351       $ (189)

ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET
CASH PROVIDED FROM (USED IN) OPERATING ACTIVITIES:

  Depreciation and amortization                               $  373       $  347

  Decrease (Increase) in accounts receivable, net             $ (614)      $ (350)

  (Increase) decrease in receivables from related             $    2       $  (14)
  parties

  Increase in inventories                                     $ (355)      $ (453)

  (Increase) decrease in production tooling                   $  (92)      $   50

  Decrease (Increase) in prepaid expenses & other             $   21       $  (80)
  assets

  Increase (decrease) in accounts payable                     $ (223)      $  274

  Increase (decrease) in accrued expenses                     $  593       $   41

  Increase (decrease) in deferred revenue                     $   21       $  218
                                                              ------       ------

NET CASH PROVIDED FROM (USED IN) OPERATING                    $   77       $ (156)
ACTIVITIES                                                   ------       ------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchases of property, plant & equipment                    $ (181)      $  (22)
                                                              ------       ------
NET CASH USED IN INVESTING ACTIVITIES                         $ (181)      $  (22)
                                                              ------       ------
=================================================================================
                      SEE ACCOMPANYING CONDENSED NOTES TO
                       CONSOLIDATED FINANCIAL STATEMENTS.

==============================================================================
                                CERADYNE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE THREE MONTHS ENDED 3-31-1995 & 1994
                            (AMOUNTS IN THOUSANDS)

==============================================================================
                                                          THREE MONTHS ENDED
                                                               MARCH 31
                                                            1995        1994
                                                         UNAUDITED   UNAUDITED
==============================================================================
CASH FLOWS FROM FINANCING ACTIVITIES:

  Issuance of common stock, net                              $  12       $   9

  Net borrowings (payments) on long-term debt                $  92       $ 158
                                                             -----       -----

Net cash provided by (used in) financing activities          $ 104       $ 167
                                                             -----       -----

Decrease in cash and cash equivalents                        $ -0-       $( 11)

Cash & cash equivalents, beginning of period                 $ -0-       $  94

Cash & cash equivalents, end of period                       $ -0-       $  83
                                                             =====       =====

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

  Interest paid                                              $  76       $  68
  Income taxes paid                                          $  -        $  -
==============================================================================

                      SEE ACCOMPANYING CONDENSED NOTES TO
                       CONSOLIDATED FINANCIAL STATEMENTS.

                                 CERADYNE, INC.

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1995
                                  (Unaudited)

1.   Basis of Presentation
     ---------------------

     The consolidated financial statements include the financial statements of Ceradyne, Inc. (the Company) and its subsidiaries. All material intercompany accounts and transactions have been eliminated.

2.   Inventories
     -----------

     Inventories are valued at the lower of cost (first in, first out) or market. Inventory costs include the cost of material, labor and manufacturing overhead. The following is a summary of the inventory components as of March 31, 1995 and December 31, 1994:

                       MARCH 31, 1995   DECEMBER 31, 1994
=========================================================

Raw materials             $2,025,000        $1,984,000

Work-in-process           $3,042,000        $3,090,000

Finished goods            $1,024,000        $  662,000
                          ----------        ----------
Total inventories         $6,091,000        $5,736,000
                          ==========        ==========
=========================================================

3.   Net Income (Loss) Per Share
     ---------------------------

     The number of shares used in computing primary net income (loss) per share equals the total of the weighted average number of shares outstanding during the periods plus common stock equivalents relating to options. Common stock equivalents relating to options issued under the 1983 Stock Option Plan (as amended), the 1994 Stock Incentive Plan, and the 1985 Employee Stock Purchase Plan represent additional shares which may be issued in connection with their exercise, reduced by the number of shares which could be repurchased with the proceeds at the average market price per share. Common stock equivalents relating to options are not included when their effect is antidilutive.

    The following is a summary of the number of shares entering into the computation of net income (loss) per common and common equivalent share for the three month periods ended March 31, 1995 and 1994.

    ===================================================================
                                           THREE MONTHS ENDED MARCH 31
                                              1995              1994
    ===================================================================

    Weighted average number of             6,243,841          6,231,146
    shares outstanding

    Common stock equivalents:

       Employee Stock Purchase                11,565                 -
       Plan                               ----------         ----------

       Stock Options                          52,147                 -
                                          ----------         ----------
    Number of shares primary &             6,307,553          6,231,146
     fully diluted                        ==========         ==========
    ===================================================================

4.  Long-term Debt and Bank Borrowing Arrangements
    ----------------------------------------------

    ================================================================================
    Long-term debt consisting of the following at March 31, 1995:

    Note payable to asset-based lender, bearing interest at the           $1,896,000
    institution's prime rate (9.00 percent at March 31, 1995), plus 3.6 percent, payable in monthly installments of $26,428.

    Four contract capital leases, bearing interest between 5.38           $  130,000
    percent and 11.64 percent, payable in monthly installments of
    $18,948 expiring from May 1995 through September 1996,
    secured by equipment with a net book value of $300,000.
                                                                          ----------
                                                                          $2,026,000

    Less - Current portion                                                $1,153,000
                                                                          ----------
    Long-term debt                                                        $  873,000
                                                                          ==========
    ================================================================================

    On September 22, 1994, the Company amended its existing revolving credit agreement with an asset-based lender for the purpose of financing the Company's working capital needs. The facility, now limited to $4,000,000, is composed of two parts: a $1,585,600 (previously $1,553,300) five-year term loan dated September 22, 1993 and a $2,414,400 (previously $2,446,700) revolving line of credit expiring on November 29, 1996. Included in the revolving line of credit is a foreign accounts sublimit which is the lesser of $500,000 or 33.3% of the total outstanding borrowing against "eligible domestic accounts." Borrowings under both sections of the facility are tied to availability formulas - eighty percent (80%) of the appraised value of fixed assets for the term loan, and for the revolving line of credit, seventy-five percent (75%) of eligible trade receivables and twenty-five percent (25%) of eligible inventory (up to $250,000). The term loan and the revolving line of credit are secured by all of the Company's assets and require the Company, among other things, to maintain certain financial ratios and limit capital expenditures. The interest rate under this credit facility is equal to the lender's prime rate (nine percent (9.0%) at March 31, 1995) plus three and six-tenths percent (3.6%). A one and one-half percent (1.5%) facility fee is payable annually on the total value of the credit facility.

5.   Income Tax
     ----------

     Effective the first quarter of 1993, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." The new standard provides revised criteria for the recognition of net deferred tax assets. The Company's net deferred tax asset, which is approximately $6,840,000, relates to its net operating loss carryforward and has been offset with a valuation allowance since there is uncertainty regarding the Company's ability to recognize this tax benefit since the benefit is dependent upon the Company's ability to continue to generate future taxable income.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
          ---------------------------------------------------------------

Reference is made to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, for an analysis and detailed discussion of the Company's financial condition and results of operations for the period covered by that report.

Results of Operations
- ---------------------

Net sales increased $.879 million or 19.5% to $5.4 million in the quarter ending March 31, 1995, from $4.5 million for the quarter ending March 31, 1994. This increase in sales is the result of an increase in demand for the various product offerings. These changes are highlighted by the following summary of net sales:


=======================================================
                                 QUARTER ENDED MARCH 31
                                     (In Millions)
                                    1995        1994
=======================================================

Lightweight ceramic armor             $ 1.1       $ 1.0

Ceramic-to-Metal Assemblies           $ -0-          .4

Orthodontic products                     .3          .2

Fused silica ceramics                   1.5         1.1

Cathodes                                1.1          .9

Magnets                                  .2          .2

Silicon Nitride Products                 .6          .3

Machined Products                        .6          .4
                                      -----       -----
TOTAL                                 $ 5.4       $ 4.5
                                      =====       =====
=======================================================

The increase in sales of lightweight ceramic armor in the first quarter of 1995 versus the comparable prior year period results from an increase in 1995 shippable bookings. The decrease in Ceramic-to-Metal shipments for the first quarter of 1995 versus the comparable prior year period results from the fact that the product line was sold to a competitor during the fourth quarter of 1994 with the understanding that the Company would cease selling the product by the end of 1994. The increase in fused silica ceramic sales in the first quarter of 1995 versus the comparable prior year period result from an increase in the level of first quarter of 1995 shippable bookings. The increase in cathode sales in the first quarter of 1995 versus the comparable prior year period result from an increase in the level of first quarter of 1995 shippable bookings. The increase in silicon nitride product sales in the first quarter of 1995 versus the comparable prior year period result from an increase in the level of first quarter of 1995 shippable bookings. The increase in machined products sales in the first quarter of 1995 versus the comparable prior year period result from an increase in the level of first quarter of 1995 shippable bookings. In conclusion, the sales increase is due to a bookings increase in the current product offerings.

Gross profit increased 142.6% to $1.383 million for the quarter ending March 31, 1995, from $.570 million for the quarter ending March 31, 1994. This increase is the result of many factors including, but not limited to, the following:

. Increase in net sales of $.879 million in the three months ended March 31, 1995 versus a year earlier.

.    A change in sales mix towards sales in the more profitable product lines.

Selling, general and administrative expenses, in total, increased $45 thousand in the quarter ending March 31, 1995 from the value shown for the quarter ending March 31, 1994. The increase results from a higher level of commission expense than incurred in the prior year.

Other income decreased to $4 thousand for the quarter ending March 31, 1995 from $.224 million for the quarter ending March 31, 1994. The decrease results from the fact that in the first quarter 1994 the Company recorded: the finalization of a contract cancellation, the settlement of a claim for costs incurred to make non-conforming material usable, an increase in the licensing fees received by the Company versus the amount accrued. Interest expense increased for the three months ending March 31, 1995 versus the comparable prior year period. This increase was due to an increase in the interest rate charged by the Company's asset-based lender.

Liquidity and Capital Resources
- -------------------------------

The Company has a revolving credit agreement with an asset-based lender for the purpose of financing the Company's working capital needs. The facility, which is limited to $4 million, is composed of two parts: a $1,585,600 five-year term loan, and a $2,414,400 revolving line of credit expiring on November 29, 1996. Borrowings under both sections of the facility are tied to availability formulas: eighty percent (80%) of the appraised value of fixed assets for the term loan, and seventy-five percent (75%) of eligible trade receivables, and twenty-five percent (25%) of eligible inventory (up to $250,000) for the revolving line of credit. The term loan and the revolving line of credit are secured by all of the Company's assets and require the Company, among other things, to maintain certain financial ratios and limit capital expenditures. Borrowing under the facility totaled $1.896 million at March 31, 1995.

At March 31, 1995, the Company had short-term cash resources (i.e., cash and cash equivalents) equal to $-0-. To keep interest expense to the lowest level possible, all excess cash is used to reduce the Company's indebtedness to its asset-based lender. Management believes that funds generated from operations, and the ability to borrow under the revolving credit facility will be sufficient to finance currently anticipated cash requirements for at least the next twelve months.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings
          -----------------

The Company is, from time to time, involved in various legal and other proceedings that relate to the ordinary course of operating its business, including, but not limited to, employment-related actions and workers' compensation claims.

Currently the Company is involved in one action filed by a current employee in the Superior Court of the State of California, County of Orange. The employee and his wife filed suit in December 1994 alleging that he contracted chronic beryllium disease during the course and scope of his employment. Defense of the case has been tendered to the Company's insurance carriers.

While the Company is unable to predict the outcome of current proceedings, based upon the facts currently known to it, the Company, after consultation with legal counsel, does not believe that resolution of these proceedings will have a material adverse effect on the financial condition or operations of the Company.

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

(a)  Exhibits:

     27 Financial Data Schedule

(b)  Reports on Form 8-K:

     None

SIGNATURE
- ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CERADYNE, INC.



By:  _______________________________
     James F. Gardner
     Vice President
     Chief Financial Officer
     (Principal Financial and Accounting Officer)

Dated:  May 9, 1995