Form 10-Q
period 1995-06-30
CERADYNE INC
filed 1995-08-14
CIK 18937

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
---  EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 1995

     or

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
     For the transition period from _____________ to ____________

                          Commission File No. 0-13059

                                CERADYNE, INC.
-------------------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)

              Delaware                             33-0055414
--------------------------------------  ---------------------------------------
      (State or other jurisdiction of (I.R.S. Employer Identification No.) incorporation or organization)

        3169 Redhill Avenue, Costa Mesa, CA            92626
-------------------------------------------------------------------------------
       (Address of principal executive)              (Zip Code)

Registrant's telephone number, including area code (714) 549-0421
                                                   --------------
                                      N/A
-------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           YES   X          NO _____
                               -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                         Outstanding at June 30, 1995
---------------------------------------   -------------------------------------

Common Stock, $.01 par value                          6,274,634 Shares



                               Page 1 of 17 Pages

                                 CERADYNE, INC.


                                     INDEX
                                     -----

                                                                             PAGE NO.
                                                                             --------
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Statement Regarding Financial Information..........................       3

          Consolidated Balance Sheets - June 30, 1995........................     4-5
          and December 31, 1994

          Consolidated Statements of Income - ...............................       6
          Three months ended June 30, 1995 & 1994;
          Six months ended June 30, 1995 & 1994

          Consolidated Statements of Cash Flow -.............................     7-8
          Six months ended June 30, 1995 & 1994

          Condensed notes to Consolidated Financial..........................    9-11
          Financial Statements

Item 2.   Management's Discussion and Analysis of............................   12-14
          Financial Condition & Results of Operations


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings..................................................      15

Item 4.   Submission of Matters to Vote of...................................      16
          Security Holders

Item 6.   Exhibits and Reports on Form 8-K...................................      17

SIGNATURE....................................................................      17


                                 CERADYNE, INC.

                                   FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 1995


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

                              CERADYNE, INC.
                        CONSOLIDATED BALANCE SHEETS
                                  ASSETS
                          (AMOUNTS IN THOUSANDS)

                                                   6-30-1995    12-31-1994
                                                  (UNAUDITED)   (AUDITED)
==========================================================================
CURRENT ASSETS:

  Cash & cash equivalents                         $      302   $       -0-

  Accounts receivable, net of allowances of       $    3,684   $     2,891
  approximately $157 & $199 for doubtful accts
  at 6-30-1995 & 12-31-1994

  Receivables from related parties                $       10   $         6

  Inventories                                     $    6,432   $     5,736

  Production Tooling                              $      310   $       243

  Prepaid expenses and other                      $      149   $        21
                                                  ----------   -----------

  TOTAL CURRENT ASSETS                            $   10,887   $     8,897
                                                  ----------   -----------

PROPERTY, PLANT & EQUIPMENT, AT COST:

  Land                                            $      422   $       422

  Buildings & improvements                        $    1,825   $     1,825

  Lease rights                                    $    2,659   $     2,659

  Machinery & equipment                           $   14,483   $    14,083

  Leasehold improvements                          $    1,135   $     1,118

  Office equipment                                $    1,363   $     1,344

  Construction in progress                        $      119   $       -0-
                                                  ----------   -----------

                                                  $   22,006   $    21,451

  Less accumulated depreciation & amortization    $   17,050   $    16,410
                                                  ----------   -----------

                                                  $    4,956   $     5,041

INTANGIBLES RESULTING FROM ACQUISITIONS,          $    2,311   $     2,389
  net of accumulated amortization of $1,364
  & $1,286 at 6-30-1995 & 12-31-1994

OTHER ASSETS, net of accumulated amortization     $      512   $       535
  of $526 and $503 at 6-30-1995 & 12-31-1994
TOTAL ASSETS                                      $   18,666   $    16,862
                                                  ==========   ===========
==========================================================================

                      SEE ACCOMPANYING CONDENSED NOTES TO
                       CONSOLIDATED FINANCIAL STATEMENTS.

                           CERADYNE, INC.
                     CONSOLIDATED BALANCE SHEETS
                LIABILITIES AND SHAREHOLDERS' EQUITY
              (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                             6-30-1995    12-31-1994
                                            (UNAUDITED)   (AUDITED)
====================================================================
CURRENT LIABILITIES:

  Current portion of long-term debt         $    1,832   $     1,029

  Accounts payable                          $    1,531   $     1,930

  Accrued expenses:

    Payroll and payroll related             $      548   $       433

    Other                                   $    1,006   $       452
                                            ----------   -----------

  Total current liabilities                 $    4,917   $     3,844
                                            ----------   -----------

LONG-TERM DEBT                              $      787   $       905
                                            ----------   -----------

DEFERRED REVENUE                            $      473   $       511
                                            ----------   -----------

SHAREHOLDERS' EQUITY:

  Common stock, $.01 par value:
    Authorized - 12,000,000 shares;
    Outstanding - 6,274,634 shares &
    6,234,734 shares at 6-30-1995 &
    12-31-1994, respectively                $   30,512   $    30,429

  Accumulated deficit                       $  (18,023)  $   (18,827)
                                            ----------   -----------

  TOTAL SHAREHOLDERS' EQUITY                $   12,489   $    11,602
                                            ----------   -----------
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY    $   18,666   $    16,862
                                            ==========   ===========
====================================================================

                      SEE ACCOMPANYING CONDENSED NOTES TO
                       CONSOLIDATED FINANCIAL STATEMENTS.

                              CERADYNE, INC.
                     CONSOLIDATED STATEMENTS OF INCOME
                FOR THE THREE MONTHS ENDED 6-30-1995 & 1994
                   AND SIX MONTHS ENDED 6-30-1995 & 1994
               (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

==========================================================================
                                    THREE MONTHS ENDED    SIX MONTHS ENDED
                                          JUNE 30             JUNE 30
--------------------------------------------------------------------------
                                     1995      1994        1995      1994
                                    ------    ------     -------    ------
                                         UNAUDITED           UNAUDITED
==========================================================================

NET SALES                             $5,757    $4,229   $11,136    $8,729

COST OF PRODUCT SALES                 $4,229    $3,726   $ 8,224    $7,656
                                      ------    ------   -------    ------

  Gross Profit                        $1,528    $  503   $ 2,912    $1,073
                                      ------    ------   -------    ------

OPERATING EXPENSES:

  Selling                             $  364    $  408   $   751    $  801

  General & Administration            $  624    $  574   $ 1,197    $1,096
                                      ------    ------   -------    ------

    Income (Loss) from operation      $  540    $ (479)  $   964    $ (824)
                                      ------    ------   -------    ------

OTHER (INCOME) EXPENSE:

  Other (income) expense              $    1    $    7   $    (2)   $ (216)

  Interest expense                    $   86    $   72   $   162    $  139
                                      ------    ------   -------    ------

                                      $   87    $   79   $   160    $  (77)
                                      ------    ------   -------    ------

  Income (Loss) before                $  453    $ (558)  $   804    $ (747)
  provision for income taxes

PROVISION FOR INCOME TAXES            $   -     $    -     $   -     $   -

NET INCOME (LOSS)                     $  453    $ (558)  $   804    $ (747)
                                      ======    ======   =======    ======

NET INCOME (LOSS) PER COMMON
& EQUIVALENT SHARE
  Primary                             $  .07    $ (.09)  $   .13    $ (.12)
                                      ======    ======   =======    ======
==========================================================================

                      SEE ACCOMPANYING CONDENSED NOTES TO
                       CONSOLIDATED FINANCIAL STATEMENTS.

                              CERADYNE, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED 6-30-1995 & 1994
                          (AMOUNTS IN THOUSANDS)
==========================================================================

                                                       SIX MONTHS ENDED
                                                            JUNE 30
--------------------------------------------------------------------------
                                                       1995        1994
                                                     Unaudited   Unaudited
==========================================================================
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net Income (Loss)                                    $   804      $ (747)

ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET
CASH PROVIDED FROM (USED IN) OPERATING ACTIVITIES:

  Depreciation and amortization                        $   741      $  738

  (Increase) decrease in accounts receivable, net      $  (793)     $ (201)

  (Increase) Decrease in receivables from related
  parties                                              $    (4)    $    12

  Increase in inventories                              $  (696)    $  (705)

  (Increase) decrease in production tooling            $   (67)    $    71

  Increase in prepaid expenses & other assets          $  (128)    $   (87)

  Increase (decrease) in accounts payable              $  (399)    $   596

  Increase in accrued expenses                         $   669     $    55

  Increase (decrease) in deferred revenue              $   (38)    $   274
                                                        ------      ------

NET CASH PROVIDED FROM (USED IN) OPERATING
 ACTIVITIES                                            $   89      $     6

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchases of property, plant & equipment             $ (555)     $   (56)
                                                        ------      ------
NET CASH USED IN INVESTING ACTIVITIES                  $ (555)     $   (56)
                                                        ------      ------
==========================================================================

                      SEE ACCOMPANYING CONDENSED NOTES TO
                       CONSOLIDATED FINANCIAL STATEMENTS.

                              CERADYNE, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED 6-30-1995 & 1994
                          (AMOUNTS IN THOUSANDS)
==========================================================================

                                                       SIX MONTHS ENDED
                                                           JUNE 30
--------------------------------------------------------------------------
                                                        1995       1994
                                                      UNAUDITED  UNAUDITED
==========================================================================
CASH FLOWS FROM FINANCING ACTIVITIES:

  Issuance of common stock, net                       $  83      $   9

  Net borrowings (payments) of long-term debt         $ 685      $  (1)
                                                      -----      -----

Net cash provided by financing activities             $ 768      $   8
                                                      -----      -----

Decrease in cash and cash equivalents                 $ 302      $ (42)

Cash & cash equivalents, beginning of period          $ -0-      $  94

Cash & cash equivalents, end of period                $ 302      $  52
                                                      =====      =====

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

  Interest paid                                       $ 162      $ 139
  Income taxes paid                                   $ -0-      $ -0-
                                                      =====      =====
==========================================================================

                      SEE ACCOMPANYING CONDENSED NOTES TO
                       CONSOLIDATED FINANCIAL STATEMENTS.

                                 CERADYNE, INC.

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1995
                                  (Unaudited)

1.   Basis of Presentation
     ---------------------

     The consolidated financial statements include the financial statements of Ceradyne, Inc. (the Company) and its subsidiaries. All material intercompany accounts and transactions have been eliminated.

2.   Inventories
     -----------

     Inventories are valued at the lower of cost (first in, first out) or market. Inventory costs include the cost of material, labor and manufacturing overhead. The following is a summary of the inventory components as of June 30, 1994 and December 31, 1994:


                           June 30, 1995  December 31, 1994
      =====================================================

      Raw materials           $2,424,000         $1,984,000

      Work-in-process         $3,120,000         $3,090,000

      Finished goods          $  888,000         $  662,000
                              ----------         ----------
      Total inventories       $6,432,000         $5,736,000
                              ==========         ==========
      =====================================================

3.   Net Income (Loss) Per Share
     ---------------------------

     The number of shares used in computing primary net income (loss) per share equals the total of the weighted average number of shares outstanding during the periods plus common stock equivalents relating to options. Common stock equivalents relating to options issued under the 1983 Stock Option Plan (as amended), the 1994 Stock Incentive Plan (as amended), and the 1985 Employee Stock Purchase Plan represent additional shares which may be issued in connection with their exercise, reduced by the number of shares which could be repurchased with the proceeds at the average market price per share. Common stock equivalents relating to options are not included when their effect is antidilutive.

     The following is a summary of the number of shares entering into the computation of net income (loss) per common and common equivalent share for the three and six-month periods ended June 30, 1995 and 1994.

                                         THREE MONTHS ENDED JUNE 30       SIX MONTHS ENDED JUNE 30
                                            1995             1994            1995          1994
     =============================================================================================

     Weighted average number of
     shares outstanding                 6,263,000       6,234,000         6,253,000     6,233,000

     Common stock equivalents:

        Employee Stock Purchase            13,000           -                12,000         -
        Plan                            ---------       ---------         ---------     ---------

        Stock Options                     195,000           -               124,000         -
                                        ---------       ---------         ---------     ---------
     Number of shares primary &
     fully diluted                      6,471,000       6,234,000         6,389,000     6,233,000
                                        =========       =========         =========     =========
     =============================================================================================

4.   Long-term Debt and Bank Borrowing Arrangements
     ----------------------------------------------

     Long-term debt consisting of the following at June 30, 1995.

     Note payable to asset-based lender, bearing interest at the      $2,536,000
     institution's prime rate (9.00 percent at June 30, 1995), plus
     3.60 percent, payable in monthly installments of $26,428.

     Four contract capital leases, bearing interest between 5.38      $   83,000
     percent and 11.64 percent, payable in monthly installments of $14,432 expiring from July 1995 through September 1996, secured by equipment with a net book value of $227,000.

                                                                      $2,619,000

     Less - Current portion                                           $1,832,000
                                                                      ----------
     Long-term debt                                                   $  787,000
                                                                      ==========
     ===========================================================================

     On September 22, 1994, the Company amended its existing revolving credit agreement with an asset-based lender for the purpose of financing the Company's working capital needs. The facility, now limited to $4,000,000 is composed of two parts: a $1,585,600 (previously $1,553,300) five-year term loan dated September 22, 1993 and a $2,414,400 (previously $2,446,700) revolving line of credit expiring on November 29, 1996. Included in the revolving line of credit is a foreign accounts sublimit which is the lesser of $500,000 or 33.3% of the total outstanding borrowing against "eligible domestic accounts." Borrowings under both sections of the facility are tied to availability formulas - eighty percent (80%) of the appraised value of fixed assets for the term loan, and for the revolving line of credit, seventy-five percent (75%) of eligible trade receivables and twenty-five percent (25%) of eligible inventory (up to $250,000). The term loan and the revolving line of credit are secured by all of the Company's assets and require the Company, among other things, to maintain certain financial ratios and limit capital expenditures. The interest rate under this credit facility is equal to the lender's prime rate (nine percent (9.0%) at June 30, 1995) plus three and six-tenths percent (3.6%). A one and one-half percent (1.5%) facility fee is payable annually on the total value of the credit facility.

5.   Income Tax
     ----------

     Effective the first quarter of 1993, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." The new standard provides revised criteria for the recognition of net deferred tax assets. The Company's net deferred tax asset, which is approximately $7,000,000, relates primarily to its net operating loss carryforward and has been offset with a valuation allowance since there is uncertainty regarding the Company's ability to recognize this tax benefit since the benefit is dependent upon the Company's ability to continue to generate future taxable income.

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

Results of Operations
---------------------

Net sales increased $1.528 million or 36.1% to $5.76 million in the quarter ending June 30, 1995, from $4.23 million for the quarter ending June 30, 1994. For the six months ended June 30, 1995, net sales increased $2.407 million or 27.5% to $11.14 million from $8.73 million shipped in the first six months of 1994. This increase in sales is the result of an increase in demand for the various product offering. These changes are highlighted by the following summary of net sales:

                               QUARTER ENDED JUNE 30  SIX MONTHS ENDED JUNE 30
                                   (In Millions)           (In Millions)
                                  1995       1994         1995         1994
==============================================================================

Lightweight ceramic armor           $ 1.1      $ 1.1         $ 2.2       $ 2.1

Ceramic-to-Metal assemblies            .0         .3            .0          .7

Orthodontic products                   .4         .2            .7          .4

Fused silica ceramics                 1.5         .9           3.0         2.0

Cathodes                              1.1         .8           2.2         1.7

Magnets                                .3         .2            .5          .4

Silicon Nitride Products               .7         .4           1.3          .7

Machined Products                      .6         .3           1.2          .7
                                    -----      -----         -----       -----
TOTAL                               $ 5.7      $ 4.2         $11.1       $ 8.7
                                    =====      =====         =====       =====
==============================================================================

The increase in sales of lightweight ceramic armor for the year-to-date vs. the comparable prior year period results from an increase in 1995 shippable bookings. The decrease in Ceramic-To-Metal shipments for the second quarter of 1995 and the year-to-date vs. the comparable prior year periods results from the fact that the product line was sold to a competitor during the fourth quarter of 1994 with the understanding that the Company would cease selling the product by the end of 1994. The increase in orthodontic product sales for the second quarter of 1995 and the year-to-date vs. the comparable prior year periods results from a need by the

Company's distributor to replenish their inventory. The increase in fused silica ceramic sales in the second quarter of 1995 and the year-to-date vs. the comparable prior year periods result from an increase in the level of shippable bookings in the first half of 1995. The increase in cathode sales for the second quarter of 1995 and the year-to-date vs. the comparable prior year periods results from an increase in the level of 1995 shippable bookings. The increase in silicon nitride sales for the second quarter of 1995 and the year-to-date vs. the comparable prior year periods results from an increase in the level of 1995 shippable bookings. The increase in machined product sales for the second quarter of 1995 and the year-to-date vs. the comparable prior year periods results from an increase in the level of 1995 shippable bookings.

Gross profit increased 203.8% to $1.528 million for the quarter ending June 30, 1995 from $503 thousand for the quarter ending June 30, 1994. For the first six months of 1995, gross profit increased 171.4% to $2.912 million from $1.073 million in the first six months of 1994. The increase in gross profit for the second quarter of 1995, as well as the year-to-date, vs. the comparable prior year periods is the result of: (1) a significant increase in net sales, (2) continued improvements in manufacturing productivity and (3) a change in sales mix towards sales in more profitable product lines.

Selling, general and administrative expenses increased by $6 thousand to $988 thousand in the quarter ending June 30, 1995 from $982 thousand for the quarter ending June 30, 1994 and increased by $51 thousand to $1.948 million for the six months ended June 30, 1995 from $1.897 million for the six months ended June 30, 1994. The increase in the second quarter of 1995, as well as the six months ended June 30, 1995, vs. the comparable prior year periods results from the fact that in 1995 the Corporation commenced paying a bonus to employees based on their location's profitability.

Other income decreased for the six months ended June 30, 1995 vs. the comparable prior year period. The decrease results from the fact that in the six months ended June 30, 1994 the Corporation recorded: the finalization of a contract cancellation, the settlement of a claim for costs incurred to make non-conforming material usable, and an increase in the licensing fees received by the Company vs. the amount accrued. Interest expense increased for the three and six month period ended June 30, 1995 vs. the same periods in 1994. This increase was the result of an increase in the rate of interest charged by the lender.

Liquidity and Capital Resources
-------------------------------

The Company has a revolving credit agreement with an asset-based lender for the purpose of financing the Company's working capital needs. The facility, which is limited to $4 million, is composed of two parts: a $1,585,600 five-year term loan, and a $2,414,400 revolving line of credit expiring on November 29, 1996. Under both sections of the facility, borrowings are tied to availability formulas: eighty percent (80%) of the appraised value of fixed assets for the term loan, and seventy-five percent (75%) of eligible trade receivables, and twenty-five percent (25%) of eligible inventory (up to $250,000) for the revolving line of credit. The term loan and the revolving line of credit are secured by all of the Company's assets and require the Company, among other things, to maintain certain financial ratios and limit capital expenditures. Borrowing, under the facility, totaled $2.536 million at June 30, 1995.

At June 30, 1995, the Company had short-term cash resources (i.e., cash and cash equivalents) equal to $302 thousand. Management believes that funds generated from operations and the ability to borrow under the revolving credit facility will be sufficient to finance currently anticipated cash requirements for at least the next twelve months.

During the second quarter, the Company completed lease renewal negotiations for the West Coast facility. Due to a reduction in leased space and a reduction in rent, the West Coast facility rent, commencing in November 1995, will decrease approximately $30K/month.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings
          -----------------

The Company is, from time to time, involved in various legal and other proceedings that relate to the ordinary course of operating its business, including, but not limited to, employment-related actions and workers' compensation claims.

Currently, the Company is involved in one action filed by a current employee in the Superior Court of the State of California, County of Orange. The employee and his wife filed suit in December 1994 alleging that he contracted chronic beryllium disease during the course and scope of his employment. Defense of the case has been tendered to the Company's insurance carriers.

While the Company is unable to predict the outcome of current proceedings, based upon the facts currently known to it, the Company, after consultation with legal counsel, does not believe that resolution of these proceedings will have a material adverse effect on the financial condition or operations of the Company.

Item 4.  Submission of Matters to Vote of Security Holders
         -------------------------------------------------

The following matters were voted upon at the Annual Meeting of Stockholders held on July 24, 1995.

1. The following eight persons were elected as Directors of the Company to serve until the next annual meeting of stockholders or until their successors are elected and have qualified:



                               NUMBER OF SHARES
                            FOR     AUTHORITY WITHHELD
     =================================================

     J. P. Moskowitz     5,644,606        124,433

     L. M. Allenstein    5,644,785        124,254

     R. A. Alliegro      5,644,785        124,254

     F. Edelstein        5,644,585        124,454

     N. A. Gjostein      5,644,685        124,354

     M. A. Shader        5,644,785        124,254

     M. Lohr             5,644,785        124,254

     W. P. Lanphear      5,644,785        124,254
     =================================================

2.   The Company's 1995 Employee stock Purchase Plan was approved.
     Votes:  For:  5,558,843    Against:  26,877    Abstain:  120,719
             Broker non votes:  62,600

3.   The Amendment to the Company's 1994 Stock Incentive Plan was approved.
     Votes:  For:  5,521,457    Against:  57,382    Abstain:  127,600
     Broker non votes:  62,600

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

(a)  Exhibits:

     None

(b)  Reports on Form 8-K:

     None

SIGNATURE
---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CERADYNE, INC.



By:  _______________________________
     James F. Gardner
     Vice President
     Chief Financial Officer
     (Principal Financial and Accounting Officer)

Dated:  August 11, 1995