Form 10-Q
period 1995-09-30
CERADYNE INC
filed 1995-11-14
CIK 18937

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
---  EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 1995

     or

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
     For the transition period from _____________ to ____________

                          Commission File No. 0-13059

                                CERADYNE, INC.
--------------------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)

           Delaware                                      33-0055414
--------------------------------            ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

             3169 Redhill Avenue, Costa Mesa, CA                 92626
--------------------------------------------------------------------------------
              (Address of principal executive)                 (Zip Code)

Registrant's telephone number, including area code (714) 549-0421
                                                   --------------

                                      N/A
--------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES   X          NO _____
                                     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                    Class               Outstanding at November 2, 1995
        ------------------------------  -------------------------------

        Common Stock, $.01 par value            7,523,724 Shares



                              Page 1 of 17 Pages

                                 CERADYNE, INC.


                                     INDEX
                                     -----

                                                                        PAGE NO.
                                                                        --------
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Statement Regarding Financial Information...................       3

          Consolidated Balance Sheets - September 30, 1995
          and December 31, 1994.......................................     4-5

          Consolidated Statements of Income -
          Three months ended September 30, 1995 & 1994;
          Nine months ended September 30, 1995 & 1994.................       6

          Consolidated Statements of Cash Flow -
          Nine months ended September 30, 1995 & 1994.................     7-8

          Condensed notes to Consolidated Financial
          Financial Statements........................................    9-11

Item 2.   Management's Discussion and Analysis of
          Financial Condition & Results of Operations.................   12-15



PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings...........................................      16

Item 6.   Exhibits and Reports on Form 8-K............................      17

SIGNATURE.............................................................      17


                                 CERADYNE, INC.

                                   FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1995


I.   FINANCIAL INFORMATION

     The Financial Statements included herein have been prepared by Ceradyne, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information normally included in the Financial Statements prepared in accordance with generally accepted accounting principles has been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that the Financial Statements be read in conjunction with the Financial Statements and notes thereto included in the Company's final Prospectus dated October 30, 1995, which is included as part of the Company's Registration Statement on Form S-1 (Registration No. 33-62345), as filed with the Securities and Exchange Commission on October 30, 1995.

                                CERADYNE, INC.
                         CONSOLIDATED BALANCE SHEETS
                                    ASSETS
                            (AMOUNTS IN THOUSANDS)

                                                     9-30-1995     12-31-1994
                                                    (UNAUDITED)    (AUDITED)
                                                    ----------    -----------

CURRENT ASSETS:

  Cash & cash equivalents                           $      261    $         0

  Accounts receivable, net of allowances of
  approximately $152 & $199 for doubtful
  accounts at 9-30-1995 & 12-31-1994                $    3,311    $     2,891

  Receivables from related parties                  $        6    $         6

  Inventories                                       $    6,558    $     5,736

  Production Tooling                                $      309    $       243

  Prepaid expenses and other                        $      135    $        21
                                                    ----------    -----------

  TOTAL CURRENT ASSETS                              $   10,580    $     8,897
                                                    ----------    -----------

PROPERTY, PLANT & EQUIPMENT, AT COST:

  Land                                              $      422    $       422

  Buildings & improvements                          $    1,825    $     1,825

  Lease rights                                      $    2,659    $     2,659

  Machinery & equipment                             $   14,669    $    14,083

  Leasehold improvements                            $    1,136    $     1,118

  Office equipment                                  $    1,369    $     1,344

  Construction in progress                          $      162    $         0
                                                    ----------    -----------

                                                    $   22,242    $    21,451

  Less accumulated depreciation & amortization      $   17,382    $    16,410
                                                    ----------    -----------

                                                    $    4,860    $     5,041

COSTS IN EXCESS OF NET ASSETS ACQUIRED,
  net of accumulated amortization of $1,402
  & $1,286 at 9-30-1995 & 12-31-1994                $    2,273    $     2,389

OTHER ASSETS, net of accumulated amortization
  of $533 and $503 at 9-30-1995 & 12-31-1994        $      505    $       535
                                                    ----------    -----------

TOTAL ASSETS                                        $   18,218    $    16,862
                                                    ==========    ===========

                      SEE ACCOMPANYING CONDENSED NOTES TO
                       CONSOLIDATED FINANCIAL STATEMENTS.

                             CERADYNE, INC.
                      CONSOLIDATED BALANCE SHEETS
                  LIABILITIES AND SHAREHOLDERS' EQUITY
               (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                               9-30-1995     12-31-1994
                                              (UNAUDITED)    (AUDITED)
                                              ----------    -----------

CURRENT LIABILITIES:

  Current portion of long-term debt           $    1,669    $     1,029

  Accounts payable                            $    1,149    $     1,930

  Accrued expenses:

    Payroll and payroll related               $      600    $       433

    Other                                     $      557    $       452
                                              ----------    -----------

  Total current liabilities                   $    3,975    $     3,844
                                              ----------    -----------

LONG-TERM DEBT                                $      706    $       905
                                              ----------    -----------

DEFERRED REVENUE                              $      395    $       511
                                              ----------    -----------

STOCKHOLDERS' EQUITY:

  Common stock, $.01 par value:
    Authorized - 12,000,000 shares;
    Outstanding - 6,313,824 shares &
    6,234,734 shares at 9-30-1995 &
    12-31-1994, respectively                  $   30,601    $    30,429

  Accumulated deficit                         $  (17,459)   $   (18,827)
                                              ----------    -----------

  TOTAL STOCKHOLDERS' EQUITY                  $   13,142    $    11,602
                                              ----------    -----------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY      $   18,218    $    16,862
                                              ==========    ===========

                      SEE ACCOMPANYING CONDENSED NOTES TO
                       CONSOLIDATED FINANCIAL STATEMENTS.

                                     CERADYNE, INC.
                            CONSOLIDATED STATEMENTS OF INCOME
                       FOR THE THREE MONTHS ENDED 9-30-1995 & 1994
                         AND NINE MONTHS ENDED 9-30-1995 & 1994
                      (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                THREE MONTHS ENDED     NINE MONTHS ENDED
                                                   SEPTEMBER 30          SEPTEMBER 30
                                                ------------------    ------------------

                                                  1995       1994       1995       1994
                                                  ------    ------    -------    -------
                                                     UNAUDITED             UNAUDITED

NET SALES                                         $6,274    $4,323    $17,410    $13,051

COST OF PRODUCT SALES                             $4,679    $3,815    $12,904    $11,470
                                                  ------    ------    -------    -------

  Gross Profit                                    $1,595    $  508    $ 4,506    $ 1,581
                                                  ------    ------    -------    -------

OPERATING EXPENSES:

  Selling                                         $  365    $  332    $ 1,116    $ 1,134

  General & Administration                        $  572    $  586    $ 1,769    $ 1,681
                                                  ------    ------    -------    -------

                                                  $  937    $  918    $ 2,885    $ 2,815
                                                  ------    ------    -------    -------

              Income (Loss) from operation        $  658    $ (410)   $ 1,621    $(1,234)
                                                  ------    ------    -------    -------

OTHER (INCOME) EXPENSE:

  Other (income) expense                          $   --    $    6    $(    2)   $(  211)

  Interest expense                                $   94    $   77    $   255    $   217
                                                  ------    ------    -------    -------

                                                  $   94    $   83    $   253    $     6
                                                  ------    ------    -------    -------

  Income (Loss) before provision                  $  564    $ (493)   $ 1,368    $(1,240)
  (credit) for income taxes

PROVISION FOR INCOME TAXES                        $   --    $   --    $    --    $   --
                                                  ------    ------    -------    -------

NET INCOME (LOSS)                                 $  564    $ (493)   $ 1,368    $(1,240)
                                                  ======    ======    =======    =======

NET INCOME (LOSS) PER COMMON
AND EQUIVALENT SHARE
  Primary                                         $  .09    $ (.08)   $   .21    $  (.20)
                                                  ======    ======    =======    =======

                      SEE ACCOMPANYING CONDENSED NOTES TO
                       CONSOLIDATED FINANCIAL STATEMENTS.

                                  CERADYNE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE NINE MONTHS ENDED 9-30-1995 & 1994
                              (AMOUNTS IN THOUSANDS)

                                                             NINE MONTHS ENDED
                                                                SEPTEMBER 30
                                                           ----------------------
                                                             1995         1994
                                                           Unaudited    Unaudited
                                                           ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net Income (Loss)                                           $1,368      $(1,240)

ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET
 CASH PROVIDED FROM (USED IN) OPERATING ACTIVITIES:

  Depreciation and amortization                               $1,118      $ 1,116

  (Increase) decrease in accounts receivable, net             $ (420)     $  (420)

  Decrease in receivables from related parties                $   --      $    18

  Increase in inventories                                     $ (822)     $  (760)

  (Increase) decrease in production tooling                   $  (66)     $   121

  (Increase) decrease in prepaid expenses & other             $ (114)     $   (72)
   assets

  Increase (decrease) in accounts payable                     $ (781)     $   706

  Increase (decrease) in accrued expenses                     $  272      $    72

  Increase (decrease) in deferred revenue                     $ (116)     $   515
                                                              ------      -------

NET CASH PROVIDED FROM (USED IN) OPERATING
 ACTIVITIES                                                   $  439      $    56
                                                              ------      -------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchases of property, plant & equipment                    $ (791)     $   (92)
                                                              ------      -------
NET CASH USED IN INVESTING ACTIVITIES                         $ (791)     $   (92)
                                                              ------      -------

                      SEE ACCOMPANYING CONDENSED NOTES TO
                       CONSOLIDATED FINANCIAL STATEMENTS.

                                CERADYNE, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED 9-30-1995 & 1994
                            (AMOUNTS IN THOUSANDS)

                                                           NINE MONTHS ENDED
                                                             SEPTEMBER 30
                                                         ---------------------
                                                           1995        1994
                                                         UNAUDITED   UNAUDITED
                                                         ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Issuance of common stock, net                              $ 172       $  25

  Loan from Officer                                          $  --       $ 100

  Net borrowings (payments) on long-term borrowings          $ 441       $ 119
                                                             -----       -----

Net cash provided by financing activities                    $ 613       $ 244
                                                             -----       -----

 Increase (Decrease) in cash and cash equivalents            $ 261       $ 208

Cash & cash equivalents, beginning of period                 $   0       $  94

Cash & cash equivalents, end of period                       $ 261       $ 302
                                                             =====       =====

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

  Interest paid                                              $ 255       $ 217
  Income taxes paid                                          $  --       $  --
                                                             -----       -----

                      SEE ACCOMPANYING CONDENSED NOTES TO
                       CONSOLIDATED FINANCIAL STATEMENTS.

                                 CERADYNE, INC.

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1995
                                 (Unaudited)

1.   Basis of Presentation
     ---------------------

     The consolidated financial statements include the financial statements of Ceradyne, Inc. (the Company) and its subsidiaries. All material intercompany accounts and transactions have been eliminated.

2.   Inventories
     -----------

     Inventories are valued at the lower of cost (first in, first out) or market. Inventory costs include the cost of material, labor and manufacturing overhead. The following is a summary of the inventory components as of September 30, 1995 and December 31, 1994:

                           September 30, 1995   December 31, 1994
                           ------------------   -----------------

Raw materials                  $2,740,000          $1,984,000

Work-in-process                $3,210,000          $3,090,000

Finished goods                 $  608,000          $  662,000
                               ----------          ----------
Total inventories              $6,558,000          $5,736,000
                               ==========          ==========

3.   Net Income (Loss) Per Share
     ---------------------------

     The number of shares used in computing primary net income (loss) per share equals the total of the weighted average number of shares outstanding during the periods plus common stock equivalents relating to options. Common stock equivalents relating to options issued under the 1983 Stock Option Plan (as amended), the 1994 Stock Incentive Plan (as amended), the 1985 Employee Stock Purchase Plan and the 1995 Employee Stock Purchase Plan represent additional shares which may be issued in connection with their exercise, reduced by the number of shares which could be repurchased with the proceeds at the average market price per share. Common stock equivalents relating to options are not included when their effect is antidilutive.

     The following is a summary of the number of shares entering into the computation of net income (loss) per common and common equivalent share for the three and nine-month periods ended September 30, 1995 and 1994.

                                     THREE MONTHS ENDED SEPT 30       NINE MONTHS ENDED SEPT 30
                                     --------------------------       -------------------------
                                          1995         1994                1995          1994
                                        ---------    ---------           ---------     ---------
Weighted average number of
shares outstanding                      6,288,900    6,242,500           6,265,400     6,235,900

Common stock equivalents:
   Employee Stock Purchase
   Plan                                    13,100            -              12,600             -
                                        ---------    ---------           ---------     ---------

   Stock Options                          238,000            -             162,000             -
                                        ---------    ---------           ---------     ---------
Number of shares primary &
 fully diluted                          6,540,000    6,242,500           6,440,000     6,235,900
                                        =========    =========           =========     =========

4.   Long-term Debt and Bank Borrowing Arrangements
     ----------------------------------------------

Long-term debt consisting of the following at September 30, 1995:

Note payable to asset-based lender, bearing interest at the
 institution's prime rate (8.75 percent at September 30, 1995),
 plus 3.6 percent, payable in monthly installments of $26,428.          $2,288,000

Four contract capital leases, bearing interest between 5.38
 percent and 11.64 percent, payable in monthly installments of
 $14,432 expiring from November 1995 through September 1996,
 secured by equipment with a net book value of $181,000.                $   87,000

                                                                        $2,375,000

Less - Current portion                                                  $1,669,000
                                                                        ----------
Long-term debt                                                          $  706,000
                                                                        ==========

     On September 22, 1994, the Company amended its existing revolving credit agreement with an asset-based lender for the purpose of financing the Company's working capital needs. The facility, now limited to $4,000,000, is composed of two parts: a $1,585,600 (previously $1,553,300) five-year term loan dated September 22, 1993 and a $2,414,400 (previously $2,446,700) revolving line of credit expiring on November 29, 1996. Included in the revolving line of credit is a foreign accounts sublimit which is the lesser of $500,000 or 33.3% of the total outstanding borrowings against "eligible domestic accounts." Borrowings under both sections of the facility are tied to availability formulas - eighty percent (80%) of the appraised value of fixed assets for the term loan, and for the revolving line of credit, seventy-five percent (75%) of eligible trade receivables and twenty-five percent (25%) of eligible inventory (up to $250,000). The term loan and the revolving line of credit are secured by all of the Company's assets and require the Company, among other things, to maintain certain financial ratios and limit capital expenditures. The interest rate under this credit facility is equal to the lender's prime rate (eight and three-fourths percent (8.75%) at September 30, 1995) plus three and six-tenths percent (3.6%). A one and one-half percent (1.5%) facility fee is payable annually on the total value of the credit facility.

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

ITEM 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.
          -------------------------------------------------

Reference is made to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, for an analysis and detailed discussion of the Company's financial condition and result of operations for the period covered by that report.

Results of Operations
---------------------

NET SALES. Net sales increased $1.9 million or 45.1% to $6.27 million for the quarter ending September 30, 1995, from $4.32 million for the quarter ending September 30, 1994. For the nine months ended September 30, 1995, net sales increased $4.4 million or 33.4% to $17.4 million from $13.1 million shipped in the first nine months of 1994.

The increase in sales in the three months ended September 30, 1995 was primarily due to a $.6 million increase in sales of the Company's industrial products (consisting of a $.3 million increase in fused silica ceramic products, and a $.3 million increase in industrial wear products), a $.5 million increase in sales of translucent ceramic orthodontic brackets, a $.5 million increase in armor products, and revenue totaling $.4 million from sale of ceramic tiles produced for a prototype heat exchange container program.

The increase in sales for the nine months ended September 30, 1995 was primarily due to a $2.2 million increase in sales of the Company's industrial products (consisting of a $1.3 million increase in fused silica ceramic products, and a $.9 million increase in industrial wear products), a $.9 million increase in sales of translucent ceramic orthodontic brackets, a $.4 million increase in armor products, revenue totaling $.5 million from sale of ceramic tiles produced for a prototype heat exchange container program, as well as an increase in sales of substantially all of the Company's other product lines.

GROSS PROFIT. Gross profit increased 213.9% to $1.6 million for the quarter ending September 30, 1995, from $.5 million for the quarter ending September 30, 1994. For the first nine months of 1995, gross profit increased 185.0% to $4.5 million from $1.6 million for the first nine months of 1994.

Of the $1.1 million increase in gross profit for the three months ended September 30, 1995, $.2 million resulted from increased gross profit at the Company's Semicon division in Lexington, Kentucky and

$.1 million resulted from increased gross profit at the Company's Thermo Materials division in Scottdale, Georgia. These increases were attributable primarily to increased sales and improvements in manufacturing productivity at those locations. Also contributing to the improvement in gross profit in the three months ended September 30, 1995 was the absence of the Company's ceramic-to-metal operation, which was divested in the fourth quarter of 1994 and which had a negative gross profit of $.2 million for the three months ended September 30, 1994. Other factors contributing to the improvement in gross profit during the three months ended September 30, 1995 included sales of products with greater profit margins, increased manufacturing productivity, a 45.1% increase in total net sales during the period, and absorption of fixed manufacturing overhead over the increased sales volume.

Of the $2.9 million increase in gross profit for the nine months ended September 30, 1995, $.7 million resulted from increased gross profit at the Company's Semicon division in Lexington, Kentucky and $.5 million resulted from increased gross profit at the Company's Thermo Materials division in Scottdale, Georgia. These increases were attributable primarily to increased sales and improvements in manufacturing productivity at those locations. Also contributing to the improvement in gross profit in the nine months ended September 30, 1995 was the absence of the Company's ceramic-to-metal operation, which was divested in the fourth quarter of 1994 and which had a negative gross profit of $.5 million for the nine months ended September 30, 1994. Other factors contributing to the improvement in gross profit during the nine months ended September 30, 1995 included sales of products with greater profit margins, increased manufacturing productivity, a 33.4% increase in total net sales during the nine month period, and absorption of fixed manufacturing overhead over the increased sales volume.

OPERATING EXPENSES. Operating expenses increased by $19,000 to $.937 million in the quarter ending September 30, 1995 from $.918 million for the quarter ending September 30, 1994; these expenses increased by $70,000 to $2.885 million for the nine months ended September 30, 1995 from $2.815 million for the nine months ended September 30, 1994.

Selling expenses were $.365 million for the three months ended September 30, 1995 and $1.116 million for the nine months ended September 30, 1995 vs $.332 million for the three months ended September 30, 1994 and 1.134 million for the nine months ended September 30, 1994. The increase in expenses of $33 thousand in the third quarter of 1995 vs the comparable prior year period results from the fact that the Corporation incurred a higher level of commission expense in this quarter because of the increased level of bookings and shipments. The decrease in expenses of $18,000 in the nine months ended September 30, 1995 vs the comparable prior year periods mainly results from the fact that in the fourth quarter of 1994 the Company sold its ceramic-to-metal product line, which historically had required a relatively higher commitment of selling expenses.

General and administrative expenses were $.572 million for the three months ended September 30, 1995 and $1.769 million for the nine months ended September 30, 1995 vs $.586 million for the three months ended September 30, 1994 and $1.681 million for the nine months ended September 30, 1994. The increase in expenses of $88,000 in the nine months ended September 30, 1995 vs the comparable prior year periods mainly results from the payment of employee incentive bonuses indexed to the Company's profitability during the nine months ended September 30, 1995.

OTHER INCOME. Other income decreased for the nine months ended September 30, 1995 to $2,000 from $.211 million for the comparable prior year period. During the latter period, the Company had recorded other income from the finalization of a contract cancellation, the settlement of a contract claim and license fees received in excess of an amount accrued in prior periods.

INTEREST EXPENSE. Interest expense increased for the three and nine month period ended September 30, 1995 vs the same periods in 1994. These increases were the result of an increase in the rate of interest charged by the lender.

Liquidity and Capital Resources
-------------------------------

The Company meets its operating and capital requirements from cash flow from operating activities and borrowings under its credit facilities. The Company produced $56,000 in cash flow from operating activities for the nine months ended September 30, 1994 and $439,000 for the nine months ended September 30, 1995.

The Company has a revolving credit agreement with an asset-based lender for the purpose of financing the Company's working capital needs. The credit facility, which expires on November 29, 1996, is limited to $4.0 million, and is composed of two parts - a $1,585,600 term loan and a $2,414,400 revolving line of credit. Under both parts of the credit facility, borrowings are tied to availability formulas: 80% of the appraised value of fixed assets for the term loan, 75% of eligible trade receivables, and 25% of eligible inventory (up to $250,000) for the revolving line of credit. The term loan and the revolving line of credit are secured by all of the Company's assets and require the Company, among other things, to maintain certain financial ratios and limit capital expenditures. Borrowings under the credit facility totaled approximately $2.3 million at September 30, 1995.

On November 2, 1995, the Company completed a public offering of 1,200,000 shares of its common stock from which it received net proceeds of approximately $5.2 million. Management believes that the net proceeds from the offering, together with cash resources of $261,000 as of September 30, 1995, funds generated from operations, and the ability to borrow under the revolving credit facility will be sufficient to finance anticipated capital and operating requirements for at least the next twelve months. However, the Company may find it necessary to seek additional sources of financing to support its capital needs, for additional working capital, potential investments, acquisitions or otherwise. There is no assurance that such financing would be available on commercially acceptable terms or at all. Total property and equipment expenditures for 1995 are expected to be approximately $1.0 million.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings
          -----------------

The Company is, from time to time, involved in various legal and other proceedings that relate to the ordinary course of operating its business, including, but not limited to, employment-related actions and workers' compensation claims.

Currently, the Company is involved in one action filed by a current employee in the Superior Court of the State of California, County of Orange. The employee and his wife filed suit in December 1994 alleging that he contracted chronic beryllium disease during the course and scope of his employment. Defense of the case has been tendered to the Company's insurance carriers. The Company has been advised by its insurance carriers that coverage has been denied. The Company believes, however, based on the advice of its insurance coverage counsel, that coverage was improperly denied and it is currently disputing the existence of coverage with its insurance carriers. This case is in the early stages of discovery.

On October 26, 1995, the Company was served with a complaint that was filed by four persons, and the spouses of two of those persons, who are employed by one of the Company's customers. The complaint, filed in the United States District Court, Eastern District of Tennessee, alleges that the plaintiffs contracted chronic beryllium disease as a result of their exposure, during the course of their employment by the Company's customer, to beryllium-containing products sold by Ceradyne. The Company is one of four named defendants who allegedly also sold products containing beryllium oxide to the plaintiffs' employer. The complaint seeks compensatory damages in the amount of $3.0 million for each of the four plaintiffs who were employed by the Company's customer, compensatory damages of $1.0 million each for the two spouses, and punitive damages in the amount of $5.0 million. Defense of this case has been tendered to the Company's insurance carriers. The Company believes, based upon the advice of its insurance coverage counsel, that its insurance carriers should accept the defense of these claims. There can be no assurance, however, that insurance coverage will be available or that, if available, the amount of insurance will be sufficient to cover any potential adverse judgment, or that any adverse outcome would not have a material adverse effect on the Company or its financial condition.

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

Dated:  November 10, 1995