Form 10-K
period 1995-12-31
CERADYNE INC
filed 1996-04-01
CIK 18937

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee required)
     For the Fiscal Year Ending December 31, 1995

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No fee required)
     For the transition period from _______ to _______

                          Commission File No. 0-13059

                                CERADYNE, INC.
            ------------------------------------------------------
            (Exact name of Registrant as specified in its charter)

            Delaware                                  33-0055414
- -------------------------------              ----------------------------
(State or other jurisdiction of              (I.R.S. Employer Identifica-
 incorporation or organization)               tion Number)

              3169 Red Hill Avenue, Costa Mesa, California 92626
              --------------------------------------------------
                   (Address of principal executive offices)

      Registrant's telephone number, including area code:  (714) 549-0421
                                                           --------------

       Securities registered pursuant to Section 12(b) of the Act:  None

          Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $.01 par value
                               (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  X   NO
    ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value (based on the closing price at which stock was sold) of the voting shares held by non-affiliates of the registrant as of March 6, 1996 was $40,376,424.

As of March 6, 1996, the number of shares of the registrant's Common Stock outstanding was 7,740,424.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement for its 1996 Annual Meeting of Stockholders are incorporated by reference into Part III.

                                 PART I

Item 1.  Business
         --------

INTRODUCTION

Ceradyne, Inc. ("Ceradyne" or the "Company") develops, manufactures and markets advanced technical ceramic products and components for industrial, defense, consumer and microwave applications. In many high performance applications, products made of advanced technical ceramics meet specifications that similar products made of metals or plastics cannot achieve. Advanced technical ceramics can withstand extremely high temperatures, combine hardness with light weight, are highly resistant to corrosion and wear, and have excellent electrical insulation capability and other special electronic properties.

Ceradyne's technology was originally developed primarily for defense and aerospace applications which have historically represented a substantial portion of its business. As a result of the end of the "Cold War", one of the Company's major defense contracts was canceled and the Company experienced reductions in certain other defense-related business. As a result, the Company began to rely more heavily on the development of new applications and markets, domestic and international, for its advanced technical ceramic technology, while continuing to serve its historical customer base which continued to account for a substantial portion of the Company's business. The Company's international sales have increased in each of the last three years.

From a peak of $25.6 million in 1987, the Company's revenues declined to a low of $15.9 million in 1993. Management believes that the Company's financial recovery commenced in the fourth quarter of 1994 due to an increase in new bookings and the divestiture of an historically unprofitable operation. Revenues began to increase in the third quarter of 1994, and have continued to increase during the year ended December 31, 1995.

The Company continues to derive a substantial portion of its revenues from its traditional products, such as lightweight ceramic armor for military helicopters and microwave tube products. Management expects that newer products developed or being developed by the Company for defense, industrial and consumer applications will represent a growing share of its business. Examples of these newer products include (i) lightweight ceramic armor vests for military personnel; (ii) a modified translucent ceramic orthodontic bracket which is sold to Unitek Corporation, a subsidiary of 3M, under an exclusive marketing agreement and (iii) wear resistant components for industrial machinery, such as paper making equipment, made from the Company's Ceralloy(R) 147 silicon nitride advanced technical ceramic. Additionally, the Company's ceramic-impregnated dispenser cathode is in early limited production for next generation large screen and projection television. The Company believes this product has applications in high-definition television (HDTV) and enhanced resolution CRT monitors. There can be no assurance, however, of wide market acceptance of this product.

The Company has a strategic relationship with the Ford Motor Company, pursuant to which Ford has acquired a 15.6% equity interest in the Company, and transferred ceramic-related technology to the Company with a long-term objective of developing ceramic components for automobile engines. The Company's efforts in automotive and diesel applications are still in the experimental stage and the Company's ability to generate significant revenues from these applications is uncertain and may not occur for several years, if at all.

INDUSTRY BACKGROUND

Developments in industrial processing, military systems, microwave electronics, consumer electronics and orthodontics have generated a demand for high performance materials with certain properties not readily available in metals or plastics. In certain high performance applications, this demand has been met by products made of advanced technical ceramics.

The following table compares certain favorable properties of selected advanced technical ceramics commonly used by the Company with those of other selected materials.

==========================================================================================================================
                                     MELTING
                                      POINT           HARDNESS           CHEMICAL                                 DENSITY
                                    (DEGREES          (VICKERS          RESISTANCE            ELECTRICAL           (GMS
MATERIALS                          FAHRENHEIT)         SCALE)            TO ACIDS             PROPERTIES          PER CC)
- --------------------------------------------------------------------------------------------------------------------------
Advanced technical ceramics      2,500 to 6,900    1,600 to 7,000    Excellent           From conductors to     2.5 to 4.5
                                                                                         excellent insulators
- --------------------------------------------------------------------------------------------------------------------------
High strength alloy steel        2,500 to 2,700    250 to 900        Fair                Conductors             7.0 to 9.0
- --------------------------------------------------------------------------------------------------------------------------
High performance plastics        275 to 750        5 to 10           Good to Excellent   Good to excellent      1.0 to 2.0
                                                                                         insulators
==========================================================================================================================

Ceramics such as earthenware, glass, brick and tile have been made for centuries and are still in common use today. The inertness and lasting qualities of ceramics are illustrated by the artifacts uncovered intact in modern times. Almost all traditional ceramics, including those of ancient times, were based on clay. In recent years, significant advances have been made in ceramic technology through the application of specialized processes to produce man-made ceramic powders. In the 1950's and 1960's, developments in aluminum oxide and other oxides provided ceramics that were excellent electrical insulators and were capable of withstanding high temperatures. In the 1970's, these and other developments resulted in the ability to manufacture advanced technical ceramics with great strength at elevated temperatures and reduced brittleness, historically a primary limitation of ceramics. The industry that has emerged from these advances is known as advanced technical (or structural) ceramics.

The properties of advanced technical ceramics present a compelling case for their use in a wide array of applications. However, manufacturing costs associated with the production of these materials need to be reduced in order to accelerate the use of advanced technical ceramics as a direct replacement for metals, plastics or other ceramics. A portion of these costs are related to the need for diamond grinding finished components to exacting tolerances. Industry cost reduction efforts have included the production of blanks or feed stock to "near net shape" configurations, thus reducing the need for final finishing. Manufacturers are also seeking to reduce costs through the use of high volume automated processing and finishing equipment and techniques, and to achieve economies of scale in areas such as powder processing, blank fabrication, firing, finishing and inspection.

The automobile industry is particularly sensitive to initial as well as life cycle costs. Although the current state of the art of advanced technical ceramics suggests potential automotive acceptance, the cost factors currently will not permit automobile related production. The industry goal is to bring advanced technical ceramics' costs down as close as possible to the cost of equivalent current metal parts.

CERADYNE STRATEGY

The Company's strategy is to capitalize on its existing technologies, developed originally for defense and aerospace applications, to broaden its product and customer base through increased marketing efforts both domestically and internationally. The Company is focusing on additional customer opportunities for existing products, and on emerging markets and products which require or can benefit from the physical, chemical or electronic properties of advanced technical ceramics. The Company believes that this strategy will depend more on increased marketing efforts to promote its existing products and technologies than it will on pure research and development of new products.

Ceradyne seeks to increase sales of its traditional products primarily through expanded domestic and global marketing efforts. Examples of these products and market applications include:

     .  Lightweight ceramic armor for military helicopters.

     . Industrial ceramics utilizing fused silica ceramics for the glass tempering and steel making markets.

     . Microwave cathodes, microwave absorbing Ceralloy(R) ceramics and samarium cobalt magnets for use in microwave power tubes in communications, radar and electronic countermeasure applications.

As part of the Company's strategy to leverage its existing technologies, the Company expects much of its future growth to come from products which are currently in early production or still in development. There can be no assurance, however, that products still under development will be successfully completed, or that any of these newer products, including those already in production, will achieve wide market acceptance. See "Certain Factors That May Affect the Company's Business and Future Results". The following table illustrates these newer and planned products and the markets for which they are intended.

================================================================================
MARKET OPPORTUNITY              TECHNICAL DEMANDS OF      CERADYNE'S STRATEGIC
                                      MARKET                    RESPONSE
- --------------------------------------------------------------------------------
                                  INDUSTRIAL
- --------------------------------------------------------------------------------
Wear resistant components       Failure of              Ceralloy 147 Sintered
 required on the rubbing or     industrial equipment    Reaction Bonded Silicon
 cutting surfaces of            is often caused by      Nitride (SRBSN)
 industrial machinery, such     premature wearing       industrial wear parts
 as in paper making             out of surfaces due     and cutting tool inserts
 equipment, centrifuges, and    to abrasive action.     are designed to replace
 cutting tool inserts.          Examples include        hard metal or even oxide
                                paper making where      ceramic wear surfaces,
                                the pulp slurry runs    resulting in great
                                at 5000 feet per        productivity, quality
                                minute, or in metal     and longer "uptime."
                                cutting where as
                                much as .125 inch
                                depth of cut are
                                removed in a single
                                pass.
- --------------------------------------------------------------------------------
                                    DEFENSE
- --------------------------------------------------------------------------------
Lightweight armor for           As tactical             Ceralloy 546 (boron
 military  and law              conflicts as well as    carbide) or Ceralloy 146
 enforcement personnel.         terrorist and other     (silicon carbide) backed
                                activities result in    with Kevlar, Spectra
                                the increased use of    or other laminates are
                                automatic weapons,      designed to provide
                                it has become           lightweight ballistic
                                necessary to stop       protection greater than
                                bullets as great as     Kevlar alone at an
                                a .50 caliber           acceptable weight.
                                machine gun round.
                                However, vests or
                                other armor must be
                                light enough in
                                weight to allow
                                freedom of movement
                                without undue
                                fatigue.

Missile nose cones (radomes).   Next generation         The Company's advanced
                                tactical missiles       technical ceramic
                                (Standard Missile       radomes are designed to
                                Block IV and PAC-3)     address demanding
                                will be required to     specifications of next
                                fly at extremely        generation missile nose
                                high velocities,        cones.
                                tight turning radii,
                                and severe weather
                                conditions.  These
                                operating conditions
                                may preclude the use
                                of conventional
                                polymer materials.
- --------------------------------------------------------------------------------
                                   CONSUMER
- --------------------------------------------------------------------------------
Orthodontic brackets.           Traditional             Ceradyne's Transtar
                                stainless steel         translucent orthodontic
                                orthodontic ceramic     brackets are inert, pick
                                brackets are often      up the color of the
                                considered              patient's teeth and
                                unsightly.              allow the orthodontist
                                Substitute clear        to correct the patient's
                                plastic materials       bite.  The Company and
                                can be weak and may     its marketing partner,
                                stain.  Some            3M/Unitek, plan to
                                orthodontic patients    introduce an enhanced
                                prefer aesthetically    version of this ceramic
                                pleasing brackets       bracket in 1996.
                                which can be affixed
                                to each tooth to
                                support the archwire.

Large screen televisions,       To achieve sharper,     Ceradyne's CRT
 projection televisions,        brighter pictures in    ceramic-impregnated
 HDTV, and other cathode ray    next generation         dispenser cathodes are
 tube (CRT) applications.       television picture      designed to offer the
                                tubes, it may be        television manufacturer
                                necessary to            increased power levels
                                increase current        compared to conventional
                                density                 cathodes.  The Company
                                (amperes/cm/2/) from    is now in early limited
                                currently used oxide    production for a large
                                cathodes.               projection television
                                Television              and a wide screen 29"
                                manufacturers may       consumer television.
                                require extra power
                                as size of picture
                                and number of pixels
                                increase.
- --------------------------------------------------------------------------------
                                  AUTOMOTIVE
- --------------------------------------------------------------------------------
Automobile internal             In order to achieve     Ceradyne's Ceralloy 147
 combustion engine and          diesel engine life      SRBSN is a candidate for
 diesel engine valve train      of one million miles    a variety of engine
 and other engine components.   and automobile          components including
                                engine life of over     bucket tappet inserts,
                                100,000 miles           engine valves, clevis
                                without major           pins and fuel injection
                                maintenance, it may     pump parts.  The Company
                                be necessary to         is in prototype
                                replace metal engine    development of parts for
                                components with         Detroit Diesel Corp.,
                                longer lasting,         Caterpillar Inc., and
                                lighter weight,         Ford Motor Company.
                                higher temperature      Volume production orders
                                resistant parts at      may not occur for
                                acceptable unit         several years, if at
                                costs.                  all, and will depend on
                                                        significant cost
                                                        reduction and other
                                                        factors.
================================================================================

As part of the Company's strategy, management intends to establish additional sales representative and distributor relationships, particularly in international markets. The Company will also seek to develop strategic product development or marketing relationships with other manufacturing companies or key customers whose expertise, marketing or financial resources will assist the Company in accomplishing these objectives. See "Certain Factors That May Affect the Company's Business and Future Results".

STRATEGIC RELATIONSHIPS

The Company has established two strategic relationships which have been, and the Company expects will continue to be, important factors in the Company's efforts to develop and expand its advanced technical ceramic technology into new products and markets. These relationships are described below.

Ford Motor Company Joint Product Development Program. Ceradyne completed a series of transactions with the Ford Motor Company ("Ford") in March 1986 with a long-term objective of developing ceramic components for automobiles. Key to this venture was the transfer of technology developed by Ford relating to technical ceramics, including a portfolio of United States and corresponding foreign patents and patent applications, and the investment of $10 million in the Company in exchange for Common Stock which eventually resulted in an ownership interest in Ceradyne of approximately 16%. Ford and the Company also entered into a joint development program pursuant to which Ceradyne has been applying its experience and expertise in technical ceramics to develop this technology into commercial products with a view to eventually developing components for automobile engines. Through fiscal 1995, Ford has contributed to the Company, on a cost sharing basis, a total of $3.3 million in cash and equipment under this joint development program. The technology acquired from Ford and the efforts of this joint development program have led to the development of Ceradyne's Ceralloy(R) 147 sintered reaction bonded silicon nitride (SRBSN) advanced technical ceramic, from which the Company now produces a line of industrial wear components and has made prototype parts for evaluation and testing in internal combustion and diesel engines.

3M/Unitek Orthodontic Bracket Joint Program. In 1986, Ceradyne entered into a joint development and supply agreement with 3M/Unitek, for the development of a translucent ceramic bracket for orthodontic appliances commonly known as braces. Under this agreement, 3M/Unitek, which is a major manufacturer of stainless steel orthodontic brackets, provided Ceradyne with information regarding the functional specifications and properties which ceramic brackets would be required to satisfy. Based on this information and utilizing its experience with translucent ceramics originally produced by Ceradyne for defense electronic countermeasure applications, Ceradyne developed, and in 1987 began manufacturing, translucent ceramic brackets. These brackets cosmetically blend with the natural color of the patient's teeth while performing the structural functions formerly performed by traditional stainless steel brackets.

Ceradyne and 3M/Unitek have obtained and jointly own two United States patents covering the basic use of translucent ceramics for an orthodontic bracket. 3M/Unitek has an exclusive right to market brackets based on this technology until 2007.

MARKET APPLICATIONS

The Company's products can be categorized by the principal market applications they address: (i) industrial, (ii) defense, (iii) consumer, (iv) microwave tube products and (v) automotive. These markets accounted for approximately 29.2%, 24.6%, 3.7%, 41.1% and 1.4%, respectively, of the Company's net sales for fiscal 1994 and 37.5%, 18.4%, 9.3%, 33.7% and 1.1%, respectively, of net sales for the year ended December 31, 1995.

Set forth below is a description of the Company's principal products itemized by market:

INDUSTRIAL

Industrial Wear Components. Ceradyne's industrial wear components are made primarily of its Ceralloy(R) 147 sintered reaction bonded silicon nitride (SRBSN). These SRBSN ceramic components are generally incorporated in industrial machinery where severe abrasive conditions exist which wear out vital components. The Ceradyne wear resistant parts are used to replace conventional wear materials such as tungsten carbide or ceramics such as alumina or zirconia. Often these parts are incorporated in high wear areas at the original equipment manufacturer's plant. Applications include metal cutting tool inserts, paper and can making equipment, abrasive blasting nozzles as well as custom applications.

Tempered Glass Furnace Components and Metallurgical and Industrial Tooling. Fused silica ceramic is a ceramic which does not materially expand when heated, nor materially contract when cooled. Therefore, it is used to produce industrial tooling and molds where complicated shapes and dimensions must be maintained over a wide range of temperatures. Such applications include the forming and shaping of titanium metal, used in the manufacture of aircraft. Other applications take advantage of fused silica's excellent thermal shock resistance and inertness when in contact with glass. These applications include components for equipment used in the fabrication of flat plate and tempered glass or contoured shapes such as automobile windshields. Fused silica ceramic shapes of up to 14 feet in length are produced in the Company's facility located near Atlanta, Georgia.

DEFENSE

Lightweight Ceramic Armor. Although armor has progressed through the centuries from animal skin shields to metal armored suits, to Kevlar(TM) vests (for light arms), to heavy steel plate, the requirements for light weight and maximum projectile stopping capability vary little. Ceradyne has developed and is producing lightweight ceramic armor capable of protecting against threats as great as .50 caliber armor piercing machine gun bullets at 50% of the equivalent steel plate weight. Utilizing hot pressed Ceralloy(R) ceramic, the Company's armor plates are laminated with either Kevlar(TM), Spectra(TM) or fiberglass and formed into a wide variety of shapes, structures and components. To date, ceramic armor manufactured by the Company has been used principally for military helicopter crew seats and airframe panels. The Company currently supplies ceramic armor systems for the following helicopter programs: the Blackhawk helicopter manufactured by Sikorsky Aircraft, the Apache helicopter manufactured by McDonnell-Douglas Helicopters, Inc., the Cobra helicopter manufactured by the Bell Helicopter division of Textron Inc., and the Sea King helicopter manufactured by Westland Helicopters. The Company believes it is a leader in producing lightweight ceramic armor for military helicopters. See "Certain Factors That May Affect the Company's Business and Future Results".

The Company received its first production contract for ceramic armor vests for military personnel in January 1995. This order, from the Defense Logistics Agency of the United States government, includes $3.5 million in vests which the Company expects to ship over the next 12 to 18 months and unexercised options for up to an additional $6.1 million in vests. These options, if exercised, are to be shipped over an additional 24 month period. The Company believes that factors affecting whether these options will be exercised include the quality and timeliness of vests shipped under the firm portion of this order, military requirements and the continued availability of government funding for this program. There can be no assurance, however, that all or any portion of these options will be exercised. See "Certain Factors That May Affect the Company's Business and Future Results".

Missile Nose Cones (Radomes). The Company produces conical shaped, precision machined ceramic components, which are designed to be mounted by its customers on the front end of tactical missiles. These nose cones, or radomes, are designed for applications where the velocities and operating environments are severe enough that the thermal shock and erosion resistance, high strength and microwave transparency properties of advanced technical ceramics are required. Revenues from sales of radomes have not been material to date. However, radomes manufactured by the Company have been qualified for the Standard Missile Block IV missile program and are currently undergoing early testing for the PAC-3 missile program.

CONSUMER

Ceramic Orthodontic Brackets. In the orthodontic process of correcting a patient's tooth alignment, typically small (about 1/4") stainless steel brackets are adhered to each individual tooth in order to serve as a guide to the archwire which is the wire that sets into each bracket. The cosmetic appearance of all this metal is often considered quite unattractive. Ceradyne, together with its marketing partner, 3M/Unitek, have developed and are marketing ceramic orthodontic brackets made of Ceradyne's translucent ceramic, Transtar(R). The translucency of this ceramic bracket, together with the classic ceramic properties of hardness, chemical inertness and imperviousness, have resulted in a cosmetic substitute for traditional stainless steel brackets. These products are generally sold as aesthetic alternatives to conventional metal brackets and have been in production since 1987. Ceradyne is in advanced stages of development of an enhanced Transtar(R) bracket design whereby a small metal channel is placed in the archwire slot allowing for easier sliding between the wire and bracket. Ceradyne and 3M/Unitek plan to introduce this new design in 1996. See "Certain Factors That May Affect the Company's Business and Future Results".

CRT (Television) Ceramic-Impregnated Dispenser Cathodes. Cathodes are the tiny elements in an electron gun of a television tube that, when heated, emit a stream of electrons. This electron stream strikes the phosphors (pixels) on the inside glass of the tube, causing them to excite and glow creating a picture when viewed from the outside. Dispenser cathodes, which are the most efficient type of cathode, typically have been used for microwave tube applications, but historically have not been cost effective for televisions. The Company has developed a cathode design and manufacturing process which enables the Company to produce a high current density ceramic-impregnated dispenser cathode for CRT applications at a fraction of the cost of microwave tube ceramic-impregnated dispenser cathodes. The Company's process and equipment are designed to produce these cathodes at a very rapid rate with a current density (measured in amperes/cm/2/) significantly greater than conventional oxide cathodes currently used in televisions. These CRT dispenser cathodes are intended for large screen televisions, projection televisions, HDTV and other high-end CRT applications, and are currently being used by two manufacturers in limited production high-end television sets. Any potential production volume use of the Company's CRT cathode will require extensive customer evaluation and may be limited by cost factors. There can be no assurance that the Company will obtain large volume orders for this product. See "Certain Factors That May Affect the Company's Business and Future Results".

MICROWAVE TUBE PRODUCTS

Microwave Ceramic-Impregnated Dispenser Cathodes. The Company manufacturers ceramic-impregnated dispenser cathodes which are used in microwave tubes for applications in radar, satellite communications, electronic countermeasures and other uses. Dispenser cathodes, when heated, provide the stream of electrons which are magnetically focused into an electron beam. Microwave frequency signals which interact with this beam of electrons are substantially increased in power. Microwave dispenser cathodes are primarily composed of a porous tungsten matrix impregnated with ceramic oxide compounds.

Samarium Cobalt Permanent Magnets. The Company's samarium cobalt magnets are sold as components primarily for microwave tube applications. Electron beams in microwave tubes generated by the dispenser cathodes described above can be controlled by the magnetic force provided by these powerful permanent magnets. The magnets are generally small sub-components of microwave traveling wave tubes.

Precision Ceramics.  Ceradyne produces a wide variety of hot pressed
Ceralloy(R) ceramic compositions, precision diamond ground to close tolerances, primarily for microwave tube applications. The interior cavities of microwave tubes often require ceramic components capable of operating at elevated temperatures and in high vacuums.

AUTOMOTIVE MARKET

Internal Combustion and Diesel Engine Components. The demand for higher performance, more efficient and more durable engines for heavy duty diesel trucks and automobiles creates additional opportunities for advanced technical ceramics. For instance, the Company believes that if engines could be produced using certain advanced technical ceramic components, they could be lighter and longer lasting than those using metal components and could operate at higher temperatures, with reduced cooling and lubrication requirements. As a result, engines would use less fuel, achieve more complete combustion, thereby reducing emissions, and be less costly to maintain. Because of these potential benefits, industry-wide efforts are being made to develop advanced technical ceramic technology to replace critical steel components in diesel and automobile engines.

Ceradyne has provided a limited number of prototype parts made of Ceralloy(R) 147 SRBSN materials for evaluation and testing in internal combustion and diesel engines. Ceradyne has no production contracts to produce any ceramic components for automotive or diesel engine use. However, Ceradyne is engaged in a joint development program with Ford to develop ceramic components for automobile engines, and with a heavy-duty diesel engine manufacturer to develop silicon nitride engine valves and clevis pins for diesel engines. Ford is not obligated to purchase any minimum quantities of components developed under this program, and Ceradyne's efforts in this area are still in the experimental stage with future success greatly dependent on achieving cost reductions while maintaining high quality levels. The Company believes that use of ceramic components in high volume production automobile or diesel engines will not occur for several years, if at all. See "Certain Factors That May Affect the Company's Business and Future Results".

OTHER

Utilizing its advanced technical ceramics technologies and facilities, the Company also manufactures a number of other products related to the foregoing markets, such as dispenser cathodes for ion laser applications, samarium cobalt permanent magnets for motors and instruments, and other precision advanced technical ceramics. None of these products provides a material amount of revenue to the Company.

MARKETING AND CUSTOMERS

Each of Ceradyne's three manufacturing locations maintains an autonomous sales and marketing force promoting their individual products. The Company has more than 10 employees directly involved in marketing and has agreements with more than 25 manufacturers' representatives in the United States and other countries who are compensated as a percent of sales in their territory. Ceradyne is focusing much of its marketing effort outside the United States through direct involvement of senior management personnel from the Company's U.S. facilities in concert with local manufactures' representatives. Revenues from export sales represented approximately 18%, 25% and 26% of total net sales in fiscal years 1993, 1994 and 1995, respectively.

Generally, the Company sells components to prime contractors or original equipment manufacturers. To a lesser extent, Ceradyne sells its products directly to the end user. The Company sells its translucent ceramic orthodontic brackets only to 3M/Unitek pursuant to an exclusive marketing agreement with that customer. See "Certain Factors That May Affect the Company's Business and Future Results". Varian Associates, Inc., which purchases microwave tube products from the Company, accounted for approximately 13% of the Company's total net sales in fiscal 1994, and no customer accounted for more than 10% of total net sales in fiscal 1995.

The Company continues to explore various domestic and international marketing, and other relationships to increase its sales and market penetration. Furthermore, Ceradyne is attempting to create long-term relationships with its customers to promote a smoother, more predictable flow of orders and shipments by entering into multi-year agreements or exclusive relationships where possible.

MANUFACTURING PROCESSES

Ceradyne has a number of manufacturing processes which are dedicated to specific products and markets. These processes and the product applications are described below.

Hot Pressing. The Company's hot pressing process is generally used to fabricate ceramic plates for lightweight ceramic armor. Ceradyne has developed and constructed induction heated furnaces capable of operating at temperatures exceeding 4000F in inert atmospheres at pressures up to 5000 lbs. per square inch. This equipment enables Ceradyne to fabricate parts more than 20 inches in diameter, which is considered large for advanced technical ceramics. Through the use of multiple cavity dies and special tooling, the Company can produce a number of parts in one furnace during a single heating and pressing cycle.

Ceradyne procures its raw materials as fine powders from several outside suppliers. After processing by the Company, the powders are either loaded directly into the hot pressing molds or are shaped into preforms prior to loading into the hot pressing molds. The powders are placed in specially prepared graphite tooling, most of which is produced by Ceradyne. Heat and pressure are gradually applied to the desired level, carefully maintained and finally reduced. The furnace is removed from the press while cooling to permit the press to be used with another furnace. For most products, about 20 hours are required to perform this cycle. The resultant ceramic product generally has mechanical, chemical and electrical properties of a quality approaching that only theoretically obtainable. Almost all products are then finished by diamond grinding to meet precise dimensional specifications.

Sintering of Fused Silica Ceramics. Sintering of fused silica ceramics is the process Ceradyne uses to fabricate fused silica ceramic shapes for applications in glass tempering furnaces, metallurgical tooling and other industrial uses.
To fabricate fused silica ceramic shapes, fused silica powders are made into unfired shapes through slip casting or other ceramic compaction processes.
These unfired "green" shapes are fired as they move through a continuously operated 150 foot long tunnel kiln at temperatures up to 2500F. The final shapes are often marketed in the "as fired" condition or, in some cases, precision diamond ground to achieve specific dimensional tolerances or surface finishes required by certain customers. See "Business, Manufacturing Processes-Diamond Grinding".

Ceramic-Impregnated Dispenser Cathode Fabrication. Ceramic-impregnated dispenser cathode fabrication is used to produce cathodes for microwave power tube applications and cathode ray tube ("CRT") cathodes for televisions. To produce ceramic-impregnated dispenser cathodes, both tungsten metal powders and ceramic powders are used. The tungsten metal powders are isostatically pressed in polymer tooling, removed and fired in special atmospheres at temperatures in excess of 4000F. The tungsten billets are machined into precision shapes with exacting tolerances. The tungsten machined shapes are impregnated with a ceramic composite and fired at high temperatures in special atmospheres. The ceramic impregnated components are assembled and furnace brazed.

Final processing includes the insertion of a metal heating element within a ceramic insulating compound and the addition of an extremely thin layer of precious metals to the surface. The Company's final quality inspection often includes a test of the cathode's electron emitting capabilities at normal operating temperatures. In order to produce high volume, inexpensive CRT cathodes for television and other CRT applications, the Company has developed and built high speed automated assembly equipment capable of producing a cathode approximately every 6.5 seconds. To date, however, the Company has not produced CRT cathodes in sustained high volumes. See "Certain Factors That May Affect the Company's Business and Future Results".

Sintering and Reaction Bonding of Silicon Nitride. Sintering and reaction bonding of silicon nitride results in the Company's Ceralloy(R) 147 SRBSN, which is used in industrial and automotive applications. Ceradyne SRBSN is based on technology acquired from Ford. See "Strategic Relationships". This SRBSN process begins with relatively inexpensive high purity elemental silicon
(Si) powders, which contrasts sharply with most other manufacturing techniques which start with relatively more expensive silicon nitride (Si\\3\\N\\4\\) powders.

After additives are incorporated by milling and spray drying, the silicon powders are formed into shapes through conventional ceramic processing such as dry pressing. These shapes are then fired in a nitrogen atmosphere which converts the silicon part to a silicon nitride part. At this step (reaction bonding), the silicon nitride is pressure sintered in an inert atmosphere increasing the strength of the component three fold. As a result of SRBSN processing, the ceramic crystals grow in an intertwining "needle-like" fashion which the Company has named NeedleLok(TM). Ceradyne's NeedleLok(TM) structure results in a tough, high fracture energy part. The process is economical due to the low cost of the starting powders and can be used to produce extremely high production volumes of parts due to the use of conventional pressing processes.

Fabrication of Translucent Ceramics (Transtar(R)). Ceradyne produces translucent aluminum oxide (Transtar(R)) components primarily for use as orthodontic ceramic brackets. The high purity powders are purchased from outside vendors and processed by dedicated conventional ceramic mechanical dry presses. The formed blanks are then fired in a segregated furnace in a hydrogen atmosphere at 1800C until the ceramics enter to a strong translucent condition. These fired aesthetic appearing brackets then have certain critical features diamond ground into them. The final step is a proprietary treatment of the bonding side in order to permit a sound mechanical seal when bound to the patient's teeth.

Diamond Grinding. Many of Ceradyne's advanced technical ceramic products must be finished by diamond grinding because of their extreme hardness. The Company's finished components typically are machined to tolerances of .001 inch and occasionally are machined to tolerances up to .0001 inch. To a limited extent, the Company also performs diamond grinding services for customers independently of its other manufacturing processes to specifications provided by the customer. The Company's diamond grinding department can perform surface grinding, diameter grinding, ultrasonic diamond grinding, diamond lapping, diamond slicing and honing. The equipment includes manual, automatic and computer numerically controlled (CNC) grinders. The CNC grinders have been specially adapted by the Company for precision grinding of ceramic contours to exacting tolerances.

Fabrication of Samarium Cobalt Permanent Magnets. The fabrication of samarium cobalt permanent magnets results in various magnet shapes which are primarily used in microwave tube applications. The Company procures premixed samarium cobalt powder either as SmCo\\5\\ or Sm\\2\\Co\\17\\ compositions. The powders are then milled and formed into the final configuration by pressing in a magnetic field using a specially designed magnet press. These "pre-fire" or "green" magnets are then sintered at 2000F in helium or vacuum. The magnets may then be subsequently diamond ground and characterized as to each individual magnet's strength.

Raw Materials. The starting raw materials for Ceradyne's manufacturing operations are generally fine, man-made powders available from several domestic and foreign sources. Except for beryllium oxide powder, raw materials, such as Kevlar(TM), graphite, metal components and other ancillary items are readily available from several commercial sources. Although beryllium oxide powder is available from only one domestic source, the Company has not experienced any difficulty in obtaining this powder and has substantially reduced its use of this material. See "Certain Factors That May Affect the Company's Business and Future Results".

Quality Control. Ceradyne products are made to a number of exacting specifications. In order to meet both internal quality criteria and customer requirements, the Company has implemented a number of quality assurance and in-process statistical process control programs. These quality programs are implemented separately at each of Ceradyne's three manufacturing locations.

ENGINEERING AND RESEARCH

Ceradyne's engineering and research efforts consist primarily of application engineering in response to customer requirements. These efforts are directed to the creation of new products, the modification of existing products to fit specific customer needs, or the development of enhanced ceramic process technology. The Company is also engaged in internally-funded research to improve and reduce the cost of production and to develop new products. Costs associated with application engineering and internally-funded research are generally expensed as incurred and are included in cost of product sales. Costs associated with Company-funded research were approximately $400,000, $360,000 and $400,000 in 1993, 1994 and 1995, respectively.

COMPETITION

Ceradyne competes on the basis of product performance, material specifications, application engineering capabilities, customer support, reputation and price. Competitive pressures vary in each specific product market, depending on the product and program. In many instances, the competitors are well-known companies with greater financial, marketing and technical resources than Ceradyne. Ceradyne intends to continue to focus on selected business areas in which it can exploit its technological, manufacturing and marketing strengths. Some of Ceradyne's competitors often are divisions of larger companies with each of Ceradyne's product lines subject to completely different competitors. Some of the competitors of the Company include Kyocera Corporation's Industrial Ceramics Group in industrial ceramic products, Vesuvius McDaniel Co. in fused silica ceramics, and Simula Inc. and Brunswick Corp. in defense products. In many applications the Company also competes with manufacturers of non-ceramic materials. The principal competition for the Company's new CRT cathode are oxide cathodes manufactured in-house by the television manufacturers who are the Company's targeted customers for this product. For future automotive applications, there is a wide range of both current and potential domestic and international competitors. See "Certain Factors That May Affect the Company's Business and Future Results".

BACKLOG

Ceradyne records an item as backlog when it receives a contract or purchase order indicating the number of units to be purchased, the purchase price, specifications and other customary terms and conditions. Ceradyne customarily includes unexercised options as a separate item in its backlog because the purchase orders are given on the basis of the total order, including options. Although there can be no assurance that options will be exercised, Ceradyne's experience has been that, with the exception of one significant strategic weapons systems contract that was canceled in 1992, substantially all options or equivalents have been exercised at the prices set forth in the original contract. At December 31, 1994, backlog consisted of unfilled firm orders of approximately $11.5 million, and unexercised options of approximately $4.4 million for a total of approximately $15.9 million, compared with a backlog at December 31, 1995, which consisted of unfilled firm orders of approximately $15.5 million and unexercised options of approximately $10.5 million, for a total of approximately $26.0 million. Typically, firm orders are scheduled to be shipped within 12 to 18 months from receipt of order.

PATENTS, LICENSES AND TRADEMARKS

The Company relies primarily on trade secrecy to protect compositions and processes that it believes are proprietary. In certain cases, the disclosure of information concerning such compositions or processes in issuing a patent could be competitively disadvantageous. However, management believes that patents are important for technologies where trade secrecy alone is not a reliable source of protection. Accordingly, Ceradyne has applied for, or has been granted, several United States patents relating to compositions, products or processes that management believes are proprietary, including lightweight ceramic armor.

Two U.S. patents have been issued to the Company relating to translucent ceramics for orthodontic brackets. The earliest of these patents expires in 2007. These patents are co-invented and co-owned by Ceradyne and 3M/Unitek. Ceradyne and 3M/Unitek have granted licenses to eight companies whose ceramic orthodontic brackets infringe the Ceradyne-3M/Unitek patents, wherein those companies pay royalties to Ceradyne and 3M/Unitek based on sales of their orthodontic ceramic brackets for the remaining life of the patents. See "Certain Factors That May Affect the Company's Business and Future Results", and "Strategic Relationships".

Ceradyne has been issued two U.S. patents and has one patent pending relating to its CRT ceramic-impregnated dispenser cathode and has applied for corresponding foreign patents in various foreign countries. The earliest of these patents expires in 2006.

Through its association with Ford, Ceradyne acquired in excess of 80 U.S. patents, of which 37 are still active, and corresponding foreign patents and applications relating to technical ceramics for automotive technology. The last of these patents will expire in August 2007. See "Strategic Relationships".

"Ceralloy(R)," the name of Ceradyne's technical ceramics, "Ceradyne(R)" and the Ceradyne logo, comprising the stylized letters "CD(R)", are major trademarks of the Company which have been registered in the United States and various foreign countries. The Company also has other trademarks, including "Transtar(R)", "Semicon(R)", "Thermo(R)", "Isomolded(R)" and "NeedleLok(TM)".

EMPLOYEES

At December 31, 1995, Ceradyne employed approximately 250 persons, including nine employees with undergraduate or graduate degrees in ceramic engineering. Management considers its employee relations to be excellent. The Company has not experienced difficulty in attracting personnel. None of the Company's employees are represented by a labor union.


CERTAIN FACTORS THAT MAY AFFECT THE COMPANY'S BUSINESS AND FUTURE RESULTS


HISTORY OF OPERATING LOSSES

For the fiscal year ended December 31, 1995, the Company returned to profitability after sustaining net losses from fiscal 1987 through fiscal 1994 totaling approximately $21.4 million. The Company's operating losses resulted from a number of factors, including a decline in revenues due in part to reduced government spending on defense related products, which historically have represented the majority of the Company's business and are expected to represent a substantial portion of the Company's business in the foreseeable future. Also contributing to the Company's losses was a decline in sales of the Company's translucent ceramic orthodontic bracket, from peak revenues of $6.2 million in fiscal 1988 to $.4 million in fiscal 1994, due in part to excess inventory levels accumulated by the Company's exclusive distributor of this product, Unitek Corporation, a subsidiary of Minnesota Mining & Mfg. Co. ("3M/Unitek"), and also in part to resistance by some orthodontists to use the product because of technical problems experienced with earlier versions of the bracket. To maintain profitability and achieve revenue growth, the Company must, among other things, successfully address new opportunities for armor applications, including the development of capacity to successfully manufacture ceramic body armor in volume; achieve significant sales of a new version of its translucent orthodontic bracket product, which is currently under development; and continue to upgrade its technologies and commercialize products and services incorporating such technologies. There can be no assurance, however, that the Company will be able to sustain or improve its level of profitability in the future.

IMPORTANCE OF NEW PRODUCTS; LIMITED VOLUME MANUFACTURING EXPERIENCE FOR PRODUCTS UNDER DEVELOPMENT

The Company believes that its future prospects will depend to a large extent on the success of products which currently provide little revenue or which are still under development. These products include, in particular, lightweight ceramic armor vests for military personnel, the Company's ceramic-impregnated dispenser cathode for television and other cathode ray tube ("CRT") applications, improved versions of the Company's translucent ceramic orthodontic bracket, and ceramic components for automobile and diesel engines. Although the Company received its initial production order in January 1995 for lightweight ceramic armor vests, the Company has previously produced only prototype quantities of this vest and has never manufactured it in the volumes required to fulfill this order. As a result, there can be no assurance that the Company will be able to manufacture these vests in a timely manner or on a profitable basis. Wide customer acceptance of the Company's CRT cathode and the Company's ability to manufacture this cathode profitably will depend in part on achieving significant manufacturing cost reductions, the Company's ability to manufacture these components in high volumes at acceptable production yields, and satisfying extensive customer testing and qualification procedures, which often take many months or years to complete. Should the Company be unable to achieve such cost reductions, manufacture with acceptable product yields or satisfy customer testing and qualification procedures, the Company's prospects and operating results may be materially and adversely affected. The Company has recently introduced a metal-lined version of its translucent ceramic orthodontic bracket and plans to introduce another version of this product in early 1996, both of which are designed to improve the performance and market acceptance of this product. The metal-lined bracket is more difficult and costly to produce than earlier versions of this bracket and there can be no assurance that the Company will be able to produce this version in high volume at acceptable yields or that either of these new designs will achieve market acceptance or result in increased sales of this product. The Company's efforts in producing ceramic components for automobile and diesel engines are still in the experimental stage, with future success substantially dependent on achieving significant cost reductions and developing high volume manufacturing capability while maintaining high quality levels. Furthermore, lead times for the introduction of new materials and components into production automobiles are typically several years. The market for ceramic automotive and diesel components is new and evolving, and advanced technical ceramics are not currently used in any significant automotive applications. Accordingly, demand and market acceptance for such products are subject to a high level of uncertainty. As a result of these factors, the Company believes that the use of ceramic components in high volume production automobile or diesel engines cannot be predicted and will not occur for several years, if at all.

MANAGEMENT OF GROWTH

The Company is experiencing a period of new product introductions that have placed, and will continue to place, a significant strain on its resources, including personnel. A significant portion of the Company's backlog relates to a single order for ceramic armor vests for the United States military, and fulfillment of such order will require the Company to manufacture the product in volumes significantly greater than the Company has historically achieved for such products. In addition, the Company believes that future growth is significantly dependent on introductions of other new products applying the Company's core advanced technical ceramics technologies. The Company expects that management of this transition will continue to place a strain on the Company's management, operational and financial resources. The Company's ability to manage growth effectively, particularly given the increasingly international scope of its operations, will require it to add manufacturing capacity and personnel, continue to implement and improve its operational, financial and management information systems as well as to develop the management skills of its managers and supervisors, and to train, motivate and manage its employees. These demands are expected to require the addition of new management personnel and the development of additional expertise by existing management personnel. The Company's failure to effectively manage growth could have a material adverse effect on the Company's results of operations.

DEPENDENCE ON KEY PERSONNEL

The Company's future success depends in large part on the continued service of Joel P. Moskowitz, its Chairman, Chief Executive Officer and President, and a principal stockholder of the Company, as well as other principal members of its management, the loss of whose services could have a material adverse effect upon the business and financial condition of the Company. The company is also dependent on other key personnel, and on its ability to continue to attract, retain and motivate highly qualified personnel. The competition for such employees is intense, and there can be no assurance that the Company will be able to recruit and retain such personnel. Mr. Moskowitz has an employment agreement with the Company which expires in July 1999, but no other employee has an agreement for a specified term of employment with the Company.

COMPETITION

The markets for applications of advanced technical ceramics are competitive. The Company believes the principal competitive factors in these markets are product performance, material specifications, application engineering capabilities, customer support, reputation and price. Many of the Company's competitors, both domestic and international, have greater financial, marketing and technical resources than Ceradyne. The Company's competitors often are divisions of larger companies with each of Ceradyne's product lines subject to completely different competitors. Some of the competitors of the Company include Kyocera Corporation's Industrial Ceramics Group in industrial ceramic products, Vesuvius McDaniel Co. in fused silica ceramics, and Simula Inc. and Brunswick Corporation in defense products. In many applications the Company also competes with manufacturers of non-ceramic materials. The principal competition for the Company's new CRT cathode are oxide cathodes manufactured in-house by the television manufacturers who are the Company's targeted customers for this product. There can be no assurance that the Company will be able to compete successfully against its current or future competitors or that competition will not have a material adverse effect on the Company's results of operations and financial condition.

ENVIRONMENTAL CONCERNS

The Company is subject to a variety of environmental regulations relating to the use, storage, discharge and disposal of hazardous materials. Certain of the Company's products are produced using beryllium oxide, which is highly toxic in powder form. This powder, if inhaled, can cause chronic beryllium disease ("CBD") in a small percentage of the population. In recent years the Company has been sued by several former employees and a family member of one such former employee alleging that they had contracted CBD as a result of exposure to beryllium oxide powders used in the Company's products. These claims have been settled without material liability to the Company. There can be no assurance that the Company will avoid liability to persons who contract CBD as a result of exposure to beryllium oxide while employed with the Company. While the Company believes that it is in material compliance with all existing applicable environmental statutes and regulations, any failure by the Company to comply with statutes and regulations presently existing or enacted in the future could subject it to liabilities or the suspension of production. Furthermore, there can be no assurance that claims against the Company related to exposure to beryllium oxide powder will be covered by insurance or that, if covered, the amount of insurance will be sufficient to cover any potential adverse judgment.

DEPENDENCE ON UNITED STATES GOVERNMENT AND RISK OF CONTRACT TERMINATION

Of the Company's $26.0 million total backlog at December 31, 1995, approximately $16.5 million, or 63% represents orders for lightweight ceramic armor for defense applications. This amount includes unfilled firm orders and unexercised options for lightweight ceramic armor for military helicopters of approximately $3.8 million and $3.1 million, respectively, or a total of approximately $6.9 million and unfilled firm orders and unexercised options for lightweight ceramic armor vests for military personnel of approximately $3.5 million and $6.1 million, respectively, or a total of approximately $9.6 million. The contract for armor vests and some of the contracts for helicopter armor are directly or indirectly with agencies of the United States government. The Company anticipates that it will continue to depend heavily on direct or indirect sales to government agencies for a significant percentage of the Company's revenues for the foreseeable future. In recent years, budgets of many government agencies have been reduced, causing certain customers and potential customers for the Company's products to re-evaluate their needs. Such budget reductions are expected to continue over at least the next several years. Future reductions in Untied States government spending on defense-related products could have a material adverse effect on the Company's prospects and operating results.

Under U.S. law, the Company's defense-related contracts may be canceled for convenience at any time without cause by the government, with reimbursement to the Company only for its actual expenses incurred. The Company has, in the past, experienced the cancellation of a significant government order, which had a material adverse effect on the Company's operating results. There can be no assurance that the Company will not experience similar cancellations in the future, and any such cancellations could adversely affect the Company's operating results.

RELIANCE ON 3M/UNITEK RELATIONSHIP

The Company developed its translucent ceramic orthodontic bracket pursuant to a joint development agreement with 3M/Unitek, and sells this product only to 3M/Unitek pursuant to an exclusive marketing agreement which expires in 2007. Consequently, the Company depends entirely on the marketing and sales efforts of 3M/Unitek for the sales of this product. The Company also depends on customer and technical feedback from 3M/Unitek for the design of improvements to the bracket. Early versions of this product were not well accepted by some orthodontists due in part to resistance to change from using traditional stainless steel brackets and to certain technical problems experienced by some users of the earlier versions of the Company's translucent ceramic orthodontic bracket. These problems included difficulty in the removal, or debonding, of the bracket from the tooth, breakage of brackets during the treatment process more often than experienced with stainless steel brackets, and slower movement of the metal arch wire through the ceramic brackets, resulting in longer treatment times than with stainless steel brackets. Designs recently introduced and designs scheduled for early 1996 introduction are intended to improve certain features of earlier versions of the bracket, but there can be no assurance that these new products will completely eliminate the previous problems or receive wide market acceptance. Furthermore, no assurance can be given that 3M/Unitek will devote substantial marketing efforts to sales of the Company's orthodontic products, or that it will not re-assess its commitment to the Company's technologies or develop its own competitive technology. Any failure by 3M/Unitek to actively market the Company's orthodontic product, or any failure of such product to achieve market acceptance, would materially and adversely impact the Company's prospects and results of operations.

DEPENDENCE ON INTERNATIONAL SALES

Shipments to customers outside of North America accounted for approximately 25% and 26% of the Company's sales in fiscal 1994 and 1995, respectively. The company anticipates that international shipments will continue to account for a significant portion of its sales. Certain of these revenues have been derived from sales to foreign government agencies and may be subject to risks similar to those set forth in "Dependence on United States Government and Risk of Contract Termination," set forth above.

There are a number of risks inherent in the Company's international business activities, including unexpected changes in regulatory requirements, tariffs and other trade barriers, longer account receivable payment cycles, potentially adverse tax consequences, and the burdens of compliance with foreign laws. Additionally, the Company does not engage in hedging activities to protect against the risk of currency fluctuations. Fluctuations in currency exchange rates could cause sales denominated in U.S. dollars to become relatively more expensive to customers in a particular country, leading to a reduction in sales or profitability in that country. Furthermore, future international activity may result in foreign currency denominated sales which may result in gains and losses on the conversion to U.S. dollars of accounts receivable and accounts payable arising from international operations which may contribute significantly to fluctuations in the Company's results of operations. The Company historically has denominated export sales in United States dollars. There can be no assurance, however, that the aforementioned factors will not have an adverse effect on the revenues from the Company's future international sales and, consequently, the Company's results of operations. Some of the Company's products may not be exported to certain foreign countries without an export license obtained from the United States government. The Company has, and may in the future, experience difficulty in obtaining licenses to export its products to certain countries. Failure to obtain such licenses could have a material adverse effect on the Company's sales and prospects. See "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Business-Ceradyne Strategy" and "-Marketing and Customers".

PROTECTION OF INTELLECTUAL PROPERTY

The Company relies on a combination of patents, trade secrets, trademarks, and other intellectual property law, nondisclosure agreements and other protective measures to preserve its proprietary rights pertaining to its products and production processes. Such protection, however, may not preclude competitors from developing products or processes similar or superior to the Company's. In addition, the laws of certain foreign countries do not protect intellectual property rights to the same extent as the laws of the United States. Although the Company continues to implement protective measures and intends to defend its proprietary rights, there can be no assurance that these efforts will be successful. Furthermore, there can be no assurance that the Company's products or processes are not in violation of the patent rights of third parties, or that any of the Company's patents will not be challenged, invalidated or circumvented.

Item 2.  Facilities
         ----------

The Company serves its markets from three manufacturing facilities across the United States. The Company's West Coast operations, located in Costa Mesa, California, primarily produces armor and orthodontic products, and houses the Company's SRBSN research and development activities. The Company's cathode development and production are handled through its Semicon Associates division located in Lexington, Kentucky. Fused silica products, including missile radomes, are produced at the Company's Thermo Materials division located in Scottdale, Georgia. These three facilities comprise approximately 63,000, 35,000 and 85,000 square feet, respectively. The Company's Costa Mesa and Scottdale facilities are held under long-term leases which expire in October 2000 and December 2000, respectively. The Company owns its Lexington, Kentucky facilities.

Ceradyne's manufacturing structure is summarized in the following table:

================================================================================
FACILITY LOCATION                                   PRODUCTS
- --------------------------------------------------------------------------------
  Costa Mesa, California        . Lightweight ceramic armor
    Approximately 63,000        . Orthodontic ceramic brackets
    square feet                 . Ceralloy(R) 147 SRBSN wear parts
                                . Precision ceramics
                                . Ceralloy(R) 147 SRBSN diesel/automotive engine
                                  parts (R&D)

- --------------------------------------------------------------------------------
  Lexington, Kentucky           . Microwave ceramic-impregnated dispenser
    Approximately 35,000          cathodes
    square feet                 . CRT (television) ceramic-impregnated dispenser
                                  cathodes
                                . Ion laser ceramic-impregnated dispenser
                                  cathodes
                                . Samarium cobalt magnets
- --------------------------------------------------------------------------------
  Scottdale, Georgia            . Glass tempering rolls (fused silica ceramics)
    Approximately 85,000        . Metallurgical tooling (fused silica ceramics)
    square feet                 . Missile radomes (fused silica ceramics)
                                . Castable and other fused silica product
================================================================================

Item 3.     Legal Proceedings
            -----------------

The Company is, from time to time, involved in various legal and other proceedings that relate to the ordinary course of operating its business, including but not limited to employment-related actions and workers' compensation claims.

In October 1995 the Company was served with a complaint that was filed by four persons, and the spouses of those persons, who are/were employed by one of the Company's customers. The complaint, filed in the United States District Court, Eastern District of Tennessee, alleges that the employees contracted chronic beryllium disease as a result of their exposure, during the course of their employment with the Company's customer, to beryllium-containing products sold by Ceradyne. The case is in the early stages of discovery. Based upon information currently available, the Company believes that the employees' claims are without merit and that the resolution of this matter will not have a material adverse effect on the financial condition or operations of the Company.

Defense of this case has been tendered to the Company's insurance carriers, some of whom are providing a defense subject to a reservation of rights. There can be no assurance, however, that this claim or other claims related to exposure to beryllium oxide will be covered by insurance, or that, if covered, the amount of insurance will be sufficient to cover any potential judgment.

Currently, the Company is involved in an action filed by a current employee in the Superior Court of the State of California, County of Orange. One of the Company's previous landlords, who also was sued by the plaintiffs, filed a cross-complaint against Ceradyne. The employee and his wife filed suit in December 1994 alleging that he contracted chronic beryllium disease during the course and scope of his employment. In March 1996, Ceradyne was dismissed by the plaintiffs as a direct defendant. Although Ceradyne remains in the action as a cross-defendant, the Company believes that the resolution of this matter will not have a material adverse effect on the financial condition or operations of the Company.

Defense of this case has been tendered to the Company's insurance carriers, all of whom have denied coverage. The Company believes, however, that coverage was improperly denied. The Company has initiated an action against certain insurance carriers in order to resolve the dispute regarding coverage. There can be no assurance, however, this claim or other claims related to exposure to beryllium oxide will be covered by insurance, or that, if covered, the amount of insurance will be sufficient to cover any potential judgment.

Item 4.   Submission of matters to a vote of security holders
          ---------------------------------------------------

     Not applicable

                                   MANAGEMENT

EXECUTIVE OFFICERS AND DIRECTORS.

  The executive officers and directors of the Company are as follows:

            NAME                AGE                    POSITION
- -----------------------------   ---   ------------------------------------------
Joel P. Moskowitz............    56   Chairman of the Board, President and Chief
                                      Executive Officer
Howard F. George.............    51   Vice President, Finance; Chief Financial
                                      Officer and Secretary
Louis R. Falce...............    67   Executive Vice President, Cathodes
David M. Bowling.............    43   Vice President
Earl E. Conabee..............    58   Vice President
James N. Cuppy...............    39   Vice President
Donald A. Kenagy.............    54   Vice President
David P. Reed................    41   Vice President
Leonard M. Allenstein........    57   Director
Richard A. Alliegro..........    65   Director
Frank Edelstein..............    69   Director
Norman A. Gjostein...........    64   Director
William P. Lanphear IV.......    48   Director
Milton L. Lohr...............    70   Director
Melvin A. Shader.............    70   Director
- -------------

  Joel P. Moskowitz co-founded the Company's predecessor in 1967. He served as President of the Company from 1974 until January 1987, and from September 1987 to the present. Mr. Moskowitz currently serves as Chairman of the Board, President and Chief Executive Officer of the Company, which positions he has held since 1983. Mr. Moskowitz currently serves on the Board of Trustees of Alfred University. Mr. Moskowitz obtained a B.S. in Ceramic Engineering from Alfred University in 1961 and an M.B.A. from the University of Southern California in 1966.

  Howard F. George was appointed to the positions of Vice President, Finance; Chief Financial Officer, and Corporate Secretary in December 1995. Prior to joining Ceradyne, Mr. George was Chief Financial Officer of Richmond Technology, Inc. and Chief Operating Officer of its subsidiary, Static Control Services from 1992 to 1995. From 1990 to 1992, Mr. George was Vice President of Finance for Sunset Richards, a subsidiary of Hanson, PLC. Mr. George earned his B.A. degree in Business and Economics in 1970 at California State University Long Beach, and an MBA from Pepperdine University, Malibu in 1980.

  Louis R. Falce joined the Company in 1985 and has served as Vice President since January 1987, and as Executive Vice President, Cathodes since July 1995. Mr. Falce is responsible for the marketing of cathodes for the Company's Semicon Associates division, and for the development and marketing of the Company's CRT cathode for television and other CRT applications. Prior to joining the Company, Mr. Falce served for ten years in various scientific and engineering positions at Hughes Aircraft Company. Mr. Falce received B.S. degrees in Chemistry and Industrial Management from Rutgers University in 1952.

  David M. Bowling joined Ceradyne in October 1986 when the Company acquired Semicon Associates, where he served as Controller. Mr. Bowling joined Semicon Associates in 1983. He was appointed to the position of Vice President of the Company in October 1994. Mr. Bowling serves as President of the Company's Semicon Associates division and is responsible for the overall operations of Semicon Associates. Mr. Bowling received a B.S. in Business Administration in 1975 from Union College.

  Earl E. Conabee joined the Company in July 1985, and has served as Vice President of the Company since June 1986. Mr. Conabee serves as Vice President of Marketing for the Company's Thermo Materials division, where he is responsible for the overall marketing and sales effort for fused silica ceramics. Prior to joining the Company, Mr. Conabee served as General Manager of Ceramatec, a manufacturer of technical ceramics, from 1983 to 1985, and as Director of Refinery Operations for Englehard Minerals Corporation from 1973 to 1983. Mr. Conabee obtained a B.S. in Ceramic Engineering from Alfred University in 1960.

  James N. Cuppy joined Ceradyne in October 1986 when the Company acquired Semicon Associates, has served as a Vice President of the Company since October 1994 and serves as Vice President of Operations of the Company's Semicon Associates division. Mr. Cuppy had worked at Semicon Associates since 1981, and from 1978 to 1981 he was employed by General Instrument Corp. as a process engineer. Mr. Cuppy's formal education is in Mechanical Engineering at the California State University at Hayward and Business Administration at the University of Kentucky.

  Donald A. Kenagy joined the Company in December 1986 when the Company acquired Thermo Materials, and has served as Vice President of the Company since July 1991. Mr. Kenagy is currently President of the Company's Thermo Materials division, and as such is responsible for the operations, finances and marketing of Thermo Materials. Mr. Kenagy joined Thermo Materials in 1972. Mr. Kenagy received a B.S. in Ceramic Technology from Penn State in 1963, an M.S. in Metallurgy from the Massachusetts Institute of Technology in 1965, and a Met. Eng. degree from MIT in 1968.

  David P. Reed joined the Company in November 1983, and has served as Vice President since January 1988. Mr. Reed is responsible for the operations, finances and marketing of the Company's Costa Mesa, California operations. Prior to joining the Company, Mr. Reed served as Manager, Process Engineering for the Industrial Ceramic Division of Norton Co. from 1980 to 1983. Mr. Reed obtained a B.S. in Ceramic Engineering from Alfred University in 1976 and an M.S. in Ceramic Engineering from the University of Illinois in 1978.

  Leonard M. Allenstein has served on the Board of Directors of the Company since 1983. Mr. Allenstein has been a private investor and businessman for more than the past five years. Mr. Allenstein was a founder and general partner of Bristol Restaurants, which owns and operates restaurants in the Southern California area, from 1978 until December 1986.

  Richard A. Alliegro has served on the Board of Directors of the Company since 1992. Mr. Alliegro retired from Norton Company in 1990 after 33 years, where his last position was Vice President, Refractories and Wear, for Norton's Advanced Ceramics operation. He served as President of Lanxide Manufacturing Co., a subsidiary of Lanxide Corporation, from May 1990 to February 1993. Mr. Alliegro currently is the owner of AllTec Consulting, Inc., a ceramic technology consulting firm. Mr. Alliegro obtained B.S. and M.S. degrees in Ceramic Engineering from Alfred University in 1951 and 1952, respectively, and serves as a member of the Board of Trustees of that university.

  Frank Edelstein has served as a director of the Company since 1984. Mr. Edelstein has been a Vice President of Gordon + Morris Group (a spinoff of Kelso & Company), an investment banking firm, since November 1986. From 1979 to November 1986, he was Chairman of the Board of International Central Bank & Trust Company, which was acquired by Continental Insurance Co. in July 1983.
Mr. Edelstein is currently a director of Arkansas Best Corp., IHOP Corp. and DMI, Incorporated.

  Dr. Norman A. Gjostein was appointed a director on February 6, 1995 to fill a vacancy on the Board of Directors, and was elected to a full term on the Board of Directors at the Company's Annual Meeting on July 24, 1995. Dr. Gjostein has held various management positions on the Research Staff of the Ford Motor Company since 1973. Presently he is Director of the Scientific Research Laboratory, which includes research activities in CAE, advanced materials and manufacturing systems. Dr. Gjostein earned B.S. and M.S. degrees in Metallurgical Engineering from the Illinois Institute of Technology, and M.S. and Ph.D degrees in Metallurgical Engineering from Carnegie-Mellon University.

  William P. Lanphear IV has served as a director of the Company since 1994. He is currently Senior Vice President and member of the board of directors of Bridgestone Multimedia Group, Inc., which is a publisher of family-oriented video, audio and software products distributed through mass merchandisers and specialty channels. From 1989 through 1993, Mr. Lanphear was Chairman and Chief Executive Officer of Epyx, Inc., a publisher of home entertainment software.
Mr. Lanphear obtained a B.A. in 1969 from Albion College, an M.S. in Nuclear Engineering in 1970 from the University of Illinois, and an M.B.A. in 1972 from Harvard Graduate School of Business.

  Milton L. Lohr served as a director of the Company from 1986 until October 1988, when he resigned to accept a position as Deputy Undersecretary of Defense for Acquisitions, and thereafter was re-elected as a director of the Company in July 1989 after leaving that position in May 1989. Mr. Lohr is currently the President of Defense Development Corporation, a defense-related research and development company. Mr. Lohr previously held the position of Senior Vice President of Titan Systems, a defense-related research and development company, from 1986 to 1988, and was founder and President of Defense Research Corporation, a defense consulting firm, from 1983 to 1986. Mr. Lohr served from 1969 to 1983 as Executive Vice-President of Flight Systems, Inc., a firm engaged in aerospace and electronic warfare systems. Mr. Lohr has over thirty-five years experience in government positions and aerospace and defense management, and currently serves as a panel member of the President's Science Advisory Committee, a member of the Office of the Secretary of Defense, Army Science Board, as well as other ad hoc government related assignments.

  Melvin A. Shader has served as a director of the Company since 1984. Dr. Shader retired in 1991 from TRW, Inc., where he was Vice President, Business Development and Vice President, International at the Space and Defense Sector of TRW, Inc. Dr. Shader had been with TRW, Inc. since 1970. From 1969 to 1970, Dr. Shader was Director of Planning in the Information Network Division of Computer Sciences Corp. and from 1954 to 1968, he was an executive with International Business Machines Corp.

Directors are elected annually and hold office until the next annual meeting of stockholders and until their successors have been elected and qualified. The Company has agreed to nominate a representative of Ford for election as a director pursuant to an agreement made in March 1986, pursuant to which agreement Ford acquired a total of 1,207,299 shares of the Company's Common Stock. Joel P. Moskowitz and members of his family have agreed to vote a portion of their shares of the Company's Common Stock, if necessary, for the election of Ford's nominee. Dr. Norman Gjostein is Ford's current representative. Officers serve at the discretion of the Board of Directors except for Mr. Moskowitz, who serves pursuant to a five-year employment agreement which expires in July 1999.

                                 PART II

Item 5.   Market for the Registrant's Common Equity and Related
          -----------------------------------------------------
          Stockholder Matters
          -------------------

The Company's Common Stock has been traded in the over-the-counter market under the symbol CRDN from the time of its initial public offering in July 1984.
Since January 21, 1985, the Common Stock has been quoted on the NASDAQ National Market. The following table sets forth for the calendar quarters indicated the high and low closing sale prices per share on the National Market as reported by NASDAQ. As of January 31, 1996, the Company had approximately 560 record holders of its Common Stock.

                         High     Low
                         -----   -----
1994:
     First Quarter....   3 5/8   2 5/8
     Second Quarter...   3 1/2     1/2
     Third Quarter....   3       1 3/4
     Fourth Quarter...   3 1/4   2

1995:
     First Quarter....   3 3/8   2 1/4
     Second Quarter...   5 7/8   3
     Third Quarter....   6 1/8   4 1/4
     Fourth Quarter...   7 5/8   4 5/8


The present policy of Ceradyne is to retain earnings for the operation and expansion of its business. Ceradyne has not paid cash dividends, and management does not anticipate that it will do so in the foreseeable future.

Item 6.   Selected Financial Data
          -----------------------

Statements of Operations Data: (Amounts in thousands, except per share data)
- -----------------------------

                                             Year Ending December 31,
                                ---------------------------------------------------
                                 1995       1994       1993       1992       1991
                                -------    -------    -------    -------    -------
Net Sales                       $23,404    $17,996    $15,987    $18,727    $21,886
Cost of product sales            17,347     16,135     14,792     16,531     18,877
                                -------    -------    -------    -------    -------
Gross profit (loss)               6,057      1,861      1,195      2,196      3,009
                                -------    -------    -------    -------    -------
Operating expenses:
Selling                           1,492      1,502      1,372      1,465      1,593
General & administrative          2,349      2,297      2,392      2,465      2,345
Royalty                             ---        ---        ---        212        240
                                -------    -------    -------    -------    -------
                                  3,841      3,799      3,764      4,142      4,178
                                -------    -------    -------    -------    -------
Income/(loss) from
    operations                    2,216     (1,938)    (2,569)    (1,946)    (1,169)
Other income (expense):
Other income                        265        366        212        160        319
Interest expense                   (342)      (294)      (240)      (211)      (255)
                                -------    -------    -------    -------    -------
Income (loss) before
    provision (credit) for
    income taxes                  2,139     (1,866)    (2,597)    (1,997)    (1,105)
Taxes on income                      50        ---        ---        ---        ---
                                -------    -------    -------    -------    -------
        Net income/(loss)       $ 2,089    $(1,866)   $(2,597)   $ (1997)   $(1,105)
                                =======    =======    =======    =======    =======

Net income /(loss) per
     share /(1)/                    .32       (.30)      (.42)      (.33)      (.18)
Weighted average shares
     outstanding /(1)/            6,607      6,238      6,169      6,133      6,178

Balance Sheet Data:
- ------------------

    Working capital             $13,216    $ 5,053    $ 5,630    $ 6,808    $ 7,805
    Total assets                 24,880     16,862     18,130     20,567     22,317
    Long-term obligations           555        905      1,367      1,413      1,774
    Shareholders' equity         19,852     11,602     13,443     15,813     17,734

/(1)/ Primary and fully diluted net income per share are the same for the periods presented. See Note 1 of Notes to Consolidated Financial Statements.

Item 7.  Management's Discussion and Analysis of Financial
         -------------------------------------------------
         Condition and Results of Operations
         -----------------------------------

OVERVIEW

Ceradyne develops, manufactures and markets advanced technical ceramic products and components for industrial, defense, consumer and microwave applications. The Company's technology was developed primarily for defense and aerospace applications which have historically represented a substantial portion of its business.

With the end of the "Cold War", one of the Company's major defense contracts was canceled and the Company experienced reductions in certain other defense-related business. As a result, the Company began to rely more heavily on the development of new applications and markets for its technology, while continuing to serve its historical customer base which continued to account for a substantial portion of the Company's business.

From a peak of $25.6 million in 1987, the Company's revenues declined to a low of $15.9 million in 1993. Management believes that the Company's financial recovery commenced in the fourth quarter of 1994 due to an increase in new bookings and the divestiture of an historically unprofitable operation.
Revenues began to increase in the third quarter of 1994, and have continued to increase during the year ended December 31, 1995. In addition, the Company returned to profitability in each of the four quarters of fiscal 1995, and at December 31, 1995, the Company's total backlog had increased to $26.0 million up from $15.9 million a year earlier. The Company includes in backlog unfilled firm orders as well as unexercised options since, historically, most options have been exercised.

The Company's cost of product sales includes the cost of materials, direct labor expenses and manufacturing overhead expenses. The Company's business requires that it maintain a relatively high fixed manufacturing overhead. As a result, the Company's gross profit, in absolute dollars and as a percentage of net sales, is greatly impacted by the Company's sales volume and the corresponding absorption of fixed manufacturing overhead expenses. Furthermore, due to the customized nature of many of its products, the Company is frequently required to devote resources to sustaining engineering expenses, which are also included in cost of product sales and are generally expensed as incurred.

RESULTS OF OPERATIONS

The percentage relationships to net sales of certain income and expense items for the three years ended December 31, 1995 are contained in the following table.

                                       Year Ended December 31
                                    ----------------------------
                                     1995      1994       1993
                                    ------   --------   --------

Net Sales                           100.0%     100.0%     100.0%
Cost of product sales               74.12      89.66      92.53
                                    -----    -------    -------

  Gross Profit                      25.88      10.34       7.47
                                    -----    -------    -------

Operating Expenses:
  Selling                            6.37       8.35       8.58
  General & Administration          10.04      12.76      14.96
                                    -----    -------    -------
                                    16.41      21.11      23.54
                                    -----    -------    -------
Income (loss) from
    operations                       9.47     (10.77)    (16.07)
Other income (expenses):
  Other income                       1.13       2.03       1.33
  Interest expense                  (1.46)     (1.63)     (1.50)
                                    -----    -------    -------
                                     (.33)      0.40      (0.17)

Income (loss) before
provision for taxes on income        9.14     (10.37)    (16.24)
Provision for taxes                   .21        ---        ---
                                    -----    -------    -------

Net income (loss)                    8.93%    (10.37)%   (16.24)%
                                    =====    =======    =======


YEARS ENDED DECEMBER 31, 1995 AND 1994.

Net Sales. Net sales for the year ended December 31, 1995 were $23.4 million, which represents a 30% or a $5.4 million increase in net sales for the corresponding period of the prior year. This increase was primarily due to a 76.7% (or $3.3 million) increase in sales of the Company's industrial products (consisting of a $1.6 million increase in fused silica ceramic products and a $1.7 million increase in sales of ceramic orthodontic products), as well as an increase in sales in substantially all of the Company's other product lines.

International sales have and will continue to be an important part of the Company's business, representing 26.4% of the Company's net sales for the period ending December 31, 1995, up from 25.5% for the comparable period of the prior year, due primarily to shipments of microwave tube products and CRT cathode products. The Company intends to increase its efforts to expand sales in the international market.

Gross Profit. The Company's gross profit increased to $6 million, or 25.9% of net sales, for the year ended December 31, 1995, compared to $1.9 million, or 10.3% of net sales, for the year ended December 31, 1994. Of the $4.1 million increase in gross profit, approximately $1.5 million resulted from increased gross profit at the Company's Semicon division in Lexington, Kentucky and approximately $1.1 million resulted from increased gross profit at the Company's Thermo Materials division in Scottdale, Georgia. These increases were attributable primarily to increased sales and improvements in manufacturing productivity at those facilities. Also contributing to the improvement in gross profit for 1995 was the absence of the Company's ceramic-to-metal operations, which were divested in the fourth quarter of 1994 and which had a negative gross margin of approximately $.7 million during the year ended December 31, 1994. Other factors contributing to the improvement in gross profit during 1995 included increased sales of products with greater profit margins, increased manufacturing productivity, a 30% increase in total net sales during the period, and absorption of fixed manufacturing overhead over the increased sales volume.

During the fiscal quarter ended June 30, 1995 the Company renegotiated the lease for its West Coast facility, reducing both leased space and rent. This reduction of approximately $350,000 per year, the majority of which will reduce manufacturing overhead expense, commenced in November 1995.

Operating Expense. Operating expenses were $3.8 million for the year ended December 31, 1995, an increase of 1.1% from the comparable period of the prior year, and represented 16.4% of net sales compared to 21.1% of net sales for the year ended December 31, 1994. The improvement as a percentage of net sales was due to increased sales for the period ended December 31, 1995.

Selling expenses were $1.5 million for the year ended December 31, 1995, a decrease of .7% from the comparable period of the prior year. This decrease in aggregate selling expenses was due primarily to the sale by the Company in the fourth quarter of 1994 of its ceramic-to-metal product line, which historically had required a relatively higher commitment of selling expenses. Selling expenses attributable to this product line were approximately $184,000 during the year ended December 31, 1994. While actual amounts expended will depend upon a variety of factors, the Company anticipates that selling expenses will increase in future years as the Company increases its marketing efforts both domestically and internationally.

General and administrative expenses were $2.3 million for the year ended December 31, 1995, a 2.3% increase from the comparable period of the prior year. This increase was primarily due to the payment of employee incentive bonuses indexed to the Company's profitability during the year ended December 31, 1995.

Given the nature of the Company's business, management believes that the present aggregate dollar level of operating expense, which has not changed materially over the last several years, is necessary to support the Company at its current sales level, as well as that experienced in the recent past. On the other hand, management believes that the Company should be able to significantly increase its sales without corresponding increases in selling, general and administrative expenses.

Other Income. Other income decreased to $265,000 for the year ended December 31, 1995 compared to $366,000 for the year ended December 31, 1994. The decrease of $101,000 was mainly attributable to non-recurring deferred revenue for Ceradyne Specialty Products, a division which is no longer active.

Interest Expense. For the year ended December 31, 1995 interest expense was $342,000, a 16.3% increase over the comparable period of the prior year, primarily attributable to higher interest rates.

Income Taxes. The Company made a $50,000 provision for income taxes for the year ended December 31, 1995, due to the alternative minimum tax (AMT). For both Federal and State tax purposes, only 90% of the Company's income before income taxes may be offset by the available net operating losses carryforward of approximately $17.3 million due to the assessment of alternative minimum income taxes.

Net Income. Reflecting all of the matters discussed above, net income was $2,089,000 (or $.32 per share) for the year ended December 31, 1995 compared to a loss of $1,866,000 (or $.30 per share) for the prior year.

YEARS ENDED DECEMBER 31, 1994 AND 1993.

Net Sales. Net sales for the year ended December 31, 1994 were $17.9 million, a 12.5% increase over net sales of $15.9 million for the year ended December 31, 1993.

The increase in net sales in 1994 was due primarily to a 25.5% (or $.8 million) increase in sales of lightweight ceramic armor for helicopters, a $.3 million increase in sales of ceramic-to-metal products, a $.2 million increase in sales of wear-resistant products for industrial applications, revenues of $.4 million from sales of ceramic tiles produced for a prototype heat exchange container program, and, to a lesser extent, increased sales of other product lines.

International sales represented 25.5% and 18.1% of total net sales in 1994 and 1993, respectively. This year-to-year increase reflects the Company's increasing emphasis on developing international markets.

Gross Profit. The 1994 increase in gross profit percentage to 10.3% of net sales was primarily attributable to a change in sales mix in favor of more profitable products, improved manufacturing productivity, and, to a lesser extent, absorption of fixed manufacturing overhead over higher sales. These factors were most evident in the Company's lightweight ceramic armor product line, where sales increased by $.8 million, or 25.6% to $3.9 million in 1994 from $3.1 million in 1993, while gross profit increased by $.5 million, or 98.9%, to $1.0 in 1994 from $.5 million in 1993.

Operating Expenses. Operating expenses for the year ended December 31, 1994 were $3.8 million, an increase of less than 1% over operating expenses for the year ended December 31, 1993. These expenses represented 21.1% and 23.5% of net sales in 1994 and 1993, respectively.

The increase in 1994 selling expenses was primarily attributable to greater selling effort associated with increased marketing activities. General and administrative expenses decreased in 1994 primarily as a result of reductions in administrative personnel.

Other Income. Other income was $366,000 for the year ended December 31, 1994, a 72.6% increase over other income of $212,000 for the year ended December 31, 1993. The increase in 1994 resulted from income recorded as a result of a contract cancellation, the settlement of a contract claim and receipt of licensing fees in excess of an amount accrued in prior periods.

Interest Expense. Interest expense was $294,000 for the year ended December 31, 1994, a 22.5% increase over interest expense of $240,000 for the year ended December 31, 1993. The increase in interest expense is due to a combination of increasing interest rates and increased borrowing under the Company's credit facilities.

Income Taxes. The Company adopted the provisions of the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", effective the first quarter of 1993. The adoption of this statement did not have a material effect on the Company's financial position or results of operations.

Net Income. As a result of all of the items discussed above, the net loss for the year ended December 31, 1994 was $1.9 million (or $.30 per share), representing a 26.9% improvement over the net loss of $2.6 million (or $.42 per share) for the year ended December 31, 1993.

LIQUIDITY AND CAPITAL RESOURCES

The Company meets its operating and capital requirements from cash flow from operating activities and borrowings under its credit facilities. After producing a negative cash flow from operating activities in 1993 ($380,000), the Company produced $736,000 in cash flow from operating activities in 1994 and $855,000 in 1995.

The Company has a revolving credit agreement with an asset-based lender for the purpose of financing the Company's working capital needs. The credit facility, which expires on November 29, 1996, is limited to $4.0 million, and is composed of two parts-a $1,585,600 term loan and a $2,414,400 revolving line of credit. Under both parts of the credit facility, borrowings are tied to availability formulas: 80% of the appraised value of fixed assets for the term loan, 75% of eligible trade receivables, and 25% of eligible inventory (up to $250,000) for the revolving line of credit. The term loan and the revolving line of credit are secured by all of the Company's assets and require the Company, among other things, to maintain certain financial ratios and limit capital expenditures. Borrowings under the credit facility totaled approximately $2.1 million at December 31, 1995.

On December 4, 1995, the Company completed a secondary offering of 1,380,000 shares of its common stock at $5.00 per share. After commissions and other related expenses, Ceradyne netted approximately $6 million cash from the offering. Therefore, as of December 31, 1995, the Company had cash and cash equivalents of $6.2 million.

On January 30, 1996, the Company amended its revolving credit agreement set forth above. The debt with this lender was reduced from $2.1 million to $1.0 million. The Company has delivered to the lender cash collateral in the sum of $1.0 million as security for the credit facility. This $1.0 million in collateral has been invested as a certificate of deposit at Sumitomo Bank. The interest rate on the new debt of $1.0 million has decreased from 3.6% over prime rate to 2.0% over prime rate. The credit facility shall be effective until November 29, 1997.

Management believes that the net proceeds from the offering, funds generated from operations and the ability to borrow under the existing credit facility will be sufficient to finance anticipated capital and operating requirements for the foreseeable future.

Item 8.  Consolidated Financial Statements and Supplementary Data
         --------------------------------------------------------

The Consolidated Financial Statements and Supplementary Data commence at page 38 of this report and an index thereto is included in Part IV, Item 14 of this report.

Item 9.  Changes in and Disagreements with Accountants on
         ------------------------------------------------
         Accounting and Financial Disclosure
         -----------------------------------

         Not applicable

                                 PART III

Item 10.   Directors and Executive Officers of the Registrant
           --------------------------------------------------

Information in response to this item (except for certain information concerning officers included in Part I herein) is incorporated by reference from the registrant's definitive proxy statement to be filed with the Commission within 120 days after the close of registrant's fiscal year.

Item 11.   Executive Compensation
           ----------------------

Information in response to this item is incorporated by reference from the registrant's definitive proxy statement to be filed with the Commission within 120 days after the close of registrant's fiscal year.

Item 12.   Security Ownership of Certain Beneficial Owners and Management
           --------------------------------------------------------------

Information in response to this item is incorporated by reference from the registrant's definitive proxy statement to be filed with the Commission within 120 days after the close of registrant's fiscal year.

Item 13.   Certain Relationships and Related Transactions
           ----------------------------------------------

Information in response to this item is incorporated by reference from the registrant's definitive proxy statement to be filed with the Commission within 120 days after the close of registrant's fiscal year.

                                 PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K
           ---------------------------------------------------------------

(a) List of documents filed as part of this report:

    (1) Financial Statements:                                          Page
        ---------------------                                          ----
        Report of Independent Public Accountants                       38
        Consolidated Balance Sheets at December 31, 1995 and 1994      39
        Consolidated Statements of Operations for
          the Years Ended December 31, 1995, 1994 and 1993             41
        Consolidated Statements of Cash Flows for the Years ended
          December 31, 1995, 1994 and 1993                             43
        Notes to Consolidated Financial Statements                     45

    (2) Financial Statement Schedules:
        ------------------------------

    Schedule VIII -- Valuation and Qualifying Accounts                 56

    All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements and Notes thereto.

(b) The following reports on Form 8-k were filed during the last quarter of the fiscal year ended December 31, 1995

None

(c) LIST OF EXHIBITS

     3.1 Certificate of Incorporation of the Registrant. Incorporated herein by reference to Exhibit 3.1 to the Registrant's Registration
             Statement on Form 8-B.

     3.2     Bylaws of Registrant. Incorporated herein by reference to Exhibit
             3.2 to the Registrant's Registration Statement on Form 8-B.

     4.1     Form of Representatives' Common Stock Purchase Warrant.

    10.1     Agreement for Purchase and Sale of Stock of the Registrant dated
             January 12, 1983. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Statement on Form S-1 (File No. 2-90821).

    10.2     Payment Schedule dated January 12, 1983.
             Incorporated herein by reference to Exhibit 10.2 to the Registrant's
             Registration Statement on Form S-1 (File No. 2-90821).

    10.3     Ceradyne, Inc. Patent and Know-How License Agreement dated January
             12, 1983. Incorporated herein by reference to Exhibit 10.4 to the Registrant's Registration Statement on Form S-1 (File No. 2-90821).

    10.4*    Ceradyne, Inc. 1983 Stock Option Plan as amended and restated.
             Incorporated herein by reference to Exhibit 10.13 to the Registrant's Registration Statement on Form S-1 (File No. 2-99930).

    10.5 Lease between Trico Rents and the Registrant dated March 23, 1984, covering premises located at 235 Paularino Avenue, Costa Mesa,
             California. Incorporated herein by reference to Exhibit 10.14 to the Registrant's Registration Statement on Form S-1 (File No.
             2090821).

    10.6*    Lease covering premises located at 3169-A Red Hill Avenue, Costa
             Mesa, California dated October 28, 1985. Incorporated herein by reference to Exhibit 10.30 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1985.

    10.7 Stock Sale Agreement between the Registrant and Ford Motor Company dated March 11, 1986. Incorporated herein by reference to Exhibit
             10.31 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1985.

    10.8     Agreement between certain shareholders of the Registrant and Ford
             Motor Company dated March 11, 1986. Incorporated herein by reference to Exhibit 10.32 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1985.

    10.9 Stock Purchase Agreement between Ceradyne Advanced Products, Inc., the Registrant and Ford Motor Company dated March 11, 1986.
             Incorporated herein by reference to Exhibit 10.33 to the Registrant's Annual Report on Form 10-K for the fiscal year ended
             December 31, 1985.

    10.10 Patent and Technology Transfer Agreement between Ford Motor Company and Ceradyne Advanced Products, Inc. dated March 11, 1986.
             Incorporated herein by reference to Exhibit 10.34 to the Registrant's Annual Report on Form 10-K for the fiscal year ended
             December 31, 1985.

    10.11    License Agreement between the Registrant and Ceradyne Advanced
             Products, Inc. dated March 11, 1986. Incorporated herein by reference to Exhibit 10.35 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1985.

    10.12 License Agreement between Ford Motor Company and the Registrant dated March 11, 1986. Incorporated herein by reference to Exhibit
             10.36 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1985.

    10.13    Joint Development Agreement between the Registrant and Ford Motor
             Company dated March 11, 1986. Incorporated herein by reference to
             Exhibit 10.37 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1985 .


    10.14 Cathode Purchase Agreement, dated as of October 4, 1986, between the Registrant and Varian Associates. Incorporated herein by reference to Exhibit 28.2 to the Company's Current Report on Form
             8-K dated November 17, 1986.

    10.15    Lease dated March 31, 1986 covering premises located at 3163 Red
             Hill Avenue, Costa Mesa, California. Incorporated herein by reference to Exhibit 10.45 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1986.

    10.16    Lease dated August 5, 1986 covering premises located at 225
             Paularino Avenue, Costa Mesa, California. Incorporated herein by reference to Exhibit 10.46 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1986.

    10.17 Short-form Memorandum of Lease Assignment dated December 15, 1986, and Lease dated June 23, 1980, covering premises located at 3449
             Church Street, Scottdale, Georgia. Incorporated herein by reference to Exhibit 10.47 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1986.

    10.18    Amendment dated June 3, 1986 to the Ceradyne, Inc. 1983 Stock
             Option Plan. Incorporated herein by reference to Exhibit 10.50 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1986.

    10.19*   Amendment dated March 16, 1987 to the Ceradyne, Inc. 1983 Stock
             Option Plan. Incorporated herein by reference to Exhibit 10.51 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1986.

    10.20*   Joint Development Agreement dated March 28, 1986 between Unitek
             Corporation and the Registrant, and First and Second Amendments thereto. Incorporated herein by reference to Exhibit 10.52 to the Registrant's Annual Report on Form 10-K for the fiscal year ended
             December 31, 1986.

    10.21    Amendment dated April 30, 1987 to the Ceradyne, Inc. 1983 Stock
             Option Plan. Incorporated herein by reference to Exhibit 10.56 to the Registrant's Registration Statement on Form 8-B.

    10.22*   Loan and Security Agreement dated November 27, 1989 between the
             Registrant and Fidelcor Business Credit Corp. Incorporated herein by reference to Exhibit 28.1 to the Registrant's Current Report on Form 8-K dated December 8, 1989.

    10.23    Promissory Note Agreement dated November 27, 1989 between the
             Registrant and Fidelcor Business Credit Corp. Incorporated herein by reference to Exhibit 28.2 to the Company's Current Report on Form 8-K dated December 8, 1989.

    10.24 Collateral Assignment of Patents Agreement dated November 27, 1989 between the Registrant and Fidelcor Business Credit Corp.
             Incorporated herein by reference to Exhibit 28.3 to the Registrant's Current Report on Form 8-K dated December 8, 1989.

    10.25    Collateral Assignment of Trademarks Agreement dated November 27,
             1989 between the Registrant and Fidelcor Business Credit Corp.
             Incorporated herein by reference to Exhibit 28.4 to the Registrant's Current Report on Form 8-K dated December 8, 1989.

    10.26    Amendment dated September 22, 1993 to Loan and Security dated
             November 27, 1989, and all addenda and supplements thereto between the Registrant and the CIT Group/Credit Finance, Inc., assignee of Fidelcor Business Credit Corporation. Incorporated herein by reference to Exhibit 10.27 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

    10.27 Amendment dated September 22, 1994 to Loan and Security Agreement dated November 27, 1989, and all amendments and supplements thereto between the CIT Group/Credit Finance, Inc. and the Registrant.
             Incorporated herein by reference to Exhibit 10.29 to the Registrant's Annual Report on Form 10-K for the fiscal year ended
             December 31, 1994.

    10.28* Employment Agreement entered into as of July 5, 1994 by and between Joel P. Moskowitz and the Registrant. Incorporated herein by reference to Exhibit 10.30 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

    10.29 Ceradyne, Inc. 1994 Stock Incentive Plan. Incorporated herein by reference to Exhibit 10.31 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

    10.30*   Amendment No. 1 to the Ceradyne, Inc., 1994 Stock Incentive Plan.
             Incorporated herein by reference to Exhibit 4.2 to Registrant's
             Registration Statement on Form S-8 (File No. 33-61675).

    10.31* Ceradyne, Inc. 1995 Employee Stock Purchase Plan. Incorporated herein by reference to Exhibit 4.1 to Registrant's Registration
             Statement on Form S-8 (File No. 33-61677).

    10.32 Amendment No. 2, dated June 5, 1995, to Lease between Trico Rents and the Registrant covering premises located at 235 Paularino
             Avenue, Costa Mesa, California.

    10.33 Amendment No. 2, dated June 5, 1995, to Lease covering premises located at 3169-A Red Hill Avenue, Costa Mesa, California.

    10.34 Amendment No. 2, dated June 5, 1995, to Lease dated March 31, 1986 covering premises located at 3163 Red Hill Avenue, Costa Mesa,
             California.

    10.35 Amendment No. 2, dated June 5, 1995, to Lease dated August 5, 1986 covering premises located at 225 Paularino Avenue, Costa Mesa,
             California.

    21.1     Subsidiaries of the Registrant.

    23.1     Consent of Stradling, Yocca, Carlson & Rauth (see Exhibit 5.1).

    23.2     Consent of Arthur Andersen LLP.

  23.3       Consent of Quisenberry & Barbanel.

  24.1       Power of Attorney.

  * Each of these exhibits constitutes a management contract, compensatory plan, or arrangement required to be filed as an exhibit to this Report pursuant to
    Item 14(c) of this Report.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                   ----------------------------------------


To Ceradyne, Inc.:

We have audited the accompanying consolidated balance sheets of CERADYNE, INC. (a Delaware corporation) and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ceradyne, Inc. and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the index of financial statements are presented for purposes of complying with the Securities and Exchange Commission's rules and are not a required part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.



                                              /s/ ARTHUR ANDERSEN LLP
                                              Arthur Andersen LLP


Orange County, California
March 8, 1996

                                 CERADYNE, INC.
                                 --------------

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                          DECEMBER 31, 1995 AND 1994
                          --------------------------

                                ASSETS (Note 2)
                                ---------------
                            (Amounts in thousands)

                                                                1995      1994
                                                              -------   -------
CURRENT ASSETS:
 Cash and cash equivalents (Note 1)                           $ 6,219   $   -0-
 Accounts receivable, net of allowances of
  approximately $150 and $199 for doubtful
  accounts in 1995 and 1994, respectively (Note 2)              3,759     2,891
 Receivables from related parties (Note 9)                         12         6
 Inventories (Notes 1 and 2)                                    6,749     5,736
 Production tooling                                               366       243
 Prepaid expenses and other                                       323        21
                                                              -------   -------
   Total current assets                                        17,428     8,897
                                                              -------   -------

PROPERTY, PLANT AND EQUIPMENT, AT COST
(Notes 1 and 2):
 Land                                                             422       422
 Buildings and improvements                                     1,825     1,825
 Lease rights                                                   2,659     2,659
 Machinery and equipment                                       14,907    14,083
 Leasehold improvements                                         1,141     1,118
 Office equipment                                               1,383     1,344
 Construction in progress                                         134       -0-
                                                              -------   -------
                                                               22,471    21,451
  Less--Accumulated depreciation and amortization              17,750    16,410
                                                              -------   -------
                                                                4,721     5,041
                                                              -------   -------
COSTS IN EXCESS OF NET ASSETS ACQUIRED,
 net of accumulated amortization of $1,441 and $1,286 in
 1995 and 1994, respectively (Notes 1 and 9)                    2,233     2,389
                                                              -------   -------

OTHER ASSETS, net of accumulated amortization of
 $539 and $503 in 1995 and 1994, respectively (Note 1)            498       535
                                                              -------   -------

   Total assets                                               $24,880   $16,862
                                                              =======   =======



                  The accompanying notes are an integral part
                     of these consolidated balance sheets.

                                 CERADYNE, INC.
                                 --------------

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                           DECEMBER 31, 1995 AND 1994
                           --------------------------

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
                   (Amounts in thousands, except share data)

                                                            1995        1994
                                                          ---------   ---------
CURRENT LIABILITIES:
  Current portion of long-term debt (Note 2)              $  1,601    $  1,029
  Accounts payable                                           1,642       1,930
  Accrued expenses:
    Payroll and payroll related                                588         433
    Other                                                      381         452
                                                          --------    --------
          Total current liabilities                          4,212       3,844
                                                          --------    --------

LONG-TERM DEBT (NOTE 2)                                        555         905
                                                          --------    --------

DEFERRED REVENUE (NOTE 1)                                      261         511
                                                          --------    --------

COMMITMENTS AND CONTINGENCIES (NOTE 4)

SHAREHOLDERS' EQUITY (NOTES 1, 6, 7, 9):
  Common stock, $.01 par value:
    Authorized--12,000,000 shares
    Outstanding--7,715,624 and 6,243,734 shares
    in 1995 and 1994, respectively                          36,590      30,429
  Accumulated deficit                                      (16,738)    (18,827)
                                                          --------    --------

          Total shareholders' equity                        19,852      11,602
                                                          --------    --------

          Total liabilities and shareholders' equity      $ 24,880    $ 16,862
                                                          ========    ========


                  The accompanying notes are an integral part
                     of these consolidated balance sheets.

                                 CERADYNE, INC.
                                 --------------

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------

             FOR THE YEARS ENDING DECEMBER 31, 1995, 1994 AND 1993
             -----------------------------------------------------

                 (Amounts in thousands, except per-share data)

                                                1995       1994       1993
                                              --------   --------   --------
NET SALES (Notes 1 and 5)                     $23,404    $17,996    $15,987

COST OF PRODUCT SALES                          17,347     16,135     14,792
                                              -------    -------    -------

          Gross profit                          6,057      1,861      1,195
                                              -------    -------    -------

OPERATING EXPENSES:
  Selling                                       1,492      1,502      1,372
  General and administrative                    2,349      2,297      2,392
                                              -------    -------    -------

                                                3,841      3,799      3,764
                                              -------    -------    -------

          Income/(loss) from operations         2,216     (1,938)    (2,569)
                                              -------    -------    -------

OTHER INCOME (EXPENSE):
  Other income, net                               265        366        212
  Interest expense                               (342)      (294)      (240)
                                              -------    -------    -------
                                                  (77)        72        (28)
                                              -------    -------    -------

          Income/(loss) before provision
            for income taxes                    2,139     (1,866)    (2,597)

PROVISION FOR INCOME TAXES (Note 3)                50         --         --
                                              -------    -------    -------

          Net income/(loss)                   $ 2,089    $(1,866)   $(2,597)
                                              =======    =======    =======

NET INCOME/(LOSS) PER COMMON
  AND EQUIVALENT SHARE (Note 1)                  $.32      $(.30)     $(.42)
                                              =======    =======    =======

                  The accompanying notes are an integral part
                       of these consolidated statements.

                                 CERADYNE, INC.
                                 --------------

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                -----------------------------------------------

             FOR THE YEARS ENDING DECEMBER 31, 1995, 1994, and 1993
             ------------------------------------------------------

                   (Amounts in thousands, except share data)



                                            Common Stock
                                 ----------------------------------
                                  Number               Accumulated
                                 of Shares   Amount      Deficit
                                 ---------   -------   ------------

BALANCE, December 31, 1992       6,145,535   $30,177      $(14,364)

  Issuance of common stock          10,644        20           ---
  Exercise of stock options         74,900       207           ---
  Net loss                             ---       ---        (2,597)
                                 ---------   -------      --------

BALANCE, December 31, 1993       6,231,079    30,404       (16,961)

  Issuance of common stock           9,655         8           ---
  Exercise of stock options          3,000        17           ---
  Net loss                             ---       ---        (1,866)
                                 ---------   -------      --------

BALANCE, December 31, 1994       6,243,734    30,429       (18,827)

  Issuance of common stock          13,090        22           ---
  Exercise of stock options         78,800       205           ---
  Public offering                1,380,000     5,934           ---
  Net income                           ---       ---         2,089
                                 ---------   -------      --------

BALANCE, December 31, 1995       7,715,624   $36,590      $(16,738)
                                 =========   =======      ========

                  The accompanying notes are an integral part
                       of these consolidated statements.

                                 CERADYNE, INC.
                                 --------------

                      CONSOLIDATED STATEMENTS OF CASH FLOW
                      ------------------------------------

             FOR THE YEARS ENDING DECEMBER 31, 1995, 1994 AND 1993
             -----------------------------------------------------

                             (Amounts in thousands)

                                                                     1995       1994       1993
                                                                   --------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income/(loss)                                                $ 2,089    $(1,866)   $(2,597)

  Adjustments to reconcile net income (loss) to net cash
    (used in) provided by operating activities:
      Depreciation and amortization                                  1,532      1,577      1,694
      Gain on sale of property, plant & equipment                      ---        103        ---
(Increase) decrease in accounts receivable, net                       (868)      (266)       691
(Increase) decrease in receivables from related parties                 (6)        15        133
Increase in inventories                                             (1,013)      (344)      (237)
(Increase) decrease in production tooling                             (123)       135         37
(Increase) decrease in prepaid expenses and other assets              (302)        70        182
Increase (decrease) in accounts payable                               (288)       917        (33)
Increase (decrease) in accrued expenses                                 84         (9)      (143)
Increase(decrease) in deferred revenue                                (250)       404       (107)
                                                                   -------    -------    -------

          Net cash (used in) provided by operating activities          855        736       (380)
                                                                   -------    -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of property, plant & equipment                    ---        140        ---
  Purchases of property, plant and equipment                        (1,019)      (256)      (349)
                                                                   -------    -------    -------

          Net cash used in investing activities                     (1,019)      (116)      (349)
                                                                   -------    -------    -------

                  The accompanying notes are an integral part
                       of these consolidated statements.

                                 CERADYNE, INC.
                                 --------------

                                     - 2 -

                                                                    1995      1994     1993
                                                                   -------   ------   ------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock, net                                     $6,161   $  25    $ 227
  Net borrowing (payments) on long-term borrowing                      222    (739)     216
                                                                    ------   -----    -----

          Net cash provided by (used in) financing activities        6,383    (714)     443
                                                                    ------   -----    -----

Increase (decrease) in cash and cash equivalents                     6,219     (94)    (286)

  Cash and cash equivalents, beginning of period                         0      94      380
                                                                    ------   -----    -----

  Cash and cash equivalents, end of period                          $6,219   $ ---    $  94
                                                                    ======   =====    =====
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:

  Interest paid                                                     $  342   $ 294    $ 240
                                                                    ======   =====    =====
  Income taxes paid                                                 $   21   $  22    $  26
                                                                    ======   =====    =====

                  The accompanying notes are an integral part
                       of these consolidated statements.

                                 CERADYNE, INC.
                                 --------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                        DECEMBER 31, 1995, 1994 AND 1993
                        --------------------------------


1. Summary of Significant Accounting Policies
   ------------------------------------------

   a.  Principles of Consolidation and Nature of Operations
       ----------------------------------------------------

   The consolidated financial statements include the financial statements of Ceradyne, Inc. and its subsidiaries, Semicon Associates and Thermo Materials. Ceradyne, Inc. and its subsidiaries are collectively referred to herein as the Company. All significant intercompany accounts and transactions have been eliminated.

   The Company develops, manufactures and markets advanced technical ceramic products and components for industrial, defense, consumer and microwave applications. The products are sold primarily to industrial, consumer, and defense concerns globally.


   b.  Cash and Cash Equivalents
       -------------------------

   The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

   c.  Inventories
       -----------

   Inventories are valued at the lower of cost (first-in, first-out) or market. Inventory costs include the cost of material, labor and manufacturing overhead. The following is a summary of inventory by component:


                                December 31,
                           -----------------------
                              1995         1994
                           ----------   ----------
      Raw materials        $2,833,000   $1,984,000
      Work-in-process       3,378,000    3,090,000
      Finished goods          538,000      662,000
                           ----------   ----------
                           $6,749,000   $5,736,000
                           ==========   ==========

  d.  Property, Plant and Equipment
      -----------------------------

  Depreciation and amortization of property, plant and equipment are provided using the straight-line method over the following estimated useful lives:

          Buildings and improvements   20 years
          Lease rights                 Term of lease and renewal option
          Machinery and equipment      3 to 12 years
          Leasehold improvements       Term of lease
          Office equipment             5 years

  Maintenance, repairs and minor renewals are charged to expense as incurred. Repairs and maintenance expense was $414,000, $370,000 and $437,000, in 1995, 1994 and 1993, respectively. Additions and improvements are capitalized.
  When assets are disposed of, the applicable costs and accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is included in the results of operations.

  e.  Sales Recognition
      -----------------

  Sales are recorded as of the date shipments are made to or goods are accepted by customers for production contracts. Revenue is recognized using the percentage-of-completion method for cost plus fixed fee, government sponsored, and research and development contracts. For the years ending December 31, 1995, 1994 and 1993, revenues from cost plus fixed fee contracts were less than 10 percent of net sales.

  f.  Deferred Revenue
      ----------------

  As part of the sale in October 1989 of its wholly-owned subsidiary, Ceradyne Specialty Products, Inc., the Company received proceeds of $785,000 for an option to issue a license attributable to certain technology and an agreement not to compete for a period of five years. These proceeds were reflected as Deferred Revenue in the accompanying balance sheets. During 1994 and 1993, the Company amortized $107,000 of deferred income in each of the years which was included in other income in the financial statements. The revenue was fully recognized at December 31, 1994.

  In September 1994, the Company entered into an agreement which waived a minimum production per quarter requirement as well as a minimum rework lot quantity for the translucent ceramic bracket. In consideration for entering into this modification, the Company received a cash fee of $250,000 which was amortized to other income in 1995.

  In September 1994, the Company finalized an agreement to manufacture and supply a specific cathode to a third party at reduced prices. In consideration for entering into this contract, the Company received a cash fee of $261,000. The fee has been deferred in the accompanying financial statements and will be recognized over the life of the agreement. At December 31, 1995, none of the fee has been recognized.

  g.  Net Income (Loss) Per Share
      ---------------------------

  The number of shares used in computing primary net income (loss) per share equals the total of the weighted average number of shares outstanding during the periods plus, in 1995, common stock equivalents relating to options. Common stock equivalents relating to options issued under the 1983 Stock Option Plan (as amended), the 1994 Stock Incentive Plan, the 1985 Employee Stock Purchase Plan and the 1995 Employee Stock Purchase Plan (see Note 6) represent additional shares which may be issued in connection with their exercise, reduced by the number of shares which could be repurchased with the proceeds at the average market price per share. Common stock equivalents relating to options are not included when their effect is antidilutive. The following is a summary of the number of shares entering into the computation of net loss per common and common equivalent share:

                                                      December 31,
                                            ---------------------------------
                                              1995        1994        1993
                                            ---------   ---------   ---------
     Weighted average number of
         shares outstanding                 6,497,000   6,238,000   6,169,000
     Common stock equivalents (Note 6)        110,000         ---         ---
                                            ---------   ---------   ---------
     Number of shares                       6,607,000   6,238,000   6,169,000
                                            =========   =========   =========

  h.  Costs in Excess of Net Assets Acquired
      --------------------------------------

  Costs in excess of net assets acquired arising from the Company's acquisitions are being amortized over a 20 to 30 year period.

  i.  Deferred Start-up Costs
      -----------------------

  Start-up costs incurred to establish the technological feasibility of a new product to be sold or otherwise marketed are charged to expense in the period incurred. Costs incurred subsequent to establishing technological feasibility but prior to commercial sales to customers are capitalized and amortized over the estimated economic life of the product. Amortization will be computed, once shipments commence, using the greater of the ratio of current revenues to anticipated current and future revenues or the straight-line method. During the years ended December 31, 1995, 1994 and 1993, there were no additional deferred costs capitalized. Deferred costs, totaling $338,000 are included in Other Assets. No amortization expense was charged to operations for the years ending December 31, 1995, 1994 and 1993, respectively. Revenues and associated amortization are expected to commence in 1996.

  j.  Use of Estimates
      ----------------

  The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

   k.  Engineering and Research
       ------------------------

   Costs associated with application engineering and internally-funded research are expensed as incurred and are included in cost of product sales. Costs associated with Company-funded research were approximately $400,000, $360,000 and $400,000 in 1993, 1994 and 1995.

   l.  New Accounting Pronouncements
       -----------------------------

   The Financial Accounting Standards Board (FASB) has promulgated two new standards: Statement No. 121, Accounting for the Impairment of Long-lived Assets and for Long-Lived Assets to Be Disposed Of (SFAS 121) and Statement No. 123, Accounting for Stock-Based Compensation (SFAS 123). The Company's management has decided to defer adoption of both standards until their required date, which is fiscal year ending December 31, 1996. Management is currently analyzing the impact of SFAS 121 and SFAS 123 on the Company's financial statements and believes that the standards will not have a material impact.

2. Debt and Bank Borrowing Arrangements
   ------------------------------------

Long-term debt consisted of the following at December 31, 1995 and 1994:

                                                            1995              1994
                                                         ----------        ----------
    Credit facility with asset-based lender, bearing
     interest at the institution's prime rate
     (8.50 percent at December 31, 1995)
     plus 3.6 percent:
      Five year term loan, payable in monthly
      installments of $26,428                            $  817,000        $1,189,000
      Revolving line of credit                            1,294,000           566,000
                                                         ----------        ----------
                                                          2,111,000         1,755,000

      Four contract capital leases, bearing
       interest between 5.38 percent and 11.64
       percent, payable in monthly installments
       of $18,948 expiring from May 1995
       through September 1996, secured by
       equipment with a net book value of
       $68,000 and $315,000 as of December 31, 1995
       and 1994, respectively                                45,000           179,000
                                                         ----------        ----------
                                                          2,156,000         1,934,000
      Less-current portion                                1,601,000         1,029,000
                                                         ----------        ----------
      Long-term debt                                     $  555,000        $  905,000
                                                         ==========        ==========

As of December 31, 1995, maturities of long-term debt are as follows:


          1996      $1,601,000
          1997         317,000
          1998         238,000
                    ----------
                    $2,156,000
                    ==========

On September 22, 1994, the Company amended its existing revolving credit agreement with an asset-based lender for the purpose of financing the Company's working capital needs. The facility, limited to $4,000,000 is composed of two parts: a $1,585,600 (previously $1,553,300) five-year term loan dated September 22, 1993 and a $2,414,400 (previously $2,446,700) revolving line of credit expiring on November 29, 1996. Included in the revolving line of credit is a foreign accounts receivable sub-limit which is the lesser of $500,000 or 33.3% of the total outstanding borrowing against "eligible domestic accounts". Borrowings under both sections of the facility are tied to availability formulas
- - eighty percent (80%) of the appraised value of fixed assets for the term loan, and for the revolving line of credit, seventy-five percent (75%) of eligible trade receivables and twenty-five percent (25%) of eligible inventory (up to $250,000). The term loan and the revolving line of credit are secured by all of the Company's assets and require the Company, among other things, to maintain certain financial ratios and limit capital expenditures. The corporation is in compliance with the loan covenants at December 31, 1995. The interest rate under this credit facility is equal to the lender's prime rate (eight and one-half percent (8.5%) at December 31, 1995) plus three and six-tenths percent (3.6%). A one and one-half percent (1.5%) facility fee is payable annually on the total value of the credit facility.

On January 30, 1996, the Company amended its revolving credit agreement set forth above. The debt on the total facility has been reduced to $1,000,000, which is the minimum borrowing requirement. The previous minimum borrowing requirement was $2,000,000. The pay down of $1,000,000 was part of the stated use of the proceeds from the public offering in October 1995. Additionally, the interest rate was decreased from 3.6% over prime rate to 2.0% over prime rate and all financial loan covenants were eliminated. The company has delivered to the lender cash collateral in the sum of $1,000,000 as security for the credit facility. This collateral has been invested as a certificate of deposit at Sumitomo Bank. All interest for this certificate of deposit is to be forwarded to the Company. The credit facility shall be effective until November 29, 1997 and automatically renewed for successive terms of two years thereafter unless terminated at the end of the initial term by either party giving the other written notice at least sixty (60) days prior to the end of the then-current term.

3.  Income Taxes
    ------------

Effective the first quarter of 1993, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." The new standard provides revised criteria for the recognition of net deferred tax assets. The Company's net deferred tax asset, which is $7,651,300 at December 31, 1995 relates to its tax net operating loss carryforward, which totals approximately $17.3 million and expires as follows:

                    2002            $ 2,432,600
                    2003              6,518,600
                    2004              3,015,100
                    2005                161,000
                    2006                217,700
                    2007              1,092,800
                    2008              2,050,100
                    2009              1,790,400
                                    -----------
                                    $17,278,300
                                    ===========

The Company's net deferred tax asset has been offset with a valuation allowance since there is uncertainty regarding the Company's ability to recognize this tax benefit because the benefit is dependent upon the Company's ability to continue to generate future taxable income.

The components of the Company's net deferred income tax asset as of December 31, 1995 and 1994 are as follows:

                                                        December 31,
                                                 ---------------------------
                                                     1995           1994
                                                 ------------   ------------
          Inventory adjustments                  $   272,800    $   359,800
          Contingency reserves.                       98,500        118,400
          Deferred revenue                           104,500        189,200
          Vacation accrual                           145,400        120,800
          Bad debt allowance                          59,800        159,000
          Net operating loss and tax credit
            carryforwards                          6,911,300      5,938,800
          Other                                       59,000        114,000
                                                 -----------    -----------
                                                   7,651,300      7,000,000
          Valuation allowance                     (7,651,300)    (7,000,000)
                                                 -----------    -----------
                    Net deferred tax asset       $       ---    $       ---
                                                 ===========    ===========


The effective income tax rate for the years ended December 31, 1994 and 1993 differs from the Federal statutory federal income tax rate due to the limitation of net operating loss benefits. For the year ended December 31, 1995, the effective tax rate differs from the Federal statutory rate of 34 percent due to the following items:

     Income before taxes                                  $2,139,000
                                                          ==========
     Provision for income taxes at statutory rate            727,260
     Increases (decreases) in tax resulting from:
      Utilization of net operating loss carryforward        (711,342)
      Other                                                   34,082
                                                          ----------
     Provision for income taxes                               50,000
                                                          ==========
     Effective tax rate                                          2.3%
                                                          ==========

4. Commitments and Contingencies
   -----------------------------

   a. Operating Lease Obligations
      ---------------------------

   The Company leases certain of its manufacturing facilities under noncancelable operating leases expiring at various dates through November 2000. One of the facility leases is subject to a 4 percent annual escalation clause. The Company incurred rental expense under these leases of $837,000, $915,000 and $876,000 in 1995, 1994 and 1993, respectively. The approximate minimum rental commitments required under existing noncancelable leases as of December 31, 1995 are as follows:

                    1996      $  579,000
                    1997         566,000
                    1998         560,000
                    1999         544,000
                    2000         456,000
                              ----------
                              $2,705,000
                              ==========

   b.  Employment Agreement
       --------------------

   The Company has an employment agreement with the Chief Executive Officer which expires on July 5, 1999. In addition to a base salary, the agreement provides for a bonus to be determined by the Compensation Committee of the Board of Directors. No maximum compensation limit exists. The compensation expense in 1995, 1994 and 1993 was $167,000, $151,000 and $165,000,
   respectively.

   c.  Legal Proceedings
       -----------------

   In October 1995, the Company was served with a complaint that was filed by four persons, and the spouses of two of those persons, who are/were employed by one of the Company's customers. The complaint, filed in the United States District Court, Eastern District of Tennessee, alleges that the employees contracted chronic beryllium disease as a result of their exposure, during the course of their employment with the Company's customer, to beryllium-containing products sold by Ceradyne. The case is in the early stages of discovery. Based upon information currently available, the Company believes that the employees' claims are without merit and that the resolution of this matter will not have a material adverse effect on the financial condition or operations of the Company.

   Defense of this case has been tendered to the Company's insurance carriers, some of whom are providing a defense subject to a reservation of rights. There can be no assurance, however, that this claim or other claims related to exposure to beryllium oxide will be covered by insurance, or that, if covered, the amount of insurance will be sufficient to cover any potential judgment.

   Currently, the Company is involved in an action filed by a current employee in the Superior Court of the State of California, County of Orange. One of the Company's previous landlords, who also was sued by the plaintiffs, filed a cross-complaint against Ceradyne. The employee and his wife filed suit in December 1994 alleging that he contracted chronic beryllium disease during the course and scope of his employment. In March 1996, Ceradyne was dismissed by the plaintiffs as a direct defendant. Although Ceradyne remains in the action as a cross-defendant, the Company believes that the resolution of this matter will not have a material adverse effect on the financial condition or operations of the Company.

   Defense of this case has been tendered to the Company's insurance carriers, all of whom have denied coverage. The Company believes, however, based on the advice of its insurance coverage counsel, that coverage was improperly denied. The Company has initiated an action against certain insurance carriers in order to resolve the dispute regarding coverage. There can be no assurance, however, that this claim or other claims related to exposure to beryllium oxide will be covered by insurance, or that, if covered, the amount of insurance will be sufficient to cover any potential judgment.

5. Segment and Customer Information
   --------------------------------

The Company operates solely in the development, manufacture and sale of advanced technical ceramics. In the years ended December 31, 1995, 1994 and 1993, export sales, primarily to Europe, were approximately $6,179,000, $4,584,000 and $2,900,000, respectively.

For the year ended December 31, 1995, there were no customers that accounted for 10 percent of sales. For the year ended December 31, 1994, the Company had one customer that accounted for 13 percent of sales. For the year ended December 31, 1993, the Company had one customer that accounted for 14 percent of sales.

6. Stock Options
   -------------

At the Annual Meeting held on July 18, 1994, the stockholders of the Company approved the Company's 1994 Stock Incentive Plan. Under the Plan, the Company can issue both incentive and nonqualified stock options. Options are granted at or above the fair market value at the date of grant and generally become exercisable over a five-year period. At the annual meeting held on July 24, 1995, the stockholders of the Company approved an amendment to the Company's 1994 Stock Incentive Plan to increase the number of shares of common stock authorized for issuance thereunder from 250,000 shares to 350,000 shares.

The following is a summary of the transactions relating to the Plans for the years ended December 31, 1993, 1994 and 1995:

                                               Stock Options
                                         -------------------------
                                          Shares        Price
                                         --------   --------------
     OUTSTANDING, December 31, 1992      376,300    $2.75 - $3.875

     Granted                              80,500    $2.00 - $2.75
     Exercised                           (74,900)   $2.75 - $3.875
     Canceled                            (18,200)   $2.75 - $3.875
                                         -------    --------------
     OUTSTANDING, December 31, 1993      363,700    $2.75 - $3.875

     Granted                             159,500            $2.00
     Exercised                            (3,000)           $2.75
     Canceled                            (48,000)   $2.00 - $3.875
                                         -------    --------------
     OUTSTANDING, December 31, 1994      472,200    $2.00 - $3.875

     Granted                             154,200    $4.00 - $5.125
     Exercised                           (78,800)   $2.00 - $2.75
     Canceled                             (5,400)   $2.00 - $2.75
                                         -------    --------------
     OUTSTANDING, December 31, 1995      542,200    $2.00 - $5.125
                                         =======    ==============

At December 31, 1995 options to acquire 297,300 shares were exercisable and 46,300 shares were available for grant.

The Company had reserved 150,000 shares of its common stock for issuance under an employee stock purchase plan which became effective during 1985 and was amended in 1994. Under the terms of the Plan, employees may purchase shares at the lower of 85 percent of the quoted market value of the shares as determined on the first or last day of the Plan year. The Plan expired on July 31, 1995.

At the Annual Meeting held on July 24, 1995, the stockholders of the Company approved the Company's 1995 Employee Stock Purchase Plan. Under the terms of the Plan, employees may purchase shares at the lower of 85 percent of the quoted market value of the shares as determined on the first or last day of the Plan year. At December 31, 1995, 100,000 shares were available for issuance under the plan.

7. Supplemental Retirement Plan
   ----------------------------

In December 1988 the Board of Directors of the Company approved the adoption of a supplemental retirement plan (Ceradyne SMART 401(K) Plan) in which substantially all employees are eligible to participate after completing one year of employment. Participation in the Plan is voluntary. An employee may elect to contribute up to seven percent (7%) of the employee's pretax compensation as a basic contribution. The Company may contribute any amount which the Board of Directors annually determines appropriate. Company contributions fully vest and are nonforfeitable after the participant has completed five years of service. During the year ended December 31, 1995, the related expense was approximately $92,000. The Company made no contributions to the plan during the years ended December 31, 1994 and 1993.

The Company's contribution is in the form of shares of its common stock. The number of shares to be contributed will be determined by dividing the total Company match for the Plan year by the higher of the market value per share of common stock as of the end of that Plan year (December 31), or the audited book value per share of common stock as of the end of that Plan year. The member's cash contributions may be invested, at their discretion, in one or all of the following: (1) Fixed Income Fund, (2) Bond and Mortgage Fund, (3) International Stock Fund, or (4) Equity Fund. The member can elect to allocate the accumulated and future contributions to their accounts among these funds in increments of 10 percent.

The Company has reserved 250,000 shares of its common stock for possible issuance under the Plan. At December 31, 1995, 198,500 shares were available for issuance under the Plan.

8. Interim Financial Information (unaudited)
   -----------------------------------------

The results by quarter for 1995 and 1994 are as follows:

                                                        Quarter Ending
                                 ------------------------------------------------------------
                                  March 31,       June 30,      September 30,    December 31,
                                    1995            1995             1995            1995
                                 ----------    -------------    -------------    ------------
 Net sales                       $5,379,000       $5,757,000       $6,274,000      $5,994,000
 Net income                         351,000          453,000          564,000         721,000
 Net income per
   share                         $      .06       $      .07       $      .09      $      .10
                                 ==========       ==========       ==========      ==========

                                                        Quarter Ending
                                 ------------------------------------------------------------
                                  March 31,       June 30,      September 30,    December 31,
                                    1994            1994             1994            1994
                                 ----------    -------------    -------------    ------------
 Net sales                       $4,500,000       $4,229,000       $4,323,000      $4,944,000
 Net income                        (189,000)        (558,000)        (493,000)       (626,000)
 Net loss per
   share                         $     (.03)      $     (.09)      $     (.08)     $     (.10)
                                 ==========       ==========       ==========      ==========

9. Joint Venture and Joint Development Agreement
   ---------------------------------------------

On March 11, 1986, the Company sold 526,316 shares of its common stock to Ford Motor Company (Ford) for a gross sales price of $10,000,000. In addition, Ford and the Company formed a joint venture, Ceradyne Advanced Products, Inc. (CAPI), in which the Company acquired a 20 percent interest for $200,000. Ford contributed certain technology in exchange for its 80 percent interest in the joint venture. The Company granted Ford an option to put Ford's 80 percent interest in the joint venture to the Company in exchange for 608,020 shares of the Company's common stock. Ford granted the Company an option to call Ford's 80 percent interest in the joint venture in exchange for 680,983 shares of the Company's common stock.

On February 13, 1988, the Company exercised its call option and issued 680,983 shares of its common stock to Ford. The value of the shares issued ($2,043,000) was allocated to the technology acquired and is being amortized over a 20 year period utilizing the purchase method of accounting (see Note 1).

Ford and the Company have also entered into a joint development program to develop a prototype production facility to produce ceramics with automotive applications. Under the terms of the joint development agreement, Ford and the Company share equally in the cost of this project. For the years ending December 31, 1995, 1994 and 1993, Ford agreed to contribute $200,000, $250,000 and $424,000, respectively, which have been reflected as a reduction of the expenses incurred or a reduction in the capitalized value of the fixed assets acquired for this project in the accompanying consolidated financial statements. Included in accounts receivable on the accompanying consolidated balance sheets is approximately $50,000 and 0, due from Ford related to this agreement as of December 31, 1995 and 1994, respectively.

               SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
               -------------------------------------------------

                             (Amounts in thousands)


                          Balance    Charged                 Balance
                            at       to Costs                  at
                         Beginning     and                   End of
     Description         of Period   Expenses   Deductions   Period
- -------------------      ---------   --------   ----------   -------
For the Year Ending
December 31, 1995:
- ------------------

Allowance for
doubtful
accounts receivable           $199        $34          $83      $150
                         =========   ========   ==========   =======

For the Year Ending
December 31, 1994:
- -------------------

Allowance for
doubtful
accounts receivable           $204       $ 79         $ 84      $199
                         =========   ========   ==========   =======

For the Year Ending
December 31, 1993:
- -------------------

Allowance for
doubtful
accounts receivable           $164       $ 82         $ 42      $204
                         =========   ========   ==========   =======

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 29, 1995      CERADYNE, INC.

                         By    /s/ Joel P. Moskowitz
                               ----------------------
                               Joel P. Moskowitz
                               Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ Joel P. Moskowitz           Chairman of the Board,      March 29, 1996
- -----------------------------   Chief Executive Officer,
Joel P. Moskowitz               President and Director
                                (Principal executive
                                officer)


/s/ Howard F. George            Chief Financial Officer     March 29, 1996
- -----------------------------   (Principal financial
Howard F. George                and accounting officer)


/s/ Leonard M. Allenstein       Director                    March 29, 1996
- -----------------------------
Leonard M. Allenstein


/s/ Richard A. Alliegro         Director                    March 29, 1996
- -----------------------------
Richard A. Alliegro

/s/ Frank Edelstein             Director                    March 29, 1996
- -----------------------------
Frank Edelstein

/s/ Norman A. Gjostein          Director                    March 29, 1996
- -----------------------------
Norman A. Gjostein


/s/ William P. Lanphear         Director                    March 29, 1996
- -----------------------------
William P. Lanphear


/s/ Melvin A. Shader            Director                    March 29, 1996
- -----------------------------
Melvin A. Shader


/s/ Milton L. Lohr              Director                    March 29, 1996
- -----------------------------
Milton L. Lohr