Form 10-K/A
period 1995-12-31
CERADYNE INC
filed 1996-04-29
CIK 18937

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A
                                Amendment No. 1

  X   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
 ___
      1934 (Fee required)
      For the Fiscal Year Ended December 31, 1995

 ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No fee required)
      For the transition period from _______ to _______

                          Commission File No. 0-13059

                                CERADYNE, INC.
                -----------------------------------------------
            (Exact name of Registrant as specified in its charter)

            Delaware                                 33-0055414
- ------------------------------              --------------------------
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                Identification Number)

               3169 Red Hill Avenue, Costa Mesa, California 92626
               --------------------------------------------------
                    (Address of principal executive offices)

       Registrant's telephone number, including area code:  714-549-0421
                                                            ------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value (based on the closing price at which stock was sold) of the voting shares held by non-affiliates of the registrant as of March 6, 1996 was $40,376,424.

As of March 6, 1996, the number of shares of the registrant's Common Stock outstanding was 7,740,424.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registrant's Proxy Statement for its 1996 Annual Meeting were incorporated by reference from Part I.

                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT
          ----------------------------------------------

     Information regarding executive officers and directors of the Company is included in Part I of the fiscal year 1995 10-K report.

     To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended December 31, 1995, its officers, directors and greater than ten percent beneficial owners complied with all Section 16(a) filing requirements except for an inadvertent late filing of an initial report on Form 3 by Mr. Howard F. George, who commenced employment with the Company as Vice President Finance, Chief Financial Officer and Secretary on December 6, 1995, but did not file a Form 3 until January 26, 1996.

ITEM 11.  COMPENSATION OF EXECUTIVE OFFICERS
          ----------------------------------

Summary Compensation Table
- --------------------------

     The following table shows certain information concerning the compensation of the Chief Executive Officer and each other executive officer of the Company whose aggregate compensation for services in all capacities rendered during the year ended December 31, 1995 exceeded $100,000 (collectively, the "Named Executive Officers"):


                             LONG-TERM COMPENSATION
                             ----------------------

                                      Annual Compensation
                               ----------------------------------    Restricted    Options (#     All Other
Name & Principal Position      Year     Salary     Bonus    Other   Stock Awards   of Shares)    Compensation
- ----------------------------   ----   ----------   ------   -----   ------------   -----------   ------------
Joel P. Moskowitz              1995     $169,329     -        -          -                 -          -
Chairman of the Board,         1994      150,909     -        -          -                 -          -
Chief Executive Officer        1993      164,902     -        -          -                 -          -
and President

David P. Reed                  1995     $115,870     -        -          -             5,000          -
Vice President                 1994      103,278     -        -          -            10,000          -
                               1993       97,353     -        -          -                 -          -

James F. Gardner (1)           1995     $103,229     -        -          -                 -          -
Vice President, Finance        1994      101,999     -        -          -                 -          -
CFO and Secretary              1993      101,999     -        -          -                 -          -

(1) Mr. Gardner resigned from the Company on 12-6-95.

Option Grants in Last Fiscal Year
- ---------------------------------

      The following table sets forth certain information concerning grants of options to each of the Named Executive Officers during the year ended December 31, 1995. In addition, in accordance with the rules and regulations of the Securities and Exchange Commission, the following table sets forth the hypothetical gains or "option spreads" that would exist for the options. Such gains are based on assumed rates of annual compound stock appreciation of 5% and 10% from the date on which the options were granted over the full term of the options. The rates do not represent the Company's estimate or projection of future Common Stock prices, and no assurance can be given that any appreciation will occur or that the rates of annual compound stock appreciation assumed for the purposes of the following table will be achieved.


                                                                                    Potential Realizable
                                                                                  Value at Assumed Annual
                                         Percent of                                 Rates of Stock Price
                                        Total Options                                 Appreciation for
                                         Granted to    Exercise                               Option Term/(2)/
                      Options Granted   Employees in     Price     Expiration     -----------------------
       Name          # of Shares/(1)/   Fiscal Year    ($/Share)     Date            5%($)       10%($)
- ------------------   ----------------   ------------   ---------   ----------     ----------   ----------
Joel P. Moskowitz            -               -               -          -                 -            -
David P. Reed            5,000             3.5%         $5.125      12/14/05        $14,128      $34,797

(1) The per share exercise price of all options granted is the fair market value of the Company's Common Stock on the date of grant. Options have a term of 10 years and become exercisable in five equal installments, each of which vests at the end of each year after the grant date.

(2) The potential realizable value is calculated from the exercise price per share, assuming the market price of the Company's Common Stock appreciates in value at the stated percentage rate from the date of grant to the expiration date. Actual gains, if any, are dependent on the future market price of the Common Stock.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option
- --------------------------------------------------------------------------
Values
- ------

          The following table sets forth certain information regarding option exercises during the year ended December 31, 1995 by the Named Executive Officers, the number of shares covered by both exercisable and unexercisable options as of December 31, 1995 and the value of unexercised in-the-money options held by the Named Executive Officers as of December 31, 1995:

                                                    Number of Unexercised        Value of Unexercised
                                                    Securities Underlying      In-the-Money Options at
                       No. of Shares              Options at Fiscal Year-End      Fiscal Year-End/(1)/
                        Acquired on    Value      --------------------------   --------------------------
        Name             Exercise     Realized    Exercisable  Unexercisable   Exercisable  Unexercisable
- --------------------   -------------  --------    -----------  -------------   -----------  -------------
Joel P. Moskowitz          -             -                -             -            -             -
David P. Reed              -             -           27,600        21,900      $71,263/(1)/  $61,800/(1)/

/(1)/ Based upon the closing price of the Common Stock on December 31, 1995, as reported by the Nasdaq National Market ($5.688 per share).

Employment Agreement
- --------------------

     In July 1994, the Company entered into a five-year employment with Mr. Moskowitz, pursuant to which he will serve as Chairman of the Board of Directors, Chief Executive Officer and President of the Company. The agreement provides for a base salary at the rate of $175,000 per year; however, Mr. Moskowitz voluntarily agreed to accept a reduced salary at the rate of $150,000 per year through March 31, 1995 to aid the Company in its cost-cutting efforts. His annual base salary was reinstated to $175,000 as of April 1, 1995, and was increased to $200,000 effective 2/12/96. Under the agreement, if Mr. Moskowitz' employment is terminated by the Company (other than as a result of death, incapacity or for "good cause" as defined in the agreement) or, if Mr. Moskowitz elects to resign for "good reason" (as defined in the agreement), Mr. Moskowitz will be entitled to receive severance pay in an amount equal to his annual base salary, at the rate in effect on the date of termination, payable on normal pay dates for the remainder of the term of the agreement. "Good reason" includes a "change in control" of the Company, a removal of Mr. Moskowitz from any of his current positions with the Company without his consent, or a material change in Mr. Moskowitz' duties, responsibilities or status without his consent. A "change in control" of the Company shall be deemed to occur if (1) there is a consolidation or merger of the Company where the Company is not the surviving corporation and the shareholders prior to such transaction do not continue to own at least 80% of the common stock of the surviving corporation, (2) there is a sale of all, or substantially all, of the assets of the Company, (3) the stockholders approve a plan for the liquidation or dissolution of the Company,
(4) any person becomes the beneficial owner, directly or indirectly, of 30% or more of the Company's outstanding Common Stock or (5) if specified changes in the composition of the Company's Board of Directors occur.


Compensation of Directors
- -------------------------

     Directors are paid fees for their services on the Board of Directors in such amounts as are determined from time to time by the Board. Until July 31, 1994, a fee of $500 per month plus $1000 for each Board meeting attended was paid to each non-employee director other than the Ford representative and Mr. Lanphear, who did not receive a fee. These fees terminated as of July 31, 1994 by agreement of the Board, but may be reinstated in the future if the Board deems appropriate. At the Board of Directors' meeting on February 12, 1996, the above fees were resumed.

Compensation Committees Interlocks and Insider Participation
- ------------------------------------------------------------

     The Board of Directors has established Audit, Compensation and Stock Option Committees. The Compensation Committee's function is to review and make recommendations to the Board regarding executive officers' compensation. This committee is composed of Messrs. Edelstein, Alliegro, Shader and Lohr. The Audit Committee meets with the Company's independent accountants to review the Company's financial condition and internal accounting controls. This committee is composed of Messrs. Edelstein, Shader and Lohr. The Stock Option Committee is composed of Messrs. Moskowitz and Gjostein. This committee administers the Company's 1994 Stock Incentive Plan and the 1995 Employee Stock Purchase Plan. Dr. Gjostein is serving as Ford's representative on the Board of Directors.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT
          -----------------------------------------------

     The following table sets forth information as of March 6, 1996, regarding the beneficial ownership of the common stock of the Company by (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding share of common stock, (ii) each of the directors of the Company,
(iii) each of the executive officers named in the Summary Compensation Table, and (iv) all current executive officers and directors of the Company as a group.

          Name of                Amount and Nature of         Percent
      Beneficial Owner           Beneficial Ownership/(1)/   of Class
- ------------------------------   -------------------------   ---------
Joel P. Moskowitz                   1,164,294                  15.0%
3169 Redhill Avenue
Costa Mesa, CA 92626

Ford Motor Company                  1,207,299                  15.6%
The American Road
Dearborn, MI 48121

R. B. Haave Assoc., Inc.              580,223/(2)/              7.5%
270 Madison Avenue
New York, NY 10016

Polymedica                            391,115/(3)/              5.1%

Leonard M. Allenstein                 155,000/(4)/              2.0%

Richard A. Alliegro                    25,000/(5)/                *

Frank Edelstein                        22,400/(6)/                *

Dr. Norman A. Gjostein                         -0-                -

Melvin A. Shader                       19,000/(7)/                *

William P. Lanphear IV                 15,000/(8)/                *

Milton L. Lohr                         22,000/(9)/                *

David P. Reed                         29,850/(10)/                *

All current executive              1,523,594/(11)/             19.7%
officers and directors as a
group (15 persons including
the persons named above)

*      Less than 1%

/(1)/ Except as otherwise noted, the beneficial owners have sole voting and investment powers with respect to the shares indicated, subject to community property laws where applicable.

/(2)/ Based upon information contained in the statement on Schedule 13G, dated January 22, 1991, and amended by a filing dated January 15, 1996, filed with the Securities and Exchange Commission by R. B. Haave Associates, Inc., all shares of common stock are owned by advisory clients of R. B. Haave Associates, Inc.

/(3)/  POLYMEDICA sent in Schedule 13G on Feb. 15, 1996.

/(4)/ Includes 15,000 shares subject to options held by Mr. Allenstein which are currently exercisable, or will become exercisable within 60 days of March 6, 1996.

/(5)/ Includes 15,000 shares subject to options held by Mr. Alliegro which are currently exercisable, or will become exercisable within 60 days of March 6, 1996.

/(6)/ Includes 17,500 shares subject to options held by Mr. Edelstein which are currently exercisable, or will become exercisable within 60 days of March 6, 1996.

/(7)/ Includes 10,000 shares subject to options held by Dr. Shader which are currently exercisable, or will become exercisable within 60 days of March 6, 1996.

/(8)/ Includes 5,000 shares subject to options held by Mr. Lanphear which are currently exercisable, or will become exercisable within 60 days of March 6, 1996.

/(9)/ Includes 20,000 shares subject to options held by Mr. Lohr which are currently exercisable, or will become exercisable within 60 days of March 6, 1996.

/(10)/ Includes 27,600 shares subject to options held by Mr. Reed which are currently exercisable, or will become exercisable within 60 days of March 6, 1996.

/(11)/ Includes 183,400 shares subject to options held by such persons which are currently exercisable, or will become exercisable within 60 days of March 6, 1996.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

     On March 11, 1986, the Company sold 526,316 shares of its Common Stock to Ford Motor Company ("Ford") at a price of $19.00 per share, for a total purchase price of $10,000,000. At the same time, the Company and Ford created a new corporation, Ceradyne Advanced Products, Inc. ("CAPI"), and entered into agreements involving a broad-based technology transfer, licensing and joint development program. Under the agreements, Ford contributed technology and a portfolio of United States and foreign patents relating to technical ceramics to CAPI in exchange for 80% of CAPI's capital stock, and Ceradyne acquired the remaining 20% of CAPI in exchange for $200,000. The technology and patents contributed by Ford were developed in the Ford Research Laboratories over a 15-year period. Under the March 11, 1986 agreements, the Company was granted an option to acquire Ford's 80% interest in CAPI in exchange for an additional 680,983 shares of Ceradyne Common Stock, which the Company exercised effective February 12, 1988. As a result, Ceradyne now owns 100% of CAPI and Ford owns a total of 1,207,299 shares of the Company's Common Stock. The Company and Ford also entered into a joint development agreement which includes a commitment by Ford to contribute up to $5,000,000, on a matching value basis with Ceradyne, for the development by Ceradyne of technical ceramic products oriented towards the automotive market. Through December 31, 1995, Ford agreed to fund a total of $3,061,000 in cash and equipment pursuant to this agreement.

     So long as Ford continues to own 5%, or more, of the Company's outstanding common stock, Ceradyne has agreed to use its best efforts to cause one person designated by Ford to be elected a member of the Ceradyne Board of Directors and, under certain circumstances in the event the Company issues additional shares of its Common Stock in a public or private transaction, to permit Ford to purchase, at the same price and terms upon which sold by the Company in such transaction, additional shares of Ceradyne Common Stock to enable Ford to maintain its percentage ownership of the Company.

     In connection with the sale of stock to Ford, Joel P. Moskowitz, Chairman of the Board, Chief Executive Officer and President of the Company, and members of his immediate family agreed to vote shares of the Company's Common Stock owned by them in favor of the election of Ford's nominee to the Board of Directors. However, they may first vote that number of shares that is necessary to assure the election of Joel P. Moskowitz as a director of the Company, and any shares that are not necessary to assure the election of Mr. Moskowitz and a Ford nominee to the Board of Directors may be voted by them without restriction.

 ITEM 14(c).  LIST OF EXHIBITS
              ----------------

3.1 Certificate of Incorporation of the Registrant. Incorporated herein by reference to Exhibit 3.1 to the Registrant's Registrant Statement on Form 8-B.

3.2 Bylaws of Registrant. Incorporated herein by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form 8-B.

4.1 Form of Representatives' Common Stock Purchase Warrant. Incorporated herein by reference to Exhibit 10.2 to the Registrant's Registration Statement on Form S-1 (File No. 33-62345).

10.1 Agreement for Purchase and Sale of Stock of the Registrant dated January 12, 1983. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Statement on Form S-1 (File No. 2-90821).

10.2 Payment Schedule dated January 12, 1983. Incorporated herein by reference to Exhibit 10 to the Registrant's Statement on Form S-1 (File No. 2-90821).

10.3 Ceradyne, Inc. Patent and Know-How License Agreement dated January 12, 1983. Incorporated herein by reference to Exhibit 10.4 to the Registrant's Registration Statement on Form S-1 (File No. 2-90821).

10.4* Ceradyne, Inc. 1983 Stock Option Plan as amended and restated. (Incorported by reference from Exhibit 10.13 to the Company's Registration Statement on Form S-1 (File No. 2-99930) filed on September 25, 1985 (the "1985 S-1").)

10.5 Lease between Trico Rents and the Registrant dated March 23, 1984, covering premises located at 235 Paularino Avenue, Costa Mesa, California. Incorporated herein by reference to Exhibit 10.14 to the Registrant's Registration Statement on Form S-1 (File No. 2-90821).

10.6 Lease covering premises located at 3169-A Red Hill Avenue, Costa Mesa, California dated October 28, 1985. Incorporated herein by reference to
        Exhibit 10.30 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1985.

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

10.15 Leased dated March 31, 1986 covering premises located at 3163 Red Hill Avenue, Costa Mesa, California. Incorporated herein by reference to
        Exhibit 10.45 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1986.

10.16 Lease dated August 5, 1986 covering premises located at 225 Paularino Avenue, Costa Mesa, California. Incorporated herein by reference to
        Exhibit 10.46 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 3, 1986.

10.17 Short-form Memorandum of Lease Assignment dated December 15, 1986, and Lease dated June 23, 1980, covering premises located at 3449 Church Street, Scottdale, Georgia. Incorporated herein by reference to Exhibit
        10.47 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1986.

10.18* Amendment dated June 3, 1986 to the Ceradyne, Inc. 1983 Stock Option Plan. Incorporated herein by reference to Exhibit 10.50 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1986.

10.19* Amendment dated March 16, 1987 to the Ceradyne, Inc. 1983 Stock Option Plan. Incorporated herein by reference to Exhibit 10.51 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1986.

10.20 Joint Development Agreement dated March 28, 1986 between Unitek Corporation and the Registrant, and First and Second Amendments thereto. Incorporated herein by reference to Exhibit 10.52 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1986.

10.21* Amendment dated April 30, 1987 to the Ceradyne, Inc. 1983 Stock Option Plan. Incorporated herein by reference to Exhibit 10.56 to the Registrant's Registration Statement on Form 8-B.

10.22 Loan and Security Agreement dated November 27, 1989 between the Registrant and Fidelcor Business Credit Corp. Incorporated herein by reference to Exhibit 28.1 to the Registrant's Current Report on Form 8-K dated December 8, 1989.

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

10.26 Amendment dated September 22, 1993 to Loan and Security Agreement dated November 27, 1989, and all addenda and supplements thereto between the Registrant and the CIT Group/Credit Finance, Inc., assignee of Fidelcor Business Credit Corporation. Incorporated herein by reference to
        Exhibit 10.27 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

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

10.29* Ceradyne, Inc. 1994 Stock Incentive Plan. Incorporated herein by reference to Exhibit 10.31 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

10.30* Amendment No. 1 to the Ceradyne, Inc. 1994 Stock Incentive Plan. Incorporated herein by reference to Exhibit 4.2 to Registrant's Registration Statement on Form S-8 (File No. 33-61675).

10.31* Ceradyne, Inc. 1995 Employee Stock Purchase Plan. Incorporated herein by reference to Exhibit 4.1 to Registrant's Registration Statement on Form S-8 (File No. 33-61677).

10.32 Amendment No. 2, dated June 5, 1995, to Lease between Trico Rents and the Registrant covering premises located at 235 Paularino Avenue, Costa Mesa, California. Incorporated herein by reference to Exhibit 10.2 to the Registrant's Registration Statement on Form S-1 File No. 33-62345).

10.33 Amendment No. 2, dated June 5, 1995, to Lease covering premises located at 3169-A Red Hill Avenue, Costa Mesa, California. Incorporated herein by reference to Exhibit 10.33 to the Registrant's Registration Statement on Form S-1 File No. 33-62345).

10.34 Amendment No. 2, dated June 5, 1995, to Lease dated March 31, 1986 covering premises located at 3163 Red Hill Avenue, Costa Mesa, California. Incorporated herein by reference to Exhibit 10.34 to the Registrant's Registration Statement on Form S-1 (File No. 33-62345).

10.35 Amendment No. 2, dated June 5, 1995, to Lease dated August 5, 1986 covering premises located at 225 Paularino Avenue, Costa Mesa, California. Incorporated herein by reference to Exhibit 10.35 to the Registrant's Registration Statement on Form S-1 (File No. 33-62345).

21.1    Subsidiaries of the Registrant. Incorporated herein by reference to
        Exhibit 10.35 to the Registrant's Registration Statement on Form S-1 (File No. 33-62345).

23.2    Consent of Arthur Andersen LLP. Incorporated herein by reference to
        Exhibit 10.35 to the Registrant's Registration Statement on Form S-1 (File No. 33-62345).

* Each of these exhibits constitutes a management contract, compensatory plan, or arrangement required to be filed as an exhibit to this Report pursuant to Item 14(c) of this Report.



     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

CERADYNE, INC.


By:  /s/ HOWARD F. GEORGE                              April 26, 1996
     ---------------------------                 ------------------------
     Howard F. George                                       Date
     Vice president, Finance
     Chief Financial Officer