Form 10-Q
period 1996-03-31
CERADYNE INC
filed 1996-05-15
CIK 18937

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
- ---  EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 1996

     or

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
     For the transition period from _____________ to ____________

                          Commission File No. 0-13059

                                CERADYNE, INC.
      ------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)

           Delaware                                       33-0055414
- --------------------------------              ---------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)

        3169 Redhill Avenue, Costa Mesa, CA            92626
   -----------------------------------------------------------------
          (Address of principal executive)          (Zip Code)

       Registrant's telephone number, including area code (714) 549-0421
                                                          --------------
                                      N/A
- --------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES   X          NO
                                     -----           -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                             Outstanding at March 31, 1996
- ------------------------------             ---------------------------------
 Common Stock, $.01 par value                       7,766,574 Shares


                               Page 1 of 16 Pages

                                 CERADYNE, INC.


                                     INDEX
                                     -----

                                                              PAGE NO.
                                                              --------
PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements

           Statement Regarding Financial Information..........      3

           Consolidated Balance Sheets - March 31, 1996
           and December 31, 1995..............................    4-5

           Consolidated Statements of Income -
           Three months ended March 31, 1996 and 1995.........      6

           Consolidated Statements of Cash Flow -
           Three months ended March 31, 1996 and 1995.........    7-8

           Condensed Notes to Consolidated Financial
           Statements.........................................   9-11

Item 2.    Management's Discussion and Analysis of
           Financial Condition & Results of Operations........  12-14


PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings..................................  15-16

Item 2-5.  ...................................................     16

Item 6.    Exhibits and Reports on Form 8-K...................     16

SIGNATURE.....................................................     16


                                 CERADYNE, INC.

                                   FORM 10-Q
                     FOR THE QUARTER ENDED MARCH 31, 1996


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
         --------------------

The Financial Statements included herein have been prepared by Ceradyne, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information normally included in the Financial Statements prepared in accordance with generally accepted accounting principles has been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that the Financial Statements be read in conjunction with the Financial Statements and notes thereto included in the Company's Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 on Form 10-K for the fiscal year ended December 31, 1995, as filed with the Securities and Exchange Commission on March 31, 1996.

                                CERADYNE, INC.
                          CONSOLIDATED BALANCE SHEETS
                                    ASSETS
                            (Amounts in thousands)

                                                     3-31-1996     12-31-1995
                                                    (Unaudited)    (Audited)
=============================================================================
CURRENT ASSETS:

  Cash & cash equivalents                           $    4,496    $     6,219

  Accounts receivable, net of allowances of
  approximately $134 & $150 for doubtful accts
  at 3-31-1996 & 12-31-1995                         $    4,239    $     3,759

  Receivables from related parties                  $       86    $        12

  Inventories                                       $    7,589    $     6,749

  Production Tooling                                $      421    $       366

  Prepaid expenses and other                        $      498    $       323
                                                    ----------    -----------

  TOTAL CURRENT ASSETS                              $   17,329    $    17,428
                                                    ----------    -----------

PROPERTY, PLANT & EQUIPMENT, at cost:

  Land                                              $      422    $       422

  Buildings & improvements                          $    1,825    $     1,825

  Lease rights                                      $    2,659    $     2,659

  Machinery & equipment                             $   15,046    $    14,907

  Leasehold improvements                            $    1,204    $     1,141

  Office equipment                                  $    1,605    $     1,383

  Construction in progress                          $      493    $       134
                                                    ----------    -----------

                                                    $   23,254    $    22,471

  Less accumulated depreciation & amortization      $   18,030    $    17,750
                                                    ----------    -----------

                                                    $    5,224    $     4,721

COSTS IN EXCESS OF NET ASSETS ACQUIRED,
  net of accumulated amortization of $1,479
  & $1,441 at 3-31 1996 & 12-31-1995                $    2,195    $     2,233

OTHER ASSETS, net of accumulated amortization
  of $547 and $539 at 3-31-1996 & 12-31-1995        $      492    $       498
                                                    ----------    -----------

TOTAL ASSETS                                        $   25,240    $    24,880
                                                    ==========    ===========
=============================================================================

                      See accompanying condensed notes to
                       Consolidated Financial Statements.

                                CERADYNE, INC.
                          CONSOLIDATED BALANCE SHEETS
                     LIABILITIES AND SHAREHOLDERS' EQUITY
                   (Amounts in thousands, except share data)

                                               3-31-1996     12-31-1995
                                              (Unaudited)    (Audited)
=======================================================================
CURRENT LIABILITIES:

  Current portion of long-term debt           $      477    $     1,601

  Accounts payable                            $    2,001    $     1,642

  Accrued expenses:

    Payroll and payroll related               $      790    $       588

    Other                                     $      418    $       381
                                              ----------    -----------

  Total current liabilities                   $    3,686    $     4,212
                                              ----------    -----------

LONG-TERM DEBT                                $      555    $       555
                                              ----------    -----------

DEFERRED REVENUE                              $      261    $       261
                                              ----------    -----------

SHAREHOLDERS' EQUITY:

  Common stock, $.01 par value:
    Authorized - 12,000,000 shares;
    Outstanding - 7,766,574 shares &
    7,715,624 shares at 3-31-1996 &
    12-31-1995, respectively                  $   36,712    $    36,590

  Accumulated deficit                         $  (15,974)   $   (16,738)
                                              ----------    -----------

  TOTAL SHAREHOLDERS' EQUITY                  $   20,738    $    19,852
                                              ----------    -----------
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY      $   25,240    $    24,880
                                              ==========    ===========
=======================================================================

                      See accompanying condensed notes to
                      Consolidated Financial Statements.

                                CERADYNE, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                  FOR THE THREE MONTHS ENDED 3-31-1996 & 1995

                 (Amounts in thousands, except per share data)

====================================================================
                                                  THREE MONTHS ENDED
                                                       MARCH 31
- --------------------------------------------------------------------
                                                    1996       1995
                                                  -------     ------
                                                      Unaudited
====================================================================
NET SALES                                          $6,329     $5,379

COST OF PRODUCT SALES                              $4,510     $3,996
                                                   ------     ------

  Gross Profit                                     $1,819     $1,383
                                                   ------     ------

OPERATING EXPENSES:

  Selling                                          $  433     $  387

  General & Administration                         $  663     $  573
                                                   ------     ------

                                                   $1,096     $  960
                                                   ------     ------

              Income (Loss) from operations        $  723     $  423
                                                   ------     ------

OTHER (INCOME) EXPENSE:

  Other (income) expense                             (127)        (4)

  Interest expense                                 $   62     $   76
                                                   ------     ------

                                                      (65)    $   72
                                                   ------     ------

  Income (Loss) before provision
  for income taxes                                 $  788     $  351

PROVISION (CREDIT) FOR INCOME TAXES                $   23     $  -0-
                                                   ------     ------

NET INCOME (LOSS)                                  $  765     $  351
                                                   ======     ======

NET INCOME (LOSS) PER COMMON &
EQUIVALENT SHARE
                                                     $.10       $.06
                                                   ======     ======
====================================================================

                      See accompanying condensed notes to
                      Consolidated Financial Statements.

                                CERADYNE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE THREE MONTHS ENDED 3-31-1996 & 1995
                            (Amounts in thousands)

================================================================================
                                                            THREE MONTHS ENDED
                                                                  MARCH 31
- --------------------------------------------------------------------------------
                                                            1996         1995
                                                          Unaudited    Unaudited
=================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net Income (Loss)                                           $  765       $  351

ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET
 CASH PROVIDED FROM (USED IN) OPERATING ACTIVITIES:

  Depreciation and amortization                               $  311       $  373

  Decrease (Increase) in accounts receivable, net               (481)        (614)

  (Increase) decrease in receivables from related                (73)      $    2
  parties

  Increase in inventories                                       (842)        (355)

  (Increase) decrease in production tooling                      (55)         (92)

  Decrease (Increase) in prepaid expenses & other               (164)      $   21
   assets

  Increase (decrease) in accounts payable                     $  430         (223)

  Increase (decrease) in accrued expenses                     $  238       $  593

  Increase (decrease) in deferred revenue                     $  -0-       $   21
                                                              ------       ------

NET CASH PROVIDED FROM (USED IN) OPERATING                    $  129       $   77
 ACTIVITIES                                                   ------       ------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchases of property, plant & equipment                      (783)        (181)
                                                              ------       ------
NET CASH USED IN INVESTING ACTIVITIES                           (783)        (181)
                                                              ------       ------
=================================================================================

                      See accompanying condensed notes to
                       Consolidated Financial Statements.

                                CERADYNE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE THREE MONTHS ENDED 3-31-1996 & 1995
                            (Amounts in thousands)

===============================================================================
                                                          THREE MONTHS ENDED
                                                                MARCH 31
- -------------------------------------------------------------------------------
                                                            1996         1995
                                                         Unaudited    Unaudited
===============================================================================
CASH FLOWS FROM FINANCING ACTIVITIES:

  Issuance of common stock, net                            $   121        $  12

  Net borrowings (payments) on long-term debt              $(1,124)       $  92
                                                           -------        -----

Net cash provided by (used in) financing activities        $(1,003)       $ 104
                                                           -------        -----

Decrease in cash and cash equivalents                      $(1,657)       $ -0-

Cash & cash equivalents, beginning of period               $ 6,153        $ -0-

Cash & cash equivalents, end of period                     $ 4,496        $ -0-
                                                           =======        =====

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

  Interest paid                                            $    62        $  76
  Income taxes paid                                        $    60        $ -0-
                                                           -------        =====
===============================================================================

                      See accompanying condensed notes to
                       Consolidated Financial Statements.

                                CERADYNE, INC.
             CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1996
                                  (Unaudited)

1.   Basis of Presentation
     ---------------------

     The consolidated financial statements include the financial statements of Ceradyne, Inc. (the Company) and its subsidiaries. All material intercompany accounts and transactions have been eliminated.

2.   Inventories
     -----------

     Inventories are valued at the lower of cost (first in, first out) or market. Inventory costs include the cost of material, labor and manufacturing overhead. The following is a summary of the inventory components as of March 31, 1996 and December 31, 1995:

                            MARCH 31, 1996   DECEMBER 31, 1995
     =========================================================
     Raw Materials/            $3,210,000       $3,371,000
     Finished Goods

     Work-in-Process           $4,379,000       $3,378,000
     Total Inventories         $7,589,000       $6,749,000
                               ==========       ==========
     =========================================================

3.   Net Income (Loss) Per Share
     ---------------------------

     The number of shares used in computing primary net income (loss) per share equals the total of the weighted average number of shares outstanding during the periods plus, in 1995, common stock equivalents relating to options. Common stock equivalents relating to options issued under the 1983 Stock Option Plan (as amended), the 1994 Stock Incentive Plan, the 1985 Employee Stock Purchase Plan and the 1995 Employee Stock Purchase Plan represent additional shares which may be issued in connection with their exercise, reduced by the number of shares which could be repurchased with the proceeds at the average market price per share. Common stock equivalents relating to options are not included when their effect is antidilutive. The following is a summary of the number of shares entering into the computation of net income per common and common equivalent share:


                                          THREE MONTHS ENDED MARCH 31
                                             1996            1995
    =================================================================
    Weighted average number of            7,766,574       6,243,841
    shares outstanding

    Common stock equivalents                116,459          63,712
                                          ---------      ----------
    Number of shares                      7,883,033       6,307,553
                                          =========      ==========
    =================================================================

4.  Long-Term Debt and Bank Borrowing Arrangements
    ----------------------------------------------

    Long-term debt consisting of the following at March 31, 1996:

    Note payable to asset-based lender, bearing interest at the institution's prime rate (8.50 percent at March 31, 1996),
     plus 2.0 percent.                                                $1,000,000

    Four contract capital leases, bearing interest between 5.38 percent and 11.64 percent, payable in monthly installments of
     $18,948 expiring September 1996, secured by the equipment.       $   32,000

                                                                      $1,032,000

    Less - Current portion                                            $  477,000
                                                                      ----------
    Long-term debt                                                    $  555,000
                                                                      ==========
    ============================================================================

     On January 30, 1996, the Company amended its revolving credit agreement set forth above. The debt on the total facility has been reduced to $1,000,000, which is the minimum borrowing requirement. The previous minimum borrowing requirement was $2,000,000. The pay down of $1,000,000 was part of the stated use of the proceeds from the public offering in October 1995. Additionally, the interest rate was decreased from 3.6% over prime rate to 2.0% over prime rate and all financial loan covenants were eliminated. Also, in computing interest charges the loan account of Company maintained by lender will be credited with remittances and other payments
     2.5 business days after funds have been credited to lender's account at lender's bank. The Company has delivered to the lender cash collateral in the sum of $1,000,000 as security for the credit facility. This collateral has been invested as a certificate of deposit at Sumitomo Bank. All interest for this certificate of deposit is to be forwarded to the Company. The credit facility shall be effective until November 29, 1997 and automatically renewed for successive terms of two years thereafter unless terminated at the end of the initial term by either party giving the other written notice at least sixty (60) days prior to the end of the then-current term.

5.   Income Tax
     ----------

     Effective the first quarter of 1993, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." The new standard provides revised criteria for the recognition of net deferred tax assets. The Company's deferred tax asset, which is approxi-mately $7,651,000, relates to its net operating loss carryforward and has been offset with a valuation allowance since there is uncertainty regarding the Company's ability to recognize this tax benefit since the benefit is dependent upon the Company's ability to continue to generate future taxable income.

Item 2.   Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
          Results of Operations.
          ----------------------


Results of Operations for Quarter Ended March 31, 1996
- ------------------------------------------------------

Reference is made to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, for an analysis and detailed discussion of the Company's financial condition and results of operations for the period covered by that report.

Net Sales. Net sales for the quarter ended March 31, 1996 were $6.3 million, which represents an 18% or a $950,000 increase in net sales for the corresponding period of the prior year. This increase was primarily due to a $.6 million increase in sales for the Semicon Division's Low Power Cathodes and Cathodes/Lasers for microwave applications. The other $.4 million increase was due to the resumption of business for the Orthodontic Brackets' product line.

International sales have and will continue to be an important part of the Company's business, representing 26.4% of the Company's net sales for the quarter ending March 31, 1996, up from 25.5% for the comparable period of the prior year, due primarily to shipments of microwave tube products and CRT cathode products. The Company intends to increase its efforts to expand sales in the international market.

Gross Profit. The Company's gross profit was $1.8 million, or 28.7% of net sales, for the quarter ended March 31, 1996, compared to $1.3 million, or 24.8% of net sales, for the quarter ended March 31, 1995. Of the $.5 million increase in gross profit, approximately $.4 million resulted in increased gross profit at the Company's West Coast operations. This increase was attributed primarily to the orthodontic product group coming back on line. This product line has a more favorable gross profit than any of the other product lines.

During the fiscal quarter ended June 30, 1995, the Company renegotiated the lease for its West Coast facility, reducing both leased space and rent. This reduction of approximately $350,000 per year, the majority of which will reduce manufacturing overhead expense, commenced in November 1995.

Operating Expense. Operating expenses were $1.1 million for the quarter ended March 31, 1996, an increase of 14.2% from the comparable period of the prior year, and represented 17.3% of net sales compared to 17.8% of net sales for the quarter ended March 31, 1995. The improvement as a percentage of net sales was due to increased sales for the quarter ended March 31, 1996.

Selling expenses were $.4 million for the quarter ended March 31, 1996, an increase of 11% from the comparable period of the prior year. This small increase in aggregate selling expenses was overshadowed by the much larger increase in total sales. Also, product lines, like the orthodontic brackets, incur very little selling expenses. Selling expenses as a percentage of sales decreased slightly during the quarter ended March 31, 1996 to 6.8% from 7.2%.

General and administrative expenses were $.7 million for the quarter ended March 31, 1996, a 16.7% increase from the comparable period of the prior year. This increase was primarily due to the payment of employee incentive bonuses indexed to the Company's profitability during the quarter ended March 31, 1996.

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

Other Income/Expense. Other income/expense was $127,000 for the quarter ended March 31, 1996 compared to $4,000 for the quarter ended March 31, 1995. The increase of $123,000 was mainly attributable to interest income from the successful public offering in November 1995 and to the Ford Motor Company provision for joint development.

Interest Expense. The quarter ended March 31, 1996, interest expense was $62,000, a 22.6% decrease over the comparable period of the prior year, primarily attributable to paying down the debt.

Income Taxes. The Company made a $23,000 provision for income taxes for the quarter ended March 31, 1996 due to the alternative minimum tax (AMT). For both Federal and State tax purposes, only 90% of the Company's income before income taxes may be offset by the available net operating losses carryforward of approximately

$17.3 million due to the assessment of alternative minimum income taxes.

Net Income. Reflecting all of the matters discussed above, net income was $765,000 (or $.10 per share) for the quarter ended March 31, 1996 compared to net income of $351,000 (or $.06 per share) for the comparable period of the prior year.

Liquidity and Capital Resources
- -------------------------------

The Company meets its operating and capital requirements from cash flow from operating activities and borrowings under its credit facilities. As of March 31, 1996, the Company had cash and cash equivalents of $4.5 million.

On December 4, 1995, the Company completed a public offering of 1,380,000 shares of its common stock at $5.00 per share. After commissions and other related expenses, Ceradyne netted approximately $6 million cash from the offering. Therefore, as of December 31, 1995, the Company had cash and cash equivalents of $6.2 million.

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

In October 1995 the Company was served with a complaint that was filed by four persons, and the spouses of those persons, who are/were employed by one of the Company's customers. The complaint, filed in the United States District Court, Eastern District of Tennessee, alleges that the employees contracted chronic beryllium disease as a result of their exposure, during the course of their employment with the Company's customer, to beryllium-containing products sold by Ceradyne. The complaint seeks compensatory damages in the amount of $3.0 million for each of the four plaintiffs who were employed by the Company's customers, compensatory damages of $1.0 million each for the two spouses, and punitive damages in the amount of $5.0 million. The case is in the early stages of discovery. Based upon information currently available, the Company believes that the employees' claims are without merit and that the resolution of this matter will not have a material adverse effect on the financial condition or operations of the Company.

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

Items 2-5.  N/A

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

(a)  Exhibits:

     None

(b)  Reports on Form 8-K:

     None

SIGNATURE
- ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CERADYNE, INC.



By: /s/ HOWARD F. GEORGE
    _______________________________
    Howard F. George
    Vice President
    Chief Financial Officer
    (Principal Financial and Accounting Officer)


Dated:  May 13, 1996