Form 10-Q
period 1996-06-30
CERADYNE INC
filed 1996-08-13
CIK 18937

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
- ---
     EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 1996

     or

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ---
     AND EXCHANGE ACT OF 1934
     For the transition period from ___________________ to ___________________

                          Commission File No. 0-13059

                                CERADYNE, INC.
             -----------------------------------------------------
            (Exact name of Registrant as specified in its charter)

          Delaware                                      33-0055414
- --------------------------------          -------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

3169 Redhill Avenue, Costa Mesa, CA                        92626
- -------------------------------------------------------------------------------
 (Address of principal executive)                       (Zip Code)

Registrant's telephone number, including area code  (714) 549-0421
                                                   ----------------------------
                                      N/A
- -------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               YES   X                   NO
                   -----                    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Class                                Outstanding at June 30, 1996
- ------------------------                  ----------------------------------

Common Stock, $.01 par value                        7,815,196 Shares

                               Page 1 of 16 Pages

                                 CERADYNE, INC.


                                     INDEX
                                     -----

                                                                 PAGE NO.
                                                                 --------
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Statement Regarding Financial Information............      3

          Consolidated Balance Sheets - June 30, 1996..........    4-5
          and December 31, 1995

          Consolidated Statements of Income -..................      6
          Three months ended June 30, 1996 and 1995
          Six months ended June 30, 1996 and 1995

          Consolidated Statements of Cash Flow -...............    7-8
          Six months ended June 30, 1996 and 1995

          Condensed Notes to Consolidated Financial...........    9-11
          Statements

Item 2.   Management's Discussion and Analysis of.............   12-14
          Financial Condition & Results of Operations


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings......................................   15

Item 6.   Exhibits and Reports on Form 8-K.......................   16

SIGNATURE........................................................   16

                                CERADYNE, INC.

                                   FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 1996


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
         --------------------

The Financial Statements included herein have been prepared by Ceradyne, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Financial Statements reflect all adjustments (which are of a normal recurring nature) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Certain information normally included in the Financial Statements prepared in accordance with generally accepted accounting principles has been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that the Financial Statements be read in conjunction with the Financial Statements and notes thereto included in the Company's Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 on Form 10-K for the fiscal year ended December 31, 1995, as filed with the Securities and Exchange Commission on March 31, 1996.

=============================================================================

                                CERADYNE, INC.
                         CONSOLIDATED BALANCE SHEETS
                                    ASSETS
                            (AMOUNTS IN THOUSANDS)

=============================================================================

                                                     6-30-1996     12-31-1995
                                                    (UNAUDITED)    (AUDITED)
=============================================================================

CURRENT ASSETS:

  Cash & cash equivalents                           $    2,658    $     6,219

  Accounts receivable, net of allowances of         $    5,862    $     3,759
  approximately $132 & $150 for doubtful accts
  at 6-30-1996 & 12-31-1995

  Receivables from related parties                  $       14    $        12

  Inventories                                       $    8,287    $     6,749

  Production Tooling                                $      338    $       366

  Prepaid expenses and other                        $      514    $       323
                                                    ----------    -----------

  TOTAL CURRENT ASSETS                              $   17,673    $    17,428
                                                    ----------    -----------

PROPERTY, PLANT & EQUIPMENT, AT COST:

  Land                                              $      422    $       422

  Buildings & improvements                          $    1,825    $     1,825

  Lease rights                                      $    2,659    $     2,659

  Machinery & equipment                             $   15,455    $    14,907

  Leasehold improvements                            $    1,236    $     1,141

  Office equipment                                  $    1,663    $     1,383

  Construction in progress                          $      604    $       134
                                                    ----------    -----------

                                                    $   23,864    $    22,471

  Less accumulated depreciation & amortization      $   18,314    $    17,750
                                                    ----------    -----------

                                                    $    5,550    $     4,721

COSTS IN EXCESS OF NET ASSETS ACQUIRED,             $    2,157    $     2,233
  net of accumulated amortization of $1,517
  & $1,441 at 6-30 1996 & 12-31-1995

OTHER ASSETS, net of accumulated amortization       $      484    $       498
  of $571 and $539 at 6-30-1996 & 12-31-1995        ----------    -----------

TOTAL ASSETS                                        $   25,864    $    24,880
                                                    ==========    ===========
=============================================================================

                      SEE ACCOMPANYING CONDENSED NOTES TO
                       CONSOLIDATED FINANCIAL STATEMENTS.

=============================================================================

                             CERADYNE, INC.
                      CONSOLIDATED BALANCE SHEETS
                  LIABILITIES AND SHAREHOLDERS' EQUITY
               (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

=============================================================================

                                               6-30-1996     12-31-1995
                                              (UNAUDITED)     (AUDITED)
=============================================================================

CURRENT LIABILITIES:

  Current portion of long-term debt           $      468    $     1,601

  Accounts payable                            $    1,581    $     1,642

  Accrued expenses:

    Payroll and payroll related               $      862    $       588

    Other                                     $      349    $       381
                                              ----------    -----------

  Total current liabilities                   $    3,260    $     4,212
                                              ----------    -----------

LONG-TERM DEBT                                $      555    $       555
                                              ----------    -----------

DEFERRED REVENUE                              $      261    $       261
                                              ----------    -----------

SHAREHOLDERS' EQUITY:

  Common stock, $.01 par value:
    Authorized - 12,000,000 shares;
    Outstanding - 7,766,574 shares &
    7,715,624 shares at 3-31-1996 &
    12-31-1995, respectively                  $   36,810    $    36,590

  Accumulated deficit                         $  (15,022)   $   (16,738)
                                              ----------    -----------

  TOTAL SHAREHOLDERS' EQUITY                  $   21,788    $    19,852
                                              ----------    -----------
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY      $   25,864    $    24,880
                                              ==========    ===========
=======================================================================

                      SEE ACCOMPANYING CONDENSED NOTES TO
                       CONSOLIDATED FINANCIAL STATEMENTS.

 =============================================================================

                                CERADYNE, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                  FOR THE THREE MONTHS ENDED 6-30-1996 & 1995
                     AND SIX MONTHS ENDED 6-30-1996 & 1995
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

=============================================================================

                                           THREE MONTHS         SIX MONTHS
                                          ENDED JUNE 30        ENDED JUNE 30
- ------------------------------------------------------------------------------
                                          1996      1995      1996       1995
                                         ------    ------   -------    -------
                                             UNAUDITED           UNAUDITED
==============================================================================

NET SALES                                $6,991    $5,757   $13,320    $11,136

COST OF PRODUCT SALES                    $5,041    $4,229   $ 9,550    $ 8,224
                                         ------    ------   -------    -------

  Gross Profit                           $1,950    $1,528   $ 3,770    $ 2,912

OPERATING EXPENSES:

  Selling                                $  391    $  364   $   824    $   751

  General & Administration               $  724    $  624   $ 1,386    $ 1,197
                                         ------    ------   -------    -------

              Income from operation      $  835    $  540   $ 1,560    $   964
                                         ------    ------   -------    -------

OTHER (INCOME) EXPENSE:

  Other (income) expense                 $( 196)   $    1   $(  324)   $(    2)

  Interest expense                       $   57    $   86   $   122    $   162
                                         ------    ------   -------    -------

                                         $( 139)   $   87   $(  202)   $   160
                                         ------    ------   -------    -------

  Income (Loss) before provision         $  974    $  453   $ 1,762    $   804
  for income taxes

PROVISION FOR INCOME                     $   23    $    -   $    46    $     -
TAXES                                    ------    ------   -------    -------

NET INCOME                               $  951    $  453   $ 1,716    $   804
                                         ======    ======   =======    =======

NET INCOME (LOSS) PER
COMMON &
EQUIVALENT SHARE

  Primary                                $  .12    $  .07   $   .22    $   .13
                                         ======    ======   =======    =======
==============================================================================

                      SEE ACCOMPANYING CONDENSED NOTES TO
                       CONSOLIDATED FINANCIAL STATEMENTS.


============================================================================

                               CERADYNE, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE SIX MONTHS ENDED 6-30-1996 & 1995
                           (Amounts in thousands)

============================================================================
                                                         SIX MONTHS ENDED
                                                             JUNE 30
- ----------------------------------------------------------------------------
                                                        1996         1995
                                                      UNAUDITED    UNAUDITED
============================================================================
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net Income                                          $  1,716     $    804

ADJUSTMENTS TO RECONCILE NET INCOME
(LOSS) TO NET CASH PROVIDED FROM
(USED IN) OPERATING ACTIVITIES:

  Depreciation and amortization                       $    640     $    741

  (Increase) in accounts receivable, net              $ (2,105)        (793)

  (Increase) in receivables from related parties      $     (2)    $     (4)

  Increase in inventories                             $ (1,537)    $   (696)

  (Increase) decrease in production tooling           $     28     $    (67)

  (Increase) in prepaid expenses & other assets       $   (181)        (128)

  Increase (decrease) in accounts payable             $      9         (399)

  Increase in accrued expenses                        $    176     $    669

  (Decrease) in deferred revenue                      $     -0-    $    (38)
                                                      ---------    --------

NET CASH PROVIDED FROM (USED IN)
OPERATING ACTIVITIES                                  $ (1,256)    $     89
                                                      ---------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchases of property, plant & equipment            $ (1,392)    $   (555)
                                                      ---------    --------
NET CASH USED IN INVESTING ACTIVITIES                 $ (1,392)    $   (555)
                                                      ---------    --------
============================================================================

                      SEE ACCOMPANYING CONDENSED NOTES TO
                      CONSOLIDATED FINANCIAL STATEMENTS.


===============================================================================

                                 CERADYNE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE SIX MONTHS ENDED 6-30-1996 & 1995
                             (AMOUNTS IN THOUSANDS)

===============================================================================
                                                            SIX MONTHS ENDED
                                                                JUNE 30
- -------------------------------------------------------------------------------
                                                              1996       1995
                                                         UNAUDITED    UNAUDITED
===============================================================================

CASH FLOWS FROM FINANCING ACTIVITIES:

  Issuance of common stock, net                            $   219        $   9

  Net (payments) on long-term debt                         $(1,133)       $  (1)
                                                           -------        -----

Net cash provided by (used in) financing activities        $(  914)       $   8
                                                           -------        -----

Decrease in cash and cash equivalents                      $(3,562)       $ (42)

Cash & cash equivalents, beginning of period               $ 6,219        $  94

Cash & cash equivalents, end of period                     $ 2,657        $  52
                                                           =======        =====

SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION:

  Interest paid                                            $   122        $ 139
  Income taxes paid                                        $    92        $ -0-
                                                           -------        =====
===============================================================================

                      SEE ACCOMPANYING CONDENSED NOTES TO
                      CONSOLIDATED FINANCIAL STATEMENTS.

                                 CERADYNE, INC.
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1996
                                  (Unaudited)


1.   Basis of Presentation
     ---------------------

     The consolidated financial statements include the financial statements of Ceradyne, Inc. (the Company) and its subsidiaries. All material intercompany accounts and transactions have been eliminated.

2.   Inventories
     -----------

     Inventories are valued at the lower of cost (first in, first out) or market. Inventory costs include the cost of material, labor and manufacturing overhead. The following is a summary of the inventory components as of June 30, 1996 and December 31, 1995:

========================================================
                       JUNE 30, 1996   DECEMBER 31, 1995
========================================================

Raw Materials/            $3,167,000          $3,371,000
Finished Goods

Work-in-Process           $5,120,000          $3,378,000
                          ----------          ----------
Total Inventories         $8,287,000          $6,749,000
                          ==========          ==========
========================================================

3.   Net Income (Loss) Per Share
     ---------------------------

     The number of shares used in computing primary net income per share equals the total of the weighted average number of shares outstanding during the periods, plus common stock equivalents relating to options. Common stock equivalents relating to options issued under the 1983 Stock Option Plan (as amended), the 1994 Stock Incentive Plan, the 1985 Employee Stock Purchase Plan and the 1995 Employee Stock Purchase Plan represent additional shares which may be issued in connection with their exercise, reduced by the number of shares which could be repurchased with the proceeds at the average market price per share. Also, warrants to purchase common stock (in connection with the underwriters from the December 1995 public offering) have been computed as to common stock equivalents. Common stock equivalents relating to options are not included when their effect is antidilutive. The following is a summary of the number of shares entering into the computation of net income per common and common equivalent share:

=============================================================================
                                 THREE MONTHS ENDED       SIX MONTHS ENDED
                                       JUNE 30                 JUNE 30

                                  1996        1995        1996        1995
=============================================================================

Weighted average number of      7,796,000   6,263,000   7,762,000   6,253,000
shares outstanding

Common stock equivalents          182,000     208,000     176,000     136,000
                                ---------   ---------   ---------   ---------
Number of shares                7,978,000   6,471,000   7,938,000   6,389,000
                                =========   =========   =========   =========
=============================================================================

4.   Long-Term Debt and Bank Borrowing Arrangements
     ----------------------------------------------

Long-term debt consisting of the following at June 30, 1996:

Note payable to asset-based lender, bearing interest at the          $1,000,000
institution's prime rate (8.50 percent at June 30, 1996), plus
2.0 percent.

Four contract capital leases, bearing interest between 5.38          $   23,000
percent and 11.64 percent, payable in monthly installments of
$18,948 expiring September 1996, secured by the equipment.
                                                                     ----------
                                                                     $1,023,000

Less - Current portion                                               $  468,000
                                                                     ----------
Long-term debt                                                       $  555,000
                                                                     ==========
===============================================================================

     On January 30, 1996, the Company amended its revolving credit agreement set forth above. The debt on the total facility has been reduced to $1,000,000, which is the minimum borrowing requirement. The previous minimum borrowing requirement was $2,000,000. The pay down of $1,000,000 was part of the stated use of the proceeds from the public offering in October 1995. Additionally, the interest rate was decreased from 3.6% over prime rate to 2.0% over prime rate and all financial loan covenants were eliminated. Also, in computing interest charges, the loan account of company maintained by lender will be credited with remittances and other payments 2.5 business days after funds have been credited to lender's account at lender's bank. The Company has delivered to the lender cash collateral in the sum of $1,000,000 as security for the credit facility. This collateral has been invested as a certificate of deposit at Sumitomo Bank. All interest for this certificate of deposit is to be forwarded to the Company. The credit facility shall be effective until November 29, 1997 and automatically renewed for successive terms of two years thereafter unless terminated at the end of the initial term by either party giving the other written notice at least sixty (60) days prior to the end of the then-current term.

5.   Income Tax
     ----------

     Effective the first quarter of 1993, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." The new standard provides revised criteria for the recognition of net deferred tax assets. The Company's deferred tax asset, which is approximately $7,651,000, relates to its net operating loss carryforward and has been offset with a valuation allowance since there is uncertainty regarding the Company's ability to recognize this tax benefit.

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations
          ---------------------------------------------


Results of Operations for Quarter Ended June 30, 1996
- -----------------------------------------------------

Reference is made to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, for an analysis and detailed discussion of the Company's financial condition and results of operations for the period covered by that report.

Net Sales. Net sales for the quarter ended June 30, 1996 were $7.0 million, which represents a 21% or $1.2 million increase in net sales for the corresponding period of the prior year. For the six months ended June 30, 1996, net sales were $13.3 million, for an increase of 20% or $2.2 million over the same period last year. The increase in sales for the second quarter and first half of 1996 ended June 30, 1996 were attributable to a well balanced product mix all contributing to increased sales. Highlighting this product mix would be lightweight ceramic armor, which accounted for 73% of the increase for the second quarter, and 57% of the increase for the first six months compared to the corresponding periods of last year. The remaining increases in sales were spread over substantially all of the Company's other product lines.

Gross Profit. Ceradyne's gross profit was $2.0 million or 28% of net sales for the quarter ended June 30, 1996, and this compares to $1.5 million of gross profit or 27% of net sales for the same quarter as last year. For the first half of 1996, the gross profit was $3.8 million or 28% of net sales and this compares to $2.9 million or 26% of net sales for the first half of last year. The increase in gross profit for the second quarter and first six months of 1996 as compared to 1995 is $.4 million or 28%, and $.9 million or 29%, respectfully. As was stated above concerning net sales, the gross profit is attributable to an across the board increase in mostly all product lines. The Company's sales volume this period, versus the prior year period, had an impact on absorbing fixed manufacturing overhead; and, as a result, the Company's gross profit, in absolute dollars and as a percentage of net sales, is impacted in a positive increase. The Company has also invested in equipment in the amount of $600,000 for the second quarter and $1,392,000 for the first six months of 1996, and this compares to $555,000 of investments in the first six months of the prior year. The new equipment has increased the Company's capacity, such as a CNC-machining center for making end caps for glass tempering rolls which are now made "in house" at the Thermo Materials division in Georgia. Also, the installation of a high speed, precision pellet press and other automation dedicated to the fabrication of ceramic dispenser cathodes was done at the Semicon Associates division in Kentucky. This trend is continuing at the California division for advanced ceramics by modifying facility and purchasing equipment for doubling capacity for sintered reaction bonded silicon nitride (SRBSN).

Operating Expense. Operating expenses were $1.1 million for the quarter ended June 30, 1996, an increase of 13% from the comparable period of the prior year, and represented 16% of net sales compared to 17% of net sales for the quarter ended June 30, 1995. For the first half year of 1996, operating expenses were $2.2 million, an increase of 13% from the comparable period of the prior year. This represented 17% of net sales compared to 18% for the prior year. The improvement as a percentage of net sales was due to increased sales for the quarter and first six months ended June 30, 1996.

Selling expenses were $.4 million for the quarter and $.8 million for the six months ended June 30, 1996. This represents an increase of 7% for the quarter and 10% for the first half as compared to the prior year comparable periods. Selling expenses, as a percentage of sales, were 6% for the quarter and first half ended June 30, 1996, as compared to 6% and 7% for the quarter and first half of last year's comparative periods. The betterment, as a percent to sales for the first six months ended June 30, 1996, is because of an increase in sales; however, the increase in real dollars for the quarter and year-to-date over last year's comparable periods is mainly due to sales' commissions.

General and administrative expense was $.7 million for the second quarter and $1.2 million for the six months ended June 30, 1996; and this was a 16% increase for the quarter and six months period over the prior year periods. This increase was primarily due to the payment of employee incentive bonuses indexed to the Company's profitability during the quarter and six month year-to-date periods ended June 30, 1996.

Other Income. Other income was $196,000 for the quarter and $324,000 for the six months ended June 30, 1996; and this compares with expense of ($1,000) and income of $2,000 for the same periods last year. The increase was mainly attributable to interest income (from cash proceeds from the public offering of December 1995), and the Ford Motor Company provision for joint development in ceramic components for automobiles.

Interest Expense. Interest expense was $57,000 for the quarter and $122,000 for the six months ended June 30, 1996; and this compares with $86,000 for the quarter and $162,000 for the same periods last year. The decrease over the comparable period of the prior year is primarily attributable to paying down the debt in February 1996.

Income Taxes. The Company made a provision for the quarter of $23,000 and $46,000 for the six months ended June 30, 1996. For both Federal and State tax purposes, 90% of the Company's income, before income taxes, may be offset by the available net operating loss carryforward of approximately $17.3 million due to the assessment of alternative minimum income taxes.

Net Income. Reflecting all of the matters discussed above, net income was $951,000 (or $.12 per share) and $1,716,000 (or $.22 per share) for the second quarter and six months ended June 30, 1996, respectfully. This compares to $453,000 (or $.07 per share) and $804,000 (or $.13 per share) for the same periods last year.

Liquidity and Capital Resources
- -------------------------------

The Company generally meets its operating and capital requirements from cash flow from operating activities and borrowings under its credit facilities. On December 4, 1995, the Company completed a public offering of 1,380,000 shares of its common stock at $5.00 per share. After commissions and other related expenses, Ceradyne netted approximately $6 million cash from the offering. As of June 30, 1996, the Company had cash and cash equivalents of $2.6 million.

On January 30, 1996, the Company amended its revolving credit agreement. The debt with this lender was reduced from $2.1 million to $1.0 million. The Company has delivered to the lender cash collateral, in the form of a bank certificate of deposit, in the sum of $1.0 million as security for the credit facility. The interest rate on the new debt of $1.0 million has decreased from 3.6% over prime rate to 2.0% over prime rate. The maximum overall credit facility with this lender is $4.0 million and the Company is only utilizing $1.0 million in borrowing at present. The credit facility expires on November 29, 1997.

Management believes that its current cash and cash equivalents funds generated from operations and the ability to borrow under the existing credit facility will be sufficient to finance anticipated capital and operating requirements for at least the next 12 months.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings
          -----------------

The Company is, from time to time, involved in various legal and other proceedings that relate to the ordinary course of operating its business, including, but not limited to, employment-related actions and workers' compensation claims.

In October 1995 the Company was served with a complaint that was filed by four persons, and the spouses of those persons, who are/were employed by one of the Company's customers. The complaint, filed in the United States District Court, Eastern District of Tennessee, alleges that the employees contracted chronic beryllium disease as a result of their exposure, during the course of their employment with the Company's customer, to beryllium-containing products sold by Ceradyne. The complaint seeks compensatory damages in the amount of $3.0 million for each of the four plaintiffs who were employed by the Company's customer, compensatory damages of $1.0 million each for the two spouses, and punitive damages in the amount of $5.0 million. The case is in the early stages of discovery. Based upon information currently available, the Company believes that the plaintiffs' claims are without merit and that the resolution of this matter will not have a material adverse effect on the financial condition or operations of the Company.

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

Items 2-5.  Not applicable

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------
(a)  Exhibits:

     The following exhibits are filed as part of this report:

     3.2(a)  Bylaws of Registrant.

     3.3(b)  Amendments to Bylaws, adopted April 29, 1996.

     27      Financial Data Schedule

(b)  Reports on Form 8-K:

     None

SIGNATURE
- ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CERADYNE, INC.



By:  /s/ HOWARD F. GEORGE
     --------------------------------------------------------
     Howard F. George
     Vice President
     Chief Financial Officer
     (Principal Financial and Accounting Officer)

Dated:  August 12, 1996