Form 10-Q
period 1996-09-30
CERADYNE INC
filed 1996-11-12
CIK 18937

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
---
     EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 1996

     or

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---
     AND EXCHANGE ACT OF 1934
     For the transition period from ____________________ to ____________________

                          Commission File No. 0-13059

                                CERADYNE, INC.
--------------------------------------------------------------------------------
      (Exact name of Registrant as specified in its charter)


           Delaware                                        33-0055414
-------------------------------------                 --------------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)

 3169 Redhill Avenue, Costa Mesa, CA                    92626
-------------------------------------                 --------------------------
  (Address of principal executive)                    (Zip Code)

Registrant's telephone number, including area code  (714) 549-0421

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

               YES   X                   NO
                   -----                    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                           Outstanding at September 30, 1996
----------------------------          -----------------------------------------
Common Stock, $.01 par value                      7,834,190 Shares

                               Page 1 of 18 Pages

                                CERADYNE, INC.


                                     INDEX
                                     -----
                                                                        PAGE NO.
                                                                        --------
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Statement Regarding Financial Information.......................     3

          Consolidated Balance Sheets - September 30, 1996................   4-5
          and December 31, 1995

          Consolidated Statements of Income -.............................     6
          Three months ended September 30, 1996 and 1995
          Nine months ended September 30, 1996 and 1995

          Consolidated Statements of Cash Flow -..........................   7-8
          Nine months ended September 30, 1996 and 1995

          Condensed Notes to Consolidated Financial
          Statements......................................................  9-11

Item 2.   Management's Discussion and Analysis of
          Financial Condition & Results of Operations..................... 12-15


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings...............................................    16

Item 4.   Submission of Matters to Vote of Security Holders...............    17

Item 6.   Exhibits and Reports on Form 8-K................................    18

SIGNATURE.................................................................    18


                                CERADYNE, INC.

                                   FORM 10-Q
                   FOR THE QUARTER ENDED SEPTEMBER 30, 1996


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


                                CERADYNE, INC.
                         CONSOLIDATED BALANCE SHEETS
                                    ASSETS
                            (AMOUNTS IN THOUSANDS)

                                                     9-30-1996    12-31-1995
                                                    (UNAUDITED)   (AUDITED)
=============================================================================
CURRENT ASSETS:

  Cash & cash equivalents                           $    3,099    $     6,219

  Accounts receivable, net of allowances of
  approximately $132 & $150 for doubtful accts
  at 9-30-1996 & 12-31-1995                         $    5,580    $     3,759

  Receivables from related parties                  $       15    $        12

  Inventories                                       $    8,830    $     6,749

  Production Tooling                                $      564    $       366

  Prepaid expenses and other                        $      483    $       323
                                                    ----------    -----------

  TOTAL CURRENT ASSETS                              $   18,571    $    17,428
                                                    ----------    -----------

PROPERTY, PLANT & EQUIPMENT, AT COST:

  Land                                              $      422    $       422

  Buildings & improvements                          $    1,825    $     1,825

  Lease rights                                      $    2,659    $     2,659

  Machinery & equipment                             $   15,533    $    14,907

  Leasehold improvements                            $    1,269    $     1,141

  Office equipment                                  $    1,713    $     1,383

  Construction in progress                          $    1,012    $       134
                                                    ----------    -----------

                                                    $   24,433    $    22,471

  Less accumulated depreciation & amortization      $   18,571    $    17,750
                                                    ----------    -----------

                                                    $    5,862    $     4,721

COSTS IN EXCESS OF NET ASSETS ACQUIRED,
  net of accumulated amortization of $1,556
  & $1,441 at 9-30-1996 & 12-31-1995                $    2,116    $     2,233

OTHER ASSETS, net of accumulated amortization       $      433    $       498
  of $571 and $539 at 9-30-1996 & 12-31-1995        ----------    -----------

TOTAL ASSETS                                        $   26,982    $    24,880
                                                    ==========    ===========
=============================================================================


                      SEE ACCOMPANYING CONDENSED NOTES TO
                      CONSOLIDATED FINANCIAL STATEMENTS.


                                CERADYNE, INC.
                          CONSOLIDATED BALANCE SHEETS
                     LIABILITIES AND SHAREHOLDERS' EQUITY
                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                               9-30-1996    12-31-1995
                                              (UNAUDITED)   (AUDITED)
=======================================================================
CURRENT LIABILITIES:

  Current portion of long-term debt           $      464    $     1,601

  Accounts payable                            $    1,494    $     1,642

  Accrued expenses:

    Payroll and payroll related               $      846    $       588

    Other                                     $      333    $       381
                                              ----------    -----------

  Total current liabilities                   $    3,137    $     4,212
                                              ----------    -----------

LONG-TERM DEBT                                $      555    $       555
                                              ----------    -----------

DEFERRED REVENUE                              $      261    $       261
                                              ----------    -----------

SHAREHOLDERS' EQUITY:

  Common stock, $.01 par value:
    Authorized - 12,000,000 shares;
    Outstanding - 7,834,190 shares &
    7,715,624 shares at 9-30-1996 &
    12-31-1995, respectively                  $   37,030    $    36,590

  Accumulated deficit                         $  (13,938)   $   (16,738)
                                              ----------    -----------

  TOTAL SHAREHOLDERS' EQUITY                  $   23,092    $    19,852
                                              ----------    -----------
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY      $   26,982    $    24,880
                                              ==========    ===========
=======================================================================


                      SEE ACCOMPANYING CONDENSED NOTES TO
                      CONSOLIDATED FINANCIAL STATEMENTS.


                                CERADYNE, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                  FOR THE THREE MONTHS ENDED 9-30-1996 & 1995
                    AND NINE MONTHS ENDED 9-30-1996 & 1995
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
==============================================================================
                                           THREE MONTHS         NINE MONTHS
                                          ENDED SEPT. 30      ENDED SEPT. 30
------------------------------------------------------------------------------

                                         1996      1995     1996       1995
                                         --------------     ---------------
                                           UNAUDITED           UNAUDITED
==============================================================================

NET SALES                                $7,385    $6,274   $20,706    $17,410

COST OF PRODUCT SALES                    $5,223    $4,679   $14,638    $12,904
                                         ------    ------   -------    -------

  Gross Profit                           $2,162    $1,595   $ 6,068    $ 4,506

OPERATING EXPENSES:

  Selling                                $  388    $  365   $ 1,212    $ 1,116

  General & Administration               $  752    $  572   $ 2,138    $ 1,769
                                         ------    ------   -------    -------

              Income from operation      $1,022    $  658   $ 2,718    $ 1,621
                                         ------    ------   -------    -------

OTHER (INCOME) EXPENSE:

  Other (income) expense                 $( 103)   $    0   $(  292)   $(    2)

  Interest expense                       $   19    $   94   $   142    $   255
                                         ------    ------   -------    -------

                                         $(  84)   $   94   $(  150)   $   253
                                         -------   ------   -------    -------

  Income (Loss) before provision
  for income taxes                       $1,106    $  564   $ 2,868    $ 1,368

PROVISION FOR INCOME
 TAXES                                   $   22    $    -   $    68    $     -
                                         ------    ------   -------    -------

NET INCOME                               $1,084    $  564   $ 2,800    $ 1,368
                                         ======    ======   =======    =======

NET INCOME (LOSS) PER
 COMMON &
EQUIVALENT SHARE

  Primary                                  $.14      $.09      $.35       $.21
                                         ======    ======   =======    =======
==============================================================================


                      SEE ACCOMPANYING CONDENSED NOTES TO
                      CONSOLIDATED FINANCIAL STATEMENTS.


                               CERADYNE, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE NINE MONTHS ENDED 9-30-1996 & 1995
                           (AMOUNTS IN THOUSANDS)
============================================================================
                                                        NINE MONTHS ENDED
                                                             SEPT. 30
----------------------------------------------------------------------------
                                                         1996        1995
                                                      UNAUDITED    UNAUDITED
============================================================================
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net Income                                            $ 2,800       $ 1,368

ADJUSTMENTS TO RECONCILE NET INCOME
 (LOSS) TO NET CASH PROVIDED FROM (USED
 IN) OPERATING ACTIVITIES:

  Depreciation and amortization                         $   939       $ 1,118

  (Increase) in accounts receivable, net                $(1,821)      $(  420)

  (Increase) in receivables from related parties        $(    2)      $   -0-

  (Increase) in inventories                             $(2,081)      $(  822)

  (Increase) in production tooling                      $(  198)      $(   66)

  (Increase) in prepaid expenses & other assets         $(  160)      $(  114)

  (Decrease) in accounts payable                        $(  148)      $(  781)

  Increase in accrued expenses                          $   210       $   272

  (Decrease) in deferred revenue                        $   -0-       $(  116)
                                                        -------       -------

NET CASH PROVIDED FROM (USED IN)
 OPERATING ACTIVITIES                                   $(  461)      $   439
                                                        -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchases of property, plant & equipment              $(1,962)      $(  791)
                                                        -------       -------
NET CASH USED IN INVESTING ACTIVITIES                   $(1,962)      $(  791)
                                                        -------       --------
==============================================================================


                      SEE ACCOMPANYING CONDENSED NOTES TO
                      CONSOLIDATED FINANCIAL STATEMENTS.


                                CERADYNE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED 9-30-1996 & 1995
                            (AMOUNTS IN THOUSANDS)
===============================================================================
                                                           NINE MONTHS ENDED
                                                                SEPT. 30
-------------------------------------------------------------------------------
                                                           1996         1995
                                                         UNAUDITED    UNAUDITED
===============================================================================
CASH FLOWS FROM FINANCING ACTIVITIES:

  Issuance of common stock, net                            $   440        $ 172

  Net (payments) on long-term debt                         $(1,137)       $ 441
                                                           -------        -----

Net cash provided by (used in) financing activities        $(  697)       $ 613
                                                           -------        -----

Increase (decrease) in cash and cash equivalents           $(3,120)       $ 261

Cash & cash equivalents, beginning of period               $ 6,219        $ -0-

Cash & cash equivalents, end of period                     $ 3,099        $ 261
                                                           =======        =====

SUPPLEMENTAL DISCLOSURES OF CASH
 FLOW INFORMATION:

  Interest paid                                            $   142        $ 255
  Income taxes paid                                        $   104        $ -0-
                                                           =======        =====
===============================================================================


                      SEE ACCOMPANYING CONDENSED NOTES TO
                      CONSOLIDATED FINANCIAL STATEMENTS.

                                CERADYNE, INC.
             CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1996
                                  (Unaudited)


1.   Basis of Presentation
     ---------------------

     The consolidated financial statements include the financial statements of Ceradyne, Inc. (the Company) and its subsidiaries. All material intercompany accounts and transactions have been eliminated.

2.   Inventories
     -----------

     Inventories are valued at the lower of cost (first in, first out) or market. Inventory costs include the cost of material, labor and manufacturing overhead. The following is a summary of the inventory components as of September 30, 1996 and December 31, 1995:


                         SEPTEMBER 30, 1996   DECEMBER 31, 1995
===============================================================

Raw Materials                  $3,793,000          $2,833,000

Work-in-Process                $4,843,000          $3,378,000

Finished Goods                 $  194,000          $  538,000
Total Inventories              $8,830,000          $6,749,000
                               ==========          ==========
===============================================================


3.   Net Income (Loss) Per Share
     ---------------------------

     The number of shares used in computing primary net income per share equals the total of the weighted average number of shares outstanding during the periods, plus common stock equivalents relating to options. Common stock equivalents relating to options issued under the 1983 Stock Option Plan (as amended), the 1994 Stock Incentive Plan, the 1985 Employee Stock Purchase Plan and the 1995 Employee Stock Purchase Plan represent additional shares which may be issued in connection with their exercise, reduced by the number of shares which could be repurchased with the proceeds at the average market price per share. Also, warrants to purchase common stock (issued to the underwriters from the December 1995 public offering) have been included as common stock equivalents. Common stock equivalents are not included when their effect is antidilutive. The following is a summary of the number of shares entering into the computation of net income per common and common equivalent share:


                                 THREE MONTHS ENDED       NINE MONTHS ENDED
                                    SEPTEMBER 30            SEPTEMBER 30
                                  1996        1995        1996        1995
=============================================================================

Weighted average number of
shares outstanding              7,831,000   6,288,900   7,785,000   6,265,400

Common stock equivalents          207,000     251,100     188,000     174,600
                                ---------   ---------   ---------   ---------
Number of shares                8,038,000   6,540,000   7,973,000   6,440,000
                                =========   =========   =========   =========
=============================================================================


4.   Long-Term Debt and Bank Borrowing Arrangements
     ----------------------------------------------


Long-term debt consisting of the following at September 30,
 1996:
Note payable to asset-based lender, bearing interest at the
 institution's prime rate (8.25 percent at September 30, 1996),
 plus 2.0 percent.                                                   $1,000,000

Four contract capital leases, bearing interest between 5.38
 percent and 11.64 percent, payable in monthly installments of
 $18,948 expiring December 1996, secured by the equipment.           $   19,000

                                                                     $1,019,000

Less - Current portion                                               $  464,000
                                                                     ----------
Long-term debt                                                       $  555,000
                                                                     ==========
===============================================================================


     On January 30, 1996, the Company amended its revolving credit agreement set forth above. The total credit facility with the Company's lender remains at $4,000,000; however the debt on the total facility has been reduced to $1,000,000, which is the minimum borrowing requirement. The previous minimum borrowing requirement was $2,000,000. The pay down of $1,000,000 was part of the stated use of the proceeds from the public offering in December 1995. Additionally, the interest rate was decreased from 3.6% over prime rate to 2.0% over prime rate and all financial loan covenants were eliminated. Also, in computing interest charges, the locbox account of company maintained by lender will be credited with remittances and other payments 2.5 business days after funds have been credited to lender's account at lender's bank. The Company has delivered to the lender cash collateral in the sum of $1,000,000 as security for the credit facility. This collateral has been invested as a certificate of deposit at Sumitomo Bank. All interest for this certificate of deposit is to be forwarded to the Company. The credit facility shall be effective until November 29, 1997 and automatically renewed for successive terms of two years thereafter unless terminated at the end of the initial term by either party giving the other written notice at least sixty (60) days prior to the end of the then-current term.

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

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations
          ---------------------------------------------


Results of Operations for Quarter Ended September 30, 1996
----------------------------------------------------------

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

Net Sales. Net sales for the quarter ended September 30, 1996 were a record $7.4 million, which represents an 18% or $1.1 million increase in net sales compared with the corresponding period of the prior year. For the nine months ended September 30, 1996, net sales were $20.7 million, for an increase of 19% or $3.3 million over the same period last year.

Highlighting the increase in sales for the third quarter 1996 were lightweight ceramic armor which accounted for 85% of the increase in sales. Industrial products accounted for 35% of the sales increase, primarily components for paper making equipment and centrifuges. There was a 10% decrease in sales of orthodontic products due to the late introduction of the new "Clarity" product by our marketing partner, 3M's Unitek division, in the third quarter. However, the initial demand for the new "Clarity" product is surpassing the Company's production capability; therefore, Ceradyne is hiring personnel and investing in equipment to increase production. There was a 10% timing decrease in sales for the Thermo Materials division; however, orders have increased for castable products to be shipped in the fourth quarter. Moreover, the increase in sales for the nine months ended September 30, 1996, as compared to the same period last year, was ceramic armor products accounting for approximately 60% of the increase, orthodontic sales 8%, other advanced technical ceramic products which consisted of nozzles, cutting tools, down hole drilling valves, and components for diesel engines, paper making equipment and centrifuges 19%, and 13% for microwave cathodes and ceramic-impregnated dispenser cathodes for large screen television and high definition television (HDTV).

International sales for the three months ended September 30, 1996 were 19% of sales compared with 32% of sales for the same period last year. Furthermore, international sales for the nine months ended September 30, 1996 are at 21% of total sales. This has decreased over last year's 29% for the corresponding period. This decrease in both the third quarter and nine months from last year was mainly for the completion in the third quarter of 1995 of a contract for ceramic armor shipped to a United Kingdom customer, partially offset by increased international shipments of ceramic-impregnated dispenser cathodes for large screen television and high definition television (HDTV), and fired industrial products.

Gross Profit. Ceradyne's gross profit was $2.2 million or 29% of net sales for the quarter ended September 30, 1996, and this compares with gross profit of $1.6 million or 25% of net sales for the same quarter of last year. For the first nine months of 1996, the gross profit was $6.1 million or 29% of net sales and this compares with $4.5 million or 26% of net sales for the first nine months of last year. The increase in gross profit for the third quarter and first nine months of 1996 as compared to 1995 is $.6 million or 36% and $1.6 million or 35%, respectively. The Company's sales volume this period (mainly the California operations), versus the prior year period, had an impact on absorbing fixed manufacturing overhead, and, as a result, the Company's gross profit, in absolute dollars and as a percentage of net sales, was impacted positively. Highlighting the products that contributed to gross profit increases were armor products and other advanced technical products. The armor products contributed to the gross profit because of betterment in yields due to continuing favorable volume. Other advanced technical products had record shipments, combined with a favorable product mix, such as paper industry ceramic products and centrifuge ceramic components.

Selling expenses were $.4 million for the quarter and $1.2 million for the nine months ended September 30, 1996. This represents an increase of 6% for the quarter and 9% for the nine months as compared to the prior year comparable periods. Selling expenses, as a percentage of sales, were 5.2% for the quarter and 5.9% for nine months ended September 30, 1996, as compared to 5.8% for the quarter and 6.4% for the first nine months of last year's comparative periods. The betterment, as a percent to sales for the first nine months ended September 30, 1996, is because of an increase in sales; however, the increase in real dollars for the quarter and year-to-date over last year's comparable periods is mainly due to sales commissions.

General and administrative expense was $.8 million for the second quarter and $2.1 million for the nine months ended September 30, 1996; and this was a 31% increase for the quarter and 21% for nine months ended September 30, 1996 due to the payment of employee incentive bonuses indexed to the Company's profitability during the quarter and nine month year-to-date periods ended September 30, 1996.

Other Income. Other income was $103,000 for the quarter and $292,000 for the nine months ended September 30, 1996; and this compares with income of $0 for the quarter and income of $2,000 for the nine months of the corresponding periods last year. The increase in income was mainly attributable to interest income (from cash proceeds from the public offering of December 1995), and to royalty income for orthodontic sales.

Interest Expense. Interest expense was $19,000 for the quarter and $142,000 for the nine months ended September 30, 1996; and this compares with $94,000 for the quarter and $255,000 for the same periods last year. The decrease over the comparable period of the prior year is primarily attributable to paying down the debt in February 1996.

Income Taxes. The Company made a provision for the quarter of $22,000 and $68,000 for the nine months ended September 30, 1996 due to the assessment of alternative minimum income taxes. The Company was able to offset the balance of its federal and state income tax liability with net operating loss and tax credit carryforwards which totaled approximately $17.3 million as of September 30, 1996.

Net Income. Reflecting all of the matters discussed above, net income was a record of $1,084,000 (or $.14 per share) and $2,800,000 (or $.35 per share) for the third quarter and nine months ended September 30, 1996, respectively. This compares to $564,000 (or $.09 per share) and $1,368,000 (or $.21 per share) for the same periods last year.

Liquidity and Capital Resources
-------------------------------

The Company generally meets its operating and capital requirements for cash flow from operating activities and borrowings under its credit facilities. On December 4, 1995, the Company completed a public offering of 1,380,000 shares of its common stock at $5.00 per share. After commissions and other related expenses, Ceradyne netted approximately $6 million cash from the offering. As of September 30, 1996, the Company had cash and cash equivalents of $3.1 million.

On January 30, 1996, the Company amended its revolving credit agreement with a financial lending institution. The debt with this lender was reduced from $2.1 million to $1.0 million. The Company has delivered to the lender cash collateral, in the form of a bank certificate of deposit, in the sum of $1.0 million as security for the credit facility. The interest rate on the new debt of $1.0 million has decreased from 3.6% over prime rate to 2.0% over prime rate. The maximum overall credit facility with this lender is $4.0 million and the Company is only utilizing $1.0 million in borrowing at present. This credit facility will expire on November 29, 1997. See Note 4 to the financial statements for details.

Management believes that its current cash and cash equivalents on hand, as well as cash generated from operations and the ability to borrow under the existing credit facility, will be sufficient to finance anticipated capital and operating requirements for at least the next 12 months.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings
          -----------------

The Company is, from time to time, involved in various legal and other proceedings that relate to the ordinary course of operating its business, including, but not limited to, employment-related actions and workers' compensation claims.

In October 1995 the Company was served with a complaint that was filed by four persons and the spouses of those persons, who are/were employed by one of the Company's customers. The complaint, filed in the United States District Court, Eastern District of Tennessee, alleges that the employees contracted chronic beryllium disease as a result of their exposure, during the course of their employment with the company's customer, to beryllium-containing products sold by Ceradyne. The complaint seeks compensatory damages in the amount of $3.0 million for each of the four plaintiffs who were employed by the Company's customer, compensatory damages of $1.0 million each for the two spouses, and punitive damages in the amount of $5.0 million. The case is in the early stages of discovery. Based upon information currently available, the Company believes that the plaintiffs' claims are without merit and that the resolution of this matter will not have a material adverse effect on the financial condition or operations of the Company. Defense of this case has been tendered to the Company's insurance carriers, some of whom are providing a defense subject to a reservation of rights. There can be no assurance, however, that this claim or any of the claims related to exposure to beryllium oxide will be covered by insurance, or that, if covered, the amount of insurance will be sufficient to cover any potential judgment.

During the third quarter of 1996, an action was concluded regarding a current employee and his wife who filed suit in 1994 alleging that he had contracted chronic beryllium disease as a result of his employment with the Company. Ceradyne was dismissed as a direct defendant in March 1996, but a cross-complaint filed by a previous landlord remained until September 1996. During September 1996, the landlord was settled out of the action, and Ceradyne is no longer a defendant or cross-defendant in this matter. The amount to settle this particular suit was immaterial.

Item 4.  Submission of Matters to Vote of Security Holders
         -------------------------------------------------

The following matters were voted upon at the Annual Meeting of Stockholders held on August 5, 1996.

1. The following seven persons were elected as Directors of the Company to serve until the next annual meeting of stockholders or until their successors are elected and have qualified:

                             NUMBER OF SHARES
                         FOR           AUTHORITY WITHHELD
=========================================================

J. P. Moskowitz       6,738,976                9,815

L. M. Allenstein      6,738,976                9,815

R. A. Alliegro        6,738,976                9,815

P. Beardmore          6,738,976                9,815

F. Edelstein          6,738,776               10,015

M. A. Shader          6,738,776               10,015

M. Lohr               6,738,776               10,015
=========================================================


2. The approval of an amendment to increase the number of shares of Common Stock authorized for issuance by 100,000 shares to 450,000 shares of Common Stock under the Company's 1994 Stock Incentive Plan.


Votes:
-----

      For...................... 6,493,393
      Against..................    46,661
      Abstain..................     6,437
      Broker non votes.........   202,300


Items 2, 3 and 5.  Not applicable

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

(a)  Financial Data Schedule:

     None

(b)  Reports on Form 8-K:

     None

SIGNATURE
---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CERADYNE, INC.



By:  /s/ Howard F. George
     ----------------------------------------------------
     Howard F. George
     Vice President
     Chief Financial Officer
     (Principal Financial and Accounting Officer)

Dated:  November 10, 1996