Form 10-Q/A
period 1996-09-30
CERADYNE INC
filed 1996-11-20
CIK 18937

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
                                 Amendment #1


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

SHAREHOLDERS' EQUITY:

  Common stock, $.01 par value:
    Authorized - 12,000,000 shares;
    Outstanding - 7,834,190 shares &
    7,715,624 shares at 9-30-1996 &
    12-31-1995, respectively                  $   36,967    $    36,590

  Accumulated deficit                         $  (13,938)   $   (16,738)
                                              ----------    -----------

  TOTAL SHAREHOLDERS' EQUITY                  $   23,029    $    19,852
                                              ----------    -----------
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY      $   26,982    $    24,880
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

Dated:  November 20, 1996