Form 10-K405
period 1996-12-31
CERADYNE INC
filed 1997-03-31
CIK 18937

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

 X   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
---  1934 (Fee required)
     For the Fiscal Year Ending December 31, 1996

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No fee required)
     For the transition period from _______ to _______

                          Commission File No. 0-13059

                                CERADYNE, INC.
             ----------------------------------------------------
            (Exact name of Registrant as specified in its charter)

          Delaware                                    33-0055414
-------------------------------            ----------------------------
(State or other jurisdiction of            (I.R.S. Employer Identifica-
 incorporation or organization)             tion Number)

              3169 Red Hill Avenue, Costa Mesa, California  92626
              ---------------------------------------------------
                   (Address of principal executive offices)

Registrant's telephone number, including area code:  (714) 549-0421
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
           ---

The aggregate market value (based on the closing price at which stock was sold) of the voting shares held by non-affiliates of the registrant as of March 5, 1997 was $58,322,901.

As of March 5, 1997, the number of shares of the registrant's Common Stock outstanding was 7,908,190.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement for its 1997 Annual Meeting of Stockholders are incorporated by reference into Part III.

                                    PART I

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results may differ materially from the results projected in the forward-looking statements.
Factors that might cause such a difference include, but are not limited to, those discussed in "Item 1 - Business," including the section therein entitled "Certain Factors that May Affect the Company's Business and Future Results," and in "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

From revenues of $25.6 million in 1987, the Company's revenues declined to a low of $15.9 million in 1993. Management believes that the Company's financial recovery commenced in the fourth quarter of 1994 due to an increase in new bookings and the divestiture of an historically unprofitable operation. Revenues began to increase in the third quarter of 1994, and have continued to increase during the years ended December 31, 1995, and December 31, 1996.

The Company continues to derive a substantial portion of its revenues from its traditional products, such as lightweight ceramic armor for military helicopters and microwave tube products. Management expects that newer products developed or being developed by the Company for defense, industrial and consumer applications will represent a growing share of its business. Examples of these newer products include (i) large corrosion resistant ceramic components sold to a wide range of semiconductor equipment manufacturers; (ii) lightweight ceramic armor vests for military personnel; (iii) a modified translucent ceramic orthodontic bracket, which is sold to Unitek Corporation, a subsidiary of 3M, under an exclusive marketing agreement and marketed by Unitek under it's brand name "Clarity" and (iv) wear resistant components for industrial machinery, such as paper making equipment, made from the Company's Ceralloy(R) 147 silicon nitride advanced technical ceramic.

Additionally, the Company's ceramic-impregnated dispenser cathode is in early limited production for next generation large screen and projection television. The Company believes this product has applications in high-definition television
(HDTV) and enhanced resolution CRT monitors. There can be no assurance, however, of wide market acceptance of this product.

The Company has a strategic relationship with the Ford Motor Company, pursuant to which Ford has acquired a 15.3% equity interest in the Company, and transferred ceramic-related technology to the Company with a long-term objective of developing ceramic components for automobile engines. The Company's efforts in automotive and diesel applications are still in the experimental stage and the Company's ability to generate significant revenues from these applications is uncertain and may not occur for several years, if at all.

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

===================================================================================================================
                                        MELTING
                                         POINT        HARDNESS         CHEMICAL                           DENSITY
                                       (DEGREES       (VICKERS        RESISTANCE   ELECTRICAL              (GMS
MATERIALS                             FAHRENHEIT)      SCALE)          TO ACIDS    PROPERTIES             PER CC)
-------------------------------------------------------------------------------------------------------------------
Advanced technical ceramics           2,500 to 6,900  1,600 to 7,000  Excellent    From conductors to    2.5 to 4.5
                                                                                   excellent insulators
-------------------------------------------------------------------------------------------------------------------
High strength alloy steel             2,500 to 2,700    250 to 900    Fair         Conductors            7.0 to 9.0
-------------------------------------------------------------------------------------------------------------------
High performance plastics             275 to 750          5 to 10     Good to      Good to excellent     1.0 to 2.0
                                                                      Excellent    insulators
===================================================================================================================

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

CERADYNE STRATEGY

The Company's strategy is to capitalize on its existing technologies, developed originally for defense and aerospace applications, to broaden its product and customer base through increased marketing efforts both domestically and internationally. The Company is focusing on additional customer opportunities for existing products, and on emerging markets and products which require or can benefit from the physical, chemical or electronic properties of advanced technical ceramics. To support this strategy, the Company has recently hired Andre Ezis to fill the newly created position of Vice President, Research and Development. Mr. Ezis will hire additional staff to support the materials research and development required to move rapidly into opportunities in the semiconductor equipment and automotive business segments.

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

In addition to the Company's strategy to leverage its existing technologies, the Company expects much of its future growth to come from products which are currently in early production or still in development. There can be no assurance, however, that products still under development will be successfully completed, or that any of these newer products, including those already in production, will achieve wide market acceptance. See "Certain Factors That May Affect the Company's Business and Future Results". The following table illustrates these newer and planned products and the markets for which they are intended.

---------------------------------------------------------------------------------------------------------------------------------
         MARKET OPPORTUNITY                         TECHNICAL DEMANDS OF MARKET                 CERADYNE'S STRATEGIC RESPONSE
---------------------------------------------------------------------------------------------------------------------------------
                                                          INDUSTRIAL
---------------------------------------------------------------------------------------------------------------------------------
Corrosion resistant non oxide ceramics for   The industry has historically used silicon     Ceradyne has created a new
use as semiconductor equipment chamber       metal, quartz, and aluminum oxide ceramics     business unit called "Semiconductor
components that handle wafers.               to fabricate chamber components.  Next         Equipment Components" and has begun
                                             generation equipment may have operating        supplying high density and high purity
                                             conditions that may deteriorate currently      nitride and carbide ceramics to several
                                             used materials in some sections.               equipment suppliers.  A newly created
                                                                                            R & D group is attempting to develop
                                                                                            compositions tailored to each
                                                                                            equipment manufacturer's environment.

Wear resistant components required on the    Failure of industrial equipment is often       Ceralloy 147 Sintered Reaction Bonded
rubbing or cutting surfaces of industrial    caused by premature wearing out of             Silicon Nitride (SRBSN) industrial
machinery, such as in paper making           surfaces due to abrasive action.               wear parts and cutting tool inserts
equipment, centrifuges, and cutting tool     Examples include paper making where            are designed to replace hard metal
inserts.                                     the pulp slurry runs at 5000 feet              or even oxide ceramic wear surfaces,
                                             per minute, or in metal cutting where as       resulting in great productivity,
                                             much as .125 inch depth of cut are removed     quality and longer "uptime."
                                             in a single pass.
---------------------------------------------------------------------------------------------------------------------------------
                                                              DEFENSE
---------------------------------------------------------------------------------------------------------------------------------
Lightweight armor for military and law       As tactical conflicts as well as terrorist      Ceralloy 546 (boron carbide) or
enforcement personnel.                       and other activities result in the increased    Ceralloy 146 (silicon carbide) backed
                                             use of automatic weapons, it has become         with KevlarO, SpectraO or other
                                             necessary to stop bullets as great as a .50     laminates are designed to provide
                                             caliber machine gun round.  However, vests      lightweight ballistic protection
                                             or other armor must be light enough in weight   greater than Kevlar alone at an
                                             to allow freedom of movement without undue      acceptable weight.
                                             fatigue.

Missile nose cones (radomes).                Next generation tactical missiles                The Company's advanced technical
                                             (Standard Missile Block IV and PAC-3)            ceramic radomes are designed to
                                             will be required to fly at extremely             address demanding specifications
                                             high velocities, tight turning radii,            of next generation missile nose
                                             and severe weather conditions.  These            cones.
                                             operating conditions may preclude the
                                             use of conventional polymer materials.
------------------------------------------------------------------------------------------------------------------------------------

                                                             CONSUMER
------------------------------------------------------------------------------------------------------------------------------------

Orthodontic brackets.                        Traditional stainless steel orthodontic          Caradyne's Transtar translucent
                                             ceramic brackets are often considered            orthodontic brackets are inert,
                                             unsightly.  Substitute clear plastic             pick up the color of the patient's
                                             materials can be weak and may stain.             teeth and allow the orthodontist to
                                             Some orthodontic patients prefer                 correct the patient's bite.  The
                                             aesthetically pleasing brackets which            Company and its marketing partner,
                                             can be affixed to each tooth to support the      3M/Unitek, introduced an enhanced
                                             archwire.                                        version of this ceramic bracket in
                                                                                              1996, which is marketed by Unitek
                                                                                              under the brand name "Clarity".

Large screen televisions, projection         To achieve sharper, brighter pictures            Caradyne's CRT ceramic-impregnated
televisions, HDTV, and other cathode ray     in next generation television picture            dispenser cathodes are designed
tube (CRT) applications.                     tubes, it may be necessary to increase           to offer the television manufacturer
                                             current density (amperes/cm/2/) from               increased power levels compared to
                                             currently used oxide cathodes.                   conventional cathodes.  The Company
                                             Television manufacturers may require             is now in early limited production
                                             extra power as size of picture and               for a large projection television and
                                             number of pixels increase.                       wide screen consumer television.
-----------------------------------------------------------------------------------------------------------------------------------
                                                            AUTOMOTIVE
-----------------------------------------------------------------------------------------------------------------------------------
Automobile internal combustion engine        In order to achieve diesel engine life of        Ceradyne's Cerralloy 147 SRBSN is a
and diesel engine valve train and            one million miles and automobile engine life     candidate for a variety of engine
other engine components.                     of over 100,000 miles without major              components including bucket tappet
                                             maintenance, it may be necessary to replace      inserts, engine valves, clevis pins
                                             metal engine components with longer lasting      and fuel injection pump parts.  The
                                             lighter weight, higher temperature resistant     Company is in prototype development
                                             parts at acceptable unit costs.                  of parts for Detroit Diesel Corp.,
                                                                                              Caterpillar Inc., and Ford Motor
                                                                                              Company.  Volume production orders
                                                                                              may not occur for several years,
                                                                                              if at all, and will depend on
                                                                                              significant cost reduction and other
                                                                                              factors.
----------------------------------------------------------------------------------------------------------------------------------

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

Ford Motor Company Joint Product Development Program. Ceradyne completed a series of transactions with the Ford Motor Company ("Ford") in March 1986 with a long-term objective of developing ceramic components for automobiles. Key to this venture was the transfer of technology developed by Ford relating to technical ceramics, including a portfolio of United States and corresponding foreign patents and patent applications, and the investment of $10 million in the Company in exchange for Common Stock which eventually resulted in an ownership interest in Ceradyne of approximately 15%. Ford and the Company also entered into a joint development program pursuant to which Ceradyne has been applying its experience and expertise in technical ceramics to develop this technology into commercial products with a view to eventually developing components for automobile engines. Through fiscal 1996, Ford has contributed to the Company, on a cost sharing basis, a total of $3.6 million in cash and equipment under this joint development program. The technology acquired from Ford and the efforts of this joint development program have led to the development of Ceradyne's Ceralloy(R) 147 sintered reaction bonded silicon nitride (SRBSN) advanced technical ceramic, from which the Company now produces a line of industrial wear components and has made prototype parts for evaluation and testing in internal combustion and diesel engines.

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

   MARKET APPLICATIONS

The Company's products can be categorized by the principal market applications they address: (i) industrial, (ii) defense, (iii) consumer, (iv) microwave tube products and (v) automotive. These markets accounted for approximately 29.2%, 24.6%, 3.7%, 41.1% and 1.4%, respectively, of the Company's net sales for fiscal 1994 and 37.5%, 18.4%, 9.3%, 33.7% and 1.1%, respectively, of net sales for the year ended December 31, 1995, and 31.3%, 27.9%, 11.9%, 28.5%, and .4%,
respectively, of net sales for the year ended December 31, 1996.

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

Semiconductor Equipment Components. This is a new market that may offer Ceradyne growth opportunities. The equipment used to make semiconductor devices (wafers) is extremely advanced and the newest generation has operating environments that are harsh enough to severely limit the life of the traditional ceramic and metal components. Ceradyne is positioned to offer a new generation of non oxide ceramics which have exceptional corrosion resistance.

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

The Company received its first production contract for ceramic armor vests for military personnel in January 1995. This order, from the Defense Logistics Agency of the United States Government, was for $3.5 million in vests which the Company shipped during 1996. Ceradyne has been working closely with the various government design agencies to test configurations for the new tri service vest. Procurement efforts should begin in 1997 for this new vest.

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

   CONSUMER

Ceramic Orthodontic Brackets. In the orthodontic process of correcting a patient's tooth alignment, typically small (about 1/4'') stainless steel brackets are adhered to each individual tooth in order to serve as a guide to the archwire which is the wire that sets into each bracket. The cosmetic appearance of all this metal is often considered quite unattractive. Ceradyne, together with its marketing partner, 3M/Unitek, have developed and are marketing ceramic orthodontic brackets made of Ceradyne's translucent ceramic, Transtar(R). The translucency of this ceramic bracket, together with the classic ceramic properties of hardness, chemical inertness and imperviousness, have resulted in a cosmetic substitute for traditional stainless steel brackets. These products are generally sold as aesthetic alternatives to conventional metal brackets and have been in production since 1987. Ceradyne and 3M Unitek introduced a new enhanced ceramic bracket called "Clarity" in October of 1996. This product has strong patent protection and offers new features which improve the bracket's strength and functionality, compared to earlier designs manufactured by the Company. Early comments from the orthodontists who have purchased Clarity brackets have been very positive. The Company believes Clarity brackets offer the orthodontist a more robust product that will minimize treatment and chair time while providing superior aesthetic appearance.

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

   MICROWAVE TUBE PRODUCTS

Microwave Ceramic-Impregnated Dispenser Cathodes. The Company manufactures ceramic-impregnated dispenser cathodes which are used in microwave tubes for applications in radar, satellite communications, electronic countermeasures and other uses. Dispenser cathodes, when heated, provide the stream of electrons which are magnetically focused into an electron beam. Microwave frequency signals which interact with this beam of electrons are substantially increased in power. Microwave dispenser cathodes are primarily composed of a porous tungsten matrix impregnated with ceramic oxide compounds.

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

MARKETING AND CUSTOMERS

Each of Ceradyne's three manufacturing locations maintains an autonomous sales and marketing force promoting their individual products. The Company has more than 10 employees directly involved in marketing and has agreements with more than 25 manufacturers' representatives in the United States and other countries who are compensated as a percent of sales in their territory. Ceradyne is focusing much of its marketing effort outside the United States through direct involvement of senior management personnel from the Company's U.S. facilities in concert with local manufacturing representatives. Revenues from export sales represented approximately 25%, 26% and 20% of total net sales in fiscal years 1994, 1995 and 1996, respectively.

Generally, the Company sells components to prime contractors or original equipment manufacturers. To a lesser extent, Ceradyne sells its products directly to the end user. The Company sells its translucent ceramic orthodontic brackets only to 3M/Unitek pursuant to an exclusive marketing agreement with that customer. See "Certain Factors That May Affect the Company's Business and Future Results". Varian Associates, Inc., which purchases microwave tube products from the Company, accounted for approximately 13% of the Company's total net sales in fiscal 1994, no customer accounted for more than 10% of total net sales in fiscal 1995, and. DLA Finance Center, which purchases Ceradyne armor from the Company, accounted for approximately 17% of the Company's total net sales for fiscal 1996.

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

Hot Pressing. The Company's hot pressing process is generally used to fabricate ceramic shapes for lightweight ceramic armor and semiconductor equipment components. Ceradyne has developed and constructed induction heated furnaces capable of operating at temperatures exceeding 4000 degrees in inert atmospheres up to 5000 lbs. per square inch. This equipment enables Ceradyne to fabricate parts more than 26 inches in diameter, which is considered large for advanced technical ceramics. Through the use of multiple cavity dies and special tooling, the Company can produce a number of parts in one furnace during a single heating and pressing cycle.

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

Sintering of Fused Silica Ceramics. Sintering of fused silica ceramics is the process Ceradyne uses to fabricate fused silica ceramic shapes for applications in glass tempering furnaces, metallurgical tooling and other industrial uses. To fabricate fused silica ceramic shapes, fused silica powders are made into unfired shapes through slip casting or other ceramic compaction processes. These unfired "green" shapes are fired as they move through a continuously operated 150 foot long tunnel kiln at temperatures up to 2500 degrees F.
The final shapes are often marketed in the "as fired" condition or, in some cases, precision diamond ground to achieve specific dimensional tolerances or surface finishes required by certain customers. See "Business, Manufacturing Processes-Diamond Grinding".

Ceramic-Impregnated Dispenser Cathode Fabrication. Ceramic-impregnated dispenser cathode fabrication is used to produce cathodes for microwave power tube applications and cathode ray tube ("CRT") cathodes for televisions. To produce ceramic-impregnated dispenser cathodes, both tungsten metal powders and ceramic powders are used. The tungsten metal powders are isostatically pressed in polymer tooling, removed and fired in special atmospheres at temperatures in excess of 4000 degrees F. The tungsten billets are machined into precision shapes with exacting tolerances. The tungsten machined shapes are impregnated with a ceramic composite and fired at high temperatures in special atmospheres. The ceramic impregnated components are assembled and furnace brazed.

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

Sintering and Reaction Bonding of Silicon Nitride. The Sintering of reaction bonding silicon nitride results in the Company's Ceralloy(R) 147 SRBSN, which is used in industrial and automotive applications. Ceradyne SRBSN is based on technology acquired from Ford. See "Strategic Relationships". This SRBSN process begins with relatively inexpensive high purity elemental silicon (Si) powders, which contrasts sharply with most other competitors manufacturing techniques which start with relatively more expensive silicon nitride (Si\\3\\N\\4\\) powders.

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

Fabrication of Translucent Ceramics (Transtar(R)). Ceradyne produces translucent aluminum oxide (Transtar(R)) components primarily for use as orthodontic ceramic brackets. The high purity powders are purchased from outside vendors and processed by dedicated conventional ceramic mechanical dry presses. The formed blanks are then fired in a segregated furnace in a hydrogen atmosphere at 1800 degrees C until the ceramics enter to a strong translucent condition. These fired aesthetic appearing brackets then have certain critical features diamond ground into them. The final step is a proprietary treatment of the bonding side in order to permit a sound mechanical seal when bound to the patient's teeth.

Diamond Grinding. Many of Ceradyne's advanced technical ceramic products must be finished by diamond grinding because of their extreme hardness. The Company's finished components typically are machined to tolerances of +/- .001 inch and occasionally are machined to tolerances up to +/- .0001 inch. To a limited extent, the Company also performs diamond grinding services for customers independently of its other manufacturing processes to specifications provided by the customer. The Company's diamond grinding department can perform surface grinding, diameter grinding, ultrasonic diamond grinding, diamond lapping, diamond slicing and honing. The equipment includes manual, automatic and computer numerically controlled (CNC) grinders. The CNC grinders have been specially adapted by the Company for precision grinding of ceramic contours to exacting tolerances.

Fabrication of Samarium Cobalt Permanent Magnets. The fabrication of samarium cobalt permanent magnets results in various magnet shapes which are primarily used in microwave tube applications. The Company procures premixed samarium cobalt powder either as SmCo\\5\\ or Sm\\2\\Co\\17\\ compositions.

The powders are then milled and formed into the final configuration by pressing in a magnetic field using a specially designed magnet press. These "pre-fire" or "green" magnets are then sintered at 2000 degrees F in helium or vacuum. The magnets may then be subsequently diamond ground and characterized as to each individual magnet's strength.

Raw Materials. The starting raw materials for Ceradyne's manufacturing operations are generally fine, man-made powders available from several domestic and foreign sources. The raw materials, such as Kevlar(TM), graphite, metal components and ceramic powders are readily available from several commercial sources.

Quality Control. Ceradyne products are made to a number of exacting specifications. In order to meet both internal quality criteria and customer requirements, the Company has implemented a number of quality assurance and in-process statistical process control programs. These quality programs are implemented separately at each of Ceradyne's three manufacturing locations.

ENGINEERING AND RESEARCH

Ceradyne's engineering and research efforts consist primarily of application engineering in response to customer requirements. These efforts are directed to the creation of new products, the modification of existing products to fit specific customer needs, or the development of enhanced ceramic process technology. The Company is also engaged in internally-funded research to improve and reduce the cost of production and to develop new products. Costs associated with application engineering and internally-funded research are generally expensed as incurred and are included in cost of product sales. Costs associated with Company-funded research were approximately $400,000, $400,000 and $360,000 in 1996, 1995 and 1994, respectively.

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

BACKLOG

Ceradyne records an item as backlog when it receives a contract or purchase order indicating the number of units to be purchased, the purchase price, specifications and other customary terms and conditions. Ceradyne customarily includes unexercised options as a separate item in its backlog because the purchase orders are given on the basis of the total order, including options. Total backlog as of December 31, 1996 was approximately $21.7 million, consisting of $11.2 million of firm scheduled orders and $10.5 million of unexercised options. This compared to December 31, 1995 ending total backlog of approximately $26.0 million consisting of $15.5 million of firm scheduled orders and $10.5 million of unexercised options. Typically, firm orders are scheduled to be shipped within 12 to 18 months from receipt of order. Included in unexercised options as of December 31, 1995 and 1996 was a government option for approximately $6.1 million which expired in March 1997 without being exercised.

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

Through its association with Ford, Ceradyne acquired in excess of 80 U.S. patents, of which 33 are still active, and corresponding foreign patents and applications relating to technical ceramics for automotive technology. The last of these patents will expire in August 2007. See "Strategic Relationships".

"Ceralloy(R)," the name of Ceradyne's technical ceramics, "Ceradyne(R)" and the Ceradyne logo, comprising the stylized letters "CD(R)", are major trademarks of the Company which have been registered in the United States and various foreign countries. The Company also has other trademarks, including "Transtar(R)", "Semicon(R)", "Thermo(R)", "Isomolded(R)" and "NeedleLok(TM) ".

EMPLOYEES

At December 31, 1996, Ceradyne employed approximately 280 persons, including ten employees with undergraduate or graduate degrees in ceramic engineering. Management considers its employee relations to be excellent. The Company has not experienced difficulty in attracting personnel. None of the Company's employees are represented by a labor union.


CERTAIN FACTORS THAT MAY AFFECT THE COMPANY'S BUSINESS AND FUTURE RESULTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results may differ materially from the results projected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, the following:

HISTORY OF OPERATING LOSSES

For the fiscal years ended December 31, 1995 and 1996, the Company returned to profitability after sustaining net losses from fiscal 1987 through fiscal 1994 totaling approximately $21.4 million. The Company's operating losses resulted from a number of factors, including a decline in revenues due in part to reduced government spending on defense related products, which historically have represented the majority of the Company's business and are expected to represent a substantial portion of the Company's business in the foreseeable future. Also contributing to the Company's losses was a decline in sales of the Company's translucent ceramic orthodontic bracket, from peak revenues of $6.2 million in fiscal 1988 to $.4 million in fiscal 1994, due in part to excess inventory levels accumulated by the Company's exclusive distributor of this product, Unitek Corporation, a subsidiary of Minnesota Mining & Mfg. Co. ("3M/Unitek"), and also in part to resistance by some orthodontists to use the product because of technical problems experienced with earlier versions of the bracket. To maintain profitability and achieve revenue growth, the Company must, among other things, successfully address new opportunities for armor applications, including the development of capacity to successfully manufacture ceramic body armor in volume; achieve significant sales of the recently introduced new version of its translucent orthodontic bracket product, which is marketed by 3M/Unitek under the brand name "Clarity"; develop the capacity to successfully manufacture semiconductor equipment components in volume at acceptable profit margins; and continue to upgrade its technologies and commercialize products and services incorporating such technologies. There can be no assurance, however, that the Company will be able to sustain or improve its level of profitability in the future.

IMPORTANCE OF NEW PRODUCTS; LIMITED VOLUME MANUFACTURING EXPERIENCE FOR PRODUCTS UNDER DEVELOPMENT

The Company believes that its future prospects will depend to a large extent on the success of products which currently provide little revenue or which are still under development. These products include, in particular, semiconductor equipment components, lightweight ceramic armor vests for military personnel, the Company's ceramic-impregnated dispenser cathode for television and other cathode ray tube ("CRT") applications, improved versions of the Company's translucent ceramic orthodontic bracket, and ceramic components for automobile and diesel engines. Wide customer acceptance of the Company's CRT cathode and the Company's ability to manufacture this cathode profitably will depend in part on achieving significant manufacturing cost reductions, the Company's ability to manufacture these components in high volumes at acceptable production yields, and satisfying extensive customer testing and qualification procedures, which often take many months or years to complete. Should the Company be unable to achieve such cost reductions, manufacture with acceptable product yields or satisfy customer testing and qualification procedures, the Company's prospects and operating results may be materially and adversely affected. The Company has recently introduced a new version of its translucent ceramic orthodontic bracket called Clarity, which is designed to improve the performance and market acceptance of this product. The Clarity bracket is more difficult and costly to produce than earlier versions of this bracket and there can be no assurance that the Company will be able to produce this version in high volume at acceptable yields or that the new design will achieve market acceptance or result in increased sales of this product. The Company's efforts in producing ceramic components for automobile and diesel engines are still in the experimental stage, with future success substantially dependent on achieving significant cost reductions and developing high volume manufacturing capability while maintaining high quality levels. Furthermore, lead times for the introduction of new materials and components into production automobiles are typically several years. The market for ceramic automotive and diesel components is new and evolving, and advanced technical ceramics are not currently used in any significant automotive applications. Accordingly, demand and market acceptance for such products are subject to a high level of uncertainty. As a result of these factors, the Company believes that the use of ceramic components in high volume production automobile or diesel engines cannot be predicted and will not occur for several years, if at all.

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

DEPENDENCE ON UNITED STATES GOVERNMENT AND RISK OF CONTRACT TERMINATION

Of the Company's $21.7 million total backlog at December 31, 1996, approximately $9.0 million, or 41% represents orders for lightweight ceramic armor for defense applications. This amount includes options for lightweight ceramic armor vests for military personnel of approximately $6.1 million, which expired in March 1997 without being exercised. The contract for armor vests and some of the contracts for helicopter armor are directly or indirectly with agencies of the United States government. The Company anticipates that it will continue to depend heavily on direct or indirect sales to government agencies for a significant percentage of the Company's revenues for the foreseeable future. In recent years, budgets of many government agencies have been reduced, causing certain customers and potential customers for the Company's products to re-evaluate their needs. Such budget reductions are expected to continue over at least the next several years. Future reductions in United States government spending on defense-related products could have a material adverse effect on the Company's prospects and operating results.

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

RELIANCE ON 3M/UNITEK RELATIONSHIP

The Company developed its translucent ceramic orthodontic bracket pursuant to a joint development agreement with 3M/Unitek, and sells this product only to 3M/Unitek pursuant to an exclusive marketing agreement which expires in 2007. Consequently, the Company depends entirely on the marketing and sales efforts of 3M/Unitek for the sales of this product. The Company also depends on customer and technical feedback from 3M/Unitek for the design of improvements to the bracket. Early versions of this product were not well accepted by some orthodontists due in part to resistance to change from using traditional stainless steel brackets and to certain technical problems experienced by some users of the earlier versions of the Company's translucent ceramic orthodontic bracket. These problems included difficulty in the removal, or debonding, of the bracket from the tooth, breakage of brackets during the treatment process more often than experienced with stainless steel brackets, and slower movement of the metal arch wire through the ceramic brackets, resulting in longer treatment times than with stainless steel brackets. Designs introduced in October 1996 under the 3M/Unitek brand name "Clarity" are intended to improve certain features of earlier versions of the bracket, but there can be no assurance that these new products will completely eliminate the previous problems or receive wide market acceptance. Furthermore, no assurance can be given that 3M/Unitek will devote substantial marketing efforts to sales of the Company's orthodontic products, or that it will not re-assess its commitment to the Company's technologies or develop its own competitive technology. Any failure by 3M/Unitek to actively market the Company's orthodontic product, or any failure of such product to achieve market acceptance, would materially and adversely impact the Company's prospects and results of operations.

DEPENDENCE ON INTERNATIONAL SALES

Shipments to customers outside of the United States accounted for approximately 25%, 26% and 20% of the Company's sales in fiscal 1994, 1995, and 1996, respectively. The Company anticipates that international shipments will continue to account for a significant portion of its sales. Certain of these revenues have been derived from sales to foreign government agencies and may be subject to risks similar to those set forth in "Dependence on United States Government and Risk of Contract Termination," set forth above.

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

Ceradyne's manufacturing structure is summarized in the following table:

====================================================================================================
            FACILITY LOCATION                              PRODUCTS
----------------------------------------------------------------------------------------------------
Costa Mesa, California                  . Semiconductor Equipment Components
 Approximately 63,000 square feet.      . Lightweight ceramic armor
                                        . Orthodontic ceramic brackets
                                        . Ceralloy(R) 147 SRBSN wear parts
                                        . Precision ceramics
                                        . Ceralloy(R) 147 SRBSN diesel/automotive engine parts (R&D)
-----------------------------------------------------------------------------------------------------
Lexington, Kentucky                     . Microwave ceramic-impregnated dispenser cathodes
 Approximately 35,000 square feet       . CRT (television) ceramic-impregnated dispenser cathodes
                                        . Ion laser ceramic-impregnated dispenser cathodes
                                        . Samarium cobalt magnets
-----------------------------------------------------------------------------------------------------
Scottdale, Georgia
 Approximately 85,000 square feet       . Glass tempering rolls (fused silica ceramics)
                                        . Metallurgical tooling (fused silica ceramics)
                                        . Missile radomes (fused silica ceramics)
                                        . Castable and other fused silica product
=====================================================================================================

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

In February 1997 the Company was served with a complaint that was filed by a former employee of one of the Company's customers and his wife. The complaint, filed in the United States District Court, Eastern District of Tennessee, alleges that the husband contracted chronic beryllium disease as a result of his exposure to beryllium-containing products sold by Ceradyne. The complaint seeks compensatory damages in the amount of $5.0 million for the husband, $1.0 million for the wife, and punitive damages in the amount of $10.0 million. The Company believes that the plaintiffs' claims are without merit and that the resolution of this matter will not have a material adverse effect on the financial condition or operations of the Company. Defense of this case has been tendered to the Company's insurance carriers. There can be no assurance, however, that this claim will be covered by insurance, or that, if covered, the amount of insurance will be sufficient to cover any potential judgment.

During the third quarter of 1996, an action was concluded regarding a current employee and his wife who filed suit in 1994 alleging that he had contracted chronic beryllium disease as a result of his employment with the Company. Ceradyne was dismissed as a direct defendant in March 1996, but a cross-complaint filed by a previous landlord remains. An arbitration is pending to resolve the dispute. The Company believes that the resolution of this matter will not have a material adverse effect on the financial condition or operations of the Company.

Item 4.   Submission of matters to a vote of security holders
          ---------------------------------------------------

Not applicable

                                  MANAGEMENT


EXECUTIVE OFFICERS OF THE REGISTRANT.

  The executive officers of the Company as of March 28, 1997 are as follows:

NAME                      AGE       POSITION
----------------------    ---       -------------------------------------------------------------
Joel P. Moskowitz.....    57        Chairman of the Board, President and Chief Executive Officer
Howard F. George......    52        Vice President, Finance; Chief Financial Officer and Secretay
Andre Ezis............    53        Vice President, Research and Development
Louis R. Falce........    68        Executive Vice President, Cathodes
Earl E. Conabee.......    59        Vice President
Donald A. Kenagy......    55        Vice President
David P. Reed.........    42        Vice President

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

  Andre Ezis was appointed to the position of Vice President, Research and Development in January, 1997. Prior to joining Ceradyne, Mr. Ezis was Vice President of Research and Development at Cercom, Inc. for the period of 11 years. From 1970 Mr. Ezis was with Ford Motor Company at its Research Science Center. Mr. Ezis earned a B.S. in Ceramic Engineering in 1966 at Ohio State University, and a M.S. in Nuclear Engineering in 1969 also from Ohio State University.

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

                                    PART II

Item 5.  Market for the Registrant's Common Equity and Related
         -----------------------------------------------------
         Stockholder Matters
         -------------------

The Company's Common Stock is traded on the Nasdaq National Market under the symbol CRDN. The following table sets forth for the calendar quarters indicated the high and low closing sale prices per share on the National Market as reported by Nasdaq. As of January 2, 1997, the Company had approximately 547 record holders of its Common Stock.

                                                High             Low
                                               -----            -----
Year ended December 31, 1995
   First Quarter........................        3 3/8            2 1/4
   Second Quarter.......................        5 7/8            3
   Third Quarter........................        6 1/8            4 1/4
   Fourth Quarter.......................        7 5/8            4 5/8

Year ended December 31, 1996
   First Quarter........................        9 1/4            5 3/4
   Second Quarter.......................       11 3/4            8 3/8
   Third Quarter........................       11 3/8            7 5/8
   Fourth Quarter.......................       10 1/4            6

The present policy of Ceradyne is to retain earnings for the operation and expansion of its business. Ceradyne has never paid cash dividends, and management does not anticipate that it will do so in the foreseeable future.

The Company did not sell any equity securities during the year ended December 31, 1996 that were not registered under the Securities Act of 1933.

Item 6.   Selected Financial Data
          -----------------------

Statements of Operations Data: (Amounts in thousands, except per share data)
-----------------------------

                                                     December 31,
                                                     ------------
                                  1996       1995       1994        1993        1992
                                  ----       ----       ----        ----        ----
Net Sales                       $28,212    $23,404    $17,996    $ 15,987    $ 18,727
Cost of product sales            21,365     17,347     16,135      14,792      16,531
                                -------    -------    -------    --------    --------
Gross profit                      6,847      6,057      1,861       1,195       2,196
                                -------    -------    -------    --------    --------

Operating expenses:
Selling                           1,571      1,492      1,502       1,372       1,465
General & administrative          2,837      2,349      2,297       2,392       2,465
Royalty                             ---       - --        ---         ---         212
                                -------    -------    -------    --------    --------
                                  4,408      3,841      3,799       3,764       4,142
                                -------    -------    -------    --------    --------
Income/(loss) from
    operations                    2,439      2,216     (1,938)     (2,569)     (1,946)

Other income (expense):
Other income                      1,890        265        366         212         160
Interest expense                   (162)      (342)      (294)       (240)       (211)
                                -------    -------    -------    --------    --------
Income (loss) before
    provision for
    income taxes                  4,167      2,139     (1,866)     (2,597)     (1,997)
Taxes on income                     127         50        ---        ---         ---
                                -------    -------    -------    --------    --------
        Net income/(loss)       $ 4,040    $ 2,089    $(1,866)    ($2,597)    ($1,997)
                                =======    =======    =======    ========    ========

Net income /(loss) per
     share  (1)                 $   .51    $   .32    $  (.30)    $  (.42)    $  (.33)
Weighted average shares
     outstanding  (1)             7,985      6,607      6,238       6,169       6,133

Balance Sheet Data:
------------------

                                                      December 31,
                                                      -----------
                                  1996       1995       1994        1993        1992
                                  ----       ----       ----        ----        ----
    Working capital             $15,892    $13,216    $ 5,053    $  5,630    $  6,808
    Total assets                 28,398     24,880     16,862      18,130      20,567
    Long-term obligations             0        555        905       1,367       1,413
    Shareholder's equity         24,440     19,852     11,602      13,443      15,813

(1) Primary and fully diluted net income per share are the same for the periods presented. See Notes 1 and 6 of Notes to Consolidated Financial Statements.

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

From a high of $25.6 million in 1987, the Company's revenues declined to a low of $15.9 million in 1993. Management believes that the Company's financial recovery commenced in the fourth quarter of 1994 due to an increase in new bookings and the divestiture of an historically unprofitable operation. Revenues began to increase in the third quarter of 1994, and have continued to increase during the years ended December 31, 1995 and 1996. The Company achieved record sales of $28.2 million, and record net profit of $4.0 million for year ended December 31, 1996. There can be no assurances, however, that the Company's revenue or profit will continue to increase in the future.

In March 1997, an option held by the U.S. Government to purchase $6.1 million of lightweight ceramic armor vests for military use expired without being exercised. This option was planned to be over a 2 year period starting in 1997, and may have an adverse effect on 1997 operating results.

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

RESULTS OF OPERATIONS

The percentage relationships to net sales of certain income and expense items for the three years ended December 31, 1996 are contained in the following table.

                                       Year Ended December 31
                                    ---------------------------
                                     1996      1995       1994
                                    ------    ------    -------

Net Sales                           100.00%   100.00%    100.00%
Cost of product sales                75.73     74.12      89.66
                                    ------    ------    -------

  Gross Profit                       24.27     25.88      10.34
                                    ------    ------    -------

Operating Expenses:
  Selling                             5.57      6.37       8.35
  General & Administration           10.06     10.04      12.76
                                    ------    ------    -------
                                     15.62     16.41      21.11
Income (loss) from                  ------    ------    -------
    operations                        8.65      9.47     (10.77)
Other income (expenses):
  Other income                        6.69      1.13       2.03
  Interest expense                    (.57)    (1.46)     (1.63)
                                    ------    ------    -------
                                      6.12      (.33)      0.40
                                    ------    ------    -------

Income (loss) before
provision for taxes on income.       14.77      9.14     (10.37)
Provision for taxes                    .45       .21        ---
                                    ------    ------    -------

Net income (loss)                    14.32%     8.93%    (10.37)%
                                    ======    ======    =======

YEARS ENDED DECEMBER 31, 1996 AND 1995.

Net Sales. Net sales for the year ended December 31, 1996 were $28.2 million, which represents a 20.5% or a $4.8 million increase in net sales over the corresponding period of the prior year. Highlighting the increase in sales of $4.8 million for year ended December 31, 1996 was lightweight ceramic armor, which accounted for 46% of the increase in sales. Industrial products accounted for 34% of the sales increase, primarily components for paper making equipment and centrifuges. Microwave cathodes and ceramic-impregnated dispenser cathodes for large screen television and high definition television (HDTV) accounted for 16% of the sales increase. Orthodontic products contributed 4% of the sales increase; this was mainly due to the late introduction of the new "Clarity" ceramic orthodontic bracket by our marketing partner, 3M's Unitek division, in the third quarter of 1996. However, the initial demand for the new "Clarity" product did surpass the Company's production capability; therefore, Ceradyne hired additional personnel, and invested in equipment to increase production of this product line in the fourth quarter of 1996.

International sales have and are expected to continue to be an important part of the Company's business, representing 20% of the Company's net sales for the period ending December 31, 1996, down from 26% for the comparable period of the prior year. The decrease in 1996 was due primarily to the completion in 1995 of a contract for ceramic armor shipped to a United Kingdom customer; partially offset by increased international shipments of ceramic-impregnated dispenser cathodes for large screen television and high definition television (HDTV), and other ceramic products for the glass making industry.

Gross Profit. The Company's gross profit increased to $6.9 million, or 24.3% of net sales, for the year ended December 31, 1996, compared to $6.1 million, or 25.9% of net sales, for the year ended December 31, 1995. The increase in gross profit for the year ended December 31, 1996 as compared to the prior year was $.8 million or 13.0%. The Company's sales volume for the year ended December 31, 1996, versus the prior year, had a favorable impact on absorbing fixed manufacturing overhead, and as a result, the Company's gross profit, in absolute dollars was impacted positively. Highlighting the products that contributed to gross profit increases were armor products and other advanced technical products. The armor products contributed to the gross profit because of betterment in yields due to a continuing favorable volume during the year.
Other advanced technical products had record shipments, combined with a favorable product mix, such as semiconductor equipment chamber components that handle wafers, paper industry ceramic products and centrifuge ceramic components.

However, as a percentage of net sales, there was a decrease of 1.6% in gross profit over the prior year, and the reason for the decrease was that early in the first quarter of 1997, management determined that manufacturing processes and resulting complexities in the cost accounting methodology created an over valuation of inventory among certain of the product lines at the Semicon Associates Division. Therefore, an adjustment was made to write down work-in-process inventory by $595,000, and to reserve an additional $300,000 for excess inventory for year ended December 31, 1996.

Selling expenses were $1.6 million for the year ended December 31, 1996, an increase of .5% from the comparable period of the prior year. This increase was mainly due to commission expense related to increased sales volume.

General and administrative expenses were $2.8 million for the year ended December 31, 1996, a 20.8% increase from the comparable period of the prior year. This increase was primarily due to the payment of employee incentive bonuses indexed to the Company's profitability during the year ended December 31, 1996.

Other Income and Expense. Other income increased to $1,890,000 for the year ended December 31, 1996 compared to $265,000 for the year ended December 31, 1995. The increase of $1,625,000 was mainly attributable to: Royalty income from orthodontic sales of approximately $118,000; interest income of $140,000 from cash deposits on hand; a reimbursement of $164,000 from an insurance carrier for legal expenses; and an insurance settlement the Company favorably negotiated in litigation brought against an insurance carrier netted $1.3 million to the Company.

Interest Expense. For the year ended December 31, 1996 interest expense was $162,000, a 52.3% decrease over the comparable period of the prior year, primarily attributable to a decrease in debt of approximately $1.2 million from the prior year.

Income Taxes. The Company made a $127,000 provision for income taxes for the year ended December 31, 1996, due to the alternative minimum tax (AMT). For both Federal and State tax purposes, only 90% of the Company's income before income taxes may be offset by the available net operating losses carryforward of approximately $11.7 million due to the assessment of alternative minimum income taxes.

Net Income. Reflecting all of the matters discussed above, record net income was $4,040,000 (or $.51 per share) for the year ended December 31, 1996 compared to a net income of $2,089,000 (or $.32 per share) for the prior year.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company generally meets its operating and capital requirements for cash flow from operating activities and borrowings under its credit facilities. On December 4, 1995, the Company completed a public offering of 1,380,000 shares of its common stock at $5.00 per share. After commissions and other related expenses, Ceradyne netted approximately $6 million cash from the offering. As of December 31, 1996, the Company had cash and cash equivalents of $4.6 million.

On January 30, 1996, the Company amended its revolving credit agreement with a financial lending institution. The debt with this lender was reduced from $2.1 million to $1.0 million. The Company has delivered to the lender cash collateral, in the form of a bank certificate of deposit, in the sum of $1.0 million as security for the credit facility. The interest rate on the new debt of $1.0 million has decreased from 3.6% over prime rate to 2.0% over prime rate. The maximum overall credit facility with this lender is $4.0 million and the Company is only utilizing $1.0 million in borrowing at present. This credit facility will expire on November 29, 1997. See Notes to Consolidated Financial Statements.

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

Item 8.  Consolidated Financial Statements and Supplementary Data
         --------------------------------------------------------

The Consolidated Financial Statements and Supplementary Data commence at page 39 of this report and an index thereto in included in Part IV, Item 14 of this report.

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

                                    PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K
           ---------------------------------------------------------------
(a)  List of documents filed as part of this report:


      (1) Financial Statements:                                        Page
          --------------------                                         ----
        Report of Independent Public Accountants                       38
        Consolidated Balance Sheets at December 31, 1996 and 1995      39-40
        Consolidated Statements of Operations for                      41
         the Years Ended December 31, 1996, 1995 and 1994
        Consolidated Statements of Cash Flows for the Years ended      43-44
         December 31, 1996, 1995 and 1994
        Notes to Consolidated Financial Statements                     45-56

      (2) Financial Statement Schedules:
          -----------------------------

      Schedule VIII -- Valuation and Qualifying Accounts               57

      All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements and Notes thereto.

(b) The following reports on Form 8-K were filed during the last quarter of the fiscal year ended December 31, 1996:

      None

(c)  LIST OF EXHIBITS


  3.1 Certificate of Incorporation of the Registrant. Incorporated herein by reference to Exhibit 3.1 to the Registrant's Registrant Statement on Form 8-B.

  3.2 Bylaws of Registrant. Incorporated herein by reference to Exhibit 3.2 to the Registrant's Form 10-Q Report for the period ended June 30, 1996.

  3.3 Amendment to Bylaws of Registrant, adopted April 29, 1996. Incorporated herein by reference to Exhibit 3.3 to the Registrants Form 10-Q Report for the period ended June 30, 1996.

  4.1 Form of Representatives' Common Stock Purchase Warrant. Incorporated herein by reference to Exhibit 4.1 to the Registrant's Registration
         Statement on Form S-1 (File No. 33-62345).

  10.1 Agreement for Purchase and Incorporated herein by Sale of Stock of the reference to Exhibit Registrant dated January 10.1 to the 12, 1983.
         Registrant's Statement on Form S-1 (File No. 2-90821).


  10.2 Payment Schedule dated January 12, 1983. Incorporated herein by reference to Exhibit 10.2 to the Registrant's Statement on Form S-1
         (File No. 2-90821).

  10.3   Ceradyne, Inc. Patent and Know-How License Agreement dated January 12,
         1983. Incorporated herein by reference to Exhibit 10.4 to the Registrant's Registration Statement on Form S-1 (File No. 2-90821).

  10.4*  Ceradyne, Inc. 1983 Stock Option Plan as amended and restated.
         (Incorporated by reference from Exhibit 10.13 to the Company's
         Registration Statement on Form S-1 (File No. 2-99930) filed on
         September 25, 1985 (the "1985 S-1").

  10.5 Lease between Trico Rents and the Registrant dated March 23, 1984, covering premises located at 235 Paularino Avenue, Costa Mesa,
         California. Incorporated herein by reference to Exhibit 10.14 to the Registrant's Registration Statement on Form S-1 (File No.2-90821).

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

  10.26 Amendment dated September 22, 1994 to Loan and Security Agreement dated November 27, 1989, and all addenda and supplements thereto between the Registrant and the CIT Group/Credit Finance, inc. assignee of Fidelcor Business Credit Corporation. Incorporated herein by reference to Exhibit 10.27 to the Registrant's Annual Report on Form
          10-K for the fiscal year ended December 31, 1993.

  10.27 Amendment dated September 22, 1994 to Loan and Security Agreement dated November 27, 1989, and all amendments and supplements thereto between the CIT Group/Credit Finance, Inc. and the Registrant.
          Incorporated herein by reference to Exhibit 10.29 to the Registrant's
          Annual Report on Form 10-K for fiscal year ended December 31, 1994.

  10.28* Employment Agreement entered into as of July 5, 1994 entered into as by and between Joel P. Moskowitz and the Registrant. Incorporated herein by reference to Exhibit 10.30 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

  10.29* Ceradyne, Inc. 1994 Stock Incentive Plan. Incorporated herein by reference to Exhibit 10.31 to the Registrant's Annual Report on Form
          10-K for the fiscal year ended December 31, 1994.

  10.30*  Amendment No. 1 to the Ceradyne, Inc. 1994 Stock Incentive Plan.
          Incorporated herein by reference Exhibit 4.2 Registrant's Registration
          Statement on Form S-8 (File No. 33-61675).

  10.31* Ceradyne, Inc. 1995 Employee Stock Purchase Plan. Incorporated herein by reference to Exhibit 4.1 to Registrant's Registration Statement on Form S-8 (File No. 33-61677).

  10.32 Amendment No. 2, dated June 5, 1995, to Lease between Trico Rents and the Registrant covering premises located at 235 Paularino Avenue, Costa Mesa, California. Incorporated herein by reference to Exhibit
          10.32 to the Registrant's Registration Statement on Form S-1 (File No.
          33-62345).

  10.33 Amendment No. 2, dated June 5, 1995, to Lease covering premises located at 3169-A Red Hill Avenue, Costa Mesa, California.
          Incorporated herein by reference to Exhibit 10.33 to the Registrant's
          Registration Statement on Form S-1 (File No. 33-62345).


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

   10.36*  Amendment No. 2 to the Ceradyne, Inc. 1994 Stock Incentive Plan.

    21.1   Subsidiaries of the Registrant. Incorporated herein by reference to
           Exhibit 23.2 to the Registrant's Registration Statement on Form S-1
           (File No. 33-62345).

    23.1   Consent of Arthur Andersen LLP.

    27     Financial Data Schedule

    * Each of these exhibits constitutes a management contract, compensatory plan, or arrangement required to be filed as an exhibit to this Report pursuant to Item 14(c) of this Report.

                     REPORT OF INDEPENDENT PUBLIC ACCOUNTS
                     -------------------------------------

To Ceradyne, Inc.:

We have audited the accompanying consolidated balance sheets of CERADYNE, INC. (a Delaware corporation) and subisidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management, Our responsibility is to express an opinion on these financial statments based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statments. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ceradyne, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

                                                ARTHUR ANDERSEN LLP

Orange County, California
March 20, 1997

                                CERADYNE, INC.
                                --------------

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                          DECEMBER 31, 1996 AND 1995
                          --------------------------

                                    ASSETS
                                    ------
                            (Amounts in thousands)

                                                                1996     1995
                                                              -------   -------
CURRENT ASSETS:
 Cash and cash equivalents                                    $ 4,643   $ 6,219
 Accounts receivable, net of allowances of
  approximately $125 and $150 for doubtful
  accounts in 1996 and 1995, respectively                       4,854     3,759
 Other receivables                                              1,397        12
 Inventories                                                    7,756     6,749
 Production tooling                                               538       366
 Prepaid expenses and other                                       401       323
                                                              -------   -------
   Total current assets                                        19,589    17,428
                                                              -------   -------

PROPERTY, PLANT AND EQUIPMENT, at cost
 Land                                                             422       422
 Buildings and improvements                                     1,825     1,825
 Lease rights                                                   2,659     2,659
 Machinery and equipment                                       15,718    14,907
 Leasehold improvements                                         1,278     1,141
 Office equipment                                               1,829     1,383
 Construction in progress                                         600       134
                                                              -------   -------
                                                               24,331    22,471
  Less--Accumulated depreciation and amortization              18,073    17,750
                                                              -------   -------
                                                                6,258     4,721
                                                              -------   -------

COSTS IN EXCESS OF NET ASSETS ACQUIRED,
 net of accumulated amortization of $1,595 and $1,441 in
 1996 and 1995, respectively                                    2,079     2,233
                                                              -------   -------
OTHER ASSETS, net of accumulated amortization of
 $565 and $539 in 1996 and 1995, respectively                     472       498
                                                              -------   -------
   Total assets                                               $28,398   $24,880
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

                                CERADYNE, INC.
                                --------------

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                          DECEMBER 31, 1996 AND 1995
                          --------------------------

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------
                   (Amounts in thousands, except share data)

                                                            1996         1995
                                                          --------    --------
CURRENT LIABILITIES:
  Current portion of long-term debt                       $  1,000    $  1,601
  Accounts payable                                           1,662       1,642
  Accrued expenses:
    Payroll and payroll related                                662         588
    Other                                                      373         381
                                                          --------    --------
          Total current liabilities                          3,697       4,212
                                                          --------    --------
LONG-TERM DEBT                                                 ---         555
                                                          --------    --------
DEFERRED REVENUE                                               261         261
                                                          --------    --------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
    Common stock, $.01 par value:
        Authorized--12,000,000 shares
        Outstanding--7,901,790 and 7,715,624 shares
         in 1996 and 1995, respectively                     37,138      36,590
    Accumulated deficit                                    (12,698)    (16,738)
                                                          --------    --------
          Total shareholders' equity                        24,440      19,852
                                                          --------    --------
          Total liabilities and stockholders' equity      $ 28,398    $ 24,880
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

                                CERADYNE, INC.
                                --------------

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------

             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
             -----------------------------------------------------
                 (Amounts in thousands, except per-share data)

                                                1996       1995       1994
                                              -------    -------    -------

NET SALES                                     $28,212    $23,404    $17,996

COST OF PRODUCT SALES                          21,365     17,347     16,135
                                              -------    -------    -------
          Gross profit                          6,847      6,057      1,861
                                              -------    -------    -------
OPERATING EXPENSES:
  Selling                                       1,571      1,492      1,502
  General and administrative                    2,837      2,349      2,297
                                              -------    -------    -------
                                                4,408      3,841      3,799
                                              -------    -------    -------
          Income/(loss) from operations         2,439      2,216     (1,938)
                                              -------    -------    -------
OTHER INCOME (EXPENSE):
  Other income, net                             1,890        265        366
  Interest expense                               (162)      (342)      (294)
                                              -------    -------    -------
                                                1,728        (77)        72
                                              -------    -------    -------
          Income/(loss) before provision
           for income taxes                     4,167      2,139     (1,866)

PROVISION FOR INCOME TAXES                        127         50         --
                                              -------    -------    -------
          Net income/(loss)                   $ 4,040    $ 2,089    $(1,866)
                                              =======    =======    =======
NET INCOME/(LOSS) PER COMMON
 AND EQUIVALENT SHARE                            $.51       $.32      $(.30)
                                              =======    =======    =======

                  The accompanying notes are an integral part
                       of these consolidated statements.

                                CERADYNE, INC.
                                --------------

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                -----------------------------------------------

             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, and 1994
             -----------------------------------------------------
                   (Amounts in thousands, except share data)

                                     Common Stock
                                 -------------------
                                  Number               Accumulated
                                 of Shares   Amount      Deficit
                                 ---------   -------    --------
BALANCE, December 31, 1993       6,231,079    30,404     (16,961)

  Issuance of common stock           9,655         8         ---
  Exercise of stock options          3,000        17         ---
  Net loss                             ---       ---      (1,866)
                                 ---------   -------    --------
BALANCE, December 31, 1994       6,243,734    30,429     (18,827)

  Issuance of common stock          13,090        22         ---
  Exercise of stock options         78,800       205         ---
  Public offering                1,380,000     5,934         ---
  Net income                           ---       ---       2,089
                                 ---------   -------    --------
BALANCE, December 31, 1995       7,715,624   $36,590    $(16,738)
                                 ---------   -------    --------

  Issuance of common stock          25,521       147         ---
  Exercise of stock options        160,645       401         ---

  Net Income                           ---       ---       4,040
                                 ---------   -------    --------
BALANCE, December 31, 1996       7,901,790   $37,138    ($12,698)
                                 =========   =======    ========

                  The accompanying notes are an integral part
                       of these consolidated statements.

                                CERADYNE, INC.
                                --------------

                     CONSOLIDATED STATEMENTS OF CASH FLOW
                     ------------------------------------

             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
             ----------------------------------------------------
                            (Amounts in thousands)

                                                               1996       1995       1994
                                                              -------    -------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                           $ 4,040    $ 2,089    $(1,866)

  Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
      Depreciation and amortization                             1,284      1,532      1,577
      Gain on sale of property, plant & equipment                 ---        ---        103
Increase in accounts receivable, net                           (1,095)      (868)      (266)
(Increase) decrease in other receivables                       (1,385)        (6)        15
Increase in inventories                                        (1,007)    (1,013)      (344)
(Increase) decrease in production tooling                        (172)      (123)       135
(Increase) decrease in prepaid expenses and other assets          (78)      (302)        70
Increase (decrease) in accounts payable                            20       (288)       917
Increase (decrease) in accrued expenses                            66         84         (9)
Increase(decrease) in deferred revenue                            ---       (250)       404
                                                              -------    -------    --------
          Net cash provided by operating activities             1,673        855        736
                                                              -------    -------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Proceeds from sale of property, plant & equipment              ---        ---         140
  Purchases of property, plant and equipment                   (2,641)    (1,019)      (256)
                                                              -------    -------    --------
          Net cash used in investing activities                (2,641)    (1,019)      (116)
                                                              -------    -------    --------

                  The accompanying notes are an integral part
                       of these consolidated statements.

                                CERADYNE, INC.
                                --------------

                                     - 2 -

                                                                    1996         1995        1994
                                                                  --------     --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock, net                                    $   548      $6,161       $  25
  Net borrowing (payments) on long-term borrowing                   (1,156)        222        (739)
                                                                   -------      ------       -----
          Net cash provided by (used in) financing activities         (608)      6,383        (714)
                                                                   -------      ------       -----
Increase (decrease) in cash and cash equivalents                    (1,576)      6,219         (94)

  Cash and cash equivalents, beginning of period                     6,219           0          94
                                                                   -------      ------       -----
  Cash and cash equivalents, end of period                           4,643      $6,219       $ ---
                                                                   =======      ======       =====
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:

Interest paid                                                      $   150     $   342       $ 294
                                                                   =======      ======       =====
Income taxes paid                                                  $   177      $   21       $  22
                                                                   =======      ======       =====

                  The accompanying notes are an integral part
                       of these consolidated statements.

                                CERADYNE, INC.
                                --------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                       DECEMBER 31, 1996, 1995 AND 1994
                       --------------------------------

1.   Summary of Significant Accounting Policies
     ------------------------------------------

a.   Principles of Consolidation and Nature of Operations
     ----------------------------------------------------

The consolidated financial statements include the financial statements of Ceradyne, Inc. and its subsidiaries (a Delaware Corporation). Ceradyne, Inc. and its subsidiaries are collectively referred to herein as the Company. All significant intercompany accounts and transactions have been eliminated.

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


c.   Accounts Receivable
     -------------------

The allowance for doubtful accounts includes management's estimate of the amount expected to be lost on specific accounts and for losses on other as yet unidentified accounts included in accounts receivable. In estimating the potential losses on specific accounts, management relies on in-house prepared analysis and review of other available information. The amounts the Company will ultimately realize could differ from the amounts assumed in arriving at the allowance for doubtful accounts in the accompanying financial statements.

d.   Inventories
     -----------

Inventories are valued at the lower of cost (first-in, first-out) or market. Allowances for obsolete inventory are based on management's estimate of the amount considered obsolete based on specific reviews of inventory items. In estimating the allowance, management relies on its knowledge of the industry as well as its current inventory levels. The amounts the Company will ultimately realize could differ from amounts estimated by management. Inventory costs include the cost of material, labor and manufacturing overhead. The following is a summary of inventory by component:


                           December 31,
                     ------------------------
                        1996          1995
                     -----------   ----------
Raw materials         $2,742,000   $2,833,000
Work-in-process        4,531,000    3,378,000
Finished goods           483,000      538,000
                      ----------   ----------
                      $7,756,000   $6,749,000
                      ==========   ==========

e.   Property, Plant and Equipment
     -----------------------------

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

Maintenance, repairs and minor renewals are charged to expense as incurred. Repairs and maintenance expense was $598,000, $414,000, and $370,000 in 1996, 1995 and 1994, respectively. Additions and improvements are capitalized. When assets are disposed of, the applicable costs and accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is included in the results of operations.

f.   Sales Recognition
     -----------------

Sales are recorded as of the date shipments are made to, or goods are accepted by, customers for production contracts. Revenue is recognized using the percentage-of-completion method for cost plus fixed fee, government sponsored, and research and development contracts. For the years ending December 31, 1996, 1995 and 1994, revenues from cost plus fixed fee contracts were less than 10 percent of net sales.

g.   Deferred Revenue
     ----------------

As part of the sale in October 1989 of its wholly-owned subsidiary, Ceradyne Specialty Products, Inc., the Company received proceeds of $785,000 for an option to issue a license attributable to certain technology and an agreement not to compete for a period of five years. The revenue was fully amortized at December 31, 1994.

In September 1994, the Company entered into an agreement which waived a minimum production per quarter requirement as well as a minimum rework lot quantity for the translucent ceramic bracket. In consideration for entering into this modification, the Company received a cash fee of $250,000 which was amortized to other income in 1995.

In September 1994, the Company finalized an agreement to manufacture and supply a specific cathode to a third party at reduced prices. In consideration for entering into this contract, the Company received a cash fee of $261,000. The fee has been deferred in the accompanying financial statements and will be recognized over the life of the agreement once shipments commence. At December 31, 1996, none of the fee has been recognized.

h.   Net Income (Loss) Per Share
     ---------------------------

The number of shares used in computing primary net income (loss) per share equals the total of the weighted average number of shares outstanding during the periods plus, in 1995 and 1996, common stock equivalents relating to options. Common stock equivalents relating to options issued under the 1983 Stock Option Plan (as amended), the 1994 Stock Incentive Plan, the 1985 Employee Stock Purchase Plan and the 1995 Employee Stock Purchase Plan (see Note 6) represent additional shares which may be issued in connection with their exercise, reduced by the number of shares which could be repurchased with the proceeds at the average market price per share. Common stock equivalents relating to options are not included when their effect is antidilutive. The following is a summary of the number of shares entering into the computation of net loss per common and common equivalent share:

                                          December 31,
                                ---------------------------------
                                   1996       1995        1994
                                ---------   ---------   ---------
Weighted average number of
 shares outstanding             7,807,768   6,497,000   6,238,000
Common stock equivalents          177,232     110,000         ---
                                ---------   ---------   ---------
Number of shares                7,985,000   6,607,000   6,238,000
                                =========   =========   =========

i.   Costs in Excess of Net Assets Acquired
     --------------------------------------

Costs in excess of net assets acquired arising from the Company's acquisitions are being amortized over a 20 to 30 year period. Management evaluates, on an ongoing basis, the carrying value of excess acquisition cost and makes a specific provision against the asset when impairment is identified. When a loss is expected from the proposed sale of a business or product line, a diminution in the value of the excess of cost over the net asset value of the business acquired is identified. In the instance of an ongoing business, such a diminution is recognized when there has been a history of the business' inability to generate operating income after the amortization of goodwill and in management's judgment, the business will not recover from this position in the future. There were no impairment charges in any of the three years ended December 31, 1996.

j.   Deferred Start-up Costs
     -----------------------

Start-up costs incurred to establish the technological feasibility of a new product to be sold or otherwise marketed are charged to expense in the period incurred. Costs incurred subsequent to establishing technological feasibility but prior to commercial sales to customers are capitalized and amortized over the estimated economic life of the product. Amortization will be computed, once shipments commence, using the greater of the ratio of current revenues to anticipated current and future revenues or the straight-line method. During the years ended December 31, 1996, 1995 and 1994, there were no additional deferred costs capitalized. Deferred costs, totaling $338,000, are included in Other Assets. No amortization expense was charged to operations for the years ending December 31, 1996, 1995 and 1994, respectively. Revenues and associated amortization are expected to commence in 1997.

k.   Use of Estimates
     ----------------

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

l.   Engineering and Research
     ------------------------

Costs associated with application engineering and internally-funded research are expensed as incurred and are included in cost of product sales. Costs associated with Company-funded research were approximately $400,000, $400,000 and $360,000 in 1996, 1995 and 1994.

m.   Stock Based Compensation Plans
     ------------------------------

Effective January 1, 1996, the Company adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 requires the Company to disclose proforma net income and earnings per share as if the fair value based accounting method of SFAS No. 123 had been used to account for stock-based compensation. These disclosures are included in Note 6.

n.   Fair Value of Financial Instruments
     -----------------------------------

The carrying value of accounts receivable and trade payables approximates the fair value due to their short-term maturities. The carrying value of the Company's line of credit is considered to approximate fair market value as the interest rates of these instruments are based predominately on variable reference rates.

o.   Environmental Liabilities and Expenditures
     ------------------------------------------

Accruals for environmental matters are recorded in operating expenses when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated.

2.   Debt and Bank Borrowing Arrangements
     ------------------------------------
Long-term debt consisted of the following at December 31, 1996 and 1995:

                                                        1996         1995
                                                      ---------   ----------
Credit facility with asset-based lender, bearing
  interest at the institution's prime rate
  (8.25 percent at December 31, 1996)
  plus 2.0 percent:
      Five year term loan, payable in monthly
       installments of $26,428                           -0-      $  817,000
      Revolving line of credit                        1,000,000    1,294,000
                                                      ---------   ----------
                                                      1,000,000    2,111,000
Four contract capital leases, bearing
  interest between 5.38 percent and 11.64
  percent, payable in monthly installments
  of $18,948 expiring from May 1995
  through September 1996, secured by
  equipment with a net book value of
  $68,000 as of December 31, 1995                        -0-          45,000
                                                      ---------   ----------
                                                      1,000,000    2,156,000
Less-current portion                                  1,000,000    1,601,000
                                                      ---------   ----------
Long-term debt                                           -0-      $  555,000
                                                      =========   ==========

On January 30, 1996, the Company amended its revolving credit agreement set forth above. The total credit facility with the Company's lender remains at $4,000,000; however, the debt on the total facility has been reduced to $1,000,000, which is the minimum borrowing requirement. The previous minimum borrowing requirement was $2,000,000. The pay down of $1,000,000 was part of the stated use of the proceeds from the public offering in December 1995. Additionally, the interest rate was decreased from 3.6% over prime rate to 2.0% over prime rate and all financial loan covenants were eliminated. Also, in computing interest charges, the locbox account of the Company maintained by lender will be credited with remittances and other payments 2.5 business days after funds have been credited to lender's account at lender's bank. The Company has delivered to the lender cash collateral in the sum of $1,000,000 as security for the credit facility. The collateral has been invested as a certificate of deposit at Sumitomo Bank. All interest for this certificate of deposit is to be forwarded to the Company. The credit facility shall be effective until November 29, 1997 and automatically renewed for successive terms of two years thereafter unless terminated at the end of the initial term by either party giving the other written notice at least sixty (60) days prior to the end of the then-current term.

3.   Income Taxes
     ------------

Effective the first quarter of 1993, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." The new standard provides revised criteria for the recognition of net deferred tax assets. The Company's net deferred tax asset, which is $5,654,800 at December 31, 1996 relates to its tax net operating loss carryforward, which totals approximately $11.7 million and expires as follows:

2003            $ 3,335,100
2004              3,015,100
2005                161,000
2006                217,700
2007              1,092,800
2008              2,050,100
2009              1,828,200
                -----------
                $11,700,000
                ===========

The Company's net deferred tax asset has been offset with a valuation allowance since there is uncertainty regarding the Company's ability to recognize this tax benefit because the benefit is dependent upon the Company's ability to continue to generate future taxable income.

The components of the Company's net deferred income tax asset as of December 31, 1996 and 1995 are as follows:

                                                                               December 31,
                                                                    -------------------------------
                                                                        1996                 1995
                                                                    -----------         -----------
Inventory adjustments                                               $   437,900         $   272,800
Contingency reserves                                                    112,500              98,500
Deferred revenue                                                        104,500             104,500
Vacation accrual                                                        151,700             145,400
Bad debt allowance                                                       50,100              59,800
Net operating loss and tax credit carryforwards                       4,694,000           6,911,300
Other                                                                   104,100              59,000
                                                                    -----------         -----------
                                                                      5,654,800           7,651,300
Valuation allowance                                                  (5,654,800)         (7,651,300)
                                                                    -----------         -----------
     Net deferred tax asset                                         $       ---         $       ---
                                                                    ===========         ===========

The effective income tax rate for the years ended December 31, 1995 and 1994 differs from the Federal statutory federal income tax rate due to the limitation of net operating loss benefits. For the years ended December 31, 1996 and 1995, the effective tax rate differs from the Federal statutory rate of 34 percent due to the following items:

                                                         1996        1995
                                                     -----------  ----------
Income before taxes                                  $ 4,167,000  $2,139,000
                                                     -----------  ----------
Provision for income taxes at statutory rate           1,416,780     727,260
Increases (decreases) in tax resulting from:
  Utilization of net operating loss carryforward      (1,388,444)   (711,342)
  Other                                                   98,664      34,082
                                                     -----------  ----------
Provision for income taxes                               127,000      50,000
                                                     -----------  ----------
Effective tax rate                                         3.05%       2.34%
                                                     ===========  ==========

4.  Commitments and Contingencies
    -----------------------------

    a.  Operating Lease Obligations
        ---------------------------

    The Company leases certain of its manufacturing facilities under noncancelable operating leases expiring at various dates through November 2000. One of the facility leases is subject to a 4 percent annual escalation clause. The Company incurred rental expense under these leases of $596,000, $837,000 and $915,000 in 1996, 1995 and 1994, respectively. The approximate minimum rental commitments required under existing noncancelable leases as of December 31, 1996 are as follows:

1997                                 $  580,000
1998                                    575,000
1999                                    564,000
2000                                    536,000
                                     ----------
                                     $2,255,000
                                     ==========

    b.   Employment Agreement
         --------------------

    The Company has an employment agreement with the Chief Executive Officer which expires on July 5, 1999. In addition to a base salary, the agreement provides for a bonus to be determined by the Compensation Committee of the Board of Directors. No maximum compensation limit exists. The compensation expense in 1996, 1995 and 1994 was $196,000, $167,000 and $151,000,
    respectively.

    c.   Legal Proceedings
         -----------------

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

    In February 1997 the Company was served with a complaint that was filed by a former employee of one of the Company's customers and his wife. The complaint, filed in the United States District Court, Eastern District of Tennessee, alleges that the husband contracted chronic beryllium disease as a result of his exposure to beryllium-containing products sold by Ceradyne. The complaint seeks compensatory damages in the amount of $5.0 million for the husband, $1.0 million for the wife, and punitive damages in the amount of $10.0 million. The Company believes that the plaintiffs' claims are without merit and that the resolution of this matter will not have a material adverse effect on the financial condition or operations of the Company. Defense of this case has been tendered to the Company's insurance carriers. There can be no assurances, however, that this claim will be covered by insurance, or that, if covered, the amount of insurance will be sufficient to cover any potential judgment.

    During the third quarter of 1996, an action was concluded regarding a current employee and his wife who filed suit in 1994 alleging that he had contracted chronic beryllium disease as a result of his employment with the Company. Ceradyne was dismissed as a direct defendant in March 1996, but a cross-complaint filed by a previous landlord remains. An arbitration is pending to resolve the dispute. The Company believes that the resolution of this matter will not have a material adverse effect on the financial condition or operations of the Company.

    d.   Insurance Settlements
         ---------------------

    The Company favorably negotiated an insurance settlement that netted $1.3 million to the Company. This amount is reflected in other receivables in the accompanying December 31, 1996 Balance Sheet.

5.   Segment and Customer Information
     --------------------------------

The Company operates solely in the development, manufacture and sale of advanced technical ceramics. In the years ended December 31, 1996, 1995 and 1994, export sales were approximately $5,677,000, $6,179,000 and $4,584,000, respectively.

For the year ended December 31, 1996, the Company had one customer that
accounted for 17 percent of sales.    For the year ended December 31, 1995,
there were no customers that accounted for 10 percent of sales. For the year ended December 31, 1994, the Company had one customer that accounted for 13 percent of sales.

6.   Stock Options
     -------------

The Company has a stock option plan, the 1994 Stock Incentive Plan. Also, the Company had a 1994 Employee Stock Purchase Plan which expired on July 31, 1995. At the Annual Meeting held on July 24, 1995, the Stockholders of the Company approved the 1995 Employee Stock Purchase Plan. The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with FASB Statement No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                                  1996               1995
                                               ----------        ----------
Net Income:        As Reported                 $4,040,000        $2,089,000
                   Pro Forma                    3,794,000         1,962,000

Primary EPS:       As Reported                 $      .51        $      .32
                   Pro Forma                          .48               .30

Because the Statement No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years. Additionally, the 1996 and 1995 pro forma amounts include $47,924 and $35,798, respectively related to the purchase discount offered under the 1995 Employer Stock Purchase Plan and the 1994 Employee Stock Purchase Plan, respectfully.

The Company may sell up to 100,000 shares of stock to its full-time employees under the 1995 Employee Stock Purchase Plan. The Company has sold 13,694 shares in 1996 under the 1995 Employee Stock Purchase Plan. There were 13,090 shares sold in 1995 under the 1994 Employee Stock Purchase Plan. Employees may purchase shares at the lower of 85 percent of the quoted market value of the shares as determined on the first or last day of the plan year. The weighted average fair value of shares sold in 1996 and 1995 was $4.75 and $2.00, respectively.

The Company may grant options for up to 450,000 shares under the 1994 Stock Incentive Plan. The Company has granted options of 323,700 shares through December 31, 1996. Options are granted at or above the fair market value at the date of grant and generally become exerciseable over a five-year period.

A summary of the status of the Company's stock option plan at December 31, 1994, 1995 and 1996 and changes during the years then ended is presented in the table and narrative below:



       Stock Options
       -------------
                                     Shares         Price
                                    --------    --------------
OUTSTANDING, December 31, 1993       363,700    $2.75 - $3.875

Granted                              159,500            $2.00
Exercised                             (3,000)           $2.75
Canceled                             (48,000)   $2.00 - $3.875
                                    --------    --------------
OUTSTANDING, December 31, 1994       472,200    $2.00 - $3.875

Granted                              154,200    $4.00 - $5.125
Exercised                            (78,800)   $2.00 - $2.75
Canceled                              (5,400)   $2.00 - $2.75
                                    --------    --------------
OUTSTANDING, December 31, 1995       542,200    $2.00 - $5.125
                                    --------    --------------

Granted                               25,000    $5.125 -$7.375
Exercised                           (160,645)   $2.00  -$4.00
Canceled                             (22,505)   $2.00  -$4.00
                                    --------    --------------
OUTSTANDING, December 31, 1996       384,050    $2.00  -$7.375
                                    ========    ==============

Of the 384,050 options outstanding at December 31, 1996, 216,850 have exercise prices between $2.00 and $2.75, with a weighted average exercise price of $2.15 and a weighted average remaining contractual life of 6 years. The remaining 167,200 options have exercise prices between $3.875 and $7.375, with a weighted average exercise price of $5.39 and a weighted average remaining contractual life of 9 years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1995 and 1996, respectively: risk free interest rates of 5.91 and 6.29 percent; expected lives for 1995 and 1996 for 7 years; expected volatility of 58.46 and 57.20 percent. The assumed dividend yield in 1995 and 1996 is zero percent.

7.   Supplemental Retirement Plan
     ----------------------------

In December 1988 the Board of Directors of the Company approved the adoption of a supplemental retirement plan (Ceradyne SMART 401(K) Plan) in which substantially all employees are eligible to participate after completing one year of employment. Participation in the Plan is voluntary. An employee may elect to contribute up to seven percent (7%) of the employee's pretax compensation as a basic contribution. The Company may contribute any amount which the Board of Directors annually determines appropriate. Company contributions fully vest and are nonforfeitable after the participant has completed five years of service. During the years ended December 31, 1996 and 1995, the related expense was approximately $117,000 and $92,000, respectively. The Company made no contributions during the year ended December 31, 1994.

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

The Company has reserved 250,000 shares of its common stock for possible issuance under the Plan. At December 31, 1996, 167,379 shares were available for issuance under the Plan.

8.   Interim Financial Information (unaudited)
     -----------------------------------------

The results by quarter for 1996 and 1995 are as follows:

                                        Quarter Ending
                                        --------------
                     March 31,   June 30,       September 30,   December 31,
                       1996        1996             1996           1996
                    ----------   ----------     -----------     ------------

Net sales           $6,329,000   $6,991,000      $7,385,000      $7,507,000
Net income             765,000      951,000       1,084,000       1,240,000
Net income per
  share-            $      .10   $      .12      $      .14      $      .15
                    ==========   ==========      ==========      ==========

                                        Quarter Ending
                                        --------------
                     March 31,    June 30,      September 30,   December 31,
                       1995         1995            1995            1995
                    ----------   ----------     -------------   ------------
Net sales           $5,379,000   $5,757,000      $6,274,000      $5,994,000
Net income             351,000      453,000         564,000         721,000
Net income per
  share             $      .06   $      .07      $      .09      $      .10
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

Ford and the Company have also entered into a joint development program to develop a prototype production facility to produce ceramics with automotive applications. Under the terms of the joint development agreement, Ford and the Company share equally in the cost of this project. For the years ending December 31, 1996, 1995 and 1994, Ford agreed to contribute $275,000, $200,000 and $250,000, respectively, which have been reflected as a reduction of the expenses incurred or a reduction in the capitalized value of the fixed assets acquired for this project in the accompanying consolidated financial statements. Included in accounts receivable on the accompanying consolidated balance sheets is approximately $69,000 and $50,000 due from Ford related to this agreement as of December 31, 1996 and 1995, respectively.

               SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
               -------------------------------------------------

                            (Amounts in thousands)


                              Balance      Charged               Balance
                                at        to Costs                  at
                             Beginning      and                   End of
Description                  of Period    Expenses   Deductions   Period
-----------                  ---------    --------   ----------  --------
For the Year Ending
December 31, 1996:
-----------------

Allowance for
doubtful
accounts receivable             $150      $ 0          $ 25       $125
                                ====      ===          ====       ====

For the Year Ending
December 31, 1995:
------------------

Allowance for
doubtful
accounts receivable             $199      $ 34         $ 83       $150
                                ====      ====         ====       ====

For the Year Ending
December 31, 1994:
------------------

Allowance for
doubtful
accounts receivable             $204      $ 79         $ 84       $199
                                ====      ====         ====       ====

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 31, 1997      CERADYNE, INC.

                      By   /s/JOEL P. MOSKOWITZ
                           -------------------
                           Joel P. Moskowitz
                           Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/JOEL P. MOSKOWITZ          Chairman of the Board,             March 31, 1997
------------------------      Chief Executive Officer,
  Joel P. Moskowitz           President and Director
                              (Principal executive
                              officer)

/s/HOWARD F. GEORGE           Chief Financial Officer            March 31, 1997
------------------------      (Principal financial
  Howard F. George            and accounting officer)


/s/LEONARD M. ALLENSTEIN      Director                           March 31, 1997
------------------------
  Leonard M. Allenstein

/s/RICHARD A. ALLIEGRO        Director                           March 31, 1997
------------------------
  Richard A. Alliegro

/s/FRANK EDELSTEIN            Director                           March 31, 1997
------------------------
  Frank Edelstein

/s/PETER BEARDMORE            Director                           March 31, 1997
------------------------
  Peter Beardmore

/s/MELVIN A. SHADER           Director                           March 31, 1997
------------------------
Melvin A. Shader

/s/MILTON L. LOHR             Director                           March 31, 1997
------------------------
Milton L. Lohr
