Form 10-K405/A
period 1996-12-31
CERADYNE INC
filed 1997-04-30
CIK 18937

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K/A

                                AMENDMENT NO. 1

 X       ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934 (Fee required)
         For the Fiscal Year Ended December 31, 1996

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---      SECURITIES EXCHANGE ACT OF 1934 (No fee required)

         For the transition period from ___________ to ___________

                          Commission File No. 0-13059

                                CERADYNE, INC.
                                --------------
            (Exact name of Registrant as specified in its charter)

             Delaware                                    33-0055414
             --------                                    ----------
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

DOCUMENTS INCORPORATED BY REFERENCE:  None

                                 PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT
          ----------------------------------------------

     Information regarding executive officers of the Company is included in Part I of this report.

  The Directors of the Company are as follows:

                   NAME                 AGE               POSITION
                   ----                 ---               --------
            Joel P. Moskowitz.......    57   Chairman of the Board, President and
                                             Chief Executive Officer
            Leonard M. Allenstein...    58   Director
            Richard A. Alliegro.....    66   Director
            Frank Edelstein.........    71   Director
            Peter Beardmore.........    60   Director
            Milton L. Lohr..........    71   Director
            Melvin A. Shader........    71   Director

  Joel P. Moskowitz co-founded the Company's predecessor in 1967. He served as President of the Company from 1974 until January 1987, and from September 1987 to the present. Mr. Moskowitz serves as Chairman of the Board and Chief Executive Officer of the Company, which positions he has held since 1983. Mr. Moskowitz currently serves on the Board of Trustees of Alfred University. Mr. Moskowitz obtained a B.S. in Ceramic Engineering from Alfred University in 1961 and an M.B.A. from the University of Southern California in 1966.

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

  Dr. Peter Beardmore is the director of the Chemical and Physical Sciences Laboratory of Ford Motor Company. He has been associated with Ford since 1966. Dr. Beardmore has a B. MET. in metallurgy from the University of Sheffield, and a Ph.D. in Metallurgy from the University of Liverpool. Dr. Beardmore was elected to the Board of Directors of the Company in 1996.

  Frank Edelstein has served on the Board of Directors of the Company since 1984. Mr. Edelstein has been a Vice President of Gordon + Morris Group (a spinoff of Kelso & Company), an investment banking firm, since November 1986. From 1979 to November 1986, he was Chairman of the Board of International Central Bank & Trust Company, which was acquired by Continental Insurance Co. in July 1983. Mr. Edelstein is currently a director of Arkansas Best Corp., and IHOP Corp.

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

  Melvin A. Shader has served on the Board of Directors of the Company since 1984. Dr. Shader retired in 1991 from TRW, Inc., where he was Vice President, Business Development and Vice President, International at the Space and Defense Sector of TRW, Inc. Dr. Shader had been with TRW, Inc. since 1970. From 1969 to 1970, Dr. Shader was Director of Planning in the Information Network Division of Computer Sciences Corp. and from 1954 to 1968, he was an executive with International Business Machines Corp.

Directors are elected annually and hold office until the next annual meeting of stockholders and until their successors have been elected and qualified. The Company has agreed to nominate a representative of Ford for election as a director pursuant to an agreement made in March 1986, pursuant to which agreement Ford acquired a total of 1,207,299 shares of the Company's Common Stock. Joel P. Moskowitz and members of his family have agreed to vote a portion of their shares of the Company's Common Stock, if necessary, for the election of Ford's nominee. Dr. Peter Beardmore is Ford's current representative. Officers serve at the discretion of the Board of Directors except for Mr. Moskowitz, who serves pursuant to a five-year employment agreement which expires in July 1999.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission ("SEC") initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

     To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended December 31, 1996, its officers, directors and greater than ten percent beneficial owners complied with all Section 16(a) filing requirements.

ITEM 11.  EXECUTIVE COMPENSATION
          ----------------------

Summary Compensation Table
--------------------------

          The following table shows certain information concerning the compensation of the Chief Executive Officer and another executive officer of the Company whose aggregate compensation for services in all capacities rendered during the year ended December 31, 1996 exceeded $100,000 (collectively, the "Named Executive Officers"):



                                                                                                Long Term
                                                                                               Compensation
                                                       Annual Compensation                     ------------
                                                   --------------------------                    Executive
                                                                                Restricted      Underlying
Name &                                                                            Stock          Options          All other
Principal Position                         Year    Salary      Bonus    Other     Awards       (# of Shares)      Compensation
--------------------------------------     ----   --------    ------    -----   ----------     ------------       ------------
Joel P. Moskowitz                          1996   $196,145         -       -             -                -                  -
Chairman of the Board, Chief Executive     1995    169,329         -       -             -                -                  -
 Officer and President                     1994    150,909         -       -             -                -                  -

David P. Reed                              1996   $109,734   $25,347       -             -                -                  -
Vice President                             1995    105,136    10,734       -             -            5,000                  -
                                           1994    103,278         -       -             -           10,000                  -

Option Grants in Last Fiscal Year
---------------------------------

   The following table sets forth certain information concerning grants of options to each of the Named Executive Officers during the year ended December 31, 1996. In addition, in accordance with the rules and regulations of the Securities and Exchange Commission, the following table sets forth the hypothetical gains or "option spreads" that would exist for the options. Such gains are based on assumed rates of annual compound stock appreciation of 5% and 10% from the date on which the options were granted over the full term of the options. The rates do not represent the Company's estimate or projection of future Common Stock prices, and no assurance can be given that any appreciation will occur or that the rates of annual compound stock appreciation assumed for the purposes of the following table will be achieved.

                                                                                            Potential Realizable
                                                                                          Value at Assumed Annual
                                           Percent of                                        Rates of Stock Price
                                          Total Options                                        Appreciation for
                                           Granted to       Exercise                           Option Term/(2)/
                       Options Granted    Employees in       Price      Expiration        -----------------------
Name                   # of Shares/(1)/    Fiscal Year     ($/Share)      Date             5%($)           10%($)
--------------------   ----------------   -------------   ----------   -----------        ------         --------

Joel P. Moskowitz              -                 -             -             -               -               -
David P. Reed                  -                 -             -             -               -               -

________________________________________________________________________________

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

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option
--------------------------------------------------------------------------
Values
------

     The following table sets forth certain information regarding option exercises during the year ended December 31, 1996 by the Named Executive Officers, the number of shares covered by both exercisable and unexercisable options as of December 31, 1996 and the value of unexercised in-the-money options held by the Named Executive Officers as of December 31, 1996:

                                                                                                      Value of Unexercised
                                                       Number of Securities Underlying              In-the-Money Options at
                                                    Unexercised Options at Fiscal Year-End            Fiscal Year-End/(1)/
                                                    --------------------------------------       -----------------------------
                       No. of Shares
                        Acquired on        Value
        Name             Exercise        Realized        Exercisable      Unexercisable          Exercisable     Unexercisable
--------------------   -------------    ----------       -----------      -------------          -----------     -------------
Joel P. Moskowitz            -              -                  -                -                      -                -
David P. Reed              3,000        $14,625.00           30,800           15,700               $152,218         $71,413


/(1)/ Based upon the closing price of the Common Stock on December 31, 1996, as reported by the Nasdaq National Market ($7.50 per share).

Employment Agreement
--------------------

  In July 1994, the Company entered into a five-year employment agreement with Mr. Moskowitz, pursuant to which he will serve as Chairman of the Board of Directors, Chief Executive Officer and President of the Company. The agreement provides for a base salary at the rate of $175,000 per year; however, Mr. Moskowitz voluntarily agreed to accept a reduced salary at the rate of $150,000 per year through March 31, 1995 to aid the Company in its cost-cutting efforts. His annual base salary was reinstated to $175,000 as of April 1, 1995, and was increased to $200,000 effective February 12, 1996. Under the agreement, if Mr. Moskowitz' employment is terminated by the Company (other than as a result of death, incapacity or for "good cause" as defined in the agreement) or, to resign for "good reason" (as defined in the agreement), Mr. Moskowitz will be entitled to receive severance pay in an amount equal to his annual base salary, at the rate in effect on the date of termination, payable on normal pay dates for the remainder of the term of the agreement. "Good reason" includes a "change in control" of the Company, a removal of Mr. Moskowitz from any of his current positions with the Company without his consent, or a material change in Mr. Moskowitz' duties, responsibilities or status without his consent. A "change in control" of the Company shall be deemed to occur if (1) there is a consolidation or merger of the Company where the Company is not the surviving corporation and the shareholders prior to such transaction do not continue to own at least 80% of the common stock of the surviving corporation, (2) there is a sale of all, or substantially all, of the assets of the Company, (3) the stockholders approve a plan for the liquidation or dissolution of the Company, (4) any person becomes the beneficial owner, directly or indirectly, of 30% or more of the Company's outstanding Common Stock or (5) if specified changes in the composition of the Company's Board of Directors occur.

Compensation of Directors
-------------------------

  Directors are paid fees for their services on the Board of Directors in such amounts as are determined from time to time by the Board. During 1996, a fee of $500 per month plus $1000 for each Board meeting attended was paid to each non-employee director other than the Ford representative, Dr. Beardmore, who did not receive a fee.

Compensation Committee Interlocks and Insider Participation
-----------------------------------------------------------

  The Board of Directors has established Audit, Compensation and Stock Option Committees. The Compensation Committee's function is to review and make recommendations to the Board regarding executive officers' compensation. This committee is composed of Messrs. Edelstein, Alliegro, Shader and Lohr. The Audit Committee meets with the Company's independent accountants to review the Company's financial condition and internal accounting controls. This committee is composed of Messrs. Edelstein, Shader and Lohr. The Stock Option Committee is composed of Mr. Moskowitz and Dr. Beardmore. This committee administers the Company's 1994 Stock Incentive Plan and the 1995 Employee Stock Purchase Plan. Dr. Beardmore is serving as Ford's representative on the Board of Directors.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

  The following table sets forth information as of March 5, 1997, regarding the beneficial ownership of the common stock of the Company by (i) each person or group known by the Company to be the beneficial owner of more than 5% of the outstanding shares of common stock, (ii) each of the directors of the Company,
(iii) each of the executive officers named in the Summary Compensation Table, and (iv) all current executive officers and directors of the Company as a group.


             Name of                  Amount and Nature of             Percent
         Beneficial Owner            Beneficial Ownership/(1)/         of Class
----------------------------------   -------------------------         ---------
Joel P. Moskowitz                                   1,163,110             14.7%
3169 Redhill Avenue
Costa Mesa, CA 92626

Ford Motor Company                                  1,207,299             15.3%
The American Road
Dearborn, MI 48121

Leonard M. Allenstein                                 105,000/(2)/         1.3%

Richard A. Alliegro                                    14,500/(3)/          *

Dr. Peter Beardmore                                      -0-                -

Frank Edelstein                                        22,400/(4)/          *

Melvin A. Shader                                       18,000/(5)/          *

Milton L. Lohr                                         20,000/(6)/          *

David P. Reed                                          36,867/(7)/          *

All current executive                               1,406,777/(8)/        17.8
officers and directors as a
group (14 persons including the
persons named above)


  *    Less than 1%

/(1)/ Except as otherwise noted, the beneficial owners have sole voting and investment powers with respect to the shares indicated, subject to community property laws where applicable.

/(2)/ Includes 15,000 shares subject to options held by Mr. Allenstein which are currently exercisable.

/(3)/ Includes 10,000 shares subject to options held by Mr. Alliegro which are currently exercisable.

/(4)/ Includes 17,500 shares subject to options held by Mr. Edelstein which are currently exercisable.

/(5)/ Includes 5,000 shares subject to options held by Dr. Shader which are currently exercisable.

/(6)/ Includes 20,000 shares subject to options held by Mr. Lohr which are currently exercisable.

/(7)/ Includes 30,900 shares subject to options held by Mr. Reed which are currently exercisable, or will become exercisable within 60 days of March 5, 1997.

/(8)/ Includes 125,300 shares subject to options held by such persons which are currently exercisable, or will become exercisable within 60 days of March 5, 1997.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

     On March 11, 1986, the Company sold 526,316 shares of its Common Stock to Ford Motor Company ("Ford") at a price of $19.00 per share, for a total purchase price of $10,000,000. At the same time, the Company and Ford created a new corporation, Ceradyne Advanced Products, Inc. ("CAPI"), and entered into agreements involving a broad-based technology transfer, licensing and joint development program. Under the agreements, Ford contributed technology and a portfolio of United States and foreign patents relating to technical ceramics to CAPI in exchange for 80% of CAPI's capital stock, and Ceradyne acquired the remaining 20% of CAPI in exchange for $200,000. The technology and patents contributed by Ford were developed in the Ford Research Laboratories over a 15-year period. Under the March 11, 1986 agreements, the Company was granted an option to acquire Ford's 80% interest in CAPI in exchange for an additional 680,983 shares of Ceradyne Common Stock, which the Company exercised effective February 12, 1988. As a result, Ceradyne now owns 100% of CAPI and Ford owns a total of 1,207,299 shares of the Company's Common Stock. The Company and Ford also entered into a joint development agreement which includes a commitment by Ford to contribute up to $5,000,000, on a matching value basis with Ceradyne, for the development by Ceradyne of technical ceramic products oriented towards the automotive market. Through December 31, 1996, Ford has contributed to the Company, on a cost sharing basis, a total of $3.6 million in cash and equipment under this joint development program.

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

CERADYNE, INC.

By: /s/ HOWARD F. GEORGE                                     April 29, 1997
    --------------------                                     --------------
    Howard F. George                                               Date
    Vice president, Finance
    Chief Financial Officer