Form 10-Q
period 1997-03-31
CERADYNE INC
filed 1997-05-14
CIK 18937

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
---      EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1997

         or

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
---     EXCHANGE ACT OF 1934

        For the transition period from _________________ to ________________


                          Commission File No. 0-13059


                                CERADYNE, INC.
                                --------------
             (Exact name of Registrant as specified in its charter)



            Delaware                                        33-0055414
-----------------------------------              -------------------------------
 (State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                        Identification No.)


3169 Redhill Avenue, Costa Mesa, CA                            92626
-----------------------------------              -------------------------------
   (Address of principal executive)                         (Zip Code)


Registrant's telephone number, including area code  (714) 549-0421
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


                           YES   X          NO _____
                               -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



               Class                        Outstanding at March 31, 1997
------------------------------------        -----------------------------

Common Stock, $.01 par value                       7,908,190 Shares



                              Page 1 of 14 Pages

                                CERADYNE, INC.



                                     INDEX
                                     -----

                                                                        PAGE NO.
                                                                        --------
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Statement Regarding Financial Information..................       3

          Consolidated Balance Sheets - March 31, 1997 and December
          31, 1996...................................................      4-5

          Consolidated Statements of Income - Three months ended
          March 31, 1997 and 1996....................................        6

          Consolidated Statements of Cash Flow - Three months ended
          March 31, 1997 and 1996....................................        7

          Condensed Notes to Consolidated Financial Statements.......      8-9

Item 2.   Management's Discussion and Analysis of Financial
          Condition & Results of Operations..........................    10-11

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings..........................................       12

Item 6.   Exhibits and Reports on Form 8-K...........................       13

SIGNATURE............................................................       13


                                CERADYNE, INC.

                                   FORM 10-Q
                     FOR THE QUARTER ENDED MARCH 31, 1997



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
         --------------------

The Financial Statements included herein have been prepared by Ceradyne, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information normally included in the Financial Statements prepared in accordance with generally accepted accounting principles has been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that the Financial Statements be read in conjunction with the Financial Statements and notes thereto included in the Company's Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 on Form 10-K for the fiscal year ended December 31, 1996, as filed with the Securities and Exchange Commission on March 31, 1997.

                                CERADYNE, INC.
                          CONSOLIDATED BALANCE SHEETS
                                    ASSETS
                            (AMOUNTS IN THOUSANDS)

                                                        3-31-1997    12-31-1996
                                                       (UNAUDITED)   (AUDITED)
                                                       -----------   ----------
CURRENT ASSETS:

  Cash & cash equivalents                                 $ 5,002      $ 4,643

  Accounts receivable, net of allowances of
  approximately $126 & $125 for doubtful accts
  at 3-31-1997 & 12-31-1996                               $ 4,998      $ 4,854

  Other Receivables                                       $    24      $ 1,397

  Inventories                                             $ 8,281      $ 7,756

  Production Tooling                                      $   660      $   538

  Prepaid expenses and other                              $   428      $   401
                                                          -------      -------
  TOTAL CURRENT ASSETS                                    $19,393      $19,589
                                                          -------      -------
PROPERTY, PLANT & EQUIPMENT, AT COST:

  Land                                                    $   422      $   422

  Buildings & improvements                                $ 1,825      $ 1,825

  Lease rights                                            $ 2,659      $ 2,659

  Machinery & equipment                                   $16,438      $15,718

  Leasehold improvements                                  $ 1,284      $ 1,278

  Office equipment                                        $ 1,860      $ 1,829

  Construction in progress                                $   464      $   600
                                                          -------      -------
                                                          $24,952      $24,331

  Less accumulated depreciation & amortization             18,340       18,073
                                                          -------      -------
                                                          $ 6,612      $ 6,258

COSTS IN EXCESS OF NET ASSETS ACQUIRED,
  net of accumulated amortization of $1,635 & $1,595
  at 3-31-1997 & 12-31-1996                               $ 2,039      $ 2,079

OTHER ASSETS, net of accumulated amortization
  of $656 and $565 at 3-31-1997 & 12-31-1996              $   381      $   472
                                                          -------      -------
TOTAL ASSETS                                              $28,425      $28,398
                                                          =======      =======

                      SEE ACCOMPANYING CONDENSED NOTES TO
                      CONSOLIDATED FINANCIAL STATEMENTS.

                                CERADYNE, INC.
                          CONSOLIDATED BALANCE SHEETS
                     LIABILITIES AND SHAREHOLDERS' EQUITY
                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                         3-31-1997    12-31-1996
                                                        (UNAUDITED)    (AUDITED)
                                                        -----------   ----------
CURRENT LIABILITIES:

  Current portion of long-term debt                       $  1,000     $  1,000

  Accounts payable                                        $  1,431     $  1,662

  Accrued expenses:

    Payroll and payroll related                           $    839     $    662

    Other                                                 $    214     $    373
                                                          --------     --------

  Total current liabilities                               $  3,484     $  3,697
                                                          --------     --------

LONG-TERM DEBT                                            $    -0-     $    -0-
                                                          --------     --------

DEFERRED REVENUE                                          $    196     $    261
                                                          --------     --------

SHAREHOLDERS' EQUITY:

  Common stock, $.01 par value:
    Authorized - 12,000,000 shares;
    Outstanding - 7,908,190 shares &
    7,901,790 shares at 3-31-1997 &
    12-31-1996, respectively                              $ 37,159     $ 37,138

  Accumulated deficit                                     $(12,414)    $(12,698)
                                                          --------     --------

  TOTAL SHAREHOLDERS' EQUITY                              $ 24,745     $ 24,440
                                                          --------     --------

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                  $ 28,425     $ 28,398
                                                          ========     ========

                     SEE ACCOMPANYING CONDENSED NOTES TO
                      CONSOLIDATED FINANCIAL STATEMENTS.

                                CERADYNE, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                  FOR THE THREE MONTHS ENDED 3-31-1997 & 1996
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                           THREE MONTHS
                                                           ENDED MARCH 31
                                                         ------------------
                                                           1997        1996
                                                         --------    -------
                                                              UNAUDITED


NET SALES                                                 $ 6,621    $ 6,329

COST OF PRODUCT SALES                                     $ 5,323    $ 4,510
                                                          -------    -------

  Gross Profit                                            $ 1,298    $ 1,819
                                                          -------    -------

OPERATING EXPENSES:

  Selling                                                 $   419    $   433

  General & Administration                                $   577    $   663
                                                          -------    -------

                                                          $   996    $ 1,096
                                                          -------    -------

              Income from operations                      $   302    $   723
                                                          -------    -------

OTHER (INCOME) EXPENSE:

  Other (income)                                          $   (28)   $  (127)

  Interest expense                                        $    37    $    62
                                                          -------    -------

                                                          $     9    $   (65)
                                                          -------    -------

  Income before provision for income taxes                $   293    $   788

PROVISION FOR INCOME TAXES                                $     9    $    23
                                                          -------    -------

NET INCOME                                                $   284    $   765
                                                          -------    -------

NET INCOME PER COMMON & EQUIVALENT SHARE                  $   .04    $   .10
                                                          =======    =======


                      SEE ACCOMPANYING CONDENSED NOTES TO
                      CONSOLIDATED FINANCIAL STATEMENTS.

                                CERADYNE, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE THREE MONTHS ENDED 3-31-1997 & 1996
                            (AMOUNTS IN THOUSANDS)

                                                            THREE MONTHS ENDED
                                                                 MARCH 31
                                                          ---------------------
                                                            1996        1997
                                                          UNAUDITED   UNAUDITED
                                                          ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net Income                                                $  284     $   765

ADJUSTMENTS TO RECONCILE NET
INCOME (LOSS) TO NET CASH PROVIDED
FROM (USED IN) OPERATING ACTIVITIES:

  Depreciation and amortization                             $  398         311

  Increase in accounts receivable, net                      $ (144)    $  (481)

  (Increase) decrease in other receivables                  $1,373     $   (73)

  Increase in inventories                                   $ (525)    $  (842)

  Increase in production tooling                            $ (122)    $   (55)

  Increase in prepaid expenses & other assets               $  (32)    $  (164)

  Increase (decrease) in accounts payable                   $ (231)    $   430

  Increase in accrued expenses                              $   18     $   238

  Decrease in deferred revenue                              $  (65)    $   -0-
                                                            ------     -------

NET CASH PROVIDED BY OPERATING ACTIVITIES                   $  954     $   129
                                                            ------     -------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchases of property, plant & equipment                  $ (617)    $  (783)
                                                            ------     -------

NET CASH USED IN INVESTING ACTIVITIES                       $ (617)    $  (783)
                                                            ------     -------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Issuance of common stock, net                           $   22     $   121

    Net payments on long-term debt                          $  -0-     $(1,124)
                                                            ------     -------

  Net cash provided by (used in) financing activities       $   22     $(1,003)
                                                            ------     -------

  Increase (decrease) in cash and cash equivalents          $  359     $(1,657)

  Cash & cash equivalents, beginning of period              $4,643     $ 6,153

  Cash & cash equivalents, end of period                    $5,002     $ 4,496
                                                            ======     =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

    Interest paid                                           $   37     $    62

    Income taxes paid                                       $   64     $    60
                                                            ======     =======

                      SEE ACCOMPANYING CONDENSED NOTES TO
                      CONSOLIDATED FINANCIAL STATEMENTS.

                                CERADYNE, INC.
             CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1997
                                  (Unaudited)

1.     Basis of Presentation
       ---------------------

       The consolidated financial statements include the financial statements of Ceradyne, Inc. (the Company) and its subsidiaries. All material intercompany accounts and transactions have been eliminated.

2.     Inventories
       -----------

       Inventories are valued at the lower of cost (first in, first out) or market. Inventory costs include the cost of material, labor and manufacturing overhead. The following is a summary of the inventory components as of March 31, 1997 and December 31, 1996:

                                            MARCH 31, 1997     DECEMBER 31, 1996
                                            --------------     -----------------
      Raw Materials                           $3,401,000          $2,742,000

      Finished Goods                          $  424,000          $  483,000

      Work-in-Process                         $4,456,000          $4,531,000

      Total Inventories                       $8,281,000          $7,756,000
                                              ==========          ==========

3.     Net Income Per Share
       --------------------

       The number of shares used in computing primary net income per share equals the total of the weighted average number of shares outstanding during the periods and, common stock equivalents relating to options. Common stock equivalents relating to options issued under the 1983 Stock Option Plan (as amended), the 1994 Stock Incentive Plan, the 1985 Employee Stock Purchase Plan and the 1995 Employee Stock Purchase Plan represent additional shares which may be issued in connection with their exercise, reduced by the number of shares which could be repurchased with the proceeds at the average market price per share. Also, warrants to purchase common stock (issued to the underwriters of the Company's November 1995 public offering) have been included as common stock equivalents. Common stock equivalents relating to options are not included when their effect is antidilutive. The following is a summary of the number of shares entering into the computation of net income per common and common equivalent share:

                                                          THREE MONTHS ENDED
                                                               MARCH 31
                                                       ------------------------
                                                          1997           1996
                                                       ---------      ---------
      Weighted average number of
      shares outstanding                               7,905,570      7,766,574

      Common stock equivalents                           135,628        116,459
                                                       ---------      ---------

      Number of shares                                 8,041,198      7,883,033
                                                       =========      =========

4.    Debt and Bank Borrowing Arrangements
      ------------------------------------

      Long-term debt consisting of the following at March 31, 1997:

      Credit facility with asset-based lender, bearing
      interest at the institution's prime rate
      (8.50 percent at March 31, 1997) plus 2.0 percent.          $1,000,000

      Less - Current portion                                      $1,000,000
                                                                  ----------

      Long-term debt                                              $      -0-
                                                                  ==========

On January 30, 1996, the Company amended its revolving credit agreement set forth above. The total credit facility with the Company's lender remains at $4,000,000; however, the debt on the total facility has been reduced to $1,000,000, which is the minimum borrowing requirement. The previous minimum borrowing requirement was $2,000,000. The pay down of $1,000,000 was part of the stated use of the proceeds from the public offering in November 1995. Additionally, the interest rate was decreased from 3.6% over prime rate to 2.0% over prime rate and all financial loan covenants were eliminated. Also, in computing interest charges, the locbox account of the Company maintained by lender will be credited with remittances and other payments 2.5 business days after funds have been credited to lender's account at lender's bank. The Company has delivered to the lender cash collateral in the sum of $1,000,000 as security for the credit facility. The collateral has been invested as a certificate of deposit at Sumitomo Bank. All interest for this certificate of deposit is to be forwarded to the Company. The credit facility shall be effective until November 29, 1997 and automatically renewed for successive terms of two years thereafter unless terminated at the end of the initial term by either party giving the other written notice at least sixty (60) days prior to the end of the then-current term.

5.     Income Tax
       ----------

Effective the first quarter of 1993, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." The new standard provides revised criteria for the recognition of net deferred tax assets. The Company's deferred tax asset, which is approximately $5,546,800, relates to its net operating loss carryforward and has been offset with a valuation allowance since there is uncertainty regarding the Company's ability to recognize this tax benefit since the benefit is dependent upon the Company's ability to continue to generate future taxable income.

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations

Preliminary Note Regarding Forward-Looking Statements

       This Quarterly Report on Form 10-Q contains statements which may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934. Forward-looking statements regarding future events and the future performance of the Company involve risks and uncertainties that could cause actual results to differ materially. These risks and uncertainties are described in the Company's Annual Report on From 10-K for the fiscal year ended December 31, 1996, as filled with the Securities and Exchange Commission, under "Item 1-Business," including the section therein entitled "Certain Factors That May Affect the Company's Business and Future Results," and "Item 7-Management's Discussion and Analysis of Financial Condition and Result of Operations."

Results of Operations for Quarter Ended March 31, 1997
------------------------------------------------------

Reference is made to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, for an analysis and detailed discussion of the Company's financial condition and results of operations for the period covered by that report.

Net Sales. Net sales for the quarter ended March 31, 1997 were $6.6 million,
---------
which represents a 4.6% or a $292,000 increase in net sales over the corresponding period of the prior year. Highlighting the increase in sales of $292,000 was: Wear resistant components required on the rubbing or cutting surfaces of industrial machinery; corrosion resistant non oxide ceramics for use as semiconductor equipment chamber components that handle wafers (this is a new product line business at Ceradyne, Inc.); orthodontic translucent brackets which are marketed by Unitek under the brand name "Clarity"; and to applying Research and Development funding by Ford Motor Company to other revenue as compared to applying it to other income in the corresponding period of last year. The increases above amounted to approximately $650,000 over the first quarter of last year; however, this was coupled with decreases $(350,000) in sales of the Company's business product lines in CRT applications for large screen televisions; the tempered glass furnace components; and radomes (missile nose cones).

International sales have and are expected to continue to be an important part of the Company's business, representing 22.5% of the Company's net sales for the quarter ending March 31, 1997, down from 26.4% for the comparable period of the prior year, due primarily to reduced shipments of CRT cathode products. The Company intends to increase its efforts to expand sales in the international market.

Gross Profit. The Company's gross profit decreased to $1.3 million, or 19.6% of
------------
net sales for the first quarter ended March 31, 1997, compared to $1.8 million or 28.7% of net sales, for the first quarter ended March 31, 1996. The gross profit decline was from the Company's Thermo Materials and Semicon Associates
Divisions: These gross profit declines were due to light volume in the first quarter for CRT applications for large screen television because one customer has the product line on hold at present; the tempered glass furnace components product line volume was lower than expected; and the radomes

(missile nose cones) were on hold, because the customer was not finished with first article engineering. Furthermore, the Company experienced low gross profit in its recently created product line for structural ceramics for semiconductor equipment due to its early start up nature and low volume at present.

Selling Expenses. Selling expenses were $419,000 for the quarter ended March 31,
----------------
1997, and this compares to $433,000 for the same period one year ago. Commission sales have decreased over the same period from one year ago, and this would be the main highlight of the very slight decrease.

General and Administrative Expenses. General and administrative expenses were
-----------------------------------
$577,000 for the quarter ended March 31, 1997, and this compares to $663,000 for the corresponding quarter of last year. The decrease was primarily due to a decrease of employee incentive bonuses indexed to the Company's profitability for the quarter ended March 31, 1997 as compared to the quarter ended March 31, 1996.

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

Other Income/Expense. Other income was $28,000 for the quarter ended March 31,
--------------------
1997 compared to $127,000 for the quarter ended March 31, 1996. The decrease of $99,000 was due to royalty and interest income decreases, and to applying the Research and Development funding to other revenue (which is part of net sales) for quarter ending March 31, 1997. For last year's comparable period, this funding was listed as other income.

Interest Expense. For the quarter ended March 31, 1997, interest expense was
----------------
$37,000, a 40.3% decrease over the comparable period of the prior year, primarily attributable to paying down the debt.

Income Taxes. The Company made a $9,000 provision for income taxes for the
------------
quarter ended March 31, 1997. The Company is utilizing net operating losses from prior years to offset normal tax provisions. The Company has approximately $11.4 million remaining in net operating loss carryforward for utilization in offsetting normal tax provisions.

Net Income. Reflecting all of the matters discussed above, net income was
----------
$284,000 (or $.04 per share) for the quarter ended March 31, 1997 compared to net income of $765,000 (or $.10 per share) for the comparable period of the prior year.

Liquidity and Capital Resources

The Company generally meets its operating and capital requirements for cash flow from operating activities and borrowings under its credit facilities. In November 1995, the Company completed a public offering of 1,380,000 shares of its common stock at $5.00 per share. After commissions and other related expenses, Ceradyne netted approximately $6 million cash from the offering. As of March 31, 1997, the Company had cash and cash equivalents of $5.0 million.

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

In October 1995 the Company was served with a complaint that was filed by four persons and the spouses of those persons, who are/were employed by one of the Company's customers. The complaint, filed in the United States District Court, Eastern District of Tennessee, alleges that the employees contracted chronic beryllium disease as a result of their exposure, during the course of their employment with the Company's customer, to beryllium-containing products sold by Ceradyne. The complaint seeks compensatory damages in the amount of $3.0 million for each of the four plaintiffs who were employed by the Company's customer, compensatory damages of $1.0 million each for the two spouses, and punitive damages in the amount of $5.0 million. The case is in the early stages of discovery. Based upon information currently available, the Company believes that the plaintiffs' claims are without merit and that the resolution of this matter will not have a material adverse effect on the financial condition or operations of the Company. Defense of this case has been tendered to the Company's insurance carriers, some of which are providing a defense subject to a reservation of rights. There can be no assurance, however, that this claim or any of the claims related to exposure to beryllium oxide will be covered by insurance, or that, if covered, the amount of insurance will be sufficient to cover any potential judgment.

In February 1997 the Company was served with a complaint that was filed by a former employee of one of the Company's customers and his wife. The complaint, filed in the United States District Court, Eastern District of Tennessee, alleges that the husband contracted chronic beryllium disease as a result of his exposure to beryllium-containing products sold by Ceradyne. The complaint seeks compensatory damages in the amount of $5.0 million for the husband, $1.0 million for the wife, and punitive damages in the amount of $10.0 million. The Company believes that the plaintiffs' claims are without merit and that the resolution of this matter will not have a material adverse effect on the financial condition or operations of the Company. Defense of this case has been tendered to the Company's insurance carriers, some of which are providing a defense subject to a reservation of rights. There can be no assurances, however, that this claim will be covered by insurance, or that, if covered, the amount of insurance will be sufficient to cover any potential judgment.

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

CERADYNE, INC.


By:__________________________________
     Howard F. George
     Vice President
     Chief Financial Officer
     (Principal Financial and Accounting Officer)

Dated:  May 15, 1997