Form 10-Q
period 1997-06-30
CERADYNE INC
filed 1997-08-11
CIK 18937

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 1997

     or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
     For the transition period from ________________ to ________________

                          Commission File No. 0-13059


                                 CERADYNE, INC.
                                 --------------
             (Exact name of Registrant as specified in its charter)

                 Delaware                                 33-0055414
-------------------------------------       ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

3169 Redhill Avenue, Costa Mesa, CA                         92626
--------------------------------------------------------------------------------
(Address of principal executive)                         (Zip Code)

Registrant's telephone number, including area code    (714) 549-0421
                                                      --------------------------
                                      N/A
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               YES   [X]                   NO   [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                              Outstanding at June 30, 1997
-------------------------------            ----------------------------------
Common Stock, $.01 par value                          7,923,655 Shares

                              Page 1 of 15 Pages

                                CERADYNE, INC.

                               TABLE OF CONTENTS
                               -----------------

                                                                        PAGE NO.
                                                                        --------
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Statement Regarding Financial Information....................        3

          Consolidated Balance Sheets - June 30, 1997
           and December 31, 1996.......................................      4-5

          Consolidated Statements of Income -
           Three and six months ended June 30, 1997 and 1996...........        6

          Consolidated Statements of Cash Flow -
           Six months ended June 30, 1997 and 1996.....................        7

          Condensed Notes to Consolidated Financial Statements.........      8-9

Item 2.   Management's Discussion and Analysis of Financial Condition
           & Results of Operations.....................................    10-12


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings...........................................     13-14

Item 4.   Submission of Matters to Vote of Security Holders...........        14

Items 2,  N/A.........................................................        15
  3 and 5

Item 6.   Exhibits and Reports on Form 8-K............................        15

SIGNATURE.............................................................        15

                                CERADYNE, INC.

                                   FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 1997


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

                                CERADYNE, INC.
                          CONSOLIDATED BALANCE SHEETS
                                    ASSETS
                            (Amounts in thousands)

                                                         6-30-1997   12-31-1996
                                                        (Unaudited)  (Audited)
                                                        -----------  ----------
CURRENT ASSETS:
  Cash & cash equivalents                                 $ 5,172     $ 4,643
  Accounts receivable, net of allowances of
    approximately $79 & $125 for doubtful accts
    at 6-30-1997 & 12-31-1996, respectively               $ 4,662     $ 4,854
  Other receivables                                       $    21     $ 1,397
  Inventories                                             $ 8,645     $ 7,756
  Production Tooling                                      $   687     $   538
  Prepaid expenses and other                              $   703     $   401
                                                          -------     -------
  TOTAL CURRENT ASSETS                                    $19,890     $19,589
                                                          -------     -------
PROPERTY, PLANT & EQUIPMENT, at cost:
  Land                                                    $   422     $   422
  Buildings & improvements                                $ 1,825     $ 1,825
  Lease rights                                            $ 2,659     $ 2,659
  Machinery & equipment                                   $17,127     $15,718
  Leasehold improvements                                  $ 1,713     $ 1,278
  Office equipment                                        $ 1,898     $ 1,829
  Construction in progress                                $   180     $   600
                                                          -------     -------
                                                          $25,824     $24,331
  Less accumulated depreciation & amortization            $18,683     $18,073
                                                          -------     -------
                                                          $ 7,141     $ 6,258
COSTS IN EXCESS OF NET ASSETS ACQUIRED,
  net of accumulated amortization of $1,674 & $1,595 at
  6-30-1997 & 12-31-1996, respectively                    $ 2,000     $ 2,079
OTHER ASSETS, net of accumulated amortization
  of $635 and $565 at 6-30-1997 & 12-31-1996,
  respectively                                            $   402     $   472
                                                          -------     -------
TOTAL ASSETS                                              $29,433     $28,398
                                                          =======     =======

                      See accompanying condensed notes to
                       Consolidated Financial Statements.

                                CERADYNE, INC.
                          CONSOLIDATED BALANCE SHEETS
                     LIABILITIES AND SHAREHOLDERS' EQUITY
                 (Amounts in thousands, except share data)

                                               6-30-1997        12-31-1996
                                              (Unaudited)        (Audited)
-------------------------------------------------------------------------------
CURRENT LIABILITIES:
 Current portion of long-term debt            $    1,000        $   1,000
 Accounts payable                             $    1,762        $   1,662
 Accrued expenses:
  Payroll and payroll related                 $      666        $     662
  Other                                       $      252        $     373
                                              ----------        ---------
 Total current liabilities                    $    3,680        $   3,697
                                              ----------        ---------
LONG-TERM DEBT                                $      -0-        $     -0-
                                              ----------        ---------
DEFERRED REVENUE                              $      131        $     261
                                              ----------        ---------
SHAREHOLDERS' EQUITY:
 Common stock, $.01 par value:
  Authorized - 12,000,000 shares;
  Outstanding - 7,923,655 shares &
  7,901,790 shares at 6-30-1997 &
  12-31-1996, respectively                    $   37,276        $  37,138

Accumulated deficit                           $  (11,654)       $ (12,698)
                                              ----------        ---------
TOTAL SHAREHOLDERS' EQUITY                    $   25,622        $  24,440
                                              ----------        ---------
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY      $   29,433        $  28,398
                                              ==========        =========

                     See accompanying condensed notes to
                      Consolidated Financial Statements.

                                CERADYNE, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                 FOR THE THREE MONTHS ENDED  6-30-1997 & 1996
                     AND SIX MONTHS ENDED 6-30-97 AND 1996
                 (Amounts in thousands, except per share data)

                                    THREE MONTHS            SIX MONTHS
                                        ENDED                  ENDED
                                       JUNE 30                JUNE 30
                                  -------------------   ------------------
                                    1997        1996      1997      1996
                                  -------     -------   --------  --------
                                       Unaudited             Unaudited
NET SALES                         $ 7,280     $  6,991  $ 13,901  $ 13,320
COST OF PRODUCT SALES             $ 5,249     $  5,041  $ 10,477  $  9,550
 Gross Profit                     $ 2,031     $  1,950  $  3,424  $  3,770
OPERATING EXPENSES:
 Selling                          $   402     $    391  $    819  $    824
 General & Administration         $   704     $    724  $  1,376  $  1,386
 Other                            $   127           --  $    184        --
                                  $ 1,233     $  1,115  $  2,379  $  2,210
Income from operations            $   798     $    835  $  1,045  $  1,560
OTHER (INCOME) EXPENSE:
 Other (income)/expense           $   (48)    $   (196) $   (131) $   (324)
 Interest expense                 $    36     $     57  $     73  $    122
                                  $   (12)    $   (139) $    (58) $   (202)
Income before provision
 for income taxes                 $   810     $    974  $  1,103  $  1,762
PROVISION FOR INCOME
 TAXES                            $    51     $     23  $     60  $     46
NET INCOME                        $   759     $    951  $  1,043  $  1,716
NET INCOME PER COMMON
& EQUIVALENT SHARE                $   .10     $    .12  $    .13  $    .22
                                  =======     ========  ========  ========

                      See accompanying condensed notes to
                      Consolidated Financial Statements.

                                CERADYNE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE SIX  MONTHS ENDED 6-30 1997 & 1996
                            (Amounts in thousands)

                                                        SIX MONTHS ENDED
                                                            JUNE 30
                                                    -------------------------
                                                       1997            1996
                                                    Unaudited       Unaudited
                                                    ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                         $  1,043        $  1,716
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET
CASH PROVIDED FROM (USED IN) OPERATING ACTIVITIES:
  Depreciation and amortization                      $    758        $    640
  (Increase) decrease in accounts receivable, net    $  1,578        $ (2,105)
  Increase in other receivables                      $     (8)       $     (2)
  Increase in inventories                            $   (890)       $ (1,537)
  (Increase) decrease in production tooling          $   (149)       $     28
  Increase in prepaid expenses & other assets        $   (305)       $   (181)
  Increase in accounts payable                       $     99        $      9
  Increase (decrease) in accrued expenses            $   (116)       $    176
  Decrease in deferred revenue                       $   (131)       $    -0-
                                                     --------        --------
NET CASH PROVIDED BY OPERATING ACTIVITIES            $  1,879        $ (1,256)
                                                     --------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant & equipment           $ (1,490)       $ (1,392)
                                                     --------        --------
NET CASH USED IN INVESTING ACTIVITIES                $ (1,490)       $ (1,392)
                                                     --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock, net                      $    140        $    219
  Net payments on long-term debt                     $    -0-        $ (1,133)
                                                     --------        --------
Net cash provided by (used in) financing
 activities                                          $    140        $   (914)
                                                     --------        --------
Increase (decrease) in cash and cash equivalents     $    529        $( 3,562)
Cash & cash equivalents, beginning of period         $  4,643        $  6,219
Cash & cash equivalents, end of period               $  5,172        $  2,657
                                                     ========        ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid                                      $     73        $    122
  Income taxes paid                                  $     72        $     92

                      See accompanying condensed notes to
                      Consolidated Financial Statements.

                                CERADYNE, INC.
             CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1997
                                  (Unaudited)


1.   Basis of Presentation
     ---------------------

     The consolidated financial statements include the financial statements of Ceradyne, Inc. (the Company) and its subsidiaries. All material intercompany accounts and transactions have been eliminated.

2.   Inventories
     -----------
     Inventories are valued at the lower of cost (first in, first out) or market. Inventory costs include the cost of material, labor and manufacturing overhead. The following is a summary of the inventory components as of June 30, 1997 and December 31, 1996:

                                        JUNE 30, 1997       DECEMBER 31, 1996
                                        -------------       -----------------
     Raw Materials                        $3,723,000            $2,742,000
     Finished Goods                       $  451,000            $  483,000
     Work-in-Process                      $4,471,000            $4,531,000
                                          ----------            ----------
     Total Inventories                    $8,645,000            $7,756,000
                                          ==========            ==========

3.   Net Income Per Share
     --------------------

     The number of shares used in computing primary net income per share equals the total of the weighted average number of shares outstanding during the periods and, common stock equivalents relating to options. Common stock equivalents relating to options issued under the 1983 Stock Option Plan (as amended), the 1994 Stock Incentive Plan, the 1985 Employee Stock Purchase Plan and the 1995 Employee Stock Purchase Plan represent additional shares which may be issued in connection with their exercise. This total is reduced by the number of shares which could be repurchased with the proceeds at the average market price per share. Also, warrants to purchase common stock (issued to the underwriters of the Company's November 1995 public offering) have been included as common stock equivalents. Common stock equivalents relating to options are not included when their effect is antidilutive. The following is a summary of the number of shares entering into the computation of net income per common and common equivalent share:

                              THREE  MONTHS ENDED          SIX MONTHS ENDED
                                    JUNE 30                     JUNE 30
                             ---------------------      ---------------------
                                1997       1996            1997       1996
                             ---------   ---------      ---------  ----------
Weighted average number
 of shares outstanding       7,913,689   7,796,000      7,909,630   7,762,000
Common stock equivalents        79,720     182,000        107,674     176,000
                             ---------   ---------      ---------  ----------
Number of shares             7,993,409   7,978,000      8,017,304   7,938,000
                             =========   =========      =========   =========

4.   Debt and Bank Borrowing Arrangements
     ------------------------------------

Long-term debt consisting of the following at June 30, 1997:

Credit facility with asset-based lender, bearing interest at      $1,000,000
the institution's prime rate (8.50 percent at June 30, 1997)
plus 2.0 percent.
                                                                  $1,000,000

Less - Current portion                                            $1,000,000
                                                                  ----------
Long-term debt                                                    $      -0-
                                                                  ==========

On January 30, 1996, the Company amended its revolving credit agreement set forth above. The total credit facility with the Company's lender remains at $4,000,000; however, the borrowings on the total facility has been reduced to $1,000,000, which is the minimum borrowing requirement. The previous minimum borrowing requirement was $2,000,000. The pay down of $1,000,000 was part of the stated use of the proceeds from the public offering in November 1995. Additionally, the interest rate was decreased from 3.6% over prime rate to 2.0% over prime rate and all financial loan covenants were eliminated. Also, in computing interest charges, the locbox account of the Company maintained by lender will be credited with remittances and other payments 2.5 business days after funds have been credited to lender's account at lender's bank. The Company has delivered to the lender cash collateral in the sum of $1,000,000 as security for the credit facility. The collateral has been invested as a certificate of deposit at Sumitomo Bank. All interest for this certificate of deposit is to be forwarded to the Company. The credit facility shall be effective until November 29, 1997 and automatically renewed for successive terms of two years thereafter unless terminated at the end of the initial term by either party giving the other written notice at least sixty (60) days prior to the end of the then-current term.

5.   Income Tax
     ----------
Effective the first quarter of 1993, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." The new standard provides revised criteria for the recognition of net deferred tax assets. The Company's deferred tax asset, which is approximately $5,366,380, relates to its net operating loss carryforward and has been offset with a valuation allowance since there is uncertainty regarding the Company's ability to recognize this tax benefit since the benefit is dependent upon the Company's ability to continue to generate future taxable income.

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations
           ---------------------------------------------

Preliminary Note Regarding Forward-Looking Statements

     This Quarterly Report on Form 10-Q contains statements which may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934. Forward-looking statements regarding future events and the future performance of the Company involve risks and uncertainties that could cause actual results to differ materially. These risks and uncertainties are described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, as filed with the Securities and Exchange Commission, under "Item 1-Business," including the section therein entitled "Certain Factors That May Affect the Company's Business and Future Results," and "Item 7-Management's Discussion and Analysis of Financial Condition and Result of Operations."

Results of Operations for Quarter Ended JUNE 30, 1997
-----------------------------------------------------

Reference is made to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, for an analysis and detailed discussion of the Company's financial condition and results of operations for the period covered by that report.

Net Sales.  Net sales for the second quarter ended June 30, 1997 were $7.3
---------
million, which represents a 4.1% or $289,000 increase over the corresponding quarter of the prior year. For the six months ended June 30, 1997, net sales were $13.9 million, an increase of 4.4% or $581,000 over the same period last year.

The following comments compare the increase in net sales for the quarter and first six months of this year versus the prior year. Sales of orthodontic translucent ceramic brackets (that are marketed by 3M's Unitek Division under the brand name "Clarity") were increased to meet demand by Orthodontists. Structural ceramics for use in semiconductor equipment is a new product line for the Company this year. Sales of wear resistant ceramic components on rubbing or cutting surfaces of industrial machinery also increased over last year's periods, as did microwave cathodes and magnets. The increases above amounted to $2,058,000 and $2,969,000 over the second quarter and six months of the prior year, respectively.

The increases in net sales stated above were offset by decreases of $1,769,000 and $2,388,000 from the second quarter and six months of the prior year, respectively. These decreases were in lightweight ceramic armor and cathodes for televisions.

International sales have and are expected to continue to be a part of the Company's business, representing 18.7% of the net sales for the quarter ending June 30, 1997, down from 20.4% for the comparable period of the prior year. For the six months ended June 30, 1997, international sales were 20.9% of net sales compared to 22.8% for the comparable period last year. The main highlights for the percentage decrease in international sales for the quarter and six months ended June 30, 1997 versus last year periods were an increase in domestic sales for this year and reduced shipments of CRT cathodes for television applications.

Gross Profit.  The Company's gross profit was $2.0 million or 27.8% of net sales
------------
for the second quarter ended June 30, 1997, compared to $1.9 million or 27.9% of the prior year's second quarter. Although the product mix between the comparable quarters differ, the outcome in gross margin was very slight. Orthodontic translucent ceramic brackets and wear resistant ceramic components had increased sales, and therefore, increased gross profit over the prior quarter. However, this was offset by the semiconductor product line due to the early start up nature and low volume. Also, the offset was due to a government lightweight ceramic armor vest option not being exercised.

For the six months ended June 30, 1997, the gross profit was $3.4 million or 24.6% as compared to the prior year's period of $3.7 million or 28.3%. The product mix between the six month periods above were different, and the gross profit difference was higher last year. The comments for the gross profit differences between the six month periods are the same as the above quarter comments except the first quarter of this year had greater declines in gross profit over the prior first quarter from the Company's Thermo Materials and Semicon Associates Divisions. As stated in the March 30, 1997 10Q, these gross profit declines were due to light volume for CRT applications for large screen television and tempered glass furnace components.

Selling Expenses.  Selling expenses were $402,000 for the quarter, and $819,000
----------------
for the six months ended June 30, 1997. The above compares to last year's total of $391,000 for the quarter, and $824,000 for the six months ended June 30, 1996. There are no major highlights to report on in the selling expense category.

General/Administrative & Other Expenses.  General/administrative & other
---------------------------------------
expenses were $831,000 for the quarter and $1,560,000 for the six months ended June 30, 1997. The above compares to last year's total of $724,000 for the quarter, and $1,386,000 for the six months ended June 30, 1996. The main variance between the quarter and year to date periods was the following:
Reclassifying the West Coast Personnel Department from the fixed overhead category to G & A expense.

Other (Income)/Expense.  Other income was $48,000 for the quarter, and $131,000
----------------------
for the six months ended June 30, 1997. This compares to other income of $196,000 for the quarter, and $324,000 for the six months ended June 30, 1996. The main variance between the quarter and year to date periods was the reclassification of Research and Development funding to other revenue (which is part of net sales) from its prior classification as other income.

Interest Expense.  Interest expense was $36,000 for the quarter, and $73,000 for
----------------
the six months ended June 30, 1997.   This compares to $57,000 for the quarter,
and $122,000 for the six months ended June 30, 1996. The decrease over last year expenses was primarily attributable to paying down debt.

Income Taxes.  The Company made a $51,000 provision for income taxes for the
------------
quarter, and $60,000 for the first six months ended June 30, 1997. The company is utilizing net operating losses from prior years to offset normal tax provisions. For federal income tax purposes, 90% of the Company's income before tax provision may be offset by the available net operating losses carryforward due to the assessment of alternative minimum income taxes.

Net Income.  Reflecting all of the matters discussed above, net income was
----------
$759,000 (or $.10 per share) for the quarter, and $1,043,000 (or $.13 per share) for the six months ended June 30, 1997. This compares to $951,000 (or $.12 per share) for the quarter, and $1,716,000 (or $.22 per share) for the six months ended June 30, 1996.

Liquidity and Capital Resources
-------------------------------

The Company generally meets its operating and capital requirements for cash flow from operating activities and borrowings under its credit facilities. In November 1995, the Company completed a public offering of 1,380,000 shares of its common stock at $5.00 per share. After commissions and other related expenses, Ceradyne netted approximately $6 million cash from the offering. As of June 30, 1997, the Company had cash and cash equivalents of $5.2 million.

Management believes that its current cash and cash equivalents on hand, as well as cash generated from operations and the ability to borrow under the existing credit facility, will be sufficient to finance anticipated capital and operating requirements for at least the next 12 months.

Statement of Accounting Pronouncements
--------------------------------------

Statement of Financial Accounting Standards ("SFAS") No. 128 Earnings per Share and SFAS No. 129 Disclosure of Information about Capital Structure were issued in February 1997 and are effective for periods ending after December 15, 1997. The Company will adopt SFAS No. 128 and SFAS No. 129 for the period ending December 31, 1997 and anticipates that such adoption will not materially impact the Company's financial statements. SFAS No. 130 Reporting Comprehensive Income and SFAS No 131 Disclosures about Segments of an Enterprise and Related Information were issued in June 1997. The Company will adopt SFAS No. 130 and SFAS No. 131 in 1998 and anticipates that such adoption will not materially impact the Company's financial statements.

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

In July 1997 the Company was served with a complaint filed by an employee of one of the Company's former parent companies and landlords. The complaint, filed in the Los Angeles County Superior Court on behalf of the employee by his wife, alleges that the husband contracted chronic beryllium disease as a result of his exposure to beryllium through Ceradyne's products, equipment and premises. The complaint seeks unspecified damages against the Company, its officers and its directors. The Company believes that the plaintiffs' claims are without merit and that the resolution of this matter will not have a material adverse effect on the financial condition or operations of the Company. Defense of this case has been tendered to the Company's insurance carriers. There can be no assurances, however, that this claim will be covered by insurance, or that, if covered, the amount of insurance will be sufficient to cover any potential judgment.

Item 4.  Submission of Matters to Vote of Security Holders
         -------------------------------------------------

The following matters were voted upon at the Annual Meeting of Stockholders held on July 28, 1997.

A. The following seven persons were elected as Directors of the Company to serve until the next annual meeting of stockholders or until their successors are elected and have qualified:

                                                   NUMBER OF SHARES
                                           --------------------------------
                                              FOR        AUTHORITY WITHHELD
                                           ---------     ------------------
J.P. Moskowitz                             6,686,714           59,295
L.M. Allenstein                            6,689,756           56,253
R.A. Alliegro                              6,682,756           63,253
P. Beardmore                               6,683,756           62,253
F.Edelstein                                6,683,731           62,278
M.A. Shader                                6,683,756           62,253
M. Lohr                                    6,682,731           63,278

B. The approval of an amendment to increase the number of shares of Common Stock authorized for issuance by 100,000 shares to 550,000 shares of Common Stock under the Company's 1994 Stock Incentive Plan

Votes:

     For                            6,579,840
     Against                          136,382
     Abstain                           29,787
     Broker non votes                     -0-

Items 2,3 and 5.    N/A

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

(a)  Exhibits:

     27   Financial Data Schedule

(b)  Reports on Form 8-K:

     None


SIGNATURE
---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CERADYNE, INC.



By:  /s/ HOWARD F. GEORGE
         -----------------------
         Howard F. George
         Vice President
         Chief Financial Officer
         (Principal Financial and Accounting Officer)



Dated:  August 14, 1997