Form 10-Q
period 1997-09-30
CERADYNE INC
filed 1997-11-14
CIK 18937

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 1997

     or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

     For the transition period from _________________ to ___________________


                          Commission File No. 0-13059


                                CERADYNE, INC.
                                --------------
            (Exact name of Registrant as specified in its charter)


               Delaware                               33-0055414
  ------------------------------------   ------------------------------------
    (State or other jurisdiction of      (I.R.S. Employer Identification No.)
     incorporation or organization)


  3169 Redhill Avenue, Costa Mesa, CA                   92626
--------------------------------------------------------------------------------
   (Address of principal executive)                   (Zip Code)



Registrant's telephone number, including area code  (714) 549-0421
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

                           YES  [X]         NO  [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


            Class                            Outstanding at September 30, 1997
----------------------------                 ---------------------------------
Common Stock, $.01 par value                           7,952,959 Shares


                                 Page 1 of 15 Pages

                                CERADYNE, INC.

                               TABLE OF CONTENTS
                               -----------------

                                                                        PAGE NO.
                                                                        --------

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

            Statement Regarding Financial Information................        3

            Consolidated Balance Sheets - September 30, 1997 and
            December 31, 1996........................................      4-5

            Consolidated Statements of Income - Three and nine months
            ended September 30, 1997 and 1996........................        6

            Consolidated Statements of Cash Flow - Nine months ended
            September 30, 1997 and 1996..............................        7

            Condensed Notes to Consolidated Financial Statements.....      8-9

Item 2.     Management's Discussion and Analysis of Financial
            Condition & Results of Operations........................    10-12

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings........................................    13-14

Items 2,3,  N/A......................................................       15
4 and 5
Item 6.     Exhibits and Reports on Form 8-K.........................       15

SIGNATURE............................................................       15

                                CERADYNE, INC.

                                   FORM 10-Q
                   FOR THE QUARTER ENDED SEPTEMBER 30, 1997

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
         --------------------

The Financial Statements included herein have been prepared by Ceradyne, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements include all adjustments which are, in the opinion of management, necessary for a fair presentation. All such adjustments are of a normal recurring nature. Certain information normally included in the Financial Statements prepared in accordance with generally accepted accounting principles has been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that the Financial Statements be read in conjunction with the Financial Statements and notes thereto included in the Company's Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 on Form 10-K for the fiscal year ended December 31, 1996, as filed with the Securities and Exchange Commission on March 31, 1997.

                                CERADYNE, INC.
                          CONSOLIDATED BALANCE SHEETS
                                    ASSETS
                            (Amounts in thousands)

                                                       9-30-1997     12-31-1996
                                                      (Unaudited)     (Audited)
                                                      -----------    ----------
CURRENT ASSETS:

  Cash & cash equivalents                               $ 4,558        $ 4,643

  Accounts receivable, net  of allowances of
  approximately $53 & $125 for doubtful accts
  at 9-30-1997 & 12-31-1996, respectively               $ 4,869        $ 4,854

  Other Receivables                                     $    14        $ 1,397

  Inventories                                           $ 9,157        $ 7,756

  Production Tooling                                    $   754        $   538

  Prepaid expenses and other                            $   759        $   401
                                                        -------        -------
  TOTAL CURRENT ASSETS                                  $20,111        $19,589
                                                        -------        -------

PROPERTY, PLANT & EQUIPMENT, at cost:

  Land                                                  $   422        $   422

  Buildings & improvements                              $ 1,825        $ 1,825

  Lease rights                                          $ 2,659        $ 2,659

  Machinery & equipment                                 $17,459        $15,718

  Leasehold improvements                                $ 1,504        $ 1,278

  Office equipment                                      $ 1,981        $ 1,829

  Construction in progress                              $   570        $   600
                                                        -------        -------
                                                        $26,420        $24,331

  Less accumulated depreciation & amortization          $19,050        $18,073
                                                        -------        -------
                                                        $ 7,370        $ 6,258

COSTS IN EXCESS OF NET ASSETS ACQUIRED,
net of accumulated amortization of $1,712 & $1,595
at 9-30-1997 & 12-31-1996, respectively                 $ 1,962        $ 2,079

OTHER ASSETS, net of accumulated amortization
of $670 and $565 at 9-30-1997 & 12-31-1996,
respectively                                            $   367        $   472
                                                        -------        -------
TOTAL ASSETS                                            $29,810        $28,398
                                                        =======        =======


                     See accompanying condensed notes to
                      Consolidated Financial Statements.

                                CERADYNE, INC.
                          CONSOLIDATED BALANCE SHEETS
                     LIABILITIES AND SHAREHOLDERS' EQUITY
                   (Amounts in thousands, except share data)

                                                      9-30-1997      12-31-1996
                                                     (Unaudited)      (Audited)
                                                     -----------     ----------
CURRENT LIABILITIES:

  Current portion of long-term debt                    $  1,000       $  1,000

  Accounts payable                                     $  1,726       $  1,662

  Accrued expenses:
    Payroll and payroll related                        $    629       $    662

    Other                                              $    148       $    373
                                                       --------       --------
  Total current liabilities                            $  3,503       $  3,697
                                                       --------       --------
LONG-TERM DEBT                                         $    -0-       $    -0-
                                                       --------       --------
DEFERRED REVENUE                                       $     67       $    261
                                                       --------       --------

SHAREHOLDERS' EQUITY:

  Common stock, $.01 par value:

    Authorized - 12,000,000 shares;
    Outstanding - 7,952,959 shares &
    7,901,790 shares at 9-30-1997 &
    12-31-1996, respectively                           $ 37,386       $ 37,138

  Accumulated deficit                                  $(11,146)      $(12,698)
                                                       --------       --------
  TOTAL SHAREHOLDERS' EQUITY                           $ 26,240       $ 24,440
                                                       --------       --------
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY               $ 29,810       $ 28,398
                                                       ========       ========


                      See accompanying condensed notes to
                      Consolidated Financial Statements.

                                CERADYNE, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                 FOR THE THREE MONTHS ENDED  9-30-1997 & 1996
                    AND NINE MONTHS ENDED 9-30-97 AND 1996
                 (Amounts in thousands, except per share data)

                                    THREE MONTHS             NINE MONTHS
                                       ENDED                    ENDED
                                    SEPTEMBER 30             SEPTEMBER 30
                                 ------------------      --------------------
                                  1997        1996         1997        1996
                                 ------      ------      -------      -------
                                     Unaudited                 Unaudited

NET SALES                        $7,100      $7,385      $21,001      $20,706

COST OF PRODUCT SALES            $5,271      $5,158      $15,747      $14,421

  Gross Profit                   $1,829      $2,227      $ 5,254      $ 6,285

OPERATING EXPENSES:

  Selling                        $  395      $  388      $ 1,215      $ 1,212

  General & Administration       $1,032      $  817      $ 2,668      $ 2,355

                                 $1,427      $1,205      $ 3,883      $ 3,567
                                 ------      ------      -------      -------
Income from operations           $  402      $1,022      $ 1,371      $ 2,718

OTHER (INCOME) EXPENSE:

  Other (income)/expense         $  (82)     $ (119)     $  (290)     $  (304)
                                 ------      ------      -------      -------
  Interest expense               $   36      $   35      $   109      $   154
                                 ------      ------      -------      -------
                                 $  (46)     $  (84)     $  (181)     $  (150)
                                 ------      ------      -------      -------
  Income before provision
  for income taxes               $  448      $1,106      $ 1,552      $ 2,868

PROVISION FOR INCOME TAXES       $  (60)     $   22      $    --      $    68
                                 ------      ------      -------      -------
NET INCOME                       $  508      $1,084      $ 1,552      $ 2,800
                                 ------      ------      -------      -------
NET INCOME PER COMMON &
EQUIVALENT SHARE                 $  .06      $  .14      $   .19      $   .35
                                 ======      ======      =======      =======



                      See accompanying condensed notes to
                      Consolidated Financial Statements.

Certain prior year amounts have been reclassified to conform to the current year presentation.

                                CERADYNE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE NINE  MONTHS ENDED 9-30 1997 & 1996
                            (Amounts in thousands)

                                                       NINE MONTHS ENDED
                                                          SEPTEMBER 30
                                                     ---------------------
                                                        1997        1996
                                                     ---------   ---------
                                                     Unaudited   Unaudited

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net Income                                          $ 1,552     $ 1,716

ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET
CASH PROVIDED FROM (USED IN) OPERATING ACTIVITIES:

  Depreciation and amortization                       $ 1,199     $   640

  (Increase) decrease in accounts receivable, net     $   (15)    $(2,105)

  (Increase) decrease in other receivables            $ 1,383     $    (2)

  (Increase) in inventories                           $(1,401)    $(1,537)

  (Increase) decrease in production tooling           $  (216)    $    28

  (Increase) decrease in prepaid expenses & other
  assets                                              $  (358)    $  (181)

  Increase in accounts payable                        $    64     $     9

  Increase (decrease) in accrued expenses             $  (258)    $   176

  (Decrease) in deferred revenue                      $  (194)    $   -0-
                                                      -------     -------
NET CASH PROVIDED BY OPERATING ACTIVITIES             $ 1,756     $(1,256)
                                                      -------     -------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchases of property, plant & equipment            $(2,089)    $(1,392)
                                                      -------     -------
NET CASH USED IN INVESTING ACTIVITIES                 $(2,089)    $(1,392)
                                                      -------     -------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Issuance of common stock, net                       $   248     $   219

  Net payments on long-term debt                      $   -0-     $(1,133)
                                                      -------     -------
Net cash provided by (used in) financing activities   $   248     $  (914)
                                                      -------     -------
Increase (decrease) in cash and cash equivalents      $   (85)    $(3,562)

Cash & cash equivalents, beginning of period          $ 4,643     $ 6,219

Cash & cash equivalents, end of period                $ 4,558     $ 2,657
                                                      =======     =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

  Interest paid                                       $   109     $   122

  Income taxes paid                                   $    72     $    92

                      See accompanying condensed notes to
                      Consolidated Financial Statements.

                                CERADYNE, INC.
             CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1997
                                  (Unaudited)


1.   Basis of Presentation
     ---------------------

     The consolidated financial statements include the financial statements of Ceradyne, Inc. (the Company) and its subsidiaries. All material intercompany accounts and transactions have been eliminated.

2.   Inventories
     -----------

     Inventories are valued at the lower of cost (first in, first out) or market. Inventory costs include the cost of material, labor and manufacturing overhead. The following is a summary of the inventory components as of September 30, 1997 and December 31, 1996:

                                        SEPTEMBER 30, 1997     DECEMBER 31, 1996
                                        ------------------     -----------------

     Raw Materials                          $3,928,000             $2,742,000

     Finished Goods                         $  374,000             $  483,000

     Work-in-Process                        $4,855,000             $4,531,000
                                            ----------             ----------
     Total Inventories                      $9,157,000             $7,756,000
                                            ==========             ==========

3.   Net Income Per Share
     --------------------

     The number of shares used in computing primary net income per share equals the total of the weighted average number of shares outstanding during the periods and common stock equivalents relating to options. Common stock equivalents relating to options issued under the 1983 Stock Option Plan (as amended), the 1994 Stock Incentive Plan, the 1985 Employee Stock Purchase Plan and the 1995 Employee Stock Purchase Plan represent additional shares which may be issued in connection with their exercise. This total is reduced by the number of shares which could be repurchased with the proceeds at the average market price per share. Also, warrants to purchase common stock (issued to the underwriters of the Company's November 1995 public offering) have been included as common stock equivalents. Common stock equivalents relating to options are not included when their effect is antidilutive. The following is a summary of the number of shares entering into the computation of net income per common and common equivalent share:

                                              THREE  MONTHS ENDED      NINE MONTHS ENDED
                                                 SEPTEMBER 30            SEPTEMBER  30
                                             ---------------------   ---------------------
                                                1997        1996        1997        1996
                                             ---------   ---------   ---------   ---------

     Weighted average number of shares
     outstanding                             7,944,488   7,831,000   7,921,285   7,785,000

     Common stock equivalents                  116,618     207,000     110,655     188,000
                                             ---------   ---------   ---------   ---------
     Number of shares                        8,061,106   8,038,000   8,031,940   7,973,000
                                             =========   =========   =========   =========

4.  Debt and Bank Borrowing Arrangements
    ------------------------------------

     Long-term debt consisting of the following at September 30, 1997:


     Credit facility with asset-based lender, bearing interest
     at the institution's prime rate (8.50 percent at
     September 30, 1997) plus 2.0 percent.                                       $1,000,000

     Less - Current portion                                                      $1,000,000
                                                                                 ----------
     Long-term debt                                                              $      -0-
                                                                                 ==========

5.  Income Tax
    ----------

    The Company accounts for income taxes under Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." The Company's income tax provision (benefit) uses the estimated tax provision rate for the year which reflects the availability of the net operating loss carryforward. The Company's deferred tax asset, which is approximately $5.1 million, relates to its net operating loss carryforward and has been offset with a valuation allowance since there is uncertainty regarding the Company's ability to recognize this tax benefit since the benefit is dependent upon the Company's ability to continue to generate future taxable income.

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

Results of Operations for Quarter and Nine Months Ended September 30, 1997
--------------------------------------------------------------------------

Reference is made to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, for an analysis and detailed discussion of the Company's financial condition and results of operations for the period covered by that report.

Net Sales.  Net sales for the third quarter ended September 30, 1997 were $7.1
---------
million, which represents a 3.9% or $285,000 decrease over the corresponding quarter of the prior year. For the nine months ended September 30, 1997, net sales were $21.0 million, an increase of 1.4% or $295,000 over the same period last year.

The following comments compare the decrease in net sales for the quarter and increase for the nine months of this year versus the prior year. Lightweight ceramic armor had decreased sales for the quarter and year to date because of a partially unexercised US Government option for approximately $6.1 million that expired in March 1997. Cathodes for televisions had decreased sales for the quarter and year to date because a major customer has delayed one project and canceled another; therefore, the Company has commenced discussions with the major customer regarding consideration for the actions taken, including recoverability of inventory maintained for the contract. Because these discussions are in the preliminary stage, it is not possible to predict the outcome. These decreases amounted to approximately $1.9 million and $3.9 million for the third quarter and nine months as compared to the prior year, respectively.

The Company had increases in sales for the quarter and year to date, as compared to the prior year periods, mainly from the following product lines: Sales of orthodontic translucent ceramic brackets (that are marketed by 3M's Unitek Division under the brand name "Clarity") were increased to meet demand by Orthodontists. Structural ceramics for use in semiconductor equipment were introduced this year. Sales of wear resistant ceramic components were flat for the third quarter, but have increased over the nine month year to date period. Sales at the Company's Thermo Materials Division increased in the current quarter from the comparable prior year quarter. However, sales from this division for the nine month period ended September 30, 1997 were down slightly from the prior year period. The increases above amounted to approximately $1.6 million and $4.2 million over the third quarter and nine months of the prior year, respectively.

International sales represented 18.0% of the net sales for the quarter ending September 30, 1997, down from 19.0% for the comparable period of the prior year. For the nine months ended September 30, 1997, international sales were 19.0% of net sales compared to 21.0% for the comparable period last year. The main highlights for the percentage decrease in international sales for the quarter and nine months ended September 30, 1997 versus last year periods were an increase in domestic sales for this year and reduced shipments of CRT cathodes for television applications.

Gross Profit.  The Company's gross profit was $1.8 million or 25.8% of net sales
------------
for the third quarter ended September 30, 1997, compared to $2.2 million or 30.2% of the prior year's third quarter. The decrease in gross profit between the comparable quarters was mainly due to the semiconductor product line's early start up nature, low volume, and low internal yields. Orthodontic translucent ceramic brackets increased gross profit which helped to offset the decline in gross profit between the comparable quarters. Thermo Materials contributed to an increase in gross profit for the quarter with its product lines consisting of ceramic rolls for the glass making industry and missile nose cones for the defense industry.

For the nine months ended September 30, 1997, the gross profit was $5.3 million or 25.0% as compared to the prior year's period of $6.3 million or 30.4%. The product mix between the nine month periods above were different, and the gross profit difference was higher last year. The comments for the gross profit differences between the nine month periods are the same as the above quarter comments except the first quarter of this year had greater declines in gross profit over the prior first quarter from the Company's Thermo Materials and Semicon Associates Divisions. As stated in the March 30, 1997 10Q, these gross profit declines were due to light volume for CRT applications for large screen television and tempered glass furnace components.

Selling Expenses.  Selling expenses were $395,000 for the quarter, and
----------------
$1,215,000 for the nine months ended September 30, 1997. The above compares to last year's total of $388,000 for the quarter, and $1,212,000 for the nine months ended September 30, 1996. There were no major variances between the respective periods.

General/Administrative.  General/administrative expenses were $1,032,000 for the
----------------------
third quarter and $2,668,000 for the nine months ended September 30, 1997. The above compares to last year's total of $817,000 for the quarter, and $2,355,000 for the nine months ended September 30, 1996. The main variance for the quarter and year to date periods was a non-recurring charge of approximately $220,000 related to legal fees associated with a litigation settlement.

Other Income.  Other income was $82,000 for the quarter, and $290,000 for the
------------
nine months ended September 30, 1997. This compares to other income of $119,000 for the quarter, and $304,000 for the nine months ended September 30, 1996.
The main variance between the quarter and year to date periods was due to changes in the amounts of royalty income.

Interest Expense.  Interest expense was $36,000 for the quarter, and $109,000
----------------
for the nine months ended September 30, 1997. This compares to $35,000 for the quarter, and $154,000 for the nine months ended September 30, 1996. The variance for the quarter and year to date periods was directly associated to debt.

Income Taxes.   The Company reversed out its provision for income tax in the
------------
third quarter of this year due to tax versus book reconciling items on inventory accounts. Therefore, the Company's provision for income taxes for nine months ended September 30, 1997 is $0. Also, for federal income tax purposes, 90% of the Company's income before tax provision may be offset by the available net operating losses carryforward due to the assessment of alternative minimum income taxes.

Net Income.  Reflecting all of the matters discussed above, net income was
----------
$508,000 (or $.06 per share) for the quarter, and $1,552,000 (or $.19 per share) for the nine months ended September 30, 1997. This compares to $1,084,000 (or $.14 per share) for the quarter, and $2,800,000 (or $.35 per share) for the nine months ended September 30, 1996.

Liquidity and Capital Resources
-------------------------------

The Company generally meets its operating and capital requirements for cash flow from operating activities and borrowings under its credit facilities. As of September 30, 1997, the Company had cash and cash equivalents of approximately $4.6 million.

Management believes that its current cash and cash equivalents on hand, as well as cash generated from operations and the ability to borrow under the existing credit facility, will be sufficient to finance anticipated capital and operating requirements for at least the next 12 months.

Statement of Accounting Pronouncements
--------------------------------------

Statement of Financial Accounting Standards ("SFAS") No. 128 Earnings per Share and SFAS No. 129 Disclosure of Information about Capital Structure were issued in February 1997 and are effective for periods ending after December 15, 1997. The Company will adopt SFAS No. 128 and SFAS No. 129 for the period ending December 31, 1997 and anticipates that such adoption will not materially impact the Company's financial statements. SFAS No. 130 Reporting Comprehensive Income and SFAS No. 131 Disclosures about Segments of an Enterprise and Related Information were issued in June 1997. The Company will adopt SFAS No. 130 and SFAS No. 131 in 1998 and anticipates that such adoption will not materially impact the Company's financial statements.

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

In August 1997 the Company was served with a complaint filed by a former employee of one of the Company's customers and his wife. The complaint, filed in the United States District Court, Eastern District of Tennessee, alleges that the husband contracted chronic beryllium disease as a result of his exposure to beryllium-containing products sold by Ceradyne. The complaint seeks compensatory damages in the amount of $5.0 million for the husband, $1.0 million for the wife, and punitive damages in the amount of $10.0 million. The Company believes that the plaintiffs' claims are without merit and that the resolution of this matter will not have a material adverse effect on the financial condition or operations of the Company. Defense of this case has been tendered to the Company's insurance carriers, some of which are providing defense and indemnification subject to a reservation of rights. There can be no assurances, however, that this claim will be covered by insurance, or that, if covered, the amount of insurance will be sufficient to cover any potential judgment.

During the third quarter of 1996, an action was concluded regarding a current employee and his wife who filed suit in 1994 alleging that he had contracted chronic beryllium disease as a result of his employment with the Company. Ceradyne was dismissed as a direct defendant in March 1996, but a cross-complaint filed by a previous landlord remained until August 1997, when the matter was resolved through arbitration. The Company paid the former landlord approximately $220,000 attributable to its legal fees, (which is reflected in general and administrative expense for the third quarter ended September 30,
1997).

In July 1997 the Company was served with a complaint filed by an employee of one of the Company's former parent companies and landlords. The complaint, filed in the Los Angeles County Superior Court on behalf of the employee by his wife, alleges that the husband contracted chronic beryllium disease as a result of his exposure to beryllium through Ceradyne's products, equipment and premises. The complaint seeks unspecified damages against the Company, its officers and its directors. The Company believes that the plaintiffs' claims are without merit and that the resolution of this matter will not have a material adverse effect on the financial condition or operations of the Company. Defense of this case has been tendered to the Company's insurance carriers, some of which are providing defense and indemnification subject to a reservation or rights. There can be no assurances, however, that this claim will be covered by insurance, or that, if covered, the amount of insurance will be sufficient to cover any potential judgment.

Items 2,3, 4 and 5.    N/A

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


CERADYNE, INC.



By: /s/ HOWARD F. GEORGE
    -----------------------------
    Howard F. George
    Vice President
    Chief Financial Officer
    (Principal Financial and Accounting Officer)


Dated:  November 14, 1997