Form 10-K405
period 1997-12-31
CERADYNE INC
filed 1998-03-30
CIK 18937

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the Fiscal Year Ending December 31, 1997

 [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No fee required)
       For the transition period from _______ to _______

                          Commission File No. 0-13059

                                CERADYNE, INC.
                                --------------
            (Exact name of Registrant as specified in its charter)

                Delaware                              33-0055414
     -------------------------------         -------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value (based on the closing price at which stock was sold) of the voting shares held by non-affiliates of the registrant as of March 5, 1998 was $35,096,587.

As of March 5, 1998, the number of shares of the registrant's Common Stock outstanding was 7,963,459.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement for its 1998 Annual Meeting of Stockholders are incorporated by reference into Part III.

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

Ceradyne's technology was originally developed primarily for defense and aerospace applications which have historically represented a substantial portion of its business. However, the Company has diversified its product lines on the development of new applications and markets, domestic and international, for its advanced technical ceramic technology, while continuing to serve its historical customer base which continues to account for a substantial portion of the Company's business.

From revenues of $25.6 million in 1987, the Company's revenues declined to a low of $15.9 million in 1993. Management believes that the Company's financial recovery commenced in the fourth quarter of 1994 due to an increase in new bookings and the divestiture of an historically unprofitable operation. Revenues began to increase in the third quarter of 1994, and have continued to increase during the years ended December 31, 1995, 1996 and 1997.

The Company continues to derive a substantial portion of its revenues from its traditional products, such as lightweight ceramic armor for military helicopters and microwave tube products. However, newer products developed or being developed by the Company for defense, industrial and consumer applications have represented a growing share of its business. Examples of these newer products include (i) large corrosion resistant ceramic components sold to a wide range of semiconductor equipment manufacturers; (ii) lightweight ceramic armor vests for military personnel; (iii) a modified translucent ceramic orthodontic bracket, which is sold to Unitek Corporation, a subsidiary of 3M, under an exclusive marketing agreement and marketed by Unitek under its brand name "Clarity", (iv) wear resistant components for industrial machinery, such as paper making equipment, made from the Company's Ceralloy(R) 147 silicon nitride advanced technical ceramic; and (v) missile nose cones or radomes for the defense industry.

The Company has a strategic relationship with the Ford Motor Company, pursuant to which Ford has acquired a 15.2% equity interest in the Company, and transferred ceramic-related technology to the

Company with a long-term objective of developing ceramic components for automobile engines. The Company's efforts in automotive and diesel applications are still in the experimental stage and the Company's ability to generate significant revenues from these applications is uncertain and may not occur for several years, if at all.

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

                               MELTING
                                POINT           HARDNESS           CHEMICAL                                DENSITY
                              (DEGREES          (VICKERS          RESISTANCE           ELECTRICAL           (GMS
    MATERIALS                FAHRENHEIT)         SCALE)            TO ACIDS            PROPERTIES          PER CC)
====================================================================================================================
Advanced technical                                                                  From conductors to
 ceramics                  2,500 to 6,900    1,600 to 7,000        Excellent       excellent insulators   2.5 to 4.5
--------------------------------------------------------------------------------------------------------------------
High strength alloy
 steel                     2,500 to 2,700      250 to 900            Fair               Conductors        7.0 to 9.0
--------------------------------------------------------------------------------------------------------------------
High performance                                                    Good to         Good to excellent
 plastics                    275 to 750          5 to 10           Excellent            insulators        1.0 to 2.0
====================================================================================================================

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

Ceradyne Strategy

The Company's strategy is to capitalize on its existing technologies, developed originally for defense and aerospace applications, to broaden its product and customer base through increased marketing efforts both domestically and internationally. The Company is focusing on additional customer opportunities for existing products, and on emerging markets and products which require or can benefit from the physical, chemical or electronic properties of advanced technical ceramics. To support this strategy, the Company hired Andre Ezis in January 1997 to fill the newly created position of Vice President, Research and Development. Mr. Ezis has been hiring additional staff to support the materials research and development required to move rapidly into opportunities in the semiconductor equipment and automotive business segments.

Ceradyne seeks to increase sales of its traditional products primarily through expanded domestic and global marketing efforts. Examples of these products and market applications include:

 .  Lightweight ceramic armor for military applications.

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

---------------------------------------------------------------------------------------------------------------------------------
      MARKET OPPORTUNITY                  TECHNICAL DEMANDS OF MARKET                  CERADYNE'S STRATEGIC RESPONSE
---------------------------------------------------------------------------------------------------------------------------------
                                                         INDUSTRIAL
---------------------------------------------------------------------------------------------------------------------------------
Corrosion resistant non oxide         The industry has historically used    Ceradyne has created a new business unit called
ceramics for use as semiconductor     silicon metal, quartz, and aluminum   "Semiconductor Equipment Components" and has begun
equipment chamber components that     oxide ceramics to fabricate chamber   supplying high density and high purity nitride and
handle wafers.                        components. Next generation           carbide ceramics to several equipment suppliers.  A
                                      equipment may have operating          newly created R & D group is attempting to develop
                                      conditions that may deteriorate       compositions tailored  to each equipment
                                      currently used materials in some      manufacturer's environment.
                                      sections.

Wear resistant components required    Failure of industrial equipment       Ceralloy 147 Sintered Reaction Bonded Silicon
on the rubbing or cutting surfaces    is often caused by premature          Nitride (SRBSN) industrial wear parts and cutting
of industrial machinery, such as in   wearing out of surfaces due to        tool inserts are designed to replace hard metal or
paper making equipment,               abrasive action. Examples             even oxide ceramic wear surfaces, resulting in great
centrifuges, and cutting tool         include paper making where the pulp   productivity, quality and longer "uptime."
inserts.                              slurry runs at 5000 feet per minute,
                                      or in metal cutting where as much as
                                      .125 inch depth of cut are removed
                                      in a single pass.

---------------------------------------------------------------------------------------------------------------------------------
                                                             DEFENSE
---------------------------------------------------------------------------------------------------------------------------------
Lightweight armor for military  and   As tactical conflicts as well as      Ceralloy 546 (boron carbide) or Ceralloy 146
law enforcement personnel.            terrorist and other activities        (silicon carbide) backed with Kevlar(TM), Spectra(TM)
                                      result in the increased use of        or other laminates are designed to provide lightweight
                                      automatic weapons, it has become      ballistic protection greater than Kevlar alone at an
                                      necessary to stop bullets as great    acceptable weight.
                                      as a .50 caliber machine gun
                                      round. However, vests or other
                                      armor must be light enough in
                                      weight to allow freedom of
                                      movement without undue fatigue.

Missile nose cones (radomes).         Next generation tactical missiles     The Company's advanced technical ceramic radomes are
                                      (Standard Missile Block IV and PAC-   designed to address demanding specifications of next
                                      3) will be required to fly at         generation missile nose cones.
                                      extremely high velocities, tight
                                      turning radii, and severe weather
                                      conditions. These operating
                                      conditions may preclude the use of
                                      conventional polymer materials.
---------------------------------------------------------------------------------------------------------------------------------
                                                            CONSUMER
---------------------------------------------------------------------------------------------------------------------------------
Orthodontic brackets.                 Traditional stainless steel           Ceradyne's Transtar translucent orthodontic
                                      orthodontic ceramic brackets are      brackets are inert, pick up the color of the
                                      often considered unsightly.           patient's teeth and allow the orthodontist to
                                      Substitute clear plastic materials    correct the patient's bite.  The Company and its
                                      can be weak and may stain. Some       marketing partner, 3M/Unitek, introduced an enhanced
                                      orthodontic patients prefer           version of this ceramic bracket in 1996, which is
                                      aesthetically pleasing brackets       marketed by Unitek under the brand name "Clarity".
                                      which can be affixed to each tooth
                                      to support the archwire.
---------------------------------------------------------------------------------------------------------------------------------
                                                          AUTOMOTIVE
---------------------------------------------------------------------------------------------------------------------------------
Automobile internal combustion        In order to achieve diesel engine     Ceradyne's Ceralloy 147 SRBSN is a candidate for a
engine and diesel engine valve        life of one million miles and         variety of engine components including bucket tappet
train and other engine components.    automobile engine life of over        inserts, engine valves, clevis pins and fuel
                                      100,000 miles without major           injection pump parts.  The Company is in prototype
                                      maintenance, it may be necessary to   development of parts for Detroit Diesel Corp.,
                                      replace metal engine components with  Caterpillar Inc., and Ford Motor Company.  Volume
                                      longer lasting, lighter weight,       production orders may not occur for several years,
                                      higher temperature resistant parts    if at all, and will depend on significant cost
                                      at acceptable unit costs.             reduction and other factors.
---------------------------------------------------------------------------------------------------------------------------------

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

Ford Motor Company Joint Product Development Program. Ceradyne completed a series of transactions with the Ford Motor Company ("Ford") in March 1986 with a long-term objective of developing ceramic components for automobiles. Key to this venture was the transfer of technology developed by Ford relating to technical ceramics, including a portfolio of United States and corresponding foreign patents and patent applications, and the investment of $10 million in the Company in exchange for Common Stock which eventually resulted in an ownership interest in Ceradyne of approximately 15%. Ford and the Company also entered into a joint development program pursuant to which Ceradyne has been applying its experience and expertise in technical ceramics to develop this technology into commercial products with a view to eventually developing components for automobile engines. Through fiscal 1997, Ford has contributed to the Company, on a cost sharing basis, a total of $4.2 million in cash and equipment under this joint development program. The technology acquired from Ford and the efforts of this joint development program have led to the development of Ceradyne's Ceralloy(R) 147 sintered reaction bonded silicon nitride (SRBSN) advanced technical ceramic, from which the Company now produces a line of industrial wear components and has made prototype parts for evaluation and testing in internal combustion and diesel engines.

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

Market Applications

The Company's products can be categorized by the principal market applications they address: (i) industrial, (ii) defense, (iii) consumer, (iv) microwave tube products and (v) automotive. These markets accounted for approximately 37.5%, 18.4%, 9.3%, 33.7% and 1.1%, respectively, of net sales for the year ended December 31, 1995, 31.3%, 27.9%, 11.9%, 28.5%, and .4%, respectively, of net sales for the year ended December 31, 1996, and 43.6%, 13.8%, 17.1%, 21.4%, and 4.1%, respectively, of net sales for the year ended December 31, 1997.

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

The Company received its first production contract for ceramic armor vests for military personnel in January 1995. This order, from the Defense Logistics Agency of the United States Government, was for $3.5 million in vests which the Company shipped during 1996. On March 2, 1998, the Company reported that a U.S. government agency had selected Ceradyne to provide certain ceramic armor products over a multi-year period. The initial award for product demonstration models was signed Friday, February 27, 1998. The Ceradyne proposal totaled in excess of $100 million (at the maximum quantity) over a 5 year period. There can be no assurances as to the exact quantities or deliveries under this program, which are at the discretion of the government.

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

  Consumer

Ceramic Orthodontic Brackets. In the orthodontic process of correcting a patient's tooth alignment, typically small (about 1/4") stainless steel brackets are adhered to each individual tooth in order to serve as a guide to the archwire which is the wire that sets into each bracket. The cosmetic appearance of all this metal is often considered quite unattractive. Ceradyne, together with its marketing partner, 3M/Unitek, have developed and are marketing ceramic orthodontic brackets made of Ceradyne's translucent ceramic, Transtar(R). The translucency of this ceramic bracket, together with the classic ceramic properties of hardness, chemical inertness and imperviousness, have resulted in a cosmetic substitute for traditional stainless steel brackets. These products are generally sold as aesthetic alternatives to conventional metal brackets and have been in production since 1987. Ceradyne and 3M Unitek introduced a new enhanced ceramic bracket called "Clarity" in October of 1996. This product has patent protection and offers new features which improve the bracket's strength and functionality, compared to earlier designs manufactured by the Company. Comments from orthodontists who have purchased Clarity brackets have been positive. The Company believes Clarity brackets offer the orthodontist a more robust product that will minimize treatment and chair time while providing superior aesthetic appearance.

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

Marketing and Customers

Each of Ceradyne's three manufacturing locations maintains an autonomous sales and marketing force promoting their individual products. The Company has more than 10 employees directly involved in marketing and has agreements with manufacturers' representatives in the United States and other countries who are compensated as a percent of sales in their territory. Ceradyne is focusing much of its marketing effort outside the United States through direct involvement of senior management personnel from the Company's U.S. facilities in concert with local manufacturing representatives. Revenues from export sales represented approximately 26%, 20% and 20% of total net sales in fiscal years 1995, 1996 and 1997, respectively.

Generally, the Company sells components to prime contractors or original equipment manufacturers. To a lesser extent, Ceradyne sells its products directly to the end user. The Company sells its translucent ceramic orthodontic brackets only to 3M/Unitek pursuant to an exclusive marketing agreement with that customer. See "Certain Factors That May Affect the Company's Business and
Future Results".   No customer accounted for more than 10% of total net sales in fiscal 1995, and DLA Finance Center, which purchases Ceradyne armor from the Company, accounted for approximately 17% of the Company's total net sales for fiscal 1996. For 1997, 3M/Unitek accounted for 17% of net sales.

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

Hot Pressing. The Company's hot pressing process is generally used to fabricate ceramic shapes for lightweight ceramic armor and semiconductor equipment components. Ceradyne has developed and constructed induction heated furnaces capable of operating at temperatures exceeding 4000 degrees(F) in inert atmospheres at pressures up to 5000 lbs. per square inch. This equipment enables Ceradyne to fabricate parts more than 26 inches in diameter, which is considered large for advanced technical ceramics. Through the use of multiple cavity dies and special tooling, the Company can produce a number of parts in one furnace during a single heating and pressing cycle.

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

Sintering of Fused Silica Ceramics. Sintering of fused silica ceramics is the process Ceradyne uses to fabricate fused silica ceramic shapes for applications in glass tempering furnaces, metallurgical tooling and other industrial uses.
To fabricate fused silica ceramic shapes, fused silica powders are made into unfired shapes through slip casting or other ceramic compaction processes. These unfired "green" shapes are fired as they move through a continuously operated 150 foot long tunnel kiln at temperatures up to 2500 degrees(F). The final shapes are often marketed in the "as fired" condition or, in some cases, precision diamond ground to achieve specific dimensional tolerances or surface finishes required by certain customers. See "Business, Manufacturing Processes-Diamond Grinding".

Ceramic-Impregnated Dispenser Cathode Fabrication. Ceramic-impregnated dispenser cathode fabrication is used to produce cathodes for microwave power tube applications. To produce ceramic-impregnated dispenser cathodes, both tungsten metal powders and ceramic powders are used. The tungsten metal powders are isostatically pressed in polymer tooling, removed and fired in special atmospheres at temperatures in excess of 4000 degrees(F). The tungsten billets are machined into precision shapes with exacting tolerances. The tungsten machined shapes are impregnated with a ceramic composite and fired at high temperatures in special atmospheres. The ceramic impregnated components are assembled and furnace brazed.

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

Fabrication of Translucent Ceramics (Transtar(R)). Ceradyne produces translucent aluminum oxide (Transtar(R)) components primarily for use as orthodontic ceramic brackets. The high purity powders are purchased from outside vendors and processed by dedicated conventional ceramic mechanical dry presses. The formed blanks are then fired in a segregated furnace in a hydrogen atmosphere at 1800 degrees(C) until the ceramics enter to a strong translucent condition. These fired aesthetic appearing brackets then have certain critical features diamond ground into them. The final step is a proprietary treatment of the bonding side in order to permit a sound mechanical seal when bound to the patient's teeth.

Diamond Grinding. Many of Ceradyne's advanced technical ceramic products must be finished by diamond grinding because of their extreme hardness. The Company's finished components typically are machined to tolerances of +/-.001 inch and occasionally are machined to tolerances up to +/-.0001 inch. To a limited extent, the Company also performs diamond grinding services for customers independently of its other manufacturing processes to specifications provided by the customer. The Company's diamond grinding department can perform surface grinding, diameter grinding, ultrasonic diamond grinding, diamond lapping, diamond slicing and honing. The equipment includes manual, automatic and computer numerically controlled (CNC) grinders. The CNC grinders have been specially adapted by the Company for precision grinding of ceramic contours to exacting tolerances.

Fabrication of Samarium Cobalt Permanent Magnets. The fabrication of samarium cobalt permanent magnets results in various magnet shapes which are primarily used in microwave tube applications. The Company procures premixed samarium cobalt powder either as SmCo\\5\\ or Sm\\2\\Co\\17\\ compositions. The powders are then milled and formed into the final configuration by pressing in a magnetic field using a specially designed magnet press. These "pre-fire" or "green" magnets are then sintered at 2000 degrees(F) in helium or vacuum. The magnets may then be subsequently diamond ground and characterized as to each individual magnet's strength.

Raw Materials. The starting raw materials for Ceradyne's manufacturing operations are generally fine, man-made powders available from several domestic and foreign sources. The raw materials, such as Kevlar(TM), graphite, metal components and ceramic powders are readily available from several commercial sources.

Quality Control. Ceradyne products are made to a number of exacting specifications. In order to meet both internal quality criteria and customer requirements, the Company has implemented a number of quality assurance and in-process statistical process control programs. These quality programs are implemented separately at each of Ceradyne's three manufacturing locations. Thermo Materials Division received its ISO 9002 Certification in 1997, and the other two divisions are in the process of ISO certification.

Engineering and Research

Ceradyne's engineering and research efforts consist primarily of application engineering in response to customer requirements. These efforts are directed to the creation of new products, the modification of existing products to fit specific customer needs, or the development of enhanced ceramic process technology. The Company is also engaged in internally-funded research to improve and reduce the cost of production and to develop new products. Costs associated with application engineering and internally-funded research are generally expensed as incurred and are included in cost of product sales. Costs associated with Company-funded research were approximately $400,000, $400,000 and $380,000 in 1995, 1996 and 1997, respectively.

Competition

Ceradyne competes on the basis of product performance, material specifications, application engineering capabilities, customer support, reputation and price. Competitive pressures vary in each specific product market, depending on the product and program. In many instances, the competitors are well-known companies with greater financial, marketing and technical resources than Ceradyne. Ceradyne intends to continue to focus on selected business areas in which it can exploit its technological, manufacturing and marketing strengths. Some of Ceradyne's competitors often are divisions of larger companies with each of Ceradyne's product lines subject to completely different competitors. Some of the competitors of the Company include Kyocera Corporation's Industrial Ceramics Group, Vesuvius, Mc Danel Refractories, Cercom, Coors Ceramics Company, Spectromat, and others. In many applications the Company also competes with manufacturers of non-ceramic materials. For future automotive applications, there is a wide range of both current and potential domestic and international competitors. See "Certain Factors That May Affect the Company's Business and Future Results".

Backlog

Ceradyne records an item as backlog when it receives a contract or purchase order indicating the number of units to be purchased, the purchase price, specifications and other customary terms and conditions. Ceradyne customarily includes unexercised options as a separate item in its backlog because the purchase orders are given on the basis of the total order, including options. Total backlog as of December 31, 1997 was approximately $18.6 million, consisting of $14.4 million of firm scheduled orders and $4.2 million of unexercised options. This compared to December 31, 1996 ending total backlog of approximately $21.7 million consisting of $11.2 million of firm scheduled orders and $10.5 million of unexercised options. Typically, firm orders are scheduled to be shipped within 12 to 18 months from receipt of order. Included in unexercised options as of December 31, 1995 and 1996 was a government option for approximately $6.1 million which expired in March 1997 without being exercised.

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

Through its association with Ford, Ceradyne acquired in excess of 80 U.S. patents, of which 26 are still active, and corresponding foreign patents and applications relating to technical ceramics for automotive technology. The last of these patents will expire in August 2007. See "Strategic Relationships".

"Ceralloy(R)," the name of Ceradyne's technical ceramics, "Ceradyne(R)" and the Ceradyne logo, comprising the stylized letters "CD(R)", are major trademarks of the Company which have been registered in the United States and various foreign countries. The Company also has other trademarks, including "Transtar(R)", "Semicon(R)", "Thermo(R)", "Isomolded(R)" and "NeedleLok(TM)".

Employees

At December 31, 1997, Ceradyne employed approximately 290 persons, including 14 employees with undergraduate or graduate degrees in ceramic engineering. Management considers its employee relations to be excellent. The Company has not experienced difficulty in attracting personnel. None of the Company's employees are represented by a labor union.

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

History of Operating Losses

For the fiscal years ended December 31, 1995, 1996 and 1997, the Company returned to profitability after sustaining net losses from fiscal 1987 through fiscal 1994 totaling approximately $21.4 million. The Company's operating losses resulted from a number of factors, including a decline in revenues due in part to reduced government spending on defense related products, which historically have represented the majority of the Company's business and are expected to represent a substantial portion of the Company's business in the foreseeable future. Also contributing to the Company's losses was a decline in sales of the Company's translucent ceramic orthodontic bracket, from peak revenues of $6.2 million in fiscal 1988 to $.4 million in fiscal 1994, due in part to excess inventory levels accumulated by the Company's exclusive distributor of this product, Unitek Corporation, a subsidiary of Minnesota Mining & Mfg. Co. ("3M/Unitek"), and also in part to resistance by some orthodontists to use the product because of technical problems experienced with earlier versions of the bracket. To maintain profitability and achieve revenue growth, the Company must, among other things, successfully address new opportunities for armor applications, including the development of capacity to successfully manufacture ceramic body armor in volume; achieve significant sales of the recently introduced new version of its translucent orthodontic bracket product, which is marketed by 3M/Unitek under the brand name "Clarity"; develop the capacity to successfully manufacture semiconductor equipment components in volume at acceptable profit margins; and continue to upgrade its technologies and commercialize products and services incorporating such technologies. There can be no assurance, however, that the Company will be able to sustain or improve its level of profitability in the future.

Importance of New Products; Limited Volume Manufacturing Experience for Products Under Development

The Company believes that its future prospects will depend to a large extent on the success of products which currently provide little revenue or which are still under development. These products include, in particular, semiconductor equipment components, lightweight ceramic armor vests for military personnel, improved versions of the Company's translucent ceramic orthodontic bracket, and ceramic components for automobile and diesel engines. In the latter half of 1996, the Company introduced a new version of its translucent ceramic orthodontic bracket called Clarity, which is designed to improve the performance and market acceptance of this product. The Clarity bracket is more difficult and costly to produce than earlier versions of this bracket and there can be no assurance that the Company will be able to produce this version in high volume at acceptable yields or that the new design will achieve market acceptance or result in increased sales of this product. The Company's efforts in producing ceramic components for automobile and diesel engines are still in the experimental stage, with future success substantially dependent on achieving significant cost reductions and developing high volume manufacturing capability while maintaining high quality levels. Furthermore, lead times for the introduction of new materials and components into production automobiles are typically several years. The market for ceramic automotive and diesel components is new and evolving, and advanced technical ceramics are not currently used in any significant automotive applications. Accordingly, demand and market acceptance for such products are subject to a high level of uncertainty. As a result of these factors, the Company believes that the use of ceramic components in high volume production automobile or diesel engines cannot be predicted and will not occur for several years, if at all.

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

Competition

The markets for applications of advanced technical ceramics are competitive.
The Company believes the principal competitive factors in these markets are product performance, material specifications, application engineering capabilities, customer support, reputation and price. Many of the Company's competitors, both domestic and international, have greater financial, marketing and technical resources than Ceradyne. The Company's competitors often are divisions of larger companies with each of Ceradyne's product lines subject to completely different competitors. Some of the competitors of the Company include Kyocera Corporation's Industrial Ceramics Group, Vesuvius, Mc Danel Refractories, Cercom, Coors Ceramics Company, Spectromat, and others. In many applications the Company also competes with manufacturers of non-ceramic materials. There can be no assurance that the Company will be able to compete successfully against its current or future competitors or that competition will not have a material adverse effect on the Company's results of operations and financial condition.

Environmental Concerns

The Company is subject to a variety of environmental regulations relating to the use, storage, discharge and disposal of hazardous materials. In the past, certain of the Company's products were produced using beryllium oxide, which is highly toxic in powder form. This powder, if inhaled, can cause chronic beryllium disease ("CBD") in a small percentage of the population. In recent years the Company has been sued by several former employees and a family member of one such former employee alleging that they had contracted CBD as a result of exposure to beryllium oxide powders used in the Company's products. Several of these claims have been settled without material liability to the Company, but several lawsuits are still pending. See "Item 3. Legal Proceedings". There can be no assurance that the Company will avoid liability to persons who contract CBD as a result of exposure to beryllium oxide while employed with the Company. While the Company believes that it is in material compliance with all existing applicable environmental statues and regulations, any failure by the Company to comply with statutes and regulations presently existing or enacted in the future could subject it to liabilities or the suspension of production. Furthermore, there can be no assurance that claims against the Company related to exposure to beryllium oxide powder will be covered by insurance or that, if covered, the amount of insurance will be sufficient to cover any potential adverse judgment.

Dependence on United States Government and Risk of Contract Termination

Of the Company's $17.3 million total backlog at December 31, 1997, approximately $3.1 million, or approximately 18% represents orders for defense applications. Some of the contracts for helicopter armor are directly or indirectly with agencies of the United States government. The Company anticipates that it will continue to depend heavily on direct or indirect sales to government agencies for a significant percentage of the Company's revenues for the foreseeable future. In recent years, budgets of many government agencies have been reduced, causing certain customers and potential customers for the Company's products to re-evaluate their needs. Such budget reductions are expected to continue over at least the next several years. However, in the first quarter of 1998, a U.S. government agency has selected Ceradyne to provide certain ceramic armor products over a multi-year period. The initial award for product demonstration models was signed Friday, February 27, 1998. The Ceradyne proposal totaled in excess of $100 million (at the maximum quantity) over a 5 year period. There can be no assurances as to the exact quantities or deliveries under this program, which are at the discretion of the government.

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

Dependence on International Sales

Shipments to customers outside of the United States accounted for approximately 26%, 20% and 20% of the Company's sales in fiscal 1995, 1996, and 1997, respectively. The Company anticipates that international shipments will continue to account for a significant portion of its sales. Certain of these revenues have been derived from sales to foreign government agencies and may be subject to risks similar to those set forth in "Dependence on United States Government and Risk of Contract Termination," set forth above.

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

Item 2.  Facilities
         ----------

The Company serves its markets from three manufacturing facilities across the United States. The Company's West Coast operations, located in Costa Mesa, California, primarily produces armor and orthodontic products, components for semiconductor equipment, and houses the Company's SRBSN research and development activities. The Company's cathode development and production are handled through its Semicon Associates division located in Lexington, Kentucky. Fused silica products, including missile radomes, are produced at the Company's Thermo Materials division located in Scottdale, Georgia. These three facilities comprise approximately 74,000, 35,000 and 85,000 square feet, respectively. The Company's Costa Mesa and Scottdale facilities are held under long-term leases which expire in October 2000 and December 2000, respectively. The Company owns its Lexington, Kentucky facilities.

Ceradyne's manufacturing structure is summarized in the following table:

========================================================================================================
          FACILITY LOCATION                                           PRODUCTS
--------------------------------------------------------------------------------------------------------
Costa Mesa, California                      . Semiconductor Equipment Components
  Approximately 74,000 square feet          . Lightweight ceramic armor
                                            . Orthodontic ceramic brackets
                                            . Ceralloy(R) 147 SRBSN wear parts
                                            . Precision ceramics
                                            . Ceralloy(R) 147 SRBSN diesel/automotive engine parts (R&D)
--------------------------------------------------------------------------------------------------------
Lexington, Kentucky                         . Microwave ceramic-impregnated dispenser cathodes
  Approximately 35,000 square feet          . Ion laser ceramic-impregnated dispenser cathodes
                                            . Samarium cobalt magnets
--------------------------------------------------------------------------------------------------------
Scottdale, Georgia                          . Glass tempering rolls (fused silica ceramics)
  Approximately 85,000 square feet          . Metallurgical tooling (fused silica ceramics)
                                            . Missile radomes (fused silica ceramics)
                                            . Castable and other fused silica product
========================================================================================================

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

In July 1997 the Company was served with a complaint filed by an employee of one of the Company's former parent companies and landlords. The complaint, filed in the Los Angeles County Superior Court on behalf of the employee by his wife, alleges that the husband contracted chronic beryllium disease as a result of his exposure to beryllium through Ceradyne's products, equipment and premises. The complaint seeks unspecified damages against the Company, its officers and its directors. The Company believes that the plaintiff's claims are without merit and that the resolution of this matter will not have a material adverse effect on the financial condition or operations of the Company. Defense of this case has been tendered to the Company's insurance carriers, some of which are providing defense and indemnification subject to a reservation of rights. There can be no assurances, however, that this claim will be covered by insurance, or that, if covered, the amount of insurance will be sufficient to cover any potential judgment.

In August 1997 the Company was served with a complaint filed by a former employee of one of the Company's customers and his wife. The complaint, filed in the United States District Court, Eastern District of Tennessee, alleges that the husband contracted chronic berylliium disease as a result of his exposure to beryllium-containing products sold by Ceradyne. The complaint seeks compensatory damages in the amount of $5.0 million for the husband, $1.0 million for the wife, and punitive damages in the amount of $10.0 million. The Company believes that the plaintiffs' claims are without merit and that the resolution of this matter will not have a material adverse effect on the financial condition or operations of the Company. Defense of this case has been tendered to the Company's insurance carriers, some of which are providing defense and indemnification subject to a reservation of rights. There can be no assurances, however, that this claim will be covered by insurance, or that, if covered, the amount of insurance will be sufficient to cover any potential judgment.

Item 4.   Submission of matters to a vote of security holders
          ---------------------------------------------------

  Not applicable

                                   MANAGEMENT

Executive Officers of the Registrant.

  The executive officers of the Company as of March 28, 1998 are as follows:

         Name               Age                        Position
         ----               ---                        --------
Joel P. Moskowitz.....       58      Chairman of the Board, President and Chief
                                     Executive Officer

Earl E. Conabee.......       60      Vice President, and Director of Marketing
                                     at Thermo Materials

Andre Ezis............       55      Vice President, Research and Development

Howard F. George......       53      Vice President, Finance; Chief Financial
                                     Officer and Secretary

Donald A. Kenagy......       56      Vice President, and President of Thermo
                                     Materials

David P. Reed.........       43      Vice President, and General Manager of
                                     Advanced Technical Ceramics

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

  Andre Ezis was appointed to the position of Vice President, Research and Development in January, 1997. Prior to joining Ceradyne, Mr. Ezis was Vice President of Research and Development at Cercom, Inc. for the period of 11 years. From 1970 to 1986, Mr. Ezis was with Ford Motor Company at its Research Science Center. Mr. Ezis earned a B.S. in Ceramic Engineering in 1966 at Ohio State University, and a M.S. in Nuclear Engineering in 1969 also from Ohio State University.

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

                                     PART II

Item 5.   Market for the Registrant's Common Equity and Related
          -----------------------------------------------------
          Stockholder Matters
          -------------------

The Company's Common Stock is traded on the Nasdaq National Market under the symbol CRDN. The following table sets forth for the calendar quarters indicated the high and low closing sale prices per share on the National Market as reported by Nasdaq. As of January 2, 1998, the Company had approximately 535 record holders of its Common Stock.

                                  High              Low
                                  ----              ---

Year ended December 31, 1996
     First Quarter.............    9 1/4             5 3/4
     Second Quarter............   11 3/4             8 3/8
     Third Quarter.............   11 3/8             7 5/8
     Fourth Quarter............   10 1/4             6

Year ended December 31, 1997
     First Quarter.............    9  1/8            5 7/8
     Second Quarter  ..........    6  3/8            4 1/4
     Third Quarter.............    9  5/8            4 5/8
     Fourth Quarter............    6 31/64           3 3/4

The present policy of Ceradyne is to retain earnings for the operation and expansion of its business. Ceradyne has never paid cash dividends, and management does not anticipate that it will do so in the foreseeable future.

The Company did not sell any equity securities during the year ended December 31, 1997 that were not registered under the Securities Act of 1933.

Item 6.   Selected Financial Data
          -----------------------

Statements of Operations Data: (Amounts in thousands, except per share data)
-----------------------------

                                                                    December 31,
                                        --------------------------------------------------------------------
                                           1997          1996           1995          1994          1993
                                        -----------   -----------   ------------   -----------   -----------
Net Sales                                  $28,693       $28,212        $23,404       $17,996       $15,987
Cost of product sales                       23,274        21,065         16,948        15,867        14,589
                                           -------       -------        -------       -------       -------
Gross profit                                 5,419         7,147          6,456         2,099         1,398
                                           -------       -------        -------       -------       -------

Operating expenses:
Selling                                      1,515         1,571          1,492         1,502         1,372
General & administrative                     3,660         3,137          2,748         2,535         2,595
                                           -------       -------        -------       -------       -------
                                             5,175         4,708          4,240         4,037         3,967
                                           -------       -------        -------       -------       -------
Income (loss) from operations                  244         2,439          2,216        (1,938)       (2,569)

Other income (expense):
Other income                                   265         1,890            265           366          (212)
Interest expense                              (134)         (162)          (342)         (294)         (240)
                                           -------       -------        -------       -------       -------

Income (loss) before provision
 (benefit) for income taxes                    375         4,167          2,139        (1,866)       (2,597)
Provision (benefit) for income taxes        (1,675)          127             50          ----          ----
                                           -------       -------        -------       -------       -------
      Net income (loss)                    $ 2,050       $ 4,040        $ 2,089       $(1,866)      $(2,597)
                                           =======       =======        =======       =======       =======

Basic income (loss) per share              $   .26       $   .52        $   .32       $  (.30)      $  (.42)
                                           =======       =======        =======       =======       =======
Diluted income (loss) per share            $   .26       $   .51        $   .32       $  (.30)      $  (.42)
                                           =======       =======        =======       =======       =======
Weighted average shares
   outstanding                               8,035         7,985          6,607         6,238         6,169

Balance Sheet Data:
------------------
                                                                   December 31,
                                           ----------------------------------------------------------------
                                             1997          1996           1995          1994          1993
                                             ----          ----           ----          ----          ----
Working capital                            $15,327       $15,892        $13,216       $ 5,053       $ 5,630
Total assets                                29,017        28,398         24,880        16,862        18,130
Long-term obligations                          ---           ---            555           905         1,367
Shareholder's equity                        26,760        24,440         19,852        11,602        13,443

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

Overview

The Company's technology was developed primarily for defense and aerospace applications, which have historically represented and continue to represent a substantial portion of its business. Utilizing this historical base, the Company has transitioned over several years to a more balanced product offering, including industrial, consumer, microwave tube products, automotive, and defense applications.

From a high of $25.6 million in 1987, the Company's revenues declined to a low of $15.9 million in 1993. Management believes that the Company's financial recovery commenced in the fourth quarter of 1994 due to an increase in new bookings and the divestiture of an historically unprofitable operation. Revenues began to increase in the third quarter of 1994, and have continued to increase during the years ended December 31, 1995, 1996 and 1997. There can be no assurances, however, that the Company's revenue or profit will continue to increase in the future.

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

Results of Operations

The percentage relationships to net sales of certain income and expense items for the three years ended December 31, 1997 are contained in the following table.


                                            Year Ended December 31,
                                          ---------------------------
                                           1997      1996      1995
                                          -------   -------   -------
Net Sales                                 100.00%   100.00%   100.00%
Cost of product sales                      81.11     74.67     72.41
                                          ------    ------    ------

 Gross Profit                              18.89     25.33     27.59
                                          ------    ------    ------

Operating Expenses:
 Selling                                    5.28      5.57      6.37
 General & Administration                  12.76     11.11     11.75
                                          ------    ------    ------
                                           18.04     16.68     18.12
                                          ------    ------    ------
Income from operations                       .85      8.65      9.47
Other income (expenses):
 Other income                                .93      6.69      1.13
 Interest expense                           (.47)     (.57)    (1.46)
                                          ------    ------    ------
                                             .46      6.12     (0.33)
                                          ------    ------    ------

Income before provision
(benefit) for income taxes                  1.31     14.77      9.14
Provision (benefit) for income taxes       (5.83)      .45       .21
                                          ------    ------    ------

Net income                                  7.14%    14.32%     8.93%
                                          ======    ======    ======

Years Ended December 31, 1997 and 1996.

Net Sales. Net sales for the year ending December 31, 1997 were $28.7 million, a modest increase of $.5 million, or 1.7%, compared to the prior year. Key elements of the 1997 product mix compared to 1996 reflects the following:
Structural ceramics for semiconductor equipment, a virtually new product line, increased from $.l million in 1996 to $2.3 million in 1997. The introduction of "Clarity" orthodontic ceramic brackets resulted in sales of $4.9 million in 1997, a 118% increase over 1996. This increase was due to increasing product acceptance by orthodontists and the requirement by Ceradyne's customer, Unitek (a Division of 3M), to meet its inventory levels. Armor sales decreased to $3.4 million in 1997 from $7.5 million in 1996 due to a decline in lightweight ceramic armor vest shipments caused by the government's decision to not exercise its option for $6.1 million, which lapsed in March 1997. Sales of the company's cathodes for use in television and related uses fell to $.25 million from $1.1 million in 1996. Management believes that the potential for large scale production of its cathodes for television and related applications may not materialize in the near future, if at all.

International sales have and are expected to continue to be an important part of the Company's business, representing 20% of the Company's net sales for the period ending December 31, 1997, and is the same percentage as for the prior year. The decrease in international shipments for cathodes for television from the Semicon Associates Division has been offset by an increase of international shipments for fused silica ceramics by the Thermo Materials Division.

Gross Profit. The Company's gross profit was $5.4 million, or 18.9% of net sales, for the year ended December 31, 1997, compared to $7.1 million, or 25.3% of net sales, for the year ended December 31, 1996. The decrease in gross profit for the year ended December 31, 1997 as compared to the prior year was $1.7 million or 24.2%. The major reason for the decrease in gross profit was an adjustment of approximately $1.6 million to write off inventory and establish inventory reserves related to product lines at Semicon Associates Division in Kentucky. Management has determined that obsolete inventory in the cathode product line, and the CRT ceramic-impregnated dispenser cathode for television applications, needs to be reserved in the amount of $.8 million. Of this amount, $.5 million relates to inventory related to a contract with a Korean manufacturer. Management does not believe that this contract will be fully executed and is in discussions with the Korean customer. Also, a write down of $.9 million resulting from net realizable value analyses was recorded in the cathode product line. The Company has shifted production among different product lines and now buys certain assemblies, which were previously manufactured in house, from outside sources.

Except for the above adjustments, the gross profit change was slight between the 2 years. The orthodontic ceramic product line had increased gross profit because of a sales volume increase of over 118%, and better process yields over the prior year. The industrial product line also showed improvement in its process yields over the prior year. The above increases were offset by decreases in gross profit by the semiconductor product line which experienced initial start up costs and low production yields. Also, the armor product line had a lower profit margin in 1997 than in 1996 because of sales volume decreases which did not absorb as much of the Company's fixed overhead as in the prior year.

Selling expenses were $1.5 million for the year ended December 31, 1997, a decrease of $56,000 from the comparable period of the prior year. This decrease was primarily due to reduced commission expense.

General and administrative expenses were $3.6 million for the year ended December 31, 1997, a $483,000 increase from the comparable period of the prior year. The increases were primarily due to legal fees associated with a litigation settlement, and to a write off of an account receivable from a Far East customer.

Other Income and Expense. Other income was $265,000 for the year ended December 31, 1997 compared to $1,890,000 for the year ended December 31, 1996. The decrease was mainly attributable to last year's reimbursement of $.2 million from an insurance carrier for legal expenses, and a settlement with an insurance carrier which netted approximately $1.3 million to the Company.

Interest Expense. For the year ended December 31, 1997 interest expense was $134,000, a 17.3% decrease over the comparable period of the prior year, primarily attributable to a decrease in debt.

Income Taxes. The Company, in conformance with its adopted Statement of Financial Accounting Standard (SFAS) No. 109, "Accounting for Income Taxes", has reversed a portion of the valuation allowance previously established applicable to the net deferred tax asset. The income tax benefit resulting from the reversal results from the Company's recent history of profitable operations.
The Company has available net operating loss carryforwards of approximately $11.6 million as of December 31, 1997 for federal income tax purposes.

Net Income. Reflecting all of the matters discussed above, net income was $2,050,000 (or $.26 per share) for the year ended December 31, 1997 compared to a net income of $4,040,000 (or $.51 per share) for the prior year.

Year 2000 Disclosure. Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. This inability to recognize or properly treat the Year 2000 may cause the company's systems and applications to process critical financial and operational information incorrectly. The company continues to assess the impact of the Year 2000 issue on its reporting systems and operations.

The company is currently in the process of investigating whether its internal accounting systems and other operational systems are Year 2000 compliant. A new software system which is Year 2000 compliant was installed at the Corporate Headquarters and at the West Coast operations of Advanced Technical Ceramics in 1996. The Company expects to effect the conversion of its internal accounting system at its Kentucky and Georgia divisions to such upgraded software in 1998 and 1999. The costs associated with these conversions are approximately $150,000. However, there can be no assurance that certain of the Company's internal computer systems or networks or those of its key vendors and distributors will not be adversely affected by such Year 2000 issues, which could have a material adverse effect on the Company's business, operating results or financial condition.

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

Gross Profit. The Company's gross profit increased to $7.1 million, or 25.3% of net sales, for the year ended December 31, 1996, compared to $6.5 million, or 27.8% of net sales, for the year ended December 31, 1995. The increase in gross profit for the year ended December 31, 1996 as compared to the prior year was $.6 million or 10.7%. The Company's sales volume for the year ended December 31, 1996, versus the prior year, had a favorable impact on absorbing fixed manufacturing overhead, and as a result, the Company's gross profit, in absolute dollars was impacted positively. Highlighting the products that contributed to gross profit increases were armor products and other advanced technical products. The armor products contributed to the gross profit because of betterment in yields due to a continuing favorable volume during the year.
Other advanced technical products had record shipments, combined with a favorable product mix, such as semiconductor equipment chamber components that handle wafers, paper industry ceramic products and centrifuge ceramic components.

However, as a percentage of net sales, there was a decrease of 2.5% in gross profit over the prior year, and the reason for the decrease was that early in the first quarter of 1997, management determined that manufacturing processes and resulting complexities in the cost accounting methodology created an over valuation of inventory among certain of the product lines at the Semicon Association Division. Therefore, an adjustment was made to write down work-in-process inventory by $595,000, and to reserve an additional $300,000 for excess inventory for year ended December 31, 1996.

Selling expenses were $1.6 million for the year ended December 31, 1996, an increase of .5% from the comparable period of the prior year. This increase was mainly due to commission expense related to increased sales volume.

General and administrative expenses were $3.1 million for the year ended December 31,1996, a 14.2% increase from the comparable period of the prior year. This increase was primarily due to the payment of employee incentive bonuses indexed to the Company's profitability during the year ended December 31, 1996.

Other Income and Expense. Other income increased to $1,890,000 for the year ended December 31, 1996 compared to $265,000 for the year ended December 31, 1995. The increase of $1,625,000 was mainly attributable to: Royalty income from orthodontic sales of approximately $118,000; interest income of $140,000 from cash deposits on hand; a reimbursement of $164,000 from an insurance carrier for legal expenses, and an insurance settlement the Company favorably negotiated in litigation brought against an insurance carrier netted $1.3 million to the Company.

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

In November, 1997 the Company terminated its revolving credit agreement with an asset based lender, and entered into a revolving credit agreement with Comerica Bank. The new credit facility amount remains at $4,000,000 and no collateral will be required of the Company. During the transition of changing financial institutions, the Company paid off its short term minimum borrowing requirement debt of $1,000,000. As of December 31, 1997 there had been no borrowing under the new credit facility.

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

Item 8.  Consolidated Financial Statements and Supplementary Data
         --------------------------------------------------------

The Consolidated Financial Statements and Supplementary Data commence at page 36 of this report and an index thereto in included in Part IV, Item 14 of this report.

Item 9.  Changes in and Disagreements with Accountants on Accounting and
         ---------------------------------------------------------------
         Financial Disclosure
         --------------------

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

                                 PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K
           ---------------------------------------------------------------

(a) List of documents filed as part of this report:

    (1) Financial Statements:                                        Page
        ---------------------                                        ----

      Report of Independent Public Accountants                          35
      Consolidated Balance Sheets at December 31, 1997 and 1996      36-37
      Consolidated Statements of Operations for                         38
        the Years Ended December 31, 1997, 1996 and 1995
      Consolidated Statements of Stockholders Equity for                39
        the Years Ended December 31, 1997, 1996, and 1995
      Consolidated Statements of Cash Flows for the Years ended      40-41
        December 31, 1997, 1996 and 1995
      Notes to Consolidated Financial Statements                     42-53

    (2) Financial Statement Schedules:
        ------------------------------

    Schedule VIII -- Valuation and Qualifying Accounts               54

    All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements and Notes thereto.

(b) The following reports on Form 8-K were filed during the last quarter of the fiscal year ended December 31, 1997:

    None

(c) List of Exhibits

    3.1 Certificate of Incorporation of the Registrant. Incorporated herein by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form 8-B.

    3.2 Bylaws of Registrant. Incorporated herein by reference to Exhibit 3.2 to the Registrant's Form 10-Q Report for the period ended June 30, 1996.

    3.3 Amendment to Bylaws of Registrant, adopted April 29, 1996. Incorporated herein by reference to Exhibit 3.3 to the Registrant's Form 10-Q Report for the period ended June 30, 1996.

    4.1 Form of Representatives' Common Stock Purchase Warrant. Incorporated herein by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-1 (File No. 33-62345).

10.1* Ceradyne, Inc. 1983 Stock Option Plan as amended and restated. (Incor-porated by reference from Exhibit 10.13 to the Company's Registration Statement on Form S-1 (File No. 2-99930) filed on September 25, 1985 (the "1985 S-1").

10.2 Lease between Trico Rents and the Registrant dated March 23, 1984, covering premises located at 235 Paularino Avenue, Costa Mesa, California. Incorporated herein by reference to Exhibit 10.14 to the Registration Statement on Form S-1 (File No. 2-90821).

10.3 Lease covering premises located at 3169-A Red Hill Avenue, Costa Mesa, California dated October 28, 1985. Incorporated herein by reference to
         Exhibit 10.30 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

10.4 Stock Sales Agreement between the Registrant and Ford Motor Company dated March 11, 1986. Incorporated herein by reference to Exhibit
         10.31 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

10.5 Agreement between certain shareholders of the Registrant and Ford Motor Company dated March 11, 1986. Incorporated herein by reference to
         Exhibit 10.32 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1985.

10.6 Stock Purchase Agreement between Ceradyne Advanced Products, Inc., the Registrant and Ford Motor Company dated March 11, 1986. Incorporated herein by reference to Exhibit 10.33 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1985.

10.7 Patent and Technology Transfer Agreement between Ford Motor Company and Ceradyne Advanced Products, Inc. dated March 11, 1986. Incorporated herein by reference to Exhibit 10.34 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1985.

10.8 License Agreement between the Registrant and Ceradyne Advanced Products, Inc. dated March 11, 1986. Incorporated herein by reference to Exhibit 10.35 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1985.

10.9 License Agreement between Ford Motor Company and the Registrant dated March 11, 1986. Incorporated herein by reference to Exhibit 10.36 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1985.

10.10 Joint Development Agreement between the Registrant and Ford Motor Company dated March 11, 1986. Incorporated herein by reference to
         Exhibit 10.37 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1985.

10.11 Lease dated March 31, 1986 covering premises located at 3163 Red Hill Avenue, Costa Mesa, California. Incorporated herein by reference to
         Exhibit 10.45 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1986.

10.12 Lease dated August 5, 1986 covering premises located at 225 Paularino Avenue, Costa Mesa, California. Incorporated herein by reference to
         Exhibit 10.46 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1986.

10.13 Short-form Memorandum of Lease Assignment dated December 15, 1986, and Lease dated June 23, 1980, covering premises located at 3449 Church Street, Scottdale, Georgia. Incorporated herein by reference to Exhibit
         10.47 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1986.

10.14* Amendment dated June 3, 1986 to the Ceradyne, Inc. 1983 Stock Option Plan. Incorporated herein by reference to Exhibit 10.50 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1986.

10.15* Amendment dated March 16, 1987 to the Ceradyne, Inc. 1983 Stock Option Plan. Incorporated herein by reference to Exhibit 10.51 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1986.

10.16 Joint Development and Agreement dated March 28, 1986 between Unitek Corporation and the Registrant, and First and Second Amendments thereto. Incorporated herein by reference to Exhibit 10.52 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1986.

10.17* Amendment dated April 30, 1987 to the Ceradyne, Inc. 1983 Stock Option Plan. Incorporated herein by reference to Exhibit 10.56 to the Registrant's Registration Statement on Form 8-B.

10.18* Employment Agreement entered into as of July 5, 1994 by and between Joel P. Moskowitz and the Registrant. Incorporated herein by reference to Exhibit 10.30 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

10.19* Ceradyne, Inc. 1994 Stock Incentive Plan. Incorporated herein by reference to Exhibit 10.31 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

10.20* Amendment No. 1 to the Ceradyne, Inc. 1994 Stock Incentive Plan. Incorporated herein by reference to Exhibit 4.2 to Registrant's Registration Statement on Form S-8 (File No. 33-61675).

10.21* Ceradyne, Inc. 1995 Employee Stock Purchase Plan. Incorporated herein by reference to Exhibit 4.1 to Registrant's Registration Statement on Form S-8 (File No. 33-61677).

10.22 Amendment No. 2, dated June 5, 1995, to Lease between Trico Rents and the Registrant covering premises located at 235 Paularino Avenue, Costa Mesa, California. Incorporated herein by reference to Exhibit
         10.32 to the Registrant's Registration Statement on Form S-1 (File No. 33-62345).

10.23 Amendment No. 2, dated June 5, 1995, to Lease covering premises located at 3169-A Red Hill Avenue, Costa Mesa, California. Incorporated herein by reference to Exhibit 10.33 to the Registrant's Registration Statement on Form S-1 (File No. 33-62345).

10.24 Amendment No. 2, dated June 5, 1995, to Lease dated March 31, 1986 covering premises located at 3163 Red Hill Avenue, Costa Mesa,
        California.   Incorporated herein by reference to Exhibit 10.34 to the
        Registrant's Registration Statement on Form S-1 (File No. 33-62345).

10.25 Amendment No. 2, dated June 5, 1995, to Lease dated August 5, 1986 covering premises located at 225 Paularino Avenue, Costa Mesa, California. Incorporated herein by reference to Exhibit 10.35 to the Registrant's Registration Statement on Form S-1 (File No. 33-62345).

10.26* Amendment No. 2 to the Ceradyne, Inc. 1994 Stock Incentive Plan incorporated herein by reference to Exhibit 10.36 to the Registrant's Annual report on Form 10-K for the fiscal year ended December 31, 1996.

10.27 Amendment No. 3 to the Ceradyne, Inc. 1994 Stock Incentive Plan. Incorporated herein by reference to Exhibit 4.4 to Registrant's Registration Statement on Form S-8 (File No. 33-31679).

21.1    Subsidiaries of the Registrant. Incorporated herein by reference to
        Exhibit 23.2 to the Registrant's Statement on Form S-1 (File No. 33-62345).

23.1    Consent of Arthur Andersen LLP.

27.1    Financial Data Schedule.

  * Each of these exhibits constitutes a management contract, compensatory plan, or arrangement required to be filed as an exhibit to this Report pursuant to Item 14(c) of this Report.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                   ----------------------------------------


To Ceradyne, Inc.

We have audited the accompanying balance sheets of CERADYNE, INC. (a Delaware corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position Ceradyne, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and are not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                        /s/ ARTHUR ANDERSEN LLP
                                        ARTHUR ANDERSEN LLP

Orange County, California
March 18, 1998

                                CERADYNE, INC.
                                --------------
                          CONSOLIDATED BALANCE SHEETS
                          --------------------------
                          DECEMBER 31, 1997 AND 1996
                          --------------------------

                                    ASSETS
                                    ------
                            (Amounts in thousands)

                                                                1997      1996
                                                              -------   -------
CURRENT ASSETS:
 Cash and cash equivalents                                    $ 3,569   $ 4,643
 Accounts receivable, net of allowances of
  approximately $179 and $125 for doubtful
  accounts in 1997 and 1996, respectively                       4,685     4,854
 Other receivables                                                 96     1,397
 Inventories                                                    7,366     7,756
 Production tooling                                               882       538
 Prepaid expenses and other                                       716       401
                                                              -------   -------
   Total current assets                                        17,314    19,589
                                                              -------   -------


PROPERTY, PLANT AND EQUIPMENT, at cost
 Land                                                             422       422
 Buildings and improvements                                     1,825     1,825
 Lease rights                                                   2,659     2,659
 Machinery and equipment                                       18,456    15,718
 Leasehold improvements                                         1,629     1,278
 Office equipment                                               2,001     1,829
 Construction in progress                                         401       600
                                                              -------   -------
                                                               27,393    24,331
  Less--Accumulated depreciation and amortization              19,427    18,073
                                                              -------   -------
                                                                7,966     6,258
                                                              -------   -------
COSTS IN EXCESS OF NET ASSETS ACQUIRED,
 net of accumulated amortization of $1,751 and $1,595 in
 1997 and 1996, respectively                                    1,923     2,079
                                                              -------   -------

OTHER ASSETS, net of accumulated amortization of
 $592 and $565 in 1997 and 1996, respectively                   1,814       472
                                                              -------   -------

   Total assets                                               $29,017   $28,398
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

                                 CERADYNE, INC.
                                 --------------

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                           DECEMBER 31, 1997 AND 1996
                           --------------------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
                   (Amounts in thousands, except share data)

                                                            1997        1996
                                                          ---------   ---------
CURRENT LIABILITIES:
 Current portion of long-term debt                        $    ---    $  1,000
 Accounts payable                                            1,197       1,662
 Accrued expenses:
  Payroll and payroll related                                  622         662
  Other                                                        168         373
                                                          --------    --------
     Total current liabilities                               1,987       3,697
                                                          --------    --------

LONG-TERM DEBT                                                 ---         ---
                                                          --------    --------

DEFERRED REVENUE                                               270         261
                                                          --------    --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
 Common stock, $.01 par value:
  Authorized--12,000,000 shares
  Outstanding--7,963,459 and 7,901,790 shares
  in 1997 and 1996, respectively                            37,408      37,138
 Accumulated deficit                                       (10,648)    (12,698)
                                                          --------    --------

     Total stockholders' equity                             26,760      24,440
                                                          --------    --------

     Total liabilities and stockholders' equity           $ 29,017    $ 28,398
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

                                 CERADYNE, INC.
                                 --------------

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
              ----------------------------------------------------

                 (Amounts in thousands, except per share data)

                                            1997       1996       1995
                                            ----       ----       ----

NET SALES                                 $28,693    $28,212    $23,404

COST OF PRODUCT SALES                      23,274     21,065     16,948
                                          -------    -------    -------

   Gross profit                             5,419      7,147      6,456
                                          -------    -------    -------

OPERATING EXPENSES:
 Selling                                    1,515      1,571      1,492
 General and administrative                 3,660      3,137      2,748
                                          -------    -------    -------

                                            5,175      4,708      4,240
                                          -------    -------    -------

   Income from operations                     244      2,439      2,216
                                          -------    -------    -------

OTHER INCOME (EXPENSE):
 Other income, net                            265      1,890        265
 Interest expense                            (134)      (162)      (342)
                                          -------    -------    -------
                                              131        728        (77)
                                          -------    -------    -------

   Income before provision (benefit)
    for income taxes                          375      4,167      2,139

PROVISION (BENEFIT) FOR INCOME
  TAXES                                    (1,675)       127         50
                                          -------    -------    -------

   Net income                             $ 2,050    $ 4,040    $ 2,089
                                          =======    =======    =======

BASIC INCOME PER SHARE                    $   .26    $   .52    $   .32
                                          =======    =======    =======

DILUTED INCOME PER SHARE                  $   .26    $   .51    $   .32
                                          =======    =======    =======

                  The accompanying notes are an integral part
                       of these consolidated statements.

                                CERADYNE, INC.
                                --------------

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                ------------------------------------------------

             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, and 1995
             -----------------------------------------------------

                   (Amounts in thousands, except share data)



                                     Common Stock
                                 ------------------
                                  Number               Accumulated
                                 of Shares   Amount      Deficit
                                ----------  -------   ------------
BALANCE, December 31, 1994      6,243,734    $30,429     $(18,827)

 Issuance of common stock          13,090         22          ---
 Exercise of stock options         78,800        205          ---
 Public offering                1,380,000      5,934          ---
 Net income                           ---        ---        2,089
                                ---------    -------     --------

BALANCE, December 31, 1995      7,715,624     36,590      (16,738)

 Issuance of common stock          25,521        147          ---
 Exercise of stock options        160,645        401          ---
 Net Income                           ---        ---        4,040
                                ---------    -------     --------

BALANCE, December 31, 1996      7,901,790     37,138      (12,698)


 Issuance of common stock          37,469        202          ---
 Exercise of stock options         24,200         68          ---
 Net Income                           ---        ---        2,050
                                ---------    -------     --------

BALANCE, December 31, 1997      7,963,459    $37,408     $(10,648)
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

                                CERADYNE, INC.
                                --------------

                     CONSOLIDATED STATEMENTS OF CASH FLOW
                     ------------------------------------

             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
             ----------------------------------------------------

                            (Amounts in thousands)



                                                            1997       1996       1995
                                                          --------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                               $ 2,050    $ 4,040    $ 2,089

  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                            1,361      1,284      1,532

  Changes in operating assets and liabilities:
   (Increase) decrease in accounts receivable, net             169     (1,095)      (868)
   (Increase) decrease in other receivables                  1,301     (1,385)        (6)
   (Increase) decrease in inventories                          390     (1,007)    (1,013)
   (Increase) in production tooling                           (344)      (172)      (123)
   (Increase) in prepaid expenses and other assets          (1,683)       (78)      (302)
   Increase (decrease) in accounts payable                    (465)        20       (288)
   Increase (decrease) in accrued expenses                    (245)        66         84
   Increase (decrease) in deferred revenue                       9        ---       (250)
                                                          --------   --------    -------

          Net cash provided by operating activities          2,543      1,673        855
                                                           -------    -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:

 Purchases of property, plant and equipment                 (2,887)    (2,641)    (1,019)
                                                          --------    -------    -------

          Net cash used in investing activities             (2,887)    (2,641)    (1,019)
                                                          --------    -------    -------

                  The accompanying notes are an integral part
                       of these consolidated statements.

                                CERADYNE, INC.
                                --------------

                                     - 2 -


                                                                      1997       1996       1995
                                                                    --------   --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of common stock, ne  t                      $   270    $   548     $6,161
 Net borrowing (payments) on long-term debt                          (1,000)    (1,156)       222
                                                                    -------    -------     ------

     Net cash provided by (used in) financing activities               (730)      (608)     6,383
                                                                    -------    -------     ------

Increase (decrease) in cash and cash equivalents                     (1,074)    (1,576)     6,219

 Cash and cash equivalents, beginning of period                       4,643      6,219        ---
                                                                    -------    -------     ------

 Cash and cash equivalents, end of period                           $ 3,569    $ 4,643     $6,219
                                                                    =======    =======     ======


SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:

 Interest paid                                                      $   134    $   150     $  342
                                                                    =======    =======     ======
 Income taxes paid                                                  $    33    $   177     $   21
                                                                    =======    =======     ======


                  The accompanying notes are an integral part
                       of these consolidated statements.

                                CERADYNE, INC.
                                --------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

                       DECEMBER 31, 1997, 1996 AND 1995
                       --------------------------------


1.  Summary of Significant Accounting Policies
    ------------------------------------------

    a.  Principles of Consolidation and Nature of Operations
        ----------------------------------------------------

    The consolidated financial statements include the financial statements of Ceradyne, Inc. (a Delaware Corporation), and its subsidiaries. Ceradyne, Inc. and its subsidiaries are collectively referred to herein as the Company. All significant intercompany accounts and transactions have been eliminated.

    The Company develops, manufactures and markets advanced technical ceramic products and components for industrial, defense, consumer and microwave applications. The products are sold primarily to industrial, consumer, and defense concerns globally.

    b.  Cash and Cash Equivalents
        -------------------------

    The Company considers all highly liquid investments with an initial maturity of three months or less when purchased to be cash equivalents.

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

                                   December 31,
                            ------------------------
                                1997          1996
                            -----------   ----------
        Raw materials         $3,338,000   $2,742,000
        Work-in-process        3,617,000    4,531,000
        Finished goods           411,000      483,000
                              ----------   ----------
                            $  7,366,000   $7,756,000
                            ============   ==========

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

    Maintenance, repairs and minor renewals are charged to expense as incurred. Repairs and maintenance expense was $708,000, $598,000, and $414,000 in 1997, 1996 and 1995, respectively. Additions and improvements are capitalized. When assets are disposed of, the applicable costs and accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is included in the results of operations.

    f.  Sales Recognition
         -----------------

    Sales are recorded as of the date shipments are made to, or goods are accepted by, customers for production contracts. Revenue is recognized using the percentage-of-completion method for cost plus fixed fee, government sponsored, and research and development contracts. For the years ending December 31, 1997, 1996 and 1995, revenues from cost plus fixed fee contracts were less than 10 percent of net sales.

    g.  Deferred Revenue
        ----------------

    In September 1994, the Company entered into an agreement which waived a minimum production per quarter requirement as well as a minimum rework lot quantity for the translucent ceramic bracket. In consideration for entering into this modification, the Company received a cash fee of $250,000 which was amortized to other income in 1995.

    In September 1994, the Company finalized an agreement to manufacture and supply a specific cathode to a third party at reduced prices. In consideration for entering into this contract, the Company received a cash fee of $261,000. The fee was deferred in the financial statements and was recognized over the life of the agreement once shipments commence. At December 31, 1997, all of the fee has been recognized.

    In November 1997, Ford Motor Company contributed $270,000 for the year 1998 to the Joint Product Development Program (see Note 9). The Company will amortize this amount to other revenue during 1998.

    h.  Net Income Per Share
        --------------------

    The Company accounts for net income per share in accordance with SFAS No. 128 "Earnings Per Share". Basic net income per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted net income per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding plus the effect of any dilutive stock options and common stock warrants. The following is a summary of the number of shares entering into the computation of net income per common and common equivalent share:


                                                                December 31,
                                                      -----------------------------------
                                                        1997        1996         1995
                                                      ----------  ----------  -----------
           Weighted average number of
            shares outstanding                         7,931,000   7,807,000   6,497,000
           Dilutive stock options and common stock
            warrants                                     104,000     178,000     110,000
                                                       ---------   ---------  ----------

           Number of shares used in
            diluted computation                        8,035,000   7,985,000   6,607,000
                                                       =========   =========   =========

    i.  Costs in Excess of Net Assets Acquired
        --------------------------------------

    As prescribed by Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of," the Company assesses the recoverability of its long-lived assets (including goodwill) by determining whether the asset balance can be recovered over the remaining depreciation or amortization period through projected undiscounted future cash flows. Cash flow projections, although subject to a degree of uncertainty, are based on trends of historical performance and management's estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions. There were no impairment charges in any of the three years in the period ended December 31, 1997.

    j.  Deferred Start-up Costs
        -----------------------

    Start-up costs incurred to establish the technological feasibility of a new product to be sold or otherwise marketed are charged to expense in the period incurred. Costs incurred subsequent to establishing technological feasibility but prior to commercial sales to customers are capitalized and amortized over one year from the startup completion date. During the year ended December 31, 1997, $338,000 of deferred startup costs from prior product lines were expensed. Also, during the year ended December 31, 1997, there was $252,000 incurred in deferred costs capitalized for the semiconductor product line, and this will be amortized over one year from the production startup completion.

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

    l.  Engineering and Research
        ------------------------

    Costs associated with application engineering and internally-funded research are expensed as incurred and are included in cost of product sales. Costs associated with Company-funded research were approximately $380,000, $400,000 and $400,000 in 1997, 1996 and 1995.

    m.  Stock Based Compensation Plans
        ------------------------------

    Effective January 1, 1996, the Company adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". At a minimum, SFAS No. 123 requires the Company to disclose pro forma net income and earnings per share as if the fair value based accounting method of SFAS No. 123 had been used to account for stock-based compensation. These disclosures are included in Note 6.

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

    p.  New Accounting Pronouncements
        -----------------------------

    In June 1997, FASB issued SFAS No. 130, "Reporting Comprehensive Income". This Statement requires that all items that meet the definition of components of comprehensive income be reported in a financial statement for the period in which they are recognized. Components of comprehensive income include revenues, expenses, gains, and losses that under generally accepted accounting principles are included in comprehensive income but excluded from net income. This Statement is effective for fiscal years beginning after December 15, 1997. Management believes that adoption of this Statement will not have a material effect on the Company's consolidated financial statements.


    In June 1997, FASB also issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". This Statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Financial information is required to be reported on the same basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. This Statement is effective for fiscal years beginning after December 15, 1997. Management believes that the adoption of this Statement will not have a material effect on the Company's consolidated financial statements.

    q.  Reclassifications
        -----------------

    Certain reclassifications have been made in the 1996 and 1995 statements to conform with the 1997 presentation.

2.  Debt and Bank Borrowing Arrangements
    ------------------------------------

    Debt consisted of the following at December 31, 1997 and 1996:

                                                                    1997        1996
                                                                    ----        ----
     Credit facility bearing
      interest at the institution's prime rate
      (8.25 percent at December 31, 1996)
      plus 2.0 percent; and interest at institution's
      prime rate (8.25 percent at December 31, 1997)
      less .50 percent

         Revolving line of credit                                  $   0        $1,000,000
                                                                   =====        ==========

     Less-current portion                                              0         1,000,000
                                                                   -----        ----------
     Long-term debt                                                $   0        $        0
                                                                   =====        ==========

In November, 1997 the Company terminated its revolving credit agreement with an asset based lender, and entered into a revolving credit agreement with Comerica Bank. The new credit facility amount remains at $4,000,000 and no collateral will be required of the Company. During the transition of changing financial institutions, the Company paid off its short-term minimum borrowing requirement debt of $1,000,000. As of December 31, 1997 there had been no borrowing under the new credit facility.

3.  Income Taxes
    ------------

The provision (benefit) for income taxes is comprised of the following:


                                    1997     1996    1995
                                  --------   -----   -----

    Current                       $    33    $ 127   $  50
    Deferred                       (1,708)     ---     ---
                                  -------    -----   -----
                                  $(1,675)   $ 127   $  50
                                  ========   =====   =====

The Company's deferred tax asset at December 31, 1997 relates primarily to its tax net operating loss carryforwards, which total approximately $11.6 million and expire as follows:

            2003                                 $ 2,242,000
            2004                                   3,015,000
            2005                                     161,000
            2006                                     218,000
            2007                                   1,093,000
            2008                                   2,050,000
            2009                                   1,828,000
            2010                                     969,000
                                                  ----------
                                                 $11,576,000
                                                 ===========

The components of the Company's deferred tax asset as of December 31, 1997 and 1996 are as follows:

                                                         December 31,
                                                         -----------
                                                      1997           1996
                                                      ----           ----
           Inventory adjustments                   $  583,000    $   438,000
           Contingency reserves                           ---        112,000
           Deferred revenue                           108,000        105,000
           Vacation accrual                           112,000        152,000
           Bad debt allowance                          72,000         50,000
           Net operating loss and tax credit
            carryforwards                           4,630,000      4,694,000
           Other                                      (83,000)       104,000
                                                   ----------    -----------
                                                    5,422,000      5,655,000
           Valuation allowance                      3,714,000     (5,655,000)
                                                   ----------    -----------
             Net deferred tax asset                $1,708,000    $       ---
                                                   ==========    ===========

The effective income tax rate for the years ended December 31, 1997,1996 and 1995 differs from the Federal statutory income tax rate due to the following items:


                                                                              December 31
                                                                ---------------------------------------
                                                                   1997           1996           1995
                                                                -----------    -----------    ----------
       Income before taxes                                      $   375,000    $ 4,167,000    $2,139,000
                                                                -----------    -----------    ----------
       Provision for income taxes at federal
       statutory rate                                               128,000      1,417,000       727,000
       Increases (decreases) in tax resulting from:
          Utilization of net operating loss carryforwards           (95,000)    (1,389,000)     (711,000)
          Reduction of valuation allowance                       (1,846,000)           ---           ---
          Other, including state taxes                              138,000         99,000        34,000
                                                                -----------    -----------    ----------
       Provision (benefit) for income taxes                      (1,675,000)       127,000        50,000
                                                                -----------    -----------    ----------
       Effective tax rate                                          (446.67)%          3.05%         2.34%
                                                                ===========    ===========    ==========

4. Commitments and Contingencies
   -----------------------------

a.  Operating Lease Obligations
    ---------------------------

    The Company leases certain of its manufacturing facilities under noncancelable operating leases expiring at various dates through March 2001. One of the facility leases is subject to a 4 percent annual escalation clause. The Company incurred rental expense under these leases of $620,000, $596,000 and $837,000 in 1997, 1996 and 1995, respectively. The approximate minimum rental commitments required under existing noncancelable leases as of December 31, 1997 are as follows:

                    1998      $  667,000
                    1999         682,000
                    2000         589,000
                    2001          20,000
                              ----------
                              $1,958,000
                              ==========

    b.  Employment Agreement
        --------------------

    The Company has an employment agreement with the Chief Executive Officer which expires on July 5, 1999. In addition to a base salary, the agreement provides for a bonus to be determined by the Compensation Committee of the Board of Directors. No maximum compensation limit exists. The compensation expense in 1997, 1996 and 1995 was $249,000, $196,000 and $167,000,
    respectively.

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

    In July 1997 the Company was served with a complaint filed by an employee of one of the Company's former parent companies and landlords. The complaint, filed in the Los Angeles County Superior Court on behalf of the employee by his wife, alleges that the husband contracted chronic beryllium disease as a result of his exposure to beryllium through Ceradyne's products, equipment and premises. The complaint seeks unspecified damages against the Company, its officers and its directors. The Company believes that the plaintiff's claims are without merit and that the resolution of this matter will not have a material adverse effect on the financial condition or operations of the Company. Defense of this case has been tendered to the Company's insurance carriers, some of which are providing defense and indemnification subject to a reservation of rights. There can be no assurances, however, that this claim will be covered by insurance, or that, if covered, the amount of insurance will be sufficient to cover any potential judgment.

    In August 1997 the Company was served with a complaint filed by a former employee of one of the Company's customers and his wife. The complaint, filed in the United States District Court, Eastern District of Tennessee, alleges that the husband contracted chronic berylliium disease as a result of his exposure to beryllium-containing products sold by Ceradyne. The complaint seeks compensatory damages in the amount of $5.0 million for the husband, $1.0 million for the wife, and punitive damages in the amount of $10.0 million. The Company believes that the plaintiffs' claims are without merit and that the resolution of this matter will not have a material adverse effect on the financial condition or operations of the Company. Defense of this case has been tendered to the Company's insurance carriers, some of which are providing defense and indemnification subject to a reservation of rights. There can be no assurances, however, that this claim will be covered by insurance, or that, if covered, the amount of insurance will be sufficient to cover any potential judgment.

5.  Segment and Customer Information
    --------------------------------

The Company operates solely in the development, manufacture and sale of advanced technical ceramics. In the years ended December 31, 1997, 1996 and 1995, export sales were approximately $5,727,000, $5,677,000 and $6,179,000, respectively.

For the year ended December 31, 1997, one customer accounted for 17% of net sales. For the year ended December 31, 1996, another customer accounted for 17% of sales. For the year ended December 31, 1995, no customer accounted for more than 10% of net sales.

6. Stock Options
   -------------

The Company has a stock option plan, the 1994 Stock Incentive Plan and an employee stock purchase plan, the 1995 Employee Stock Purchase Plan. The Company had a 1994 Employee Stock Purchase Plan which expired on July 31, 1995. The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with FASB Statement No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:


                                                  1997        1996         1995
                                                  ----        ----         ----
    Net Income:                   As Reported   $2,050,000   $4,040,000   $2,089,000
                                  Pro Forma      1,888,000    3,794,000    1,962,000

    Basic income per share        As Reported   $      .26   $      .52   $      .32
                                  Pro Forma            .24          .49          .30

    Diluted income per share      As Reported   $      .26   $      .51   $      .32
                                  Pro Forma     $      .23   $      .48   $      .30


Because the Statement No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years. Additionally, the 1997, 1996 and 1995 pro forma amounts include $23,000, $48,000 and $36,000, respectively, related to the purchase discount offered under the 1995 Employee Stock Purchase Plan in 1997 and 1996, respectively, and the 1994 Employee Stock Purchase Plan in 1995.

The Company may sell up to 100,000 shares of stock to its full-time employees under the 1995 Employee Stock Purchase Plan. The Company has sold 22,004 and 13,694 shares in 1997 and 1996, respectively, under the 1995 Employee Stock Purchase Plan. Employees may purchase shares at the lower of 85 percent of the quoted market value of the shares as determined on the first or last day of the plan year. The weighted average fair value of shares sold in 1997, 1996 and 1995 was $4.63, $4.75 and $2.00, respectively.

The Company may grant options for up to 550,000 shares under the 1994 Stock Incentive Plan. The Company has granted options of 463,200 shares through December 31, 1997. Options are granted at or above the fair market value at the date of grant and generally become exerciseable over a five-year period.

A summary of the status of the Company's stock option plan at December 31, 1995, 1996 and 1997 and changes during the years then ended is presented in the table and narrative below:



                                                     Weighted Average
                                          Shares     Exercise  Price
                                         ---------   ----------------

     OUTSTANDING, December 31, 1994       472,200               $2.47

     Granted                              154,200                4.79
     Exercised                            (78,800)               2.55
     Canceled                              (5,400)               2.47
                                         --------               -----
     OUTSTANDING, December 31, 1995       542,200                3.01
                                         --------               -----

     Granted                               25,000                6.92
     Exercised                           (160,645)               2.74
     Canceled                             (22,505)               2.46
                                         --------               -----
     OUTSTANDING, December 31, 1996       384,050                3.56
                                         --------               -----

     Granted                              139,500                6.14
     Exercised                            (23,900)               2.85
     Cancelled                            (33,800)               4.98
                                         --------               -----
     OUTSTANDING, December 31, 1997       465,850               $4.26
                                         ========               =====

Of the 465,850 options outstanding at December 31, 1997, 248,650 have exercise prices between $2.00 and $4.375, with a weighted average exercise price of $2.78, and a weighted average remaining contractual life of six years. The remaining 217,200 options have exercise prices between $4.75 and $7.375, with a weighted average exercise price of $5.97, and a weighted average remaining contractual life of nine years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1997, 1996, and 1995, respectively: risk free interest rates of 6.38, 6.29 and 5.91 percent; expected lives for 1997, 1996 and 1995 of 7 years; expected volatility of 57.43, 57.20 and 58.46 percent. The assumed dividend yield in 1997, 1996 and 1995 is zero percent.

7. Supplemental Retirement Plan
   ----------------------------

In December 1988 the Board of Directors of the Company approved the adoption of a supplemental retirement plan (Ceradyne SMART 401(K) Plan) in which substantially all employees are eligible to participate after completing one year of employment. Participation in the Plan is voluntary. An employee may elect to contribute up to seven percent (7%) of the employee's pretax compensation as a basic contribution. The Company may contribute any amount which the Board of Directors annually determines appropriate. Company contributions fully vest and are nonforfeitable after the participant has completed five years of service. During the years ended December 31, 1997, 1996, and 1995, the related expense was approximately $116,000, $117,000, and $92,000, respectively.

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

The Company has reserved 250,000 shares of its common stock for possible issuance under the Plan. At December 31, 1997, 151,914 shares were available for issuance under the Plan.

8. Interim Financial Information (unaudited)
   -----------------------------------------

The results by quarter for 1997 and 1996 are as follows:

                                             Quarter Ending
                                             --------------
                        March 31,      June 30,      September 30,   December 31,
                           1997          1997            1997            1997
                           ----          ----            ----            ----
Net sales               $6,621,000      $7,280,000      $7,100,000     $7,692,000
Net income                 284,000         759,000         508,000        499,000
Diluted income per
 share-                 $      .04      $      .10      $      .06     $      .06
                        ==========      ==========      ==========     ==========


                                             Quarter Ending
                                             --------------
                         March 31,       June 30,      September 30,   December 31,
                           1996            1996            1996            1996
                        ----------      ----------      ----------     ----------

Net sales               $6,329,000      $6,991,000      $7,385,000     $7,507,000
Net income                 765,000         951,000       1,084,000      1,240,000
Diluted income per
 share-                 $      .10      $      .12      $      .14     $      .15
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

Ford and the Company have also entered into a joint development program to develop a prototype production facility to produce ceramics with automotive applications. Under the terms of the joint development agreement, Ford and the Company share equally in the cost of this project. For the years ending December 31, 1997, 1996 and 1995, Ford agreed to contribute $275,000, $275,000 and $200,000, respectively, which have been reflected as a reduction of the expenses incurred or a reduction in the capitalized value of the fixed assets acquired for this project in the accompanying consolidated financial statements. Included in accounts receivable on the accompanying consolidated balance sheets is $69,000 due from Ford related to this agreement as of December 31, 1996. There were no amounts due as of December 31, 1997.

               SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
               -------------------------------------------------

                            (Amounts in thousands)


                            Balance    Charged                 Balance
                              at       to Costs                  at
                           Beginning     and                   End of
Description                of Period   Expenses   Deductions   Period
--------------             ---------   --------   ----------   -------
For the Year Ending
December 31, 1997:
------------------

Allowance for
doubtful
accounts
 receivable                 $125         $134        $ 80         $179
                            ====         ====        ====         ====
For the Year Ending
December 31, 1996:
------------------

Allowance for
doubtful
accounts
receivable                  $150         $  0        $ 25         $125
                            ====         ====        ====         ====


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

March 31, 1998      CERADYNE, INC.

                         By    /s/Joel P. Moskowitz
                               -----------------------
                               Joel P. Moskowitz
                               Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/Joel P. Moskowitz             Chairman of the Board,     March 31, 1998
-----------------------------    Chief Executive Officer,
Joel P. Moskowitz                President and Director
                                 (Principal executive
                                 officer)

/s/Howard F. George              Chief Financial Officer    March 31, 1998
-----------------------------    (Principal financial
Howard F. George                 and accounting officer)


/s/Leonard M. Allenstein         Director                   March 31, 1998
-----------------------------
Leonard M. Allenstein

/s/Richard A. Alliegro           Director                   March 31, 1998
-----------------------------
Richard A. Alliegro

/s/Frank Edelstein               Director                   March 31, 1998
-----------------------------
Frank Edelstein

/s/Peter Beardmore               Director                   March 31, 1998
-----------------------------
Peter Beardmore

/s/Melvin A. Shader              Director                   March 31, 1998
-----------------------------
Melvin A. Shader

/s/Milton L. Lohr                Director                   March 31, 1998
-----------------------------
Milton L. Lohr