Form 10-K405/A
period 1997-12-31
CERADYNE INC
filed 1998-04-28
CIK 18937

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A

                                AMENDMENT NO. 1

 X    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
---   EXCHANGE ACT OF 1934
      For the Fiscal Year Ended December 31, 1997

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---   SECURITIES EXCHANGE ACT OF 1934 (No fee required)
      For the transition period from___________ to___________

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

DOCUMENTS INCORPORATED BY REFERENCE:  None

                                   PART III

Item 10.  Directors and Executive Officers of Registrant
          ----------------------------------------------

     Information regarding executive officers of the Company is included in Part I of this report.

  The Directors of the Company are as follows:

            Name               Age            Position
            ----               ---            --------

     Joel P. Moskowitz.....    58   Chairman of the Board, President and
                                    Chief Executive Officer
     Leonard M. Allenstein.    59   Director
     Richard A. Alliegro...    67   Director
     Peter Beardmore.......    61   Director
     Frank Edelstein.......    72   Director
     Milton L. Lohr........    72   Director
     Melvin A. Shader......    72   Director

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

     To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended December 31, 1997, its officers, directors and greater than ten percent beneficial owners complied with all Section 16(a) filing requirements.

Item 11.  Executive Compensation
          ----------------------

Summary Compensation Table
--------------------------

          The following table shows certain information concerning the compensation of the Chief Executive Officer and two other executive officers of the Company whose aggregate compensation for services in all capacities rendered during the year ended December 31, 1997 exceeded $100,000 (collectively, the "Named Executive Officers"):

                                                          Long Term
                                                         Compensation
                                                         ------------
                                                          Securities
Name &                       Annual Compensation          Underlying
------                       -------------------           Options
Principal Position        Year    Salary     Bonus      (# of Shares)
------------------        ----    ------     -----      -------------


Joel P. Moskowitz         1997   $212,988   $19,976           -
Chairman of the           1996    196,145    35,584           -
 Board, Chief             1995    169,329      -              -
 Executive Officer
 and President

David P. Reed             1997   $118,056   $24,594         13,500
Vice President            1996    109,734    26,566           -
                          1995    105,136    10,734          5,000

Howard F. George          1997   $ 94,300   $ 6,210           -
Vice President/(1)/       1996     90,000     6,984         10,000

______________

/(1)/ Mr. George's employment with the Company commenced in December 1995.

Option Grants in Last Fiscal Year
---------------------------------

   The following table sets forth certain information concerning grants of options to each of the Named Executive Officers during the year ended December 31, 1997. In addition, in accordance with the rules and regulations of the Securities and Exchange Commission, the following table sets forth the hypothetical gains or "option spreads" that would exist for the options. Such gains are based on assumed rates of annual compound stock appreciation of 5% and 10% from the date on which the options were granted over the full term of the options. The rates do not represent the Company's estimate or projection of future Common Stock prices, and no assurance can be given that any appreciation will occur or that the rates of annual compound stock appreciation assumed for the purposes of the following table will be achieved.

                                                                                       Potential Realizable
                                                                                     Value at Assumed Annual
                                           Percent of                                  Rates of Stock Price
                                           Total Options                                 Appreciation for
                                           Granted to       Exercise                     Option Term/(2)/
                      Options Granted      Employees in     Price       Expiration   -----------------------
Name                  (# of Shares)/(1)/   Fiscal Year      ($/Share)   Date            5%($)       10%($)
----                  ------------------   -------------    --------    ----------   ----------   ----------
Joel P. Moskowitz             -                  -              -            -            -           -
David P. Reed               8,500               6.1%          7.250       2/24/07       38,755      98,214
                            5,000               3.6%          4.375       5/23/07       13,757      34,863
Howard F. George              -                  -              -            -            -           -

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

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option
--------------------------------------------------------------------------
Values
------

     The following table sets forth certain information regarding option exercises during the year ended December 31, 1997 by the Named Executive Officers, the number of shares covered by both exercisable and unexercisable options as of December 31, 1997 and the value of unexercised in-the-money options held by the Named Executive Officers as of December 31, 1997:


                                                                                             Value of Unexercised
                                                    Number of Securities Underlying         In-the-Money Options at
                      No. of Shares              Unexercised Options at Fiscal Year-End      Fiscal Year-End /(1)/
                       Acquired on     Value     --------------------------------------   ---------------------------
       Name             Exercise      Realized      Exercisable        Unexercisable      Exercisable   Unexercisable
-------------------   -------------   --------   -----------------   ------------------   -----------   -------------
Joel P. Moskowitz           -             -               -                    -               -              -
David P. Reed               -             -            36,700               23,300             -              -
Howard F. George            -             -            10,000               15,000             -              -

/(1)/ Based upon the closing price of the Common Stock on December 31, 1997, as reported by the Nasdaq National Market ($3.938 per share).

Employment Agreement
--------------------

  In July 1994, the Company entered into a five-year employment agreement with Mr. Moskowitz, pursuant to which he will serve as Chairman of the Board of Directors, Chief Executive Officer and President of the Company. The agreement provides for a base salary at the rate of $175,000 per year; however, Mr. Moskowitz voluntarily agreed to accept a reduced salary at the rate of $150,000 per year through March 31, 1995 to aid the Company in its cost-cutting efforts. His annual base salary was reinstated to $175,000 as of April 1, 1995, and was increased to $200,000 effective February 12, 1996. Effective February 10, 1997, Mr. Moskowitz's base annual salary was increased to $215,000, and was further increased to $228,000 effective February, 1998. Under the agreement, if Mr. Moskowitz' employment is terminated by the Company (other than as a result of death, incapacity or for "good cause" as defined in the agreement) or if Mr. Moskowitz elects to resign for "good reason" (as defined in the agreement), Mr. Moskowitz will be entitled to receive severance pay in an amount equal to his annual base salary, at the rate in effect on the date of termination, payable on normal pay dates for the remainder of the term of the agreement. "Good reason" includes a "change in control" of the Company, a removal of Mr. Moskowitz from any of his current positions with the Company without his consent, or a material change in Mr. Moskowitz' duties, responsibilities or status without his consent. A "change in control" of the Company shall be deemed to occur if (1) there is a consolidation or merger of the Company where the Company is not the surviving corporation and the shareholders prior to such transaction do not continue to own at least 80% of the common stock of the surviving corporation, (2) there is a sale of all, or substantially all, of the assets of the Company, (3) the stockholders approve a plan for the liquidation or dissolution of the Company,
(4) any person becomes the beneficial owner, directly or indirectly, of 30% or more of the Company's outstanding Common Stock or (5) if specified changes in the composition of the Company's Board of Directors occur.

Compensation of Directors
-------------------------

  Directors are paid fees for their services on the Board of Directors in such amounts as are determined from time to time by the Board. During 1997, a fee of $500 per month plus $1000 for each Board meeting attended was paid to each non-employee director other than the Ford representative, Dr. Beardmore, who did not receive a fee.

Compensation Committee Interlocks and Insider Participation
-----------------------------------------------------------

  The Board of Directors has established Audit, Compensation and Stock Option Committees. The Compensation Committee's function is to review and make recommendations to the Board regarding executive officers' compensation. This committee is composed of Messrs. Beardmore, Edelstein, Alliegro, Shader and Lohr. The Audit Committee meets with the Company's independent accountants to review the Company's financial condition and internal accounting controls. This committee is composed of Messrs. Edelstein, Beardmore, Shader and Lohr. The Stock Option Committee is composed of Mr. Moskowitz and Dr. Beardmore. This committee administers the Company's 1994 Stock Incentive Plan and the 1995 Employee Stock Purchase Plan. Dr. Beardmore is serving as Ford's representative on the Board of Directors.

Item 12.   Security Ownership of Certain Beneficial Owners and Management
           --------------------------------------------------------------

  The following table sets forth information as of March 5, 1998, regarding the beneficial ownership of the common stock of the Company by (i) each person or group known by the Company to be the beneficial owner of more than 5% of the outstanding shares of common stock, (ii) each of the directors of the Company,
(iii) each of the executive officers named in the Summary Compensation Table, and (iv) all current executive officers and directors of the Company as a group.


        Name of                      Amount and Nature of              Percent
    Beneficial Owner                 Beneficial Ownership/(1)/         of Class
    ----------------                 -------------------------         --------
Joel P. Moskowitz                                    1,163,110             14.6%
3169 Redhill Avenue
Costa Mesa, CA 92626

Ford Motor Company                                   1,207,299             15.2%
The American Road
Dearborn, MI 48121

Dimensional Fund Advisors, Inc.                        414,300 /(2)/        5.2%
1299 Ocean Ave., 11th Floor
Santa Monica, CA 90401

Leonard M. Allenstein                                  105,000 /(3)/        1.3%

Richard A. Alliegro                                     14,500 /(4)/         *

Dr. Peter Beardmore                                        -0-               -

Frank Edelstein                                         22,400 /(5)/         *

Melvin A. Shader                                        18,000 /(6)/         *

Milton L. Lohr                                          15,000 /(7)/         *

David P. Reed                                           43,417 /(8)/         *

Howard F. George                                        10,000 /(9)/         *

All current executive                                1,440,163 /(10)/      18.1%
officers and directors as a
group (12 persons including the
persons named above)

  *    Less than 1%


/(1)/ Except as otherwise noted, the beneficial owners have sole voting and investment powers with respect to the shares indicated, subject to community property laws where applicable.

/(2)/ Based on information contained in a statement on Schedule 13G dated February 6, 1998, as filed with the Securities and Exchange Commission. As stated in such Schedule 13G, all shares are held on behalf of advisory clients of Dimensional Fund Advisors, Inc., which disclaims beneficial ownership of such shares.

/(3)/ Includes 15,000 shares subject to options held by Mr. Allenstein which are currently exercisable.

/(4)/ Includes 10,000 shares subject to options held by Mr. Alliegro which are currently exercisable.

/(5)/ Includes 17,500 shares subject to options held by Mr. Edelstein which are currently exercisable.

/(6)/ Includes 5,000 shares subject to options held by Dr. Shader which are currently exercisable.

/(7)/ Includes 15,000 shares subject to options held by Mr. Lohr which are currently exercisable.

/(8)/ Includes 36,700 shares subject to options held by Mr. Reed which are currently exercisable, or will become exercisable within 60 days of March 5, 1998.

/(9)/ Includes 10,000 shares subject to options held by Mr. George which are currently exercisable, or will become exercisable within 60 days of March 5, 1998.

/(10)/ Includes 135,600 shares subject to options held by such persons which are currently exercisable, or will become exercisable within 60 days of March 5, 1998.

Item 13.  Certain Relationships and Related Transactions
          ----------------------------------------------

     On March 11, 1986, the Company sold 526,316 shares of its Common Stock to Ford Motor Company ("Ford") at a price of $19.00 per share, for a total purchase price of $10,000,000. At the same time, the Company and Ford created a new corporation, Ceradyne Advanced Products, Inc. ("CAPI"), and entered into agreements involving a broad-based technology transfer, licensing and joint development program. Under the agreements, Ford contributed technology and a portfolio of United States and foreign patents relating to technical ceramics to CAPI in exchange for 80% of CAPI's capital stock, and Ceradyne acquired the remaining 20% of CAPI in exchange for $200,000. The technology and patents contributed by Ford were developed in the Ford Research Laboratories over a 15-year period. Under the March 11, 1986 agreements, the Company was granted an option to acquire Ford's 80% interest in CAPI in exchange for an additional 680,983 shares of Ceradyne Common Stock, which the Company exercised effective February 12, 1988. As a result, Ceradyne now owns 100% of CAPI and Ford owns a total of 1,207,299 shares of the Company's Common Stock. The Company and Ford also entered into a joint development agreement which includes a commitment by Ford to contribute up to $5,000,000, on a matching value basis with Ceradyne, for the development by Ceradyne of technical ceramic products oriented towards the automotive market. Through December 31, 1997, Ford has contributed to the Company, on a cost sharing basis, a total of $4.2 million in cash and equipment under this joint development program.

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

CERADYNE, INC.

By: /s/ Howard F. George                                      April 29, 1998
    ---------------------------------------                   --------------
    Howard F. George                                               Date
    Vice President, Finance
    Chief Financial Officer