Form 10-Q
period 1998-03-31
CERADYNE INC
filed 1998-05-13
CIK 18937

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 1998

     or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
     For the transition period from ________________ to ____________________

                          Commission File No. 0-13059

                                CERADYNE, INC.
                                --------------
            (Exact name of Registrant as specified in its charter)


           Delaware                                    33-0055414
--------------------------------------     ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

   3169 Redhill Avenue, Costa Mesa, CA                       92626
-------------------------------------------------------------------------------
     (Address of principal executive)                      (Zip Code)

Registrant's telephone number, including area code  (714) 549-0421
                                                    ---------------------------

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

             YES   X          NO
                 -----           ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                         Outstanding at March 31, 1998
---------------------------------     ---------------------------------

Common Stock, $.01 par value                   7,965,759 Shares

                              Page 1 of 13 Pages

                                 CERADYNE, INC.


                                 INDEX                         PAGE NO.
                                 -----                         --------

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


         Statement Regarding Financial Information...............     3

         Consolidated Balance Sheets - March 31, 1998............   4-5
          and December 31, 1997

         Consolidated Statements of Income -
          Three months ended March 31, 1998 and 1997.............     6

         Consolidated Statements of Cash Flow -
          Three months ended March 31, 1998 and 1997.............     7

         Condensed Notes to Consolidated Financial
          Statements.............................................   8-9

Item 2.  Management's Discussion and Analysis of
          Financial Condition & Results of Operations............ 10-11

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings....................................... 11-13

Item 6.  Exhibits and Reports on Form 8-K........................    13

SIGNATURE........................................................    13

                                CERADYNE, INC.

                                   FORM 10-Q
                     FOR THE QUARTER ENDED MARCH 31, 1998

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
         --------------------

The Financial Statements included herein have been prepared by Ceradyne, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements include all adjustments which are, in the opinion of management, necessary for a fair presentation. All such adjustments are of a normal recurring nature. Certain information normally included in the Financial Statements prepared in accordance with generally accepted accounting principles has been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that the Financial Statements be read in conjunction with the Financial Statements and notes thereto included in the Company's Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 on Form 10-K for the fiscal year ended December 31, 1997, as filed with the Securities and Exchange Commission on March 31, 1998.

                                CERADYNE, INC.
                          CONSOLIDATED BALANCE SHEETS
                                    ASSETS
                            (Amounts in thousands)

                                                       3-31-1998      12-31-1997
                                                       (Unaudited)     (Audited)
================================================================================
CURRENT ASSETS:

 Cash & cash equivalents                              $  3,399        $  3,569
 Accounts receivable, net of allowances of               5,476           4,685
 approximately $180 & $179 for doubtful accts
 at 3-31-1998 & 12-31-1997
 Other Receivables                                          20              96
 Inventories                                             7,490           7,366
 Production Tooling                                        835             882
 Prepaid expenses and other                                781             716
                                                           ---             ---
 TOTAL CURRENT ASSETS                                   18,001          17,314
                                                      --------        --------
PROPERTY, PLANT & EQUIPMENT, at cost:
 Land                                                      422             422
 Buildings & improvements                                1,825           1,825
 Lease rights                                              ---           2,659
 Machinery & equipment                                  18,996          18,456
 Leasehold improvements                                  1,658           1,629
 Office equipment                                         2050           2,001
 Construction in progress                                  224             401
                                                           ---             ---
                                                        25,175          27,393
 Less accumulated depreciation & amortization          (17,093)        (19,427)
                                                      --------        --------
                                                         8,082           7,966
COSTS IN EXCESS OF NET ASSETS ACQUIRED,                  1,884           1,923
 net of accumulated amortization of $1,790  &
 $1,751 at 3-31-1998 & 12-31-1997
OTHER ASSETS, net of accumulated amortization            1,808           1,814
                                                         -----           -----
 of $598 and $592 at 3-31-1998 & 12-31-1997
TOTAL ASSETS                                          $ 29,775        $ 29,017
                                                      ========        ========
===============================================================================

                      See accompanying condensed notes to
                      Consolidated Financial Statements.

                                CERADYNE, INC.
                          CONSOLIDATED BALANCE SHEETS
                     LIABILITIES AND SHAREHOLDERS' EQUITY
                   (Amounts in thousands, except share data)


                                                       3-31-1998     12-31-1997
                                                      (Unaudited)     (Audited)
===============================================================================
CURRENT LIABILITIES:
 Current portion of long-term debt                    $    ---         $    ---
 Accounts payable                                        1,508            1,197
 Accrued expenses:
  Payroll and payroll related                              641              622
  Other                                                    177              168
                                                           ---              ---
Total current liabilities                                2,326            1,987
                                                      --------         --------
LONG-TERM DEBT                                             ---              ---
                                                      --------         --------
DEFERRED REVENUE                                           201              270
                                                      --------         --------
SHAREHOLDERS' EQUITY:
 Common stock, $.01 par value:
  Authorized - 12,000,000 shares;
  Outstanding - 7,965,759 shares &
  7,963,459 shares at 3-31-1998 &
  12-31-1997, respectively                              37,414           37,408
 Accumulated deficit                                   (10,166)         (10,648)
                                                      --------         --------
 TOTAL SHAREHOLDERS' EQUITY                             27,248           26,760
                                                      --------         --------

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY              $ 29,775         $ 29,017
                                                      ========         ========
===============================================================================

                      See accompanying condensed notes to
                      Consolidated Financial Statements.

                                CERADYNE, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                  FOR THE THREE MONTHS ENDED 3-31-1998 & 1997
                 (Amounts in thousands, except per share data)
===============================================================================

                                                            THREE MONTHS
                                                           ENDED MARCH 31
-------------------------------------------------------------------------------
                                                       1998              1997
                                                       ------------------------
                                                              Unaudited
===============================================================================
NET SALES                                              $7,341           $6,621
COST OF PRODUCT SALES                                   5,580            5,230
                                                       ------           ------
 Gross Profit                                           1,761            1,391
                                                       ------           ------
OPERATING EXPENSES:
 R&D                                                       67              ---
 Selling                                                  358              419
 General & Administration                                 934              735
                                                       ------           ------
                                                        1,359            1,154
                                                       ------           ------
        Income from operations                            402              237
                                                       ------           ------
OTHER (INCOME) EXPENSE:
 Other (income)                                           (91)             (93)
 Interest expense                                         ---               37
                                                       ------           ------

                                                          (91)             (56)
                                                       ------           ------
 Income before provision                                  493              293
 for income taxes
PROVISION FOR INCOME TAXES                                 10                9
                                                       ------           ------
NET INCOME                                                483              284
                                                       ------           ------
BASIC & DILUTED INCOME PER SHARE                       $  .06           $  .04
                                                       ======           ======
==============================================================================

                      See accompanying condensed notes to
                      Consolidated Financial Statements.

                       CERADYNE, INC.
           CONSOLIDATED STATEMENTS OF CASH FLOWS             THREE MONTHS ENDED
        FOR THE THREE MONTHS ENDED 3-31-1998 & 1997                MARCH 31
                  (Amounts in thousands)
-------------------------------------------------------------------------------
                                                        1998             1997
                                                      Unaudited       Unaudited
===============================================================================
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                                            $  483           $  284
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH
PROVIDED FROM (USED IN) OPERATING ACTIVITIES:
 Depreciation and amortization                            371              398
 Increase in accounts receivable, net                    (710)            (144)
 (Increase) decrease in other receivables                  (7)           1,373
 Increase in inventories                                 (127)            (525)
 (Increase) decrease  in production tooling                47             (122)
 Increase in prepaid expenses & other assets              (63)             (32)
 Increase (decrease) in accounts payable                  312             (231)
 Increase in accrued expenses                              28               18
 Decrease in deferred revenue                             (69)             (65)
                                                       ------           ------
NET CASH PROVIDED BY OPERATING ACTIVITIES                 265              954
                                                       ------           ------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property, plant & equipment                (441)            (617)
                                                       ------           ------
NET CASH USED IN INVESTING ACTIVITIES                    (441)            (617)
                                                       ------           ------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Issuance of common stock, net                              6               22
 Net payments on long-term debt                           ---              ---
                                                       ------           ------
Net cash provided by (used in) financing activities         6               22
                                                          ---              ---
Increase (decrease) in cash and cash equivalents         (170)             359
Cash & cash equivalents, beginning of period            3,569            4,643
Cash & cash equivalents, end of period                  3,399            5,002
                                                        =====
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Interest paid                                            ---               37
  Income taxes paid                                    $    2           $   64
                                                       ------           ======

==============================================================================

                      See accompanying condensed notes to
                      Consolidated Financial Statements.

                                CERADYNE, INC.
             CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1998
                                  (Unaudited)

1.   Basis of Presentation
     ---------------------

The consolidated financial statements include the financial statements of Ceradyne, Inc. (the Company) and its subsidiaries. All material intercompany accounts and transactions have been eliminated.

2.   Inventories
     -----------

  Inventories are valued at the lower of cost (first in, first out) or market. Inventory costs include the cost of material, labor and manufacturing overhead. The following is a summary of the inventory components as of March 31, 1998 and December 31, 1997:


                                         MARCH 31, 1998      DECEMBER 31, 1997
==============================================================================
Raw Materials                              $3,726,000             $3,338,000
Finished Goods                             $  405,000             $  411,000
Work-in-Process                            $3,359,000             $3,617,000
Total Inventories                          $7,490,000             $7,366,000
                                           ==========             ==========
==============================================================================

3.   Net Income Per Share
     --------------------
The Company accounts for net income per share in accordance with SFAS No. 128 "Earnings Per Share". Basic net income per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted net income per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding plus the effect of any dilutive stock options and common stock warrants using the treasury stock method. The following is a summary of the number of shares entering into the computation of net income per common and common equivalent share:

                                                        THREE MONTHS ENDED
                                                              MARCH 31
                                                       1998            1997
==============================================================================

Weighted average number of shares outstanding        7,963,847       7,905,570
Dilutive stock options and common stock warrants        92,324         135,628
                                                     ---------       ---------
Number of shares used in diluted computations        8,056,171       8,041,198
                                                     =========       =========
==============================================================================

Warrants to purchase 60,000 shares of common stock at an exercise price of $6.00 per share were outstanding during the quarter, but were not included in the computation of diluted EPS because the warrants' exercise price was greater than the average market price of the common shares.

4.  Debt and Bank Borrowing Arrangements
    ------------------------------------

In November, 1997 the Company terminated its revolving credit agreement with an asset based lender, and entered into a revolving credit agreement with Comerica Bank. The new credit facility amount remains at $4,000,000 and no collateral will be required of the Company. During the transition of changing financial institutions, the Company paid off its short-term minimum borrowing requirement debt of $1,000,000. As of March 31, 1998 there had been no borrowing under the new credit facility

5.  Income Tax
    ----------

The Company, in conformance with its adopted Statement of Financial Accounting Standard (SFAS) No. 109, "Accounting for Income Taxes", has reversed a portion of the valuation allowance previously established applicable to the net deferred tax asset. The income tax benefit resulting from the reversal results from the Company's recent history of profitable operations. The Company has available net operating loss carryforwards of approximately $11.1 million as of March 31, 1998 for federal income tax purposes.

6.  Comprehensive Income
    --------------------

Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". This statement requires that all items which meet the definition of components of comprehensive income be reported in a financial statement for the period in which they are recognized. Components of comprehensive income include all changes in net assets, in addition to net income, which occur during the period. There are no items of comprehensive income that are not reported on the consolidated statement of income and therefore comprehensive income equals net income.

7.  Disclosure About Segments of Enterprise and Related Information
    ---------------------------------------------------------------

In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures About Segments of an Enterprise and Related Information". SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments. The company will adopt SFAS No. 131 in fiscal 1998, as required.
This statement will affect disclosure and presentation in the financial statements, but will not have a material impact on the Company's consolidated financial position, liquidity cash flows or results of operations.

8.  Reclass
    -------

Certain prior year amounts have been reclassified to conform to the current year presentation.

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations
           ---------------------------------------------

Preliminary Note Regarding Forward-Looking Statements

     This Quarterly Report on Form 10-Q contains statements which may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934. Forward-looking statements regarding future events and the future performance of the Company involve risks and uncertainties that could cause actual results to differ materially. These risks and uncertainties are described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, as filled with the Securities and Exchange Commission, under "Item 1-Business," including the section therein entitled "Certain Factors That May Affect the Company's Business and Future Results," and "Item 7-Management's Discussion and Analysis of Financial Condition and Result of Operations."

Results of Operations for Quarter Ended March 31, 1998
------------------------------------------------------

Reference is made to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, for an analysis and detailed discussion of the Company's financial condition and results of operations for the period covered by that report.


Net Sales.  Net sales for the quarter ended March 31, 1998 were $7.3 million,
---------
which represents a 10.9% or a $720,000 increase in net sales over the corresponding period of the prior year. Highlighting the increase in sales was primarily from the Company's Thermo Materials Division in Scottdale, Georgia. Contributing to this amount were defense products, and fused silica ceramic components for the tempered glass market (see explanations under Gross Profit below for these increases).

International sales have and are expected to continue to be an important part of the Company's business, representing 22.7% of the Company's net sales for the quarter ending March 31, 1998, up from 22.5% for the comparable period of the prior year.

Gross Profit.  The Company's gross profit was $1.8 million or 24.0% of net sales
------------
for the first quarter ended March 31, 1998, compared to $1.4 million or 21.0% of the prior year first quarter. The key element of this increase was from the Company's Thermo Materials Division in Scottdale, Georgia. This increase in Gross Profit is due to volume increases in defense products (ceramic missile nose cones), and fused silica ceramic components in the tempered glass market. The volume in defense products has risen largely from the prior year pilot production now increasing, and the increase in fused silica ceramic components is the result of a worldwide aggressive sales effort.

Research and Development Expenses.  R&D expenses were $67,000 for the quarter
----------------------------------
ended March 31, 1997, compared to none for the same period one year ago. This is a new department set up for the current year to focus on new materials technology. For the first quarter this year, the expenses were salaries, travel, and small tools related.

Selling Expenses.  Selling expenses were $358,000 for the quarter ended March
----------------
31, 1998, and this compares to $419,000 for the same period one year ago. Commission sales have decreased over the same period from one year ago because of direct sales increases, and is the primary reason for the decrease.

General and Administrative Expenses. General and administrative expenses were
-----------------------------------
$934,000 for the quarter ended March 31, 1998, and this compares to $735,000 for the corresponding quarter of last year. The increase was primarily due to legal and temporary personnel expenses.

Other Income/Expense.  Other income was $91,000 for the quarter ended March 31,
--------------------
1998 compared to $93,000 for the quarter ended March 31, 1997.

Interest Expense.  For the quarter ended March 31, 1998, there was no interest
----------------
expense as compared to $37,000 one year ago. The reason for the decrease is the reduction of debt.

Income Taxes.  The Company recorded a $10,000 provision for income taxes for the
------------
quarter ended March 31, 1998. The Company is utilizing net operating losses from prior years to offset normal tax provisions. The Company has approximately $11.1 million remaining in net operating loss carryforward for utilization in offsetting normal tax provisions.

Net Income.  Reflecting all of the matters discussed above, net income was
----------
$483,000 (or $.06 per share) for the quarter ended March 31, 1998 compared to net income of $284,000 (or $.04 per share) for the comparable period of the prior year.

Liquidity and Capital Resources
-------------------------------

The Company meets its operating and capital requirements for cash flow from operating activities and borrowings under its credit facilities.

In November, 1997 the Company terminated its revolving credit agreement with an asset based lender, and entered into a revolving credit agreement with Comerica Bank. The new credit facility amount remains at $4,000,000 and no collateral will be required of the Company. During the transition of changing financial institutions, the Company paid off its short term minimum borrowing requirement debt of $1,000,000. As of March 31, 1998 there had been no borrowing under the new credit facility.

Management believes that its current cash and cash equivalents on hand, as well as cash generated from operations and the ability to borrow under the existing credit facility, will be sufficient to finance anticipated capital and operating requirements for at least the next 12 months.

New Accounting Pronouncements
-----------------------------

Statement of Position (SOP 98-5) "Reporting on the Cost of Start-up Activities" was issued in April 1998, and is effective for periods ending after December 15, 1998. The Company will adopt SOP 98-5 for the period beginning January 1, 1999 and anticipates that such adoption will not materially impact the Company's financial statements.

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

CERADYNE, INC.



By:  /s/ Howard F. George
     ------------------------------------------
     Howard F. George
     Vice President
     Chief Financial Officer
     (Principal Financial and Accounting Officer)


Dated:  May 12, 1998