Form 10-Q
period 1998-06-30
CERADYNE INC
filed 1998-08-13
CIK 18937

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 1998

     or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
     For the transition period from _____ to  _______


                          Commission File No. 0-13059


                                 CERADYNE, INC.
                                 --------------
             (Exact name of Registrant as specified in its charter)


         Delaware                                        33-0055414
--------------------------------            ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

  3169 Redhill Avenue, Costa Mesa, CA                      92626
---------------------------------------     ------------------------------------
   (Address of principal executive)                     (Zip Code)

Registrant's telephone number, including area code (714) 549-0421
                                                   ---------------

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

  YES [X]  NO [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                Class                      Outstanding at June 30, 1998
-----------------------------------     ----------------------------------

Common Stock, $.01 par value                    8,005,876 Shares


                              Page 1 of 15 Pages

                                 CERADYNE, INC.


                               TABLE OF CONTENTS
                               -----------------


                                                                    PAGE NO.
                                                                    --------

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Statement Regarding Financial Information...................... 3

           Consolidated Balance Sheets - June 30, 1998 and
           December 31, 1997............................................ 4-5

           Consolidated Statements of Income -
           Three and six months ended June 30, 1998 and 1997.............. 6

           Consolidated Statements of Cash Flow -
           Six months ended June 30, 1998 and 1997........................ 7

           Condensed Notes to Consolidated Financial Statements........ 8-10

Item 2.    Management's Discussion and Analysis of
           Financial Condition & Results of Operations................. 10-12


PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings........................................... 12-13

Item 4.    Submission of Matters to Vote of Security Holders.............. 14

Items 2, 3
 and 5     N/A............................................................ 14

Item 6.    Exhibits and Reports on Form 8-K............................... 14

SIGNATURE................................................................. 15

                                CERADYNE, INC.


                                   FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 1998


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

===============================================================================

                                CERADYNE, INC.

                          CONSOLIDATED BALANCE SHEETS
                                    ASSETS

                            (Amounts in thousands)

-------------------------------------------------------------------------------
                                                   6-30-1998         12-31-1997
                                                  (Unaudited)        (Audited)
===============================================================================
CURRENT ASSETS:
-------------------------------------------------------------------------------
  Cash & cash equivalents                          $   3,546          $   3,569
-------------------------------------------------------------------------------
  Accounts receivable, net  of allowances of       $   4,592          $   4,685
  approximately $181 & $179 for doubtful accts
  at 6-30-1998 & 12-31-1997, respectively
-------------------------------------------------------------------------------
  Other Receivables                                $     506          $      96
-------------------------------------------------------------------------------
  Inventories                                      $   7,727          $   7,366
-------------------------------------------------------------------------------
  Production Tooling                               $     919          $     882
-------------------------------------------------------------------------------
  Prepaid expenses and other                       $     825          $     716
                                                   ---------          ---------
-------------------------------------------------------------------------------
  TOTAL CURRENT ASSETS                             $  18,115          $  17,314
                                                   ---------          ---------
-------------------------------------------------------------------------------
PROPERTY, PLANT & EQUIPMENT, at cost:
-------------------------------------------------------------------------------
  Land                                             $     422          $     422
-------------------------------------------------------------------------------
  Buildings & improvements                         $   1,825          $   1,825
-------------------------------------------------------------------------------
  Lease rights                                     $   --             $   2,659
-------------------------------------------------------------------------------
  Machinery & equipment                            $  19,253          $  18,456
-------------------------------------------------------------------------------
  Leasehold improvements                           $   1,702          $   1,629
-------------------------------------------------------------------------------
  Office equipment                                 $   2,069          $   2,001
-------------------------------------------------------------------------------
  Construction in progress                         $     321          $     401
                                                   ---------          ---------
-------------------------------------------------------------------------------
                                                   $  25,592          $  27,393
-------------------------------------------------------------------------------
  Less accumulated depreciation & amortization     $ (17,382)         $ (19,427)
                                                   ---------          ---------
-------------------------------------------------------------------------------
                                                   $   8,210          $   7,966
-------------------------------------------------------------------------------
COSTS IN EXCESS OF NET ASSETS ACQUIRED,            $   1,846          $   1,923
 net of accumulated amortization of $1,828 &
 $1,751 at 6-30-1998 & 12-31-1997, respectively
-------------------------------------------------------------------------------
OTHER ASSETS, net of accumulated amortization      $   1,801          $   1,814
 of $605 and $592 at 6-30-1998 & 12-31-1997,       ---------          ---------
 respectively
-------------------------------------------------------------------------------
TOTAL ASSETS                                       $  29,972         $   29,017
                                                   =========         ==========
===============================================================================


                      See accompanying condensed notes to
                      Consolidated Financial Statements.

=========================================================================================
                                 CERADYNE, INC.
                          CONSOLIDATED BALANCE SHEETS
                     LIABILITIES AND SHAREHOLDERS' EQUITY
                    (Amounts in thousands, except share data)
-----------------------------------------------------------------------------------------
                                                     6-30-1998              12-31-1997
                                                    (Unaudited)             (Audited)
=========================================================================================
CURRENT LIABILITIES:
-----------------------------------------------------------------------------------------
Current portion of long-term debt                   $    ---                $    ---
-----------------------------------------------------------------------------------------
  Accounts payable                                  $   1,285               $   1,197
-----------------------------------------------------------------------------------------
  Accrued expenses:
-----------------------------------------------------------------------------------------
    Payroll and payroll related                     $     766               $     622
-----------------------------------------------------------------------------------------
    Other                                           $     165               $     168
                                                    ---------               ---------
-----------------------------------------------------------------------------------------
  Total current liabilities                         $   2,216               $   1,987
                                                    ---------               ---------
-----------------------------------------------------------------------------------------
LONG-TERM DEBT                                      $     ---               $     ---
                                                    ---------               ---------
-----------------------------------------------------------------------------------------
DEFERRED REVENUE                                    $      143              $     270
-----------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY:
-----------------------------------------------------------------------------------------
  Common stock, $.01 par value:
    Authorized - 12,000,000 shares;
    Outstanding - 8,005,876 shares &
    7,963,459 shares at 6-30-1998 &
    12-31-1997, respectively                         $  37,453              $  37,408
-----------------------------------------------------------------------------------------
  Accumulated deficit                                $ ( 9,840)             $ (10,648)
                                                     ---------              ---------
-----------------------------------------------------------------------------------------
  TOTAL SHAREHOLDERS' EQUITY                         $  27,613              $  26,760
                                                     ---------              ---------
-----------------------------------------------------------------------------------------
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY             $  29,972              $  29,017
                                                     =========              =========
=========================================================================================

                      See accompanying condensed notes to
                      Consolidated Financial Statements.

======================================================================================================================

                                                    CERADYNE, INC.
                                          CONSOLIDATED STATEMENTS OF INCOME
                                     FOR THE THREE MONTHS ENDED  6-30-1998 & 1997
                                        AND SIX MONTHS ENDED 6-30-98 AND 1997
                                    (Amounts in thousands, except per share data)

======================================================================================================================
                                                               THREE MONTHS                       SIX MONTHS
                                                                  ENDED                             ENDED
                                                                 JUNE 30                           JUNE 30
----------------------------------------------------------------------------------------------------------------------
                                                            1998           1997              1998           1997
======================================================================================================================
                                                                 Unaudited                        Unaudited
----------------------------------------------------------------------------------------------------------------------
NET SALES                                                  $ 6,342       $ 7,280           $13,685       $13,901
---------------------------------------------------------------------------------------------------------------------
COST OF PRODUCT SALES                                      $ 5,176       $ 5,249           $10,759       $10,477
---------------------------------------------------------------------------------------------------------------------
  Gross Profit                                             $ 1,166       $ 2,031           $ 2,926       $ 3,424
---------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES:
---------------------------------------------------------------------------------------------------------------------
  R&D                                                      $    89       $   ---           $   157       $   ---
---------------------------------------------------------------------------------------------------------------------
  Selling                                                  $   419       $   402           $   778       $   819
---------------------------------------------------------------------------------------------------------------------
  General/ Admin./Other                                    $   429       $   831           $ 1,361       $ 1,560
---------------------------------------------------------------------------------------------------------------------
                                                           $   937       $ 1,233           $ 2,296       $ 2,379
---------------------------------------------------------------------------------------------------------------------
Income from operations                                     $   229       $   798           $   630       $ 1,045
---------------------------------------------------------------------------------------------------------------------
OTHER (INCOME) EXPENSE:
---------------------------------------------------------------------------------------------------------------------
  Other (income)                                           $   (97)      $   (48)          $  (189)      $  (131)
---------------------------------------------------------------------------------------------------------------------
  Interest expense                                         $   ---       $    36           $   ---       $    73
---------------------------------------------------------------------------------------------------------------------
                                                           $   (97)      $   (12)          $  (189)      $   (58)
---------------------------------------------------------------------------------------------------------------------
  Income before provision                                  $   326       $   810           $   819       $ 1,103
  for income taxes
---------------------------------------------------------------------------------------------------------------------
PROVISION FOR INCOME TAXES                                 $   ---       $    51           $    10       $    60
---------------------------------------------------------------------------------------------------------------------
NET INCOME                                                 $   326       $   759           $   809       $ 1,043
---------------------------------------------------------------------------------------------------------------------
BASIC & DILUTED INCOME                                     $   .04       $   .10           $   .10       $   .13
PER SHARE                                                  =======       =======           =======       =======
=====================================================================================================================

                                 See accompanying condensed notes to
                                 Consolidated Financial Statements.

===================================================================================================================================
                                            CERADYNE, INC.

                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                              FOR THE SIX  MONTHS ENDED 6-30 1998 & 1997                                   SIX MONTHS ENDED
                                        (Amounts in thousands)
                                                                                                               JUNE 30
-----------------------------------------------------------------------------------------------------------------------------

                                                                                                       1998            1997
                                                                                                     Unaudited       Unaudited
====================================================================================================================================

CASH FLOWS FROM OPERATING ACTIVITIES:
-----------------------------------------------------------------------------------------------------------------------------------
  Net Income                                                                                         $  809          $ 1,043
-----------------------------------------------------------------------------------------------------------------------------------
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH PROVIDED FROM (USED IN)
 OPERATING ACTIVITIES:
-----------------------------------------------------------------------------------------------------------------------------------
  Depreciation and amortization                                                                      $  706          $   758
-----------------------------------------------------------------------------------------------------------------------------------
  Decrease in accounts receivable, net                                                               $   93          $ 1,578
-----------------------------------------------------------------------------------------------------------------------------------
  Increase in other receivables                                                                      $ (410)         $    (8)
-----------------------------------------------------------------------------------------------------------------------------------
  Increase in inventories                                                                            $ (361)         $  (890)
-----------------------------------------------------------------------------------------------------------------------------------
  Increase in production tooling                                                                     $  (37)         $  (149)
-----------------------------------------------------------------------------------------------------------------------------------
  Increase in prepaid expenses & other assets                                                        $ (110)         $  (305)
-----------------------------------------------------------------------------------------------------------------------------------
  Increase in accounts payable                                                                       $   88          $    99
-----------------------------------------------------------------------------------------------------------------------------------
  Increase (decrease) in accrued expenses                                                            $  141          $  (116)
-----------------------------------------------------------------------------------------------------------------------------------
  Decrease in deferred revenue                                                                       $ (127)         $  (131)
-----------------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                            $  792          $ 1,879
-----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
-----------------------------------------------------------------------------------------------------------------------------------
  Purchases of property, plant & equipment                                                           $ (860)         $(1,490)
-----------------------------------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                                                $ (860)         $(1,490)
-----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
-----------------------------------------------------------------------------------------------------------------------------------
  Issuance of common stock, net                                                                      $   45          $   140
-----------------------------------------------------------------------------------------------------------------------------------
Net payments on long-term debt                                                                       $  ---          $   ---
-----------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                                                  $   45          $   140
-----------------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                                                     $  (23)         $   529
-----------------------------------------------------------------------------------------------------------------------------------
Cash & cash equivalents, beginning of period                                                         $3,569          $ 4,643
-----------------------------------------------------------------------------------------------------------------------------------
Cash & cash equivalents, end of period                                                               $3,546          $ 5.172
===================================================================================================================================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
-----------------------------------------------------------------------------------------------------------------------------------
  Interest paid                                                                                      $  ---          $    73
-----------------------------------------------------------------------------------------------------------------------------------
  Income taxes paid                                                                                  $    2          $    72
===================================================================================================================================

                                 See accompanying condensed notes to
                                 Consolidated Financial Statements.

                                CERADYNE, INC.

             CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1998
                                  (Unaudited)


1.   Basis of Presentation
     ---------------------

     The consolidated financial statements include the financial statements of Ceradyne, Inc. (the Company) and its subsidiaries. All material intercompany accounts and transactions have been eliminated.



2.   Inventories
     -----------

     Inventories are valued at the lower of cost (first in, first out) or market. Inventory costs include the cost of material, labor and manufacturing overhead. The following is a summary of the inventory components as of June 30, 1998 and December 31, 1997:


==================================================================================================
                                                    JUNE 30, 1998                DECEMBER 31, 1997
==================================================================================================
Raw Materials                                          $4,114,000                     $3,338,000
--------------------------------------------------------------------------------------------------
Finished Goods                                           $394,000                       $411,000
--------------------------------------------------------------------------------------------------
Work-in-Process                                        $3,219,000                     $3,617,000
--------------------------------------------------------------------------------------------------
Total Inventories                                      $7,727,000                     $7,366,000
==================================================================================================



3.   Net Income Per Share
     --------------------

     The Company accounts for net income per share in accordance with SFAS No. 128 "Earnings Per Share". Basic net income per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted net income per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding plus the effect of any dilutive stock options and common stock warrants using the treasury stock method. The following is a summary of the number of shares entering into the computation of net income per common and common equivalent share:

==============================================================================================
                                                  THREE  MONTHS ENDED       SIX MONTHS ENDED
                                                        JUNE 30                 JUNE 30
----------------------------------------------------------------------------------------------
                                                   1998        1997        1998        1997
==============================================================================================
Weighted average number of shares outstanding    7,979,986   7,913,689   7,971,917   7,909,630
----------------------------------------------------------------------------------------------
Common stock equivalents                            90,022      79,720      91,173     107,674
----------------------------------------------------------------------------------------------
Number of shares                                 8,070,008   7,993,409   8,063,090   8,017,304
==============================================================================================

4.  Debt and Bank Borrowing Arrangements
    ------------------------------------

In November, 1997 the Company terminated its revolving credit agreement with an asset based lender, and entered into a revolving credit agreement with Comerica Bank. The new credit facility amount remains at $4,000,000 and no collateral is required of the Company. During the transition of changing financial institutions, the Company paid off its short-term minimum borrowing requirement debt of $1,000,000. As of June 30, 1998 there had been no borrowing under the new credit facility.

5.  Income Tax
    ----------

The Company, in conformance with its adopted Statement of Financial Accounting Standard (SFAS) No. 109, "Accounting for Income Taxes", has reversed a portion of the valuation allowance previously established applicable to the net deferred tax asset. The income tax benefit resulting from the reversal results from the Company's recent history of profitable operations. The Company has available net operating loss carryforwards of approximately $10.7 million as of June 30, 1998 for federal income tax purposes.

6.  Comprehensive Income
    --------------------

Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income" which established standards for the reporting and display of comprehensive income and its components in financial statements. Comprehensive income generally represents all changes in stockholder's equity except those resulting from investments by and distributions to owners. Currently, no difference exists between the Company's net income and its comprehensive net income.

7.  Disclosure About Segments of Enterprise and Related Information
    ---------------------------------------------------------------

In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Accounting Standards (SFAS) No. 131, "Disclosures About Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments. The Company will adopt SFAS No. 131 in fiscal 1998, as required. This statement will affect disclosure and presentation in the financial statements, but will not have a material impact on the Company's consolidated financial position, liquidity cash flows or results of operations.

8.  Reclass
    -------

Certain prior year amounts have been reclassified to conform to the current year presentation.


  Item 2.     Management's Discussion and Analysis of
              Financial Condition and Results of Operations
              ---------------------------------------------

Preliminary Note Regarding Forward-Looking Statements

    This Quarterly Report on Form 10-Q contains statements which may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934. Forward-looking statements regarding future events and the future performance of the Company involve risks and uncertainties that could cause actual results to differ materially. These risks and uncertainties are described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, as filed with the Securities and Exchange Commission, under "Item 1-Business," including the section therein entitled "Certain Factors That May Affect the Company's Business and Future Results," and "Item 7-Management's Discussion and Analysis of Financial Condition and Result of Operations."

Results of Operations for Quarter and Six Months Ended JUNE 30, 1998.
--------------------------------------------------------------------
Reference is made to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, for an analysis and detailed discussion of the Company's financial condition and results of operations for the period covered by that report.

Net Sales.  Net sales for the quarter ended June 30, 1998 were $6.3 million,
---------
which represents a 14.8% or $938,000 decrease over the corresponding quarter of the prior year. For the six months ended June 30, 1998, net sales were $13.7 million, and this represents a decrease of 1.6% or $216,000 from the prior year's six months.

The comments reflected below are for both the three and six months ended June 30, 1998 compared to the corresponding periods of 1997. Sales have declined in each of the product lines except at the Company's Thermo Materials division. Thermo Materials had increased sales despite the temporary work interruption caused by defective raw material which reduced its shipments in the second quarter of 1998. The turnaround for Thermo Materials is due to missile radome shipments that are a result of the prior year pilot production, and an increase in fused silica ceramic components due to an aggressive sales effort. The decrease in sales of the Company was in the following product lines.
Lightweight armor sales decreased due to delays in new Government procurement activity. Wear resistant component sales decreased because of the downturn in capital equipment shipments, and due to the low price of crude oil for exploration components. Orthodontic bracket sales decreased because the Company's customer was increasing its inventory levels in the prior year periods due to the introduction of a new orthodontic bracket, and are reducing that level of inventory this year because of "just in time" inventory practices. Dispenser cathodes and samarium cobalt permanent magnets also posted a sales decrease due to reduced demands.

International sales represented 18.8% and 20.0% for the three and six months ending June 30, 1998, respectively. This compares to 18.7% and 20.9% in the prior year three and six months periods, respectively.

Gross Profit.  The Company's gross profit was $1.2 million or 18.4% of net sales
------------
for the second quarter ended June 30, 1998, compared to $2.0 million or 27.9% of the prior year's second quarter. For the six months ended June 30, 1998, gross profit was $2.9 million or 21.4%, compared to $3.4 million or 24.6% one year ago.

The comments reflected below are for both the three and six months ended June 30, 1998 compared to last year. Gross profit has decreased in each of the product lines, except for Thermo Materials Division. The turnaround at Thermo Materials from the prior year periods was due to increased volume and production yields and greater capacity utilization. All other product lines have decreased in gross profit as compared to prior year periods due to lower volume and lower capacity utilization resulting in unfavorable overhead absorption. Also, the product lines of dispenser cathodes, samarium cobalt permanent magnets, and semiconductor components continue to have problems in production yields and rework costs.

Research and Development Expenses.  Research and development expenses were
---------------------------------
$89,000 and $157,000 for the second quarter and six months ended June 30, 1998, respectively. This is a new department set up this year to focus on new materials technology. The expenses were salaries, travel, outside services, material and small tools related.

In addition, the Company historically has and continues to engage in application engineering and internally-funded research to improve and reduce the cost of production and to develop new products. The costs associated with application engineering and internally-funded research are generally expensed as incurred and are included in cost of product sales.

Selling Expenses.  Selling expenses were $419,000 for the quarter, and $778,000
----------------
for the six months ended June 30, 1998. The above compares to prior year amounts of $402,000 for the quarter, and $819,000 for the six months ended June 30, 1997. Increases in direct salaries and travel expenses for the quarter were nearly offset by a reduction in commission expense; however, for the six month period, the offset resulted in an overall decrease.

General, Administrative and Other.  General, administrative and other was
---------------------------------
$429,000 for the quarter and $1,361,000 for the six months ended June 30, 1998. The above compares to the prior year's quarter total of $831,000 and $1,560,000 for the six months ended June 30, 1997. A key element for the decrease between the comparable quarters was that Samsung Display Devices Co. Ltd. and the Company agreed to a final settlement of all claims related to the sale/purchase of cathode pellets, and "spider cathodes". The agreement was dated April 23, 1998 and awarded the Company a net of $354,000. Offsetting the above decrease for the six months' comparable periods was an increase in legal expenses in the first quarter of this year.

Other Income.  Other income was $97,000 for the quarter, and $189,000 for the
------------
six months ended June 30, 1998. This compares to last year's total of $48,000 for the quarter and $131,000 for the six months ended June 30, 1997. The significant difference for the quarter and six months ended June 30, 1998 as compared to the prior year periods was the reduction of non-operational miscellaneous expenses.

Interest Expense.  The Company has no interest expense for the quarter and six
----------------
months ended June 30, 1998. The prior quarter and six months were $36,000 and $73,000, respectively. The reason for the decrease is the reduction of debt.

Income Taxes.  No provision was necessary for the quarter ended June 30, 1998.
------------
For the six months' period, the Company has recorded a $10,000 provision. The Company has reversed a portion of the previously established valuation allowance, primarily related to net operating losses from prior years to offset tax provisions at statutory rates. The Company has approximately $10.7 million remaining in net operating loss carryforwards.

Net Income.  Reflecting all of the matters discussed above, net income was
----------
$326,000 (or $.04 per share basic and diluted) for the quarter, and $809,000 (or $.10 per share basic and diluted) for the six months ended June 30, 1998.

Liquidity and Capital Resources
-------------------------------
The Company meets its operating and capital requirements for cash flow from operating activities and borrowings under its credit facilities.

In November 1997, the Company terminated its revolving credit agreement with an asset based lender, and entered into a revolving credit agreement with Comerica Bank. The new credit facility amount remains at $4,000,000 and no collateral is required of the Company. During the transition of changing financial institutions, the Company paid off its short term minimum borrowing requirement debt of $1,000,000. As of June 30, 1998, there had been no borrowing under the new credit facility.

Management believes that its current cash and cash equivalents on hand, as well as cash generated from operations and the ability to borrow under the existing credit facility, will be sufficient to finance anticipated capital and operating requirements for at least the next 12 months.

New Accounting Pronouncements
-----------------------------
Statement of Position (SOP 98-5) "Reporting on the Cost of Start-up Activities" was issued in April 1998, and is effective for fiscal years beginning after December 15, 1998. The Company will adopt SOP 98-5 for the period beginning January 1, 1999 and anticipates that such adoption will not materially impact the Company's financial statements.


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

In July 1997 the Company was served with a complaint filed by an employee of one of the Company's former parent companies and landlords. The complaint, filed in the Los Angeles County Superior Court on behalf of the employee by his wife, alleges that the husband contracted chronic beryllium disease as a result of his exposure to beryllium through Ceradyne's products, equipment and premises. The complaint, which was transferred to the Orange County Superior Court, seeks unspecified damages against the Company, its officers and its directors. The Company believes that the plaintiffs' claims are without merit and that the resolution of this matter will not have a material adverse effect on the financial condition or operations of the Company. Defense of this case has been tendered to the Company's insurance carriers, some of which are providing
defense and indemnification subject to a reservation of rights.   On July 22,
1998 the plaintiffs accepted a settlement, and will be covered by the insurance carriers.

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

Item 4.  Submission of Matters to Vote of Security Holders
         -------------------------------------------------


The following matters were voted upon at the Annual Meeting of Stockholders held on July 27, 1998.

A. The following seven persons were elected as Directors of the Company to serve until the next annual meeting of stockholders or until their successors are elected and have qualified:

===================================================================================================
                                                                  NUMBER OF SHARES
---------------------------------------------------------------------------------------------------
                                                     FOR                        AUTHORITY WITHHELD
===================================================================================================
J.P. Moskowitz                                    6,695,689                          459,966
---------------------------------------------------------------------------------------------------
L.M. Allenstein                                   6,695,813                          459,842
---------------------------------------------------------------------------------------------------
R.A. Alliegro                                     6,695,813                          459,842
---------------------------------------------------------------------------------------------------
P. Beardmore                                      6,695,813                          459,842
---------------------------------------------------------------------------------------------------
F. Edelstein                                      6,695,751                          459,904
---------------------------------------------------------------------------------------------------
M.A. Shader                                       6,695,813                          459,842
---------------------------------------------------------------------------------------------------
M. Lohr                                           6,695,813                          459,842
===================================================================================================


B. The approval of an amendment to increase the number of shares of Common Stock authorized for issuance by 100,000 shares to 650,000 shares of Common Stock under the Company's 1994 Stock Incentive Plan


Votes:
-----


         For                           6,484,486
         Against                         569,599
         Abstain                          37,237
         Broker non votes                    -0-


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

CERADYNE, INC.



By: /s/ HOWARD F. GEORGE
    --------------------------------------------------
    Howard F. George
    Vice President
    Chief Financial Officer
    (Principal Financial and Accounting Officer)

Dated:  August 12, 1998