Form 10-Q
period 1998-09-30
CERADYNE INC
filed 1998-11-12
CIK 18937

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
---   EXCHANGE ACT OF 1934
      For the quarterly period ended September 30, 1998

      or


      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
---   EXCHANGE ACT OF 1934
      For the transition period from ________________ to _________________


                         Commission File No. 000-13059



                                 CERADYNE, INC.
                                 --------------
             (Exact name of Registrant as specified in its charter)


             Delaware                                   33-0055414
   -------------------------------         ------------------------------------
   (State or other jurisdiction of         (I.R.S. Employer Identification No.)
   incorporation or organization)

     3169 Redhill Avenue, Costa Mesa, CA                  92626
-------------------------------------------------------------------------------
      (Address of principal executive)                  (Zip Code)

Registrant's telephone number, including area code  (714) 549-0421
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

  YES   X          NO
      -----           -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          Class                             Outstanding at September 30, 1998
----------------------------------        -------------------------------------
Common Stock, $.01 par value                          8,038,138 Shares


                              Page 1 of 15 Pages

                                 CERADYNE, INC.


                               TABLE OF CONTENTS
                               -----------------


                                                                        PAGE NO.
                                                                        --------

PART I.      FINANCIAL INFORMATION

Item 1.      Financial Statements


             Statement Regarding Financial Information.........................3

             Consolidated Balance Sheets - September 30, 1998................4-5
             and December 31, 1997

             Consolidated Statements of Income -...............................6
             Three and nine months ended September 30, 1998 and 1997

             Consolidated Statements of Cash Flow -............................7
             Nine months ended September 30, 1998 and 1997

             Condensed Notes to Consolidated Financial......................8-10
             Statements


Item 2.      Management's Discussion and Analysis of.......................10-13
             Financial Condition & Results of Operations


PART II.     OTHER INFORMATION


Item 1.      Legal Proceedings.............................................13-14

Items 2, 3,  N/A..............................................................14
 4 and 5

Item 6.      Exhibits and Reports on Form 8-K.................................14

SIGNATURE.....................................................................14

Exhibit Index.................................................................15

                                CERADYNE, INC.

                                   FORM 10-Q
                   FOR THE QUARTER ENDED September 30, 1998



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

                                CERADYNE, INC.
                          CONSOLIDATED BALANCE SHEETS
                                    ASSETS
                            (Amounts in thousands)
--------------------------------------------------------------------------------

                                                          9-30-1998             12-31-1997
                                                         (Unaudited)            (Audited)
=========================================================================================
CURRENT ASSETS:
  Cash & cash equivalents                                  $  3,756              $  3,569
-----------------------------------------------------------------------------------------
  Accounts receivable, net  of allowances of               $  4,416              $  4,685
  approximately $65 & $179 for doubtful accts
  at 9-30-1998 & 12-31-1997, respectively
  Other Receivables                                        $    208              $     96
-----------------------------------------------------------------------------------------
  Inventories                                              $  7,897              $  7,366
-----------------------------------------------------------------------------------------
  Production Tooling                                       $  1,008              $    882
-----------------------------------------------------------------------------------------
  Prepaid expenses and other                               $    997              $    716
                                                           --------              --------
-----------------------------------------------------------------------------------------
  TOTAL CURRENT ASSETS                                     $ 18,282              $ 17,314
                                                           --------              --------
-----------------------------------------------------------------------------------------
PROPERTY, PLANT & EQUIPMENT, at cost:
-----------------------------------------------------------------------------------------
  Land                                                     $    422              $    422
-----------------------------------------------------------------------------------------
  Buildings & improvements                                 $  1,825              $  1,825
-----------------------------------------------------------------------------------------
  Lease rights                                             $  ---                $  2,659
-----------------------------------------------------------------------------------------
  Machinery & equipment                                    $ 19,605              $ 18,456
-----------------------------------------------------------------------------------------
  Leasehold improvements                                   $  1,716              $  1,629
-----------------------------------------------------------------------------------------
  Office equipment                                         $  2,147              $  2,001
-----------------------------------------------------------------------------------------
  Construction in progress                                 $    317              $    401
                                                           --------              --------
-----------------------------------------------------------------------------------------
                                                           $ 26,032              $ 27,393
-----------------------------------------------------------------------------------------
  Less accumulated depreciation & amortization             $(17,723)             $(19,427)
                                                           --------              --------
-----------------------------------------------------------------------------------------
                                                           $  8,309              $  7,966
-----------------------------------------------------------------------------------------
COSTS IN EXCESS OF NET ASSETS ACQUIRED,                    $  1,807              $  1,923
  net of accumulated amortization of $1,867  &
   $1,751 at 9-30-1998 & 12-31-1997, respectively
-----------------------------------------------------------------------------------------
OTHER ASSETS, net of accumulated amortization              $  1,795              $  1,814
  of $611 and $592 at 9-30-1998 & 12-31-1997,              --------              --------
   respectively
-----------------------------------------------------------------------------------------
TOTAL ASSETS                                               $ 30,193              $ 29,017
                                                           ========              ========
=========================================================================================

                      See accompanying condensed notes to
                      Consolidated Financial Statements.

                                CERADYNE, INC.

                          CONSOLIDATED BALANCE SHEETS
                     LIABILITIES AND SHAREHOLDERS' EQUITY
                   (Amounts in thousands, except share data)

------------------------------------------------------------------------------
                                                     9-30-1998      12-31-1997
                                                    (Unaudited)     (Audited)
==============================================================================
CURRENT LIABILITIES:
------------------------------------------------------------------------------
  Current portion of long-term debt                    $   ---        $    ---
------------------------------------------------------------------------------
  Accounts payable                                     $ 1,302        $  1,197
------------------------------------------------------------------------------
  Accrued expenses:
------------------------------------------------------------------------------
    Payroll and payroll related                        $   529        $    622
------------------------------------------------------------------------------
    Other                                              $   128        $    168
                                                       -------        --------
------------------------------------------------------------------------------
  Total current liabilities                            $ 1,959        $  1,987
                                                       -------        --------
------------------------------------------------------------------------------
LONG-TERM DEBT                                         $   ---        $    ---
                                                       -------        --------
------------------------------------------------------------------------------
DEFERRED REVENUE                                       $   345        $    270
------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY:
------------------------------------------------------------------------------
  Common stock, $.01 par value:
   Authorized - 12,000,000 shares;
   Outstanding - 8,038,138 shares &
   7,963,459 shares at 9-30-1998 &
   12-31-1997, respectively                            $37,684        $ 37,408
------------------------------------------------------------------------------
  Accumulated deficit                                  $(9,795)       $(10,648)
                                                       -------        --------
------------------------------------------------------------------------------
  TOTAL SHAREHOLDERS' EQUITY                           $27,889        $ 26,760
                                                       -------        --------
------------------------------------------------------------------------------
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY               $30,193        $ 29,017
                                                       =======        ========
==============================================================================

                      See accompanying condensed notes to
                      Consolidated Financial Statements.

                                CERADYNE, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                 FOR THE THREE MONTHS ENDED  9-30-1998 & 1997
                    AND NINE MONTHS ENDED 9-30-98 AND 1997
                 (Amounts in thousands, except per share data)
=============================================================================
                                        THREE MONTHS         NINE MONTHS
                                           ENDED                ENDED
                                        SEPTEMBER 30         SEPTEMBER 30
-----------------------------------------------------------------------------
                                        1998      1997       1998       1997
=============================================================================
                                           Unaudited           Unaudited
-----------------------------------------------------------------------------
NET SALES                              $6,290    $7,100    $19,975    $21,001
-----------------------------------------------------------------------------
COST OF PRODUCT SALES                  $5,129    $5,271    $15,888    $15,747
-----------------------------------------------------------------------------
  Gross Profit                         $1,161    $1,829    $ 4,087    $ 5,254
-----------------------------------------------------------------------------
OPERATING EXPENSES:
-----------------------------------------------------------------------------
  R&D                                  $   87    $  ---    $   243    $   ---
-----------------------------------------------------------------------------
  Selling                              $  350    $  395    $ 1,128    $ 1,215
-----------------------------------------------------------------------------
  General/ Admin./Other                $  776    $1,032    $ 2,141    $ 2,668
-----------------------------------------------------------------------------
                                       $1,213    $1,427    $ 3,512    $ 3,883
-----------------------------------------------------------------------------
Income from operations                 $  (52)   $  402    $   575    $ 1,371
-----------------------------------------------------------------------------
OTHER (INCOME) EXPENSE:
-----------------------------------------------------------------------------
  Other (income)                       $  (96)   $  (82)   $  (286)   $  (290)
-----------------------------------------------------------------------------
  Interest expense                     $  ---    $   36    $   ---    $   109
-----------------------------------------------------------------------------
                                       $  (96)   $  (46)   $  (286)   $  (181)
-----------------------------------------------------------------------------
  Income before provision              $   44    $  448    $   861    $ 1,552
  for income taxes
-----------------------------------------------------------------------------
PROVISION FOR INCOME TAXES             $  ---    $  (60)   $    10    $   ---
-----------------------------------------------------------------------------
NET INCOME                             $   44    $  508    $   851    $ 1,552
-----------------------------------------------------------------------------
BASIC & DILUTED INCOME                 $  .01    $  .06    $   .11    $   .19
PER SHARE                                ====      ====       ====       ====
=============================================================================

                      See accompanying condensed notes to
                      Consolidated Financial Statements.

===============================================================================
                    CERADYNE, INC.
        CONSOLIDATED STATEMENTS OF CASH FLOWS
      FOR THE NINE MONTHS ENDED 9-30 1998 & 1997           NINE MONTHS ENDED
                 (Amounts in thousands)                      SEPTEMBER 30
-------------------------------------------------------------------------------
                                                            1998        1997
                                                         Unaudited   Unaudited
===============================================================================
CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------------------------------------------------
  Net Income                                                 $851     $ 1,552
-------------------------------------------------------------------------------
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH
 PROVIDED FROM (USED IN) OPERATING ACTIVITIES:
-------------------------------------------------------------------------------
  Depreciation and amortization                           $ 1,093     $ 1,199
-------------------------------------------------------------------------------
  (Increase) decrease in accounts receivable, net         $   286     $   (15)
-------------------------------------------------------------------------------
  (Increase) decrease in other receivables                $  (129)    $ 1,383
-------------------------------------------------------------------------------
  Increase in inventories                                 $  (533)    $(1,401)
-------------------------------------------------------------------------------
  Increase in production tooling                          $  (128)    $  (216)
-------------------------------------------------------------------------------
  Increase in prepaid expenses & other assets             $  (279)    $  (358)
-------------------------------------------------------------------------------
  Increase in accounts payable                            $   110     $    64
-------------------------------------------------------------------------------
  Decrease in accrued expenses                            $  (135)    $  (258)
-------------------------------------------------------------------------------
  Increase (decrease) in deferred revenue                 $    75     $  (194)
                                                          -------     -------
-------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                 $ 1,211     $ 1,756
                                                          -------     -------
-------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------------------------------------------------
  Purchases of property, plant & equipment                $(1,300)    $(2,089)
                                                          -------     -------
-------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                     $(1,300)    $(2,089)
                                                          -------     -------
-------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------------------------------------------------
  Issuance of common stock, net                           $   276     $   248
-------------------------------------------------------------------------------
  Net payments on long-term debt                          $   ---     $   ---
                                                          -------     -------
-------------------------------------------------------------------------------
Net cash provided by (used in) financing activities       $   276     $   248
                                                          -------     -------
-------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents          $   187     $   (85)
-------------------------------------------------------------------------------
Cash & cash equivalents, beginning of period              $ 3,569     $ 4,643
-------------------------------------------------------------------------------
Cash & cash equivalents, end of period                    $ 3,756     $ 4,558
                                                          =======     =======
-------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
-------------------------------------------------------------------------------
  Interest paid                                           $   ---     $   109
-------------------------------------------------------------------------------
  Income taxes paid                                       $   ---     $    72
===============================================================================

                      See accompanying condensed notes to
                      Consolidated Financial Statements.

                                CERADYNE, INC.
             CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1998
                                  (Unaudited)


1.   Basis of Presentation
     ---------------------

     The consolidated financial statements include the financial statements of Ceradyne, Inc. (the Company) and its divisions. All material intercompany accounts and transactions have been eliminated.

2.   Inventories
     -----------

     Inventories are valued at the lower of cost (first in, first out) or market. Inventory costs include the cost of material, labor and manufacturing overhead. The following is a summary of the inventory components as of September 30, 1998 and December 31, 1997:

===============================================================================
                              SEPTEMBER 30, 1998           DECEMBER 31, 1997
===============================================================================
Raw Materials                     $4,329,000                   $3,338,000
-------------------------------------------------------------------------------
Finished Goods                    $  420,000                   $  411,000
-------------------------------------------------------------------------------
Work-in-Process                   $3,148,000                   $3,617,000
-------------------------------------------------------------------------------
Total Inventories                 $7,897,000                   $7,366,000
                                  ==========                   ==========
===============================================================================

3.   Net Income Per Share
     --------------------

     The Company accounts for net income per share in accordance with the Financial Accounting Standards Board (FASB) Statement of Accounting Standards (SFAS) No. 128 "Earnings Per Share". Basic net income per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted net income per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding plus the effect of any dilutive stock options and common stock warrants using the treasury stock method. The following is a summary of the number of shares entering into the computation of net income per common and common equivalent share:

                                    THREE  MONTHS ENDED      NINE MONTHS ENDED
                                       SEPTEMBER  30           SEPTEMBER 30
                                     1998       1997        1998       1997
===============================================================================
Weighted average number of
shares outstanding                8,029,215   7,944,488   7,991,016   7,921,285
Common stock equivalents             47,974     116,618      76,773     110,655
                                  ---------   ---------   ---------   ---------
Number of shares                  8,077,189   8,061,106   8,067,789   8,031,940
                                  =========   =========   =========   =========
===============================================================================

4.  Debt and Bank Borrowing Arrangements
    ------------------------------------

In November, 1997 the Company terminated its revolving credit agreement with an asset based lender, and entered into a revolving credit agreement with Comerica Bank. The new credit facility amount remains at $4,000,000 and no collateral is required of the Company. During the transition of changing financial institutions, the Company paid off its short-term minimum borrowing requirement debt of $1,000,000. As of September 30, 1998 there had been no borrowing under the new credit facility.

5.  Income Tax
    ----------

The Company, in conformance with its adopted Statement of Financial Accounting Standard (SFAS) No. 109, "Accounting for Income Taxes", has reversed a portion of the valuation allowance previously established applicable to the net deferred tax asset. The income tax benefit resulting from the reversal results from the Company's recent history of profitable operations. The Company has available net operating loss carryforwards of approximately $10.6 million as of September 30, 1998 for federal income tax purposes.

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

Results of Operations for Quarter and Nine Months Ended SEPTEMBER 30, 1998.
--------------------------------------------------------------------------

Reference is made to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, for an analysis and detailed discussion of the Company's financial condition and results of operations for the period covered by that report.

Net Sales.  Net sales for the quarter ended September 30, 1998 were $6.3
---------
million, which represents an 11.4% or $810,000 decrease over the corresponding quarter of the prior year. For the nine months ended September 30, 1998, net sales were $20.0 million, and this represents a decrease of 4.9% or $1,026,000 from the prior year's nine months.

The comments reflected below are for both the three and nine months ended September 30, 1998 compared to the corresponding periods of 1997. Sales have declined in the major product lines except for the Company's Thermo Materials division. Thermo Materials had increased sales despite the temporary work interruption caused by defective raw material which reduced its shipments in the second quarter of 1998. The turnaround for Thermo Materials is due to missile radome shipments that are a result of the prior year pilot production, and an increase in fused silica ceramic components due to an aggressive sales effort. The decrease in sales of the Company was in the following product lines. Lightweight armor sales decreased due to delays in new Government procurement activity. Wear resistant component sales decreased because of the downturn in capital equipment shipments, and due to the low price of crude oil for exploration components. Orthodontic bracket sales decreased because the Company's customer was increasing its inventory levels in the prior year periods due to the introduction of a new orthodontic bracket, and are reducing that level of inventory this year because of "just in time" inventory practices. Dispenser cathodes and samarium cobalt permanent magnets also posted a sales decrease due to reduced demands for the nine month comparable periods; however, for the three month comparable periods, net sales increased slightly in the current quarter.

International sales represented 18.2% and 19.1% for the three and nine months ending September 30, 1998, respectively. This compares to 18.0% and 19.0% in the prior year three and nine months periods, respectively.

Gross Profit.  The Company's gross profit was $1.2 million or 18.5% of net sales
------------
for the third quarter ended September 30, 1998, compared to $1.8 million or 25.8% of the prior year's third quarter. For the nine months ended September 30, 1998, gross profit was $4.1 million or 20.5%, compared to $5.3 million or 25.0% one year ago.

The comments reflected below are for both the three and nine months ended September 30, 1998 compared to last year. Gross profit has decreased in each of the product lines, except for Thermo Materials Division. The turnaround at Thermo Materials from the prior year periods was due to increased volume and production yields and greater capacity utilization, and this contributed to increases of $143,000 and $591,000 over the comparable prior year's three and nine month periods, respectively. All other major product lines have decreases in gross profit as compared to prior year periods due to lower volume and lower capacity utilization resulting in unfavorable overhead absorption, and this contributed to decreases of $905,000 and $1,852,000 over the comparable prior year's three and nine month periods, respectively. Other key elements that contributed to changes in the comparable three and nine month periods were an incurred charge in September 1998 of $118,000 for start-up costs associated with the semiconductor product line. The other element was a business interruption insurance settlement in September 1998 that netted the Company approximately $212,000. These insurance issues involved the contaminated material that occurred at the Thermo Materials division in the second quarter of 1998, and a pressure disturbance to one of the sintering furnaces that occurred in the third quarter of 1998 at the Company's California facility.

Research and Development Expenses.  Research and development expenses were
---------------------------------
$87,000 and $243,000 for the third quarter and nine months ended September 30, 1998, respectively. This is a new department established this year to focus on new materials technology. The expenses were salaries, travel, outside services, material and small tools related.

In addition, the Company historically has and continues to engage in application engineering and internally-funded research to improve and reduce the cost of production and to develop new products. The costs associated with application engineering and internally-funded research are generally expensed as incurred and are included in cost of product sales.

Selling Expenses.  Selling expenses were $350,000 for the quarter, and
----------------
$1,128,000 for the nine months ended September 30, 1998. The above compares to prior year amounts of $395,000 for the quarter, and $1,215,000 for the nine months ended September 30, 1997. Increases in direct salaries and travel expenses for the quarter and nine months ended September 30, 1998 were offset by a reduction in commission expense.

General, Administrative and Other.  General, administrative and other was
---------------------------------
$776,000 for the quarter and $2,141,000 for the nine months ended September 30, 1998. The above compares to the prior year's quarter total of $1,032,000 and $2,668,000 for the nine months ended September 30, 1997. A key element for the decrease between the comparable quarters was a non-recurring charge in the prior year's quarter for $220,000 related to legal fees associated with a legal settlement. The key elements for the decrease between the comparable nine month periods was the above comment and the second quarter of 1998 settlement with a customer which netted the Company $354,000.


Other Income.  Other income was $96,000 for the quarter, and $286,000 for the
------------
nine months ended September 30, 1998. This compares to last year's total of $82,000 for the quarter and $290,000 for the nine months ended September 30, 1997. There were no significant differences for the quarter and nine months ended September 30, 1998. Other income consists of two main elements which are interest income, and royalty income.


Interest Expense.  The Company has no interest expense for the quarter and nine
----------------
months ended September 30, 1998. The prior quarter and nine months were $36,000 and $109,000, respectively. The reason for the decrease is the reduction of debt.

Income Taxes.  No provision was necessary for the quarter ended September 30,
------------
1998. For the nine months' period, the Company has recorded a $10,000 provision. The Company has reversed a portion of the previously established valuation allowance, primarily related to net operating losses from prior years to offset tax provisions at statutory rates. The Company has approximately $10.6 million remaining in net operating loss carryforwards.


Net Income.  Reflecting all of the matters discussed above, net income was
----------
$44,000 (or $.01 per share basic and diluted) for the quarter, and $851,000 (or $.11 per share basic and diluted) for the nine months ended September 30, 1998.

Liquidity and Capital Resources
-------------------------------
The Company meets its operating and capital requirements for cash flow from operating activities and borrowings under its credit facilities.

In November 1997, the Company terminated its revolving credit agreement with an asset based lender, and entered into a revolving credit agreement with Comerica Bank. The new credit facility amount remains at $4,000,000 and no collateral is required of the Company. During the transition of changing financial institutions, the Company paid off its short term minimum borrowing requirement debt of $1,000,000. As of September 30, 1998, there had been no borrowing under the new credit facility.

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



Items 2, 3, 4 and 5.    N/A

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

(a)      Exhibits:

         27   Financial Data Schedule

(b)      Reports on Form 8-K:

         None


SIGNATURE
---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CERADYNE, INC.

By: /s/ HOWARD F. GEORGE
  Howard F. George
  Vice President
  Chief Financial Officer
  (Principal Financial and Accounting Officer)



Dated:  November 13, 1998

EXHIBIT INDEX
-------------

Exhibit #            Description
---------            -----------

    27               Financial Data Schedule