Form 10-Q/A
period 1998-09-30
CERADYNE INC
filed 1999-03-09
CIK 18937

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-Q/A-1



 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
---  EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 1998

     or

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND --- EXCHANGE ACT OF 1934
     For the transition period from             to
                                   -------------    -------------

                         Commission File No. 000-13059

                                 CERADYNE, INC.
                                 --------------
             (Exact name of Registrant as specified in its charter)


            Delaware                                                                   33-0055414
-----------------------------------                                    ---------------------------------------
(State or other jurisdiction of                                         (I.R.S. Employer Identification No.)
incorporation or organization)

           3169 Redhill Avenue, Costa Mesa, CA                            92626
-------------------------------------------------------------------------------------------------------------
      (Address of principal executive)                                  (Zip Code)

Registrant's telephone number, including area code  (714) 549-0421
                                                     --------------------------------------------------------
                                N/A
-------------------------------------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          YES   X                 NO
                              -----                  -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


            Class                             Outstanding at September 30, 1998
---------------------------------           -----------------------------------

Common Stock, $.01 par value                         8,038,138 Shares

                                 Page 1 of 2 Pages

Item 2.       Management's Discussion and Analysis of Financial Condition
              -----------------------------------------------------------
              and Results of Operations
              --------------------------

Year 2000 Disclosure.  Many currently installed computer systems and software
--------------------
products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. This inability to recognize or properly treat the Year 2000 may cause the company's systems and applications to process critical financial and operational information incorrectly. The Company continues to assess the impact of the Year 2000 issue on its reporting systems and operations.

The Company is currently in the process of investigating and determining whether its internal accounting systems and other operational systems are Year 2000 compliant. A new software system which is Year 2000 compliant was installed at the Corporate Headquarters and its Advanced Ceramic Operations located in Costa Mesa, California in 1996. The Company expects to complete the conversion of its internal accounting system at its Kentucky and Georgia divisions to such upgraded software in 1999. The costs associated with these conversions are approximately $150,000. As of February 10, 1999 both divisions are underway at the Kentucky and Georgia locations with the upgraded hardware and software conversions. The estimated completion date is set for May 1, 1999. The Company is taking steps to ensure that all of its customers, suppliers, associates and affiliates will be in compliance with the Year 2000 issue. This process includes an audit by a questionnaire confirming the status of compliance with the Year 2000 criteria set forth by the Company. The criteria that the Company will use to determine compliance with the Year 2000 is the accurate processing of date/time information from, into, and between the twentieth and twenty-first centuries, and the years 1999 and 2000, including leap year calculations that will affect the processing of information, scheduling, manufacturing, and the quality of all products.

The risk that the Company has as its most likely worst case Year 2000 scenario is as follows: That several of the Company's customers and suppliers may experience Year 2000 non-compliance issues that affect the Company. However, as the Company does have a wide customer base, and no sole source suppliers, it believes the non-compliance issue to be minimal. However, there can be no assurance that certain of the Company's internal computer systems or networks or those of its key vendors and customers will not be adversely affected by such Year 2000 issues, which could have a material adverse effect on the Company's business, operating results or financial condition.

SIGNATURE
---------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


CERADYNE, INC.

By:       /s/Howard F. George                                      March 4, 1999
          -------------------                                      -------------
          Howard F. George                                              Date
          Vice President Finance
          Chief Financial Officer
          (Principal Financial and Accounting Officer)