Form 10-K405
period 1998-12-31
CERADYNE INC
filed 1999-03-31
CIK 18937

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934
      For the Fiscal Year Ending December 31, 1998

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value (based on the closing price at which stock was sold) of the voting shares held by non-affiliates of the registrant as of March 3, 1999 was $19,291,216.

As of March 3, 1999, the number of shares of the registrant's Common Stock outstanding was 8,054,838.

DOCUMENTS INCORPORATED BY REFERENCE:  None

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

The Company continues to derive a substantial portion of its revenues from its traditional products, such as lightweight ceramic armor for military helicopters and microwave tube products. However, newer products developed or being developed by the Company for defense, industrial and consumer applications have represented a growing share of its business. Examples of these newer products include (i) large corrosion resistant ceramic components sold to semiconductor equipment manufacturers; (ii) lightweight ceramic armor vests for military personnel; (iii) a modified translucent ceramic orthodontic bracket, which is sold to Unitek Corporation, a subsidiary of 3M, under an exclusive marketing agreement and marketed by Unitek under its brand name "Clarity", (iv) wear resistant components for industrial machinery, such as paper making equipment, made from the Company's Ceralloy(R) 147 silicon nitride advanced technical ceramic; and (v) missile nose cones or radomes for the defense industry.

The Company has a strategic relationship with the Ford Motor Company, pursuant to which Ford acquired a 15.0% equity interest in the Company, and transferred ceramic-related technology to the Company with a long-term objective of developing ceramic components for automobile engines. The Company's efforts in automotive applications are still in the experimental stage and the Company's ability to generate significant revenues from these applications is uncertain and may not occur for several years, if at all.

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

====================================================================================================================
                               MELTING
                                POINT           HARDNESS           CHEMICAL                                 DENSITY
                              (DEGREES          (VICKERS          RESISTANCE            ELECTRICAL           (GMS
MATERIALS                    FAHRENHEIT)         SCALE)            TO ACIDS             PROPERTIES          PER CC)
--------------------------------------------------------------------------------------------------------------------
Advanced technical                                                                  From conductors to
 ceramics                  2,500 to 6,900    1,600 to 7,000        Excellent       excellent insulators   2.5 to 4.5
--------------------------------------------------------------------------------------------------------------------
High strength alloy
 steel                     2,500 to 2,700      250 to 900            Fair               Conductors        7.0 to 9.0
--------------------------------------------------------------------------------------------------------------------
High performance                                               Good to Excellent    Good to excellent
 plastics                    275 to 750          5 to 10                                insulators        1.0 to 2.0
====================================================================================================================

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

The automobile industry is particularly sensitive to initial as well as life cycle costs. Although the current state of the art of advanced technical ceramics suggests potential automotive acceptance, the cost factors currently will not permit automobile related production. The industry goal is to reduce advanced technical ceramics costs as close as possible to the cost of equivalent current metal parts.

Ceradyne Strategy

The Company's strategy is to capitalize on its existing technologies, developed originally for defense and aerospace applications, and to broaden its product and customer base through increased marketing efforts both domestically and internationally. The Company is focusing on additional customer opportunities for existing products, and on emerging markets and products which require or can benefit from the physical, chemical or electronic properties of advanced technical ceramics. To support this strategy, the Company's Advanced Ceramic Operations in Costa Mesa, California created a new Research & Development Department in early 1998 to focus on new materials technology.

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

   MARKET OPPORTUNITY                      TECHNICAL DEMANDS OF MARKET                        CERADYNE'S STRATEGIC RESPONSE
----------------------------------------------------------------------------------------------------------------------------------
                                                            INDUSTRIAL
----------------------------------------------------------------------------------------------------------------------------------
Corrosion resistant non          The industry has historically  used silicon metal,    Ceradyne has created a new business unit
oxide ceramics for use as        quartz, and aluminum oxide ceramics to fabricate      called "Semiconductor Equipment Components"
semiconductor equipment          chamber components.  Next generation equipment may    and has begun  supplying high density and
chamber components that          have operating conditions that may deteriorate        high purity nitride and carbide ceramics to
handle wafers.                   currently used materials in some sections.            several equipment suppliers.  A newly
                                                                                       created R & D group is attempting to
                                                                                       develop compositions tailored to each
                                                                                       equipment manufacturer's environment.

Wear resistant components        Failure of industrial equipment is often caused by    Ceralloy 147 Sintered Reaction Bonded Silicon
required on the rubbing or       premature wearing out of surfaces due to abrasive     Nitride (SRBSN) industrial wear parts and
cutting surfaces of              action.  Examples include paper making where the      cutting tool inserts are designed to replace
industrial machinery, such       pulp slurry runs at 5000 feet per minute, or in       hard metal or even oxide ceramic wear
as in paper making equipment,    metal cutting where as much as .125 inch depth of     surfaces, resulting in great productivity,
centrifuges, and cutting tool    cut are removed in a single pass.                     quality and longer "uptime."
inserts.
------------------------------------------------------------------------------------------------------------------------------------

                                                              DEFENSE
------------------------------------------------------------------------------------------------------------------------------------

Lightweight armor for military   As tactical conflicts as well as terrorist and        Ceralloy 546 (boron carbide) or Ceralloy 146
and law enforcement personnel.   other activities result in the increased use of       (silicon carbide) backed with Kevlar(TM),
                                 automatic weapons, it has become necessary to stop    Spectra(TM) or other laminates are designed
                                 bullets as great as a .50 caliber machine gun         to provide lightweight ballistic protection
                                 round.  However, vests or other armor must be         greater than Kevlar alone at an acceptable
                                 light enough in weight to allow freedom of            weight.
                                 movement without undue fatigue.

Missile nose cones (radomes).    Next generation tactical missiles  (Standard          The Company's advanced technical ceramic
                                 Missile Block IV and PAC-3) will be required to       radomes are designed to address demanding
                                 fly at extremely high velocities, tight turning       specifications of next  generation missile
                                 radii, and severe weather conditions.  These          nose cones.
                                 operating conditions may preclude the use of
                                 conventional polymer materials.
------------------------------------------------------------------------------------------------------------------------------------

                                                             CONSUMER
------------------------------------------------------------------------------------------------------------------------------------

Orthodontic brackets.            Traditional stainless steel orthodontic ceramic       Ceradyne's Transtar translucent orthodontic
                                 brackets are often considered unsightly.              brackets are inert, pick up the color of the
                                 Substitute clear plastic materials can be weak and    patient's teeth and allow the orthodontist to
                                 may stain.  Some orthodontic patients prefer          correct the patient's bite.  The Company and
                                 aesthetically pleasing brackets which can be          its marketing partner, 3M/Unitek, introduced
                                 affixed to each tooth to support the archwire.        an enhanced version of this ceramic bracket
                                                                                       in 1996, which is marketed by Unitek under
                                                                                       the brand name "Clarity".
------------------------------------------------------------------------------------------------------------------------------------

                                                            AUTOMOTIVE
------------------------------------------------------------------------------------------------------------------------------------

Automobile internal combustion   In order to achieve diesel engine life of one         Ceradyne's Ceralloy 147 SRBSN is a candidate
engine and diesel engine valve   million miles and automobile engine life of over      for a variety of engine components including
train and other engine           100,000 miles without major maintenance, it may be    bucket tappet inserts, engine valves, clevis
components.                      necessary to replace metal engine components with     pins and fuel injection pump parts. The
                                 longer lasting, lighter weight, higher temperature    Company is in prototype development of parts
                                 resistant parts at acceptable unit costs.             for Detroit Diesel Corp., Caterpillar Inc.,
                                                                                       and Ford Motor Company.  Volume production
                                                                                       orders may not occur for several years, if
                                                                                       at all, and will depend on significant cost
                                                                                       reduction and other factors.
------------------------------------------------------------------------------------------------------------------------------------


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

Ford Motor Company Joint Product Development Program. Ceradyne completed a series of transactions with the Ford Motor Company ("Ford") in March 1986 with a long-term objective of developing ceramic components for automobiles. Key to this venture was the transfer of technology developed by Ford relating to technical ceramics, including a portfolio of United States and corresponding foreign patents and patent applications, and the investment of $10 million in the Company in exchange for Common Stock which eventually resulted in an ownership interest in Ceradyne of approximately 15%. Ford and the Company also entered into a joint development program pursuant to which Ceradyne has been applying its experience and expertise in technical ceramics to develop this technology into commercial products with a view to eventually develop components for automobile engines. Through fiscal 1998, Ford has contributed to the Company, on a cost sharing basis, a total of $4.5 million in cash and equipment under this joint development program. The technology acquired from Ford and the efforts of this joint development program have led to the development of Ceradyne's Ceralloy(R) 147 sintered reaction bonded silicon nitride (SRBSN) advanced technical ceramic, from which the Company now produces a line of industrial wear components and has made prototype parts for evaluation and testing in internal combustion and diesel engines.

3M/Unitek Orthodontic Bracket Joint Program. In March 1986, Ceradyne entered into a joint development and supply agreement with Unitek Corporation, a subsidiary of Minnesota Mining and Mfg ("3M/Unitek") for the development of a translucent ceramic bracket for orthodontic appliances commonly known as braces. Under this agreement, 3M/Unitek, which is a major manufacturer of stainless steel orthodontic brackets, provided Ceradyne with information regarding the functional specifications and properties which ceramic brackets would be required to satisfy. Based on this information and utilizing its experience with translucent ceramics originally produced by Ceradyne for defense electronic countermeasure applications, Ceradyne developed, and in 1987 began manufacturing, translucent ceramic brackets. These brackets cosmetically blend with the natural color of the patient's teeth while performing the structural functions formerly performed by traditional stainless steel brackets.

Ceradyne and 3M/Unitek have obtained and jointly own two United States patents covering the basic use of translucent ceramics for an orthodontic bracket. 3M/Unitek has an exclusive right to market brackets based on this technology until 2007.

Market Applications

The Company's products can be categorized by the principal market applications they address: (i) industrial, (ii) defense, (iii) consumer, (iv) microwave tube products and (v) automotive. These markets accounted for approximately 31.3%, 27.9%, 11.9%, 28.5% and .4%, respectively, of net sales for the year ended December 31, 1996, 43.6%, 13.8%, 17.1%, 21.4%, and 4.1%, respectively, of net sales for the year ended December 31, 1997, and 46.2%, 14.0%, 16.0%, 22.8%, and 1.0%, respectively, of net sales for the year ended December 31, 1998.

Set forth below is a description of the Company's principle products itemized by market:

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

Tempered Glass Furnace Components and Metallurgical and Industrial Tooling. Fused silica ceramic is a ceramic which does not materially expand when heated, nor materially contract when cooled. Therefore, it is used to produce industrial tooling and molds where complicated shapes and dimensions must be maintained over a wide range of temperatures. Such applications include the forming and shaping of titanium metal, used in the manufacturing of aircraft. Other applications take advantage of fused silica's excellent thermal shock resistance and inertness when in contact with glass. These applications include components for equipment used in the fabrication of flat plate and tempered glass or contoured shapes such as automobile windshields. Fused silica ceramic shapes of up to 14 feet in length are produced in the Company's facility located near Atlanta, Georgia.

  Defense

Lightweight Ceramic Armor. Although armor has progressed through the centuries from animal skin shields to metal armored suits, to Kevlar(TM) vests (for light arms), to heavy steel plates, the requirements for light weight and maximum projectile stopping capability vary little. Ceradyne has developed and currently produces lightweight ceramic armor capable of protecting against threats as great as .50 caliber armor piercing machine gun bullets at 50% of the equivalent steel plate weight. Utilizing hot pressed Ceralloy(R) ceramic, the Company's armor plates are laminated with either Kevlar(TM), Spectra(TM) or fiberglass and formed into a wide variety of shapes, structures and components. To date, ceramic armor manufactured by the Company has been used principally for military helicopter crew seats and airframe panels. The Company currently supplies ceramic armor systems for the following helicopter programs: the Blackhawk helicopter manufactured by Sikorsky Aircraft, the Apache helicopter manufactured by McDonnell-Douglas Helicopters, Inc., the Cobra helicopter manufactured by the Bell Helicopter division of Textron Inc., and the Sea King helicopter manufactured by Westland Helicopters. The Company believes it is a leader in producing lightweight ceramic armor for military helicopters. See "Certain Factors That May Affect the Company's Business and Future Results".

The Company received its first production contract for ceramic armor vests for military personnel in January 1995. This order, from the Defense Logistics Agency of the United States Government, was for $3.5 million in vests which the Company shipped during 1996.

On March 2, 1998, a U.S. government agency selected Ceradyne to provide certain ceramic armor products over a multi-year period. Ceradyne received its first production order under this program in October 1998 in the amount of $2.4 million. Before this order may be shipped, the government must give final approval to the Company's initial product samples. Such approval is expected, but cannot be assured. The government has indicated that total orders over the 5-year life of this program could exceed $100 million. However, there can be no assurances as to the exact quantities or deliveries under this program because the government is not required to purchase any minimum amount and all orders are at the full discretion of the government.

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

  Consumer

Ceramic Orthodontic Brackets. In the orthodontic process of correcting a patient's tooth alignment, typically small (about 1/4'') stainless steel brackets are adhered to each individual tooth in order to serve as a guide to the archwire which is the wire that sets into each bracket. The cosmetic appearance of all this metal is often considered quite unattractive. Ceradyne, together with its marketing partner, 3M/Unitek, have developed and are marketing ceramic orthodontic brackets made of Ceradyne's translucent ceramic, Transtar(R). The translucency of this ceramic bracket, together with the classic ceramic properties of hardness, chemical inertness and imperviousness, have resulted in a cosmetic substitute for traditional stainless steel brackets. These products are generally sold as aesthetic alternatives to conventional metal brackets and have been in production since 1987. Ceradyne and 3M/Unitek introduced a new enhanced ceramic bracket called "Clarity" in October of 1996. This product has patent protection and offers new features which improve the bracket's strength and functionality, compared to earlier designs manufactured by the Company. Comments from orthodontists who have purchased Clarity brackets have been positive. The Company believes Clarity brackets offer the orthodontist a more robust product that will minimize treatment and chair time while providing superior aesthetic appearance.

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

Ceradyne has provided a number of prototype parts made of Ceralloy(R) 147 SRBSN materials for evaluation and testing in internal combustion and diesel engines. In the fourth quarter of 1998, the Company received a letter of intent for the production of diesel engine components made from Ceradyne's Ceralloy 147-31N sintered reaction bonded silicon nitride (SRBSN). Production is expected to begin in the second quarter 1999 and shipments are expected to be $1 million during the first 12 months after shipments commence. Contingent upon Ceradyne's 1999 performance, including meeting certain customer quality and delivery milestones, the Company expects to receive orders for significantly higher volumes in the future. Also, Ceradyne is engaged in a joint development program with Ford to develop ceramic components for automobile engines. Ford is not obligated to purchase any minimum quantities of components developed under this program, and Ceradyne's efforts in this area are still in the experimental stage with future success greatly dependent on achieving cost reductions while maintaining high quality levels. See "Certain Factors That May Affect the Company's Business and Future Results".

  Other

Utilizing its advanced technical ceramics technologies and facilities, the Company also manufactures a number of other products related to the foregoing markets, such as dispenser cathodes for ion laser applications, samarium cobalt permanent magnets for motors and instruments, and other precision advanced technical ceramics. None of these products provide a material amount of revenue to the Company.

Marketing and Customers

Each of Ceradyne's three manufacturing locations maintains an autonomous sales and marketing force promoting their individual products. The Company has more than 10 employees directly involved in marketing and has agreements with manufacturers' representatives in the United States and other countries who are compensated as a percent of sales in their territory. Ceradyne is focusing much of its marketing effort outside the United States through direct involvement of senior management personnel from the Company's U.S. facilities in concert with local manufacturing representatives. Revenues from export sales represented approximately 20% of total net sales in 1996, 20% in 1997 and 16% in 1998.

Generally, the Company sells components to contractors or original equipment manufacturers. To a lesser extent, Ceradyne sells its products directly to the end user. The Company sells its translucent ceramic orthodontic brackets only to 3M/Unitek pursuant to an exclusive marketing agreement with that customer. See "Certain Factors That May Affect the Company's Business and Future Results". For fiscal year 1996, DLA Finance Center, which purchases Ceradyne armor from the Company, accounted for approximately 17% of net sales. For fiscal year 1997, 3M/Unitek accounted for approximately 17% of net sales. For fiscal year 1998, 3M/Unitek accounted for approximately 16% of net sales, and CPI, which purchases microwave cathodes, accounted for approximately 11% of net sales.

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

Ceradyne procures its raw materials (fine powders) from several outside suppliers. After processing by the Company, the powders are either loaded directly into the hot pressing molds or are shaped into preforms prior to loading into the hot pressing molds. The powders are placed in specially prepared graphite tooling, most of which is produced by Ceradyne. Heat and pressure are gradually applied to the desired level, carefully maintained and finally reduced. The furnace is removed from the press while cooling to permit the press to be used with another furnace. For most products, approximately 20 hours are required to perform this cycle. The resultant ceramic product generally has mechanical, chemical and electrical properties of a quality approaching that only theoretically obtainable. Almost all products are then finished by diamond grinding to meet precise dimensional specifications.

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

Sintering and Reaction Bonding of Silicon Nitride. The Sintering of reaction bonding silicon nitride results in the Company's Ceralloy(R) 147 SRBSN, which is used in industrial and automotive applications. Ceradyne SRBSN is based on technology acquired from Ford. See "Strategic Relationships". This SRBSN process begins with relatively inexpensive high purity elemental silicon (Si) powders, which contrasts sharply with most other competitors manufacturing techniques which start with relatively more expensive silicon nitride (Si3N4) powders.

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

Fabrication of Samarium Cobalt Permanent Magnets. The fabrication of samarium cobalt permanent magnets results in various magnet shapes which are primarily used in microwave tube applications. The Company procures premixed samarium cobalt powder either as SmCo5 or Sm2Co17 compositions. The powders are then milled and formed into the final configuration by pressing in a magnetic field using a specially designed magnet press. These "pre-fire" or "green" magnets are then sintered at 2000 degrees F in helium or vacuum. The magnets may then be subsequently diamond ground and characterized as to each individual magnet's strength.

Raw Materials. The starting raw materials for Ceradyne's manufacturing operations are generally fine, man-made powders available from several domestic and foreign sources. The raw materials, such as Kevlar(TM), graphite, metal components and ceramic powders are readily available from several commercial sources.

Quality Control. Ceradyne products are made to a number of exacting specifications. In order to meet both internal quality criteria and customer requirements, the Company has implemented a number of quality assurance and in-process statistical process control programs. These quality programs are implemented separately at each of Ceradyne's three manufacturing locations. Thermo Materials Division in Scottdale, Georgia received its ISO 9002 Certification in 1997. Advanced Ceramic Operations in Costa Mesa, California received its ISO 9001 Certification in 1998.

Engineering and Research

Ceradyne's engineering and research efforts consist primarily of application engineering in response to customer requirements and to a new Research and Development Department to focus on new materials technology. These efforts are directed to the creation of new products, the modification of existing products to fit specific customer needs, or the development of enhanced ceramic process technology. The Company is also engaged in internally-funded research to improve and reduce the cost of production and to develop new products. Costs associated with application engineering and internally-funded research are generally expensed as incurred and are included in cost of product sales. Costs associated with Company-funded research were approximately $400,000 in 1996, $380,000 in 1997 and $728,000 in 1998. The 1998 total consists of $344,000 from the Research and Development Department, and $384,000 from the Application Engineering Department.

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

Backlog

Ceradyne records an item as backlog when it receives a contract or purchase order indicating the number of units to be purchased, the purchase price, specifications and other customary terms and conditions. Ceradyne customarily includes unexercised options as a separate item in its backlog because the purchase orders are given on the basis of the total order, including options. Total backlog as of December 31, 1998 was approximately $17.0 million, consisting of $13.9 million of firm scheduled orders and $3.1 million of unexercised options. As of December 31, 1997 total backlog approximated $18.6 million consisting of $14.4 million of firm scheduled orders and $4.2 million of unexercised options. Typically, firm orders are scheduled to be shipped within 12 to 18 months from receipt of order.

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

Through its association with Ford, Ceradyne acquired in excess of 80 U.S. patents, of which 19 are still active, and corresponding foreign patents and applications relating to technical ceramics for automotive technology. The last of these patents will expire in August 2007. See "Strategic Relationships".

"Ceralloy(R)," the name of Ceradyne's technical ceramics, "Ceradyne(R)" and the Ceradyne logo, comprising the stylized letters "CD(R)", are major trademarks of the Company which have been registered in the United States and various foreign countries. The Company also has other trademarks, including "Transtar(R)", "Semicon(R)", "Thermo(R)", "Isomolded(R)" and "NeedleLok(TM) ".

Employees

At December 31, 1998, Ceradyne employed approximately 300 persons, including 14 employees with undergraduate or graduate degrees in ceramic engineering. Management considers its employee relations to be excellent. The Company has not experienced difficulty in attracting personnel. None of the Company's employees are represented by a labor union.

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

We Have a History of Losses Although We Have Been Profitable Since Fiscal Year 1995

We were profitable in fiscal 1995, 1996, 1997 and 1998, after losing approximately $21.4 million during fiscal years 1987 through 1994. A number of factors caused our losses. Foremost was a decline in revenues due in part to reduced government spending on defense-related products. In the past, these products represented the majority of our business. We expect defense-related products to represent a substantial portion of our business in the foreseeable future. Therefore, future declines in government defense-related expenditures may adversely affect our future profitability.

Past losses were also caused by declines in sales of our translucent ceramic orthodontic bracket, from peak revenues of $6.2 million in 1988 to $.4 million in 1994. Sales of this bracket declined in part because our exclusive bracket distributor, Unitek Corporation, a subsidiary of Minnesota Mining & Mfg. Co., had accumulated excess inventory levels. Sales also declined because technical problems caused some orthodontists to resist using earlier versions of the bracket.

To maintain profitability and achieve revenue growth, we must, among other things:

     . develop the capacity to manufacture ceramic body armor in volume and to address other opportunities for the use of our ceramics in armor applications
     . sell significant amounts of the newest version of our translucent orthodontic bracket product, marketed by Unitek under the brand name "Clarity";
     . develop the capacity to successfully manufacture semiconductor equipment components in volume and at acceptable profit margins; and
     . continue to upgrade our technologies and commercialize products and services incorporating such technologies.

If we do not successfully manage the factors that led to our losses, if we fail to develop, manufacture and market profitable, high-quality ceramic products, or if factors beyond our control reduce sales or profitability, we may not improve, or even sustain, our current profitability.

     We Must Successfully Develop and Market New Products; We have Limited Volume Manufacturing Experience for Products Under Development

Our future prospects will depend to a large extent on the success of products which currently provide little revenue or which remain under development. These products include:

     .  semiconductor equipment components;
     . lightweight ceramic armor vests for military personnel; and . ceramic components for automobile and diesel engines.

We are developing ceramic automotive and diesel engine components based on our belief that a significant market for these products will emerge. However, predicting future demand for such components is fraught with uncertainties. This is a new and evolving market and advanced technical ceramics are not currently used in any significant automotive applications. It is possible that such applications will never emerge.

Even if a market emerges, our efforts to produce ceramic components for automobile and diesel engines remain in the experimental stage. To successfully produce these components, we must significantly lower manufacturing costs and develop high volume manufacturing capabilities while maintaining component quality. If we meet our production goals, it typically takes several years to introduce new materials and components into production automobiles. Thus, demand for these products and our ability to service such demand are subject to a high degree of uncertainty.

Nevertheless, we believe that such a market will emerge eventually and that we will be well-positioned to capitalize on it. We have received a letter of intent for the production of diesel engine components made from Ceradyne's Ceralloy 147-lN sintered reaction bonded silicon nitride (SRBSN). We expect to begin production late in the first quarter of 1999 and to ship approximately $1 million annually starting in the second quarter of 1999. Contingent upon our 1999 performance, including meeting certain customer quality and delivery milestones, we anticipate significantly higher sales volumes in the year 2000 and beyond.

     Failure to Manage Our Growth Could Adversely Affect Us

Our current introduction of new products is placing, and will continue to place, a significant strain on our resources and personnel. To continue our growth, we must introduce new products that apply our core advanced technical ceramic technologies. Managing this transition to new products will strain our operational, financial and managerial resources into the foreseeable future.

To effectively manage growth, particularly given the increasingly international scope of our operations, we must:

     .  add manufacturing capacity and personnel;
     . continue to implement and improve our operational, financial and management information systems;
     .  develop the management skills of our managers and supervisors;
     . add new management personnel and improve the expertise of existing management personnel; and
     .  train, motivate and manage our employees.

Any failure to effectively manage growth could have material adverse effects on our business, operating results and financial condition.

     We Depend on Joel P. Moskowitz and Our Other Key Personnel

Our success largely depends on the continued service of our principal managers. Many of these managers, and in particular Joel P. Moskowitz, who is Chairman, Chief Executive Officer and President, and a principal stockholder of Ceradyne, would be extremely difficult to replace. We also depend on other key personnel, and our ability to attract, motivate and retain highly qualified personnel.

Competition for skilled employees is intense and there can be no assurance that we will be able to recruit and retain such personnel. In addition, although Mr. Moskowitz has an employment agreement with us that expires in July 1999, no other employee has an agreement for a specified term of employment with Ceradyne. If we are unable to retain our existing managers and employees or hire and integrate new employees, it could have material adverse effects on our business, operating results and financial condition.

     The Advanced Technical Ceramics Markets Are Highly Competitive

The markets for applications of advanced technical ceramics are competitive. We believe the principal competitive factors in these matters are:

     .  product performance;
     .  material specifications;
     .  application engineering capabilities
     .  customer support
     .  reputation; and
     .  price

At present, while we believe that we compete favorably with respect to these factors, this may change. If we fail to address our competitive challenges, there could be material adverse effects on our business, financial condition and results of operations.

Our competitors include divisions of larger companies and manufacturers of non-ceramic materials. Many of these competitors, both domestic and international, have greater financial, marketing and technical resources than we do. Our primary competitors include Kyocera Corporation's Industrial Ceramics Group, Vesuvius, McDanel Refractories, Cercom, Coors Ceramics Company, Spectromat, and others. No only do we compete with many large companies, but each of our product lines competes with completely different companies.

We cannot guaranty that we will be able to compete successfully against our current or future competitors or that competition will not have material adverse effects on our business, operating results and financial condition

     We Could Be Liable for Violations of Environmental Laws and Regulations

We are subject to a variety of environmental regulations relating to the use, storage, discharge and disposal of hazardous materials used to manufacture our products. Authorities could impose fines, suspend production, alter our manufacturing processes, or stop our operations if we do not comply with these regulations.

In the past, we produced certain products using beryllium oxide, which is highly toxic in powder form. This powder, if inhaled, can cause chronic beryllium disease in a small percentage of the population. In recent years, we have been sued by former employees and a family member of a former employee alleging that they had contracted chronic beryllium disease as a result of exposure to beryllium oxide powders used in our products. We settled several of these claims without incurring material liability, but several lawsuits are still pending. We cannot guaranty that we will avoid future liability to persons who allege that they contracted chronic beryllium disease as a result of exposure to beryllium oxide utilized by Ceradyne.

While we believe we are in material compliance with all applicable environmental statutes and regulations, any failure to comply with current or subsequently enacted statutes and regulations could subject us to liabilities, fines or the suspension of production. Furthermore, claims asserted against us related to exposure to beryllium oxide powder may not be covered by insurance. Even if covered, the amount of insurance may be inadequate to cover any adverse judgment.

Fines and other punishments imposed in connection with environmental violations and expenses related to remediation or compliance with environmental regulations and future liability for incidences of chronic beryllium disease contracted by employees could have material adverse effects on our business, operating results and financial condition.

We were recently notified by the United States Environmental Protection Agency that Ceradyne is a responsible party in the federal Superfund cleanup of the Casmalia Disposal Site located in Santa Barbara County, California. The notification states that Ceradyne, along with approximately 10,000 other companies, has been designated as a de minimus waste generator due to the relatively small quantity of the waste disposed at the Casmalia Disposal Site. We properly disposed of this waste material in the 1970s and 1980s. However, waste materials disposed at the Casmalia Disposal Site have leaked into the water table. Under federal law, all parties who have disposed of waste materials at the Casmalia Site must pay their proportional share of the cost of the cleanup effort. In the fourth quarter of 1998, we recorded an expense in the amount of $0.2 million as the estimated amount of our share of the cleanup costs. We are currently investigating whether we are entitled to reimbursement for this cost under our insurance policies.

     We Depend Upon Sales to Agencies of the United States Government; We Face the Risk That a Key Government Contract May be Terminated

We have a $17.0 million backlog of orders as of December 31, 1998. Of this amount, approximately $8.5 million, or 50%, represents orders for defense applications. These orders are closely tied to the level of U.S. defense spending. Certain contracts for helicopter armor are directly or indirectly with agencies of the United States government. Moreover, we anticipate that a significant percentage of our revenues for the foreseeable future will derive from direct or indirect sales to government agencies.

In recent years, the budgets of many government agencies have been reduced, causing some of our customers and potential customers to re-evaluate their needs. However, this trend was partially arrested in the first quarter of 1998. A U.S. government agency selected Ceradyne to provide certain ceramic armor products over a 5-year period. We received our first production order under this program in October 1998 in the amount of $2.4 million. The government has indicated that it may order as much as $100 million or more in products from us over the 5-year life of this program, but there is no minimum amount that the government is required to purchase and all orders are at the full discretion of the government.

Under U.S. law, defense-related contracts may be canceled by the government for convenience at any time and without cause. If that happens, we receive reimbursement only for the expenses we actually incurred. Any such cancellations could have material adverse effects on our business, operating results and financial condition.

     Sales of our Ceramic Orthodontic Brackets Depend on Our Exclusive Marketing and Sales Relationship with Unitek

We developed our translucent ceramic orthodontic bracket pursuant to a joint development agreement with Unitek. We sell this product only to Unitek pursuant to an exclusive marketing agreement which expires in 2007. Consequently, our sales of this product depend entirely on Unitek's marketing and sales efforts.

We also depend on customer and technical feedback from Unitek for the design of improvements to the bracket. Some orthodontists were reluctant to use early versions of this product. They preferred using traditional stainless steel brackets and were wary of certain technical problems associated with earlier versions of our ceramic bracket. These problems included:

     .  difficulty in removing, or debonding, the bracket from the tooth;
     . breakage of brackets during the treatment process more often than experience with stainless steel brackets; and
     . slower movement of the metal arch wire through the ceramic brackets, resulting in longer treatment times than with stainless steel brackets.

Designs introduced in October 1996 under the Unitek brand name "Clarity" are intended to improve certain features of earlier versions of the bracket, but we cannot guaranty that these new products will completely eliminate the aforementioned problems or will receive wide market acceptance. Furthermore, we cannot guaranty that Unitek will devote substantial marketing efforts to sales of our orthodontic products, or that Unitek will not reassess its commitment to our technologies or develop its own competitive technologies. If Unitek fails to actively market our orthodontic brackets, or such brackets fail to achieve market acceptance, there may be material adverse effects on our business, operating results and financial condition.

     We Depend on Our International Sales; We are Subject to Risks Associated with Operating in International Markets

Shipments to customers outside of the United States accounted for approximately 20% of our sales in 1996, 20% in 1997, and 10% in 1998. We anticipate that international shipments will account for a significant portion of our sales for the foreseeable future. Therefore, the following risks associated with international business activities could have material adverse effects on our performance:

     . burdens of comply with multiple and potentially conflicting foreign laws and regulations, including export requirements, tariffs and other barriers, health and safety requirements, and unexpected changes in any of the foregoing.

     . difficulty in obtaining export licenses from the U.S. government; . differences in intellectual property protections;
     .  longer accounts receivable payment cycles;

     . potentially adverse tax consequences due to overlapping or differing tax structures;
     . fluctuations in currency exchange rates; and . risks associated with sales to foreign government agencies similar to the risks associated with dealing with U.S. government agencies.

We have traditionally invoiced all of our foreign sales in U.S. dollars. Accordingly, we do not currently engage in foreign currency hedging transactions that could protect against the risk of currency fluctuations. This approach could pose risks. If the U.S. dollar were to become more expensive relative to the currencies of our foreign customers, the price of our products in those countries rises and our sales into those countries, or our profitability within those countries, may fall.

Future international activity may require that we denominate foreign sales in the local currencies of our customers. In that case, if the U.S. dollar were to become more expensive relative to the currencies of our foreign customers, we would receive fewer U.S. dollars for each unit of foreign currency that we receive when our customers pay us. Therefore, a more expensive U.S. dollar would cause us to incur losses upon the conversion of accounts receivable denominated in foreign currencies. Such losses could harm our results of operations

We cannot export some of our products to certain foreign countries without an export license obtained from the U.S. government. We have experienced difficulty in obtaining licenses to export our products to certain countries. Similar difficulties may arise again in the future. If any of the above risks emerge, there may be material adverse effects on our business, operating results and financial condition.

     We May be Adversely Affected If We Are Unable to Adequately Safeguard Our Intellectual Property or If We Infringe on Other's Intellectual Property

We rely on a combination of patents, trade secrets, trademarks, and other intellectual property law, nondisclosure agreements and other protective measures to preserve our proprietary rights to our products and production processes. These measures afford only limited protection and may not preclude competitors from developing products or processes similar or superior to ours. Moreover, the laws of certain foreign countries do not protect intellectual property rights to the same extent as the laws of the United States.

Although we implement protective measures and intend to defend our proprietary rights, there can be no assurance that these efforts will succeed. We may have to litigate within the United States or abroad to enforce patents issued or licensed to us, to protect trade secrets or know-how owned by us or to determine the enforceability, scope and validity of our proprietary rights and the proprietary rights of others. Enforcing or defending our proprietary rights could be expensive and might not bring us timely and effective relief.

Furthermore, there can be no assurance that our products or processes are not in violation of the patent rights of third parties, or that any of our patents will not be challenged, invalidated or circumvented. Although there are no pending or threatened intellectual property lawsuits against us, we may face litigation or infringement claims in the future. Infringement claims could result in substantial costs and diversion of our resources even if we ultimately prevail. A third party claiming infringement may also obtain an injunction or other equitable relief which could effectively block the distribution or sale of allegedly infringing products. Although we may seek licenses from third parties covering intellectual property that we are allegedly infringing, we cannot guarantee that any such licenses could be obtained on acceptable terms, if at all.

If we fail to adequately protect our intellectual property, or if we face claims for infringement on the intellectual property of third parties, there may be material adverse effects on our business, operating results, and financial condition.

Item 2.  Properties
         ----------

The Company serves its markets from three manufacturing facilities across the United States. The Company's Advanced Ceramic Operations, located in Costa Mesa, California, primarily produces armor and orthodontic products, components for semiconductor equipment, and houses the Company's SRBSN research and development activities. The Company's cathode development and production are handled through its Semicon Associates division located in Lexington, Kentucky. Fused silica products, including missile radomes, are produced at the Company's Thermo Materials division located in Scottdale, Georgia. These three facilities comprise approximately 74,000, 35,000 and 85,000 square feet, respectively. The Company's Costa Mesa and Scottdale facilities are held under long-term leases which expire in October 2000 and December 2000, respectively. The Company owns its Lexington, Kentucky facilities.

Ceradyne's manufacturing structure is summarized in the following table:


====================================================================================================================================

                FACILITY LOCATION                                                    PRODUCTS
------------------------------------------------------------------------------------------------------------------------------------

Advanced Ceramic Operations                                          . Semiconductor Equipment Components
Costa Mesa, California                                               . Lightweight ceramic armor
   Approximately 74,000 square feet                                  . Orthodontic ceramic brackets
                                                                     . Ceralloy(R) 147 SRBSN wear parts
                                                                     . Precision ceramics
                                                                     . Ceralloy(R) 147 SRBSN diesel/automotive engine parts (R&D)
 -----------------------------------------------------------------------------------------------------------------------------------

Semicon Associates                                                   . Microwave ceramic-impregnated dispenser cathodes
Lexington, Kentucky                                                  . Ion laser ceramic-impregnated dispenser cathodes
   Approximately 35,000 square feet                                  . Samarium cobalt magnets

Thermo Materials                                                     . Glass tempering rolls (fused silica ceramics)
Scottdale, Georgia                                                   . Metallurgical tooling (fused silica ceramics)
   Approximately 85,000 square feet                                  . Missile radomes (fused silica ceramics)
                                                                     . Castable and other fused silica product
====================================================================================================================================




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

In February 1999 the Company was served with a complaint filed by a former employee of one of the Company's customers and his wife. The complaint, filed in the United States District Court, Eastern District of Tennessee, alleges that the husband contracted chronic beryllium disease as a result of his exposure to beryllium-containing products sold by Ceradyne. The complaint seeks compensatory damages in the amount of $5.0 million for the husband, $1.0 million for the wife, and punitive damages in the amount of $10.0 million. The Company believes that the plaintiffs' claims are without merit and that the resolution of this matter will not have a material adverse effect on the financial condition or operations of the Company. Defense of this case has been tendered to the Company's insurance carriers. There can be no assurances, however, that this claim will be covered by insurance, or that, if covered, the amount of insurance will be sufficient to cover any potential judgment.


Item 4. Submission of matters to a vote of security holders
        ---------------------------------------------------

  Not applicable

                                   MANAGEMENT

Executive Officers of the Registrant.

     The executive officers of the Company as of March l, 1999 are as follows:

         Name             Age                  Position
----------------------    ---                  --------
Joel P. Moskowitz.....    59   Chairman of the Board, President and Chief
                               Executive Officer
Earl E. Conabee.......    61   Vice President, and Director of Marketing at
                               Thermo Materials
Garry  DeBoer.........    62   Vice President, and President of Semicon
                               Associates
Howard F. George......    54   Vice President Finance, Chief Financial
                               Officer and Secretary
Donald A. Kenagy......    57   Vice President, and President of Thermo
                               Materials
David P. Reed.........    44   Vice President, and General Manager of
                               Advanced Ceramic Operations

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

     Garry DeBoer joined the Company as President of its Semicon Associates Division in September 1997. Mr. DeBoer attended Newark College of Engineering, majoring in Metallurgy. He has spent most of his career in the field of microwave electronics, used primarily in military defense systems and commercial satellite communications. For the past twenty-five years prior to joining the Company, Mr. DeBoer was employed by Varian Associates and Communications and Power Industries in various Senior Technical and Management positions, and also served as Manager of Commercial Products for CPI's Traveling Wave Tube Product Division.

     Howard F. George joined the Company in December 1995 and serves in the positions of Vice President Finance, Chief Financial Officer, and Corporate Secretary. Prior to joining Ceradyne, Mr. George was Chief Financial Officer of Richmond Technology, Inc. and Chief Operating Officer of its subsidiary, Static Control Services from 1992 to 1995. From 1990 to 1992, Mr. George was Vice President of Finance for Sunset Richards, a subsidiary of Hanson, PLC. Mr. George earned his B.A. degree in Business and Economics in 1970 at California State University Long Beach, and an MBA from Pepperdine University, Malibu in 1980.

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

                                    PART II

Item 5.   Market for the Registrant's Common Equity and Related Stockholder
          -----------------------------------------------------------------
          Matters
          -------

The Company's Common Stock is traded on the Nasdaq National Market under the symbol CRDN. The following table sets forth for the calendar quarters indicated the high and low closing sale prices per share on the National Market as reported by Nasdaq. As of January 2, 1999, the Company had approximately 529 record holders of its Common Stock.

                                                      High         Low
                                                    --------    ---------

Year ended December 31, 1998
     First Quarter...............................    8 1/8        3 5/8
     Second Quarter..............................    7 1/2        4 1/2
     Third Quarter...............................    5 9/16       3
     Fourth Quarter..............................    5 1/8        3 1/8

Year ended December 31, 1997
     First Quarter...............................    9 1/8        5 7/8
     Second Quarter  ............................    6 3/8        4 1/4
     Third Quarter...............................    9 5/8        4 5/8
     Fourth Quarter..............................    6 31/64      3 3/4

The present policy of Ceradyne is to retain earnings for the operation and expansion of its business. Ceradyne has never paid cash dividends, and management does not anticipate that it will do so in the foreseeable future.

The Company did not sell any equity securities during the year ended December 31, 1998 that were not registered under the Securities Act of 1933.

Item 6.   Selected Financial Data
          -----------------------

Statements of Operations Data: (Amounts in thousands, except per share data)
-----------------------------

                                                   Year Ended December 31,
                                       ------------------------------------------------
                                         1998      1997      1996      1995      1994
                                       --------  --------  --------  --------  --------
Net Sales                               $26,279   $28,693   $28,212   $23,404   $17,996
Cost of product sales                    21,292    23,274    21,065    16,948    15,867
                                        -------   -------   -------   -------   -------
Gross profit                              4,987     5,419     7,147     6,456     2,099
                                        -------   -------   -------   -------   -------
Operating expenses:
Selling                                   1,494     1,515     1,571     1,492     1,502
General & administrative                  3,239     3,660     3,137     2,748     2,535
Research and development                    344        --        --        --        --
                                        -------   -------   -------   -------   -------
                                          5,077     5,175     4,708     4,240     4,037
                                        -------   -------   -------   -------   -------
Income (loss) from operations               (90)      244     2,439     2,216    (1,938)

Other income (expense):
Other income                                382       265     1,890       265       366
Interest expense                             --      (134)     (162)     (342)     (294)
                                        -------   -------   -------   -------   -------
Income (loss) before provision
  (benefit) for income taxes                292       375     4,167     2,139    (1,866)
Provision (benefit) for income taxes         10    (1,675)      127        50      ----
                                        -------   -------   -------   -------   -------
      Net income (loss)                 $   282   $ 2,050   $ 4,040   $ 2,089    (1,866)
                                        =======   =======   =======   =======   =======
Basic income (loss) per share           $   .04   $   .26   $   .52   $   .32   $  (.30)
                                        =======   =======   =======   =======   =======
Diluted income (loss) per share         $   .04   $   .26   $   .51   $   .32   $  (.30)
                                        =======   =======   =======   =======   =======
Weighted average shares outstanding       8,068     8,035     7,985     6,607     6,238

                                                         December 31,
                                       ------------------------------------------------
Balance Sheet Data:                      1998      1997      1996      1995      1994
------------------                     --------  --------  --------  --------  --------
Working Capital                         $15,051   $15,327   $15,892   $13,216   $ 5,053
Total assets                             29,493    29,017    28,398    24,880    16,862
Long-term obligations                        --        --        --       555       905
Stockholder's equity                    $27,352   $26,760   $24,440   $19,852   $11,602

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

Overview

The Company's technology was developed primarily for defense and aerospace applications, which have historically represented and continue to represent a substantial portion of its business. Utilizing this historical base, the Company has transitioned over several years to a more balanced product offering, including industrial, consumer, microwave tube products, automotive, semiconductor, and defense applications.

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

Results of Operations

The percentage relationships to net sales of certain income and expense items for the three years ended December 31, 1998 are contained in the following table.

                                                       Year Ended December 31,
                                                     --------------------------
                                                      1998      1997      1996
                                                     ------    ------    ------
Net Sales                                            100.00%   100.00%   100.00%
Cost of product sales                                 81.02     81.11     74.67
                                                     ------    ------    ------
  Gross Profit                                        18.98     18.89     25.33
                                                     ------    ------    ------
Operating Expenses:
  R&D                                                  1.30        --        --
  Selling                                              5.69      5.28      5.57
  General & Administration                            12.33     12.76     11.11
                                                     ------    ------    ------
                                                      19.32     18.04     16.68
                                                     ------    ------    ------
Income from operations                                 (.34)      .85      8.65
Other income (expenses):
  Other income                                         1.45       .93      6.69
  Interest expense                                       --       (47)     (.57)
                                                     ------    ------    ------
                                                       1.45       .46      6.12
                                                     ------    ------    ------
Income before provision (benefit) for income taxes     1.11      1.31     14.77
Provision (benefit) for income taxes                    .04     (5.83)      .45
                                                     ------    ------    ------
Net income                                             1.07%     7.14%    14.32%
                                                     ======    ======    ======

Years Ended December 31, 1998 and 1997

Net Sales. Net sales for the year ended December 31, 1998 were $26.3 million, a decrease of $2.4 million, or 8.4%, compared to the prior year. The decrease in sales is primarily related to the Advanced Ceramics Operations in Costa Mesa, California. Lightweight armor sales decreased due to delays in new Government production releases. Wear resistant component sales decreased because of the downturn in capital equipment shipments, and the low price of crude oil reduced the demand for exploration components. Orthodontic bracket sales decreased because the Company's customer increased its inventory levels in 1997 due to the introduction of the new "Clarity" orthodontic bracket, and reduced the level of inventory in 1998 because of "just in time" inventory practices. Structural ceramics for semiconductor equipment decreased from the comparable prior year net sales because of the world-wide downturn in the semiconductor industry.

The Company's Semicon Associates Division in Lexington, Kentucky posted a decrease in net sales of approximately $.1 million from the prior comparable period. This was mainly caused by reduced demand for the first three quarters of 1998 (as compared to the same period in the comparable prior year), for dispenser cathodes and samarium cobalt permanent magnets. However, for the 4th Quarter 1998, demand for these products increased over the comparable prior year's fourth quarter due to replacement parts procurement.

The Company's Thermo Materials Division in Scottdale, Georgia posted an increase in net sales from the prior comparable period by approximately $.75 million.
The increase is due to missile radome shipments that are a result of the prior year pilot production and an increase in fused silica ceramic components due to an aggressive sales effort. Also, and to a lessor extent, net sales increased due to the purchase of the Masrock and Fusil Foam assets and business from Harbison Refractories Company. This was a small asset acquisition that the Company completed in the 4th Quarter of 1998.

International sales have and continue to be an important part of the Company's business, representing 16% of the Company's net sales for the period ended December 31, 1998. This compares to 20% of net sales in the comparable prior year period. The decrease was mainly attributable to the Asian downward economic trend in the current year.

Gross Profit. The Company's gross profit was $5.0 million, or 19.0% of net sales, for the year ended December 31, 1998, compared to $5.4 million, or 18.9% of net sales, for the comparable prior year. The decrease in gross profit for the year ended December 31, 1998 as compared to the prior year was $.4 million or 8.0%.

All of the major product lines at the Company's Advanced Ceramics Operations in Costa Mesa, California had decreases in gross profit as compared to the prior year period due to lower volume and lower capacity utilization resulting in unfavorable overhead absorption. This resulted in a gross profit decrease of $2.3 million as compared to the prior year. Another key element that contributed to the decrease was the charge of approximately $.3 million for start-up costs associated with the semiconductor product line.

Gross profit for Semicon Associates in Lexington, Kentucky had an increase of $1.8 million from the comparable prior year period. The reason for the increase was that in the prior year an adjustment of approximately $1.7 million to write off inventory and to reduce inventory carrying amounts to net realizable values was recorded.

Gross profit for Thermal Materials in Scottdale, Georgia increased approximately $.4 million from the comparable prior year period. The increase was the result of increased volume, production yields, and greater capacity utilization.

Research and Development Expenses. Research and development expenses were approximately $.35 million for the year ended December 31, 1998. The Company established a new research and development department in 1998 to focus on new materials technology. The expenses incurred related to salaries, travel, outside services, materials and small tools.

In addition, the Company historically has and continues to engage in application engineering and internally-funded research to improve and reduce the cost of production and to develop new products. The costs associated with application engineering and internally-funded research are generally expensed as incurred and are included in cost of product sales.

Selling Expenses. Selling expenses were $1.5 million for the year ended December 31, 1998 and 1997. Increases in direct salaries and travel expenses were offset by a reduction in commission expense for the current year over the prior comparable period.

General and Administrative Expenses. General and administrative expenses were $3.2 million for the year ended December 31, 1998, a $.4 million decrease from the prior year. The key elements for the decrease between the years was a non-recurring charge in the prior year of $.2 million related to legal fees associated with a legal settlement, coupled with a favorable settlement with a customer in the current year resulting in net proceeds of $.4 million. The above decreases in expenses from the prior year were offset by a non-recurring charge of $.2 million in the current year's 4th quarter. This charge was the result of written notification from the United States Environmental Protection Agency that the Company was a responsible party in the Superfund cleanup of the Casmalia Disposal Site in Santa Barbara County, CA. The notification states that Ceradyne, along with approximately 10,000 other parties, has been designated as "de minimus" waste generator due to the relatively small quantities of its waste disposal. The Company properly disposed of this waste material in the 1970's and 1980's, however the Casmalia Disposal Site leaked into the water table. Thus the waste generators must pay their share of the cost of the cleanup effort. The Company is investigating its insurance policies for possible reimbursement of this charge.

Other Income and Expense.   Other income was approximately $.4 million for the
year ended December 31, 1998 compared to $.3 million for the prior year. The significant difference for the increase was the reduction of non-operational miscellaneous expense that was incurred in the prior year.

Interest Expense. The Company had no interest expense for the year ended December 31, 1998. The prior year had interest expense of $134,000. The reason for the decrease is the payment of all debt outstanding in the prior year.

Income Taxes. The Company has recorded $10,000 provision for income tax for the year ended December 31,1998. The Company in the prior year reversed a portion of the previously established valuation allowance, primarily related to net operating losses from prior years to offset tax provisions at statutory rates. The Company has approximately $12.4 million remaining in net operating loss carryforwards for Federal income tax purposes.

Net Income. Reflecting all of the matters discussed above, net income was $282,000 (or $.04 per share basic and diluted) for the year ended December 31, 1998 compared to a net income of $2,050,000 (or $.26 per share basic and diluted) for the prior year.

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

Gross Profit. The Company's gross profit was $5.4 million, or 18.9% of net sales, for the year ended December 31, 1997, compared to $7.1 million, or 25.3% of net sales, for the year ended December 31, 1996. The decrease in gross profit for the year ended December 31, 1997 as compared to the prior year was $1.7 million or 24.2%. The major reason for the decrease in gross profit was an adjustment of approximately $1.7 million to write off inventory and establish inventory reserves related to product lines at Semicon Associates Division in Kentucky. Management has determined that obsolete inventory in the cathode product line, and the CRT ceramic-impregnated dispenser cathode for television applications, needs to be reserved in the amount of $.8 million. Of this amount, $.5 million relates to inventory related to a contract with a Korean manufacturer and was due to a contract dispute. Also, a write down of $.9 million resulting from net realizable value analyses was recorded in the cathode product line. The Company has shifted production among different product lines and now buys certain assemblies, which were previously manufactured in house, from outside sources.

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

Selling Expenses. Selling expenses were $1.5 million for the year ended December 31, 1997, a decrease of $56,000 from the comparable period of the prior year. This decrease was primarily due to reduced commission expense.

General and Administrative Expenses. General and Administrative Expenses were $3.6 million for the year ended December 31, 1997, a $483,000 increase from the comparable period of the prior year. The increases were primarily due to legal fees associated with a litigation settlement, and to a write off of an account receivable from a Far East customer.

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

The Company is currently in the process of investigating and determining whether its internal accounting systems and other operational systems are Year 2000 compliant. A new software system which is Year 2000 compliant was installed at the Corporate Headquarters and its Advanced Ceramic Operations located in Costa Mesa, California in 1996. The Company expects to complete the conversion of its internal accounting system at its Kentucky and Georgia divisions to such upgraded software in 1999. The costs associated with these conversions are approximately $150,000. As of February 10, 1999, the conversion plans were underway at the Kentucky and Georgia locations. The estimated completion date is set for May 1, 1999. The Company is taking steps to ensure that all of its customers, suppliers, associates and affiliates will be in compliance with the Year 2000 issue. This process includes a questionnaire confirming the status of compliance with the Year 2000 criteria set forth by the Company. The criteria that the Company will use to determine compliance with the Year 2000 is the accurate processing of date/time information from, into, and between the twentieth and twentieth-first centuries, and the years 1999 and 2000, including leap year calculations that will affect the processing of information, scheduling, manufacturing, and the quality of all products. Also, the Company is in the process of developing a contingency plan to minimize the risks associated with non Year 2000 readiness. This plan is to be completed by 3rd Quarter 1999.

The Company is exposed to the following worst case Year 2000 scenario: That several of the Company's customers and suppliers may experience Year 2000 non-compliance issues that affect the Company. However, as the Company does have a wide customer base, and no sole source suppliers, it believes the non-compliance issue to be minimal. However, there can be no assurance that certain of the Company's internal computer systems or networks or those of its key vendors and customers will not be adversely affected by such Year 2000 issues, which could have a material adverse effect on the Company's business, operating results or financial condition.

Liquidity and Capital Resources

The Company generally meets its operating and capital requirements for cash flow from operating activities and borrowings under its credit facility.

In November, 1997 the Company entered into a revolving credit agreement with Comerica Bank. The new credit facility amount remains at $4,000,000 as of year ended December 31, 1998 and no collateral is required of the Company. As of December 31, 1998 there had been no borrowing under the credit facility.

Management believes that its current cash and cash equivalents on hand, as well as cash generated from operations and the ability to borrow under the existing credit facility, will be sufficient to finance anticipated capital and operating requirements for at least the next 12 months.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk
         ---------------------------------------------------------

SEC Regulation S-K, Rule 3-05 requires expanded disclosure related to market risk. The company as of year ended December 31, 1998 has no debt borrowing and does not intend to borrow in the next twelve months. However, the Company does have assets in cash and cash equivalents, and changes in interest rates would affect earnings on these assets. As of December 31,1998, the Company had $2.9 million in a money market account based upon U.S. Treasury Bonds. The interest on this cash has earned 5.40% APR for year ended December 31, 1998, and this interest has been recorded in the Company's financial statements as part of other income in the amount of $175,000. If the interest rate were to decrease by 10% to 4.86% APR, the effect on other income and cash flow would result in decreases of approximately $18,000.

Item 8.  Consolidated Financial Statements and Supplementary Data
         --------------------------------------------------------

The Consolidated Financial Statements and Supplementary Data commence at page 46 of this report and an index thereto in included in Part IV, Item 14 of this report.

Item 9.  Changes in and Disagreements with Accountants on Accounting and
         ---------------------------------------------------------------
         Financial Disclosure
         --------------------

Not applicable

                                    PART III


Item 10.  Directors and Executive Officers of Registrant
          ----------------------------------------------

     Information regarding executive officers of the Company is included in Part I of this report.

  The Directors of the Company are as follows:

         Name               Age                  Position
----------------------   ---------   ------------------------------------
Joel P. Moskowitz.....      59       Chairman of the Board, President and
                                     Chief Executive Officer
Leonard M. Allenstein.      60       Director
Richard A. Alliegro...      68       Director
Peter Beardmore.......      62       Director
Frank Edelstein.......      73       Director
Milton L. Lohr........      73       Director
Melvin A. Shader......      73       Director

  Joel P. Moskowitz co-founded the Company's predecessor in 1967. He served as President of the Company from 1974 until January 1987, and from September 1987 to the present. Mr. Moskowitz currently serves as Chairman of the Board and Chief Executive Officer of the Company, which positions he has held since 1983. Mr. Moskowitz currently serves on the Board of Trustees of Alfred University. Mr. Moskowitz obtained a B.S. in Ceramic Engineering from Alfred University in 1961 and an M.B.A. from the University of Southern California in 1966.

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

  Frank Edelstein has served on the Board of Directors of the Company since 1984. Mr. Edelstein has been a Vice President of Gordon + Morris Group (a spinoff of Kelso & Company), an investment banking firm, since November 1986. From 1979 to November 1986, he was Chairman of the Board of International Central Bank & Trust Company, which was acquired by Continental Insurance Co. in July 1983. Mr. Edelstein is currently a director of Arkansas Best Corp. and IHOP Corp.

  Milton L. Lohr served as a director of the Company from 1986 until October 1988, when he resigned to accept a position as Deputy Undersecretary of Defense for Acquisitions. He held that position until May 1989 and was re-elected as a director of the Company in July 1989. Mr. Lohr is currently the President of Defense Development Corporation, a defense-related research and development company. Mr. Lohr previously held the position of Senior Vice President of Titan Systems, a defense-related research and development company, from 1986 to 1988, and was founder and President of Defense Research Corporation, a defense consulting firm, from 1983 to 1986. Mr. Lohr served from 1969 to 1983 as Executive Vice-President of Flight Systems, Inc., a firm engaged in aerospace and electronic warfare systems. Mr. Lohr has over thirty-five years experience in government positions and aerospace and defense management. He currently serves as a panel member of the President's Science Advisory Committee, a member of the Office of the Secretary of Defense, Army Science Board, as well as other ad hoc government related assignments.

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

     To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended December 31, 1998, its officers, directors and greater than ten percent beneficial owners complied with all Section 16(a) filing requirements.

Item 11.  Executive Compensation
          ----------------------

Summary Compensation Table
--------------------------

          The following table shows certain information concerning the compensation of the Chief Executive Officer and five other most highly compensated executive officers of the Company whose aggregate compensation for services in all capacities rendered during the year ended December 31, 1998 exceeded $100,000 (collectively, the "Named Executive Officers"):

                                                                               Long Term
                                                                               Compensation
                                                                         ------------------------
                                  Annual Compensation                          Securities
                         ---------------------------------------               Underlying
Name &                                                                         Options
Principal Position         Year        Salary          Bonus                   (# of Shares)
----------------------   --------   ------------   -------------         ------------------------
Joel P. Moskowitz            1998       $228,191         $ 2,920                           -
Chairman of the              1997        212,988          19,976                           -
 Board, Chief                1996        196,145          35,584                           -
 Executive Officer                                             -
 and President

David P. Reed                1998       $121,295               -                      10,000
Vice President               1997        118,056         $24,594                      13,500
                             1996        109,734          26,566                           -

Howard F. George             1998       $101,062               -                       5,000
Vice President               1997         94,300         $ 6,210                           -
                             1996         90,000           6,984                      25,000

Earl E. Conabee              1998       $101,220               -                       4,000
Vice President               1997         96,731               -                       2,000
                             1996         93,144               -                           -

Donald A. Kenagy             1998       $103,142               -                       4,000
Vice President               1997         98,411               -                       2,000
                             1996         94,384               -                           -

Gerhart D. DeBoer(1)         1998       $102,270               -                       5,000
Vice President               1997         36,705               -                      20,000

(1) Mr. DeBoer's employment with the Company commenced in September 1997.

Option Grants in Last Fiscal Year
---------------------------------

   The following table sets forth certain information concerning grants of options to each of the Named Executive Officers during the year ended December 31, 1998. In addition, in accordance with the rules and regulations of the Securities and Exchange Commission, the following table sets forth the hypothetical gains or "option spreads" that would exist for the options. Such gains are based on assumed rates of annual compound stock appreciation of 5% and 10% from the date on which the options were granted over the full term of the options. The rates do not represent the Company's estimate or projection of future Common Stock prices, and no assurance can be given that any appreciation will occur or that the rates of annual compound stock appreciation assumed for the purposes of the following table will be achieved.

                                                                                    Potential Realizable
                                                                                  Value at Assumed Annual
                                          Percent of                                Rates of Stock Price
                                         Total Options                                Appreciation for
                                          Granted to     Exercise                      Option Term(2)
                      Options Granted    Employees in      Price     Expiration   -----------------------
Name                  (# of Shares)(1)    Fiscal Year    ($/Share)      Date        5%($)         10%($)
----                  ----------------   -------------   ---------   ----------   ---------     ---------
Joel P. Moskowitz               -                -             -             -          -              -
David P. Reed               5,000              3.9%        3.781       1/27/08      1,895         30,145
                            5,000              3.9%        3.500       9/04/08      1,000         27,900
Howard F. George            5,000              3.9%        3.500       9/04/08      1,000         27,900
Earl E. Conabee             2,000              1.6%        5.813       3/10/08      7,314         18,534
                            2,000              1.6%        3.500       9/04/08      4,400         11,160
Donald A. Kenagy            2,000              1.6%        5.813       3/10/08      7,314         18,534
                            2,000              1.6%        3.500       9/04/08      4,400         11,160
Gerhart D. DeBoer           5,000              3.9%        3.781       1/27/05      7,695         17,945

(1) The per share exercise price of all options granted is the fair market value of the Company's Common Stock on the date of grant. Options have a term of 10 years and become exercisable in five equal installments, each of which vests at the end of each year after the grant date, except for Mr. DeBoer, whose options have a term of seven years and become exercisable in two equal installments, each of which vests at the end of each year after the grant date.

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

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option
--------------------------------------------------------------------------
Values
------

     The following table sets forth certain information regarding option exercises during the year ended December 31, 1998 by the Named Executive Officers, the number of shares covered by both exercisable and unexercisable options as of December 31, 1998 and the value of unexercised in-the-money options held by the Named Executive Officers as of December 31, 1998:

                                                                                           Value of Unexercised
                                                    Number of Securities Underlying       In-the-Money Options at
                                                 Unexercised Options at Fiscal Year-End     Fiscal Year-End(1)
                                                 --------------------------------------   -----------------------
                      No. of Shares
                       Acquired on     Value
       Name             Exercise      Realized      Exercisable        Unexercisable     Exercisable        Unexercisable
       -----          -------------   --------      -----------        -------------     -----------        -------------
Joel P. Moskowitz             -             -               -                   -                -                   -
David P. Reed             7,000       $19,250          33,200              24,800          $38,125              $3,375
Howard F. George              -             -          15,000              15,000                -                   -
Earl E. Conabee           5,000        13,750           3,400               5,600            2,625                   -
Donald A. Kenagy         10,000        27,500           4,400               6,600            6,500               1,875
Gerhart D. DeBoer             -             -          10,000              15,000                -                   -

(1) Based upon the closing price of the Common Stock on December 31, 1998, as reported by the Nasdaq National Market ($3.625 per share).

Employment Agreement
--------------------

  In July 1994, the Company entered into a five-year employment agreement with Mr. Moskowitz, pursuant to which he will serve as Chairman of the Board of Directors, Chief Executive Officer and President of the Company. The agreement provides for a base salary at the rate of $175,000 per year; however, Mr. Moskowitz voluntarily agreed to accept a reduced salary at the rate of $150,000 per year through March 31, 1995 to aid the Company in its cost-cutting efforts. His annual base salary was reinstated to $175,000 as of April 1, 1995, and was increased to $200,000 effective February 12, 1996. Effective February 10, 1997, Mr. Moskowitz' base annual salary was increased to $215,000, and was further increased to $230,000 effective February, 1998. Effective February 9, 1999, the annual base salary was further increased to $242,000. Under the agreement, if Mr. Moskowitz' employment is terminated by the Company (other than as a result of death, incapacity or for "good cause" as defined in the agreement) or if Mr. Moskowitz elects to resign for "good reason" (as defined in the agreement), Mr. Moskowitz will be entitled to receive severance pay in an amount equal to his annual base salary, at the rate in effect on the date of termination, payable on normal pay dates for the remainder of the term of the agreement. "Good reason" includes a "change in control" of the Company, a removal of Mr. Moskowitz from any of his current positions with the Company without his consent, or a material change in Mr. Moskowitz' duties, responsibilities or status without his consent. A "change in control" of the Company shall be deemed to occur if (1) there is a consolidation or merger of the Company where the Company is not the surviving corporation and the shareholders prior to such transaction do not continue to own at least 80% of the common stock of the surviving corporation, (2) there is a sale of all, or substantially all, of the assets of the Company, (3) the stockholders approve a plan for the liquidation or dissolution of the Company,
(4) any person becomes the beneficial owner, directly or indirectly, of 30% or more of the Company's outstanding Common Stock or (5) if specified changes in the composition of the Company's Board of Directors occur.

Compensation of Directors
-------------------------

  Directors are paid fees for their services on the Board of Directors in such amounts as are determined from time to time by the Board. During 1998, a fee of $500 per month plus $1000 for each Board meeting attended was paid to each non-employee director other than the Ford representative, Dr. Beardmore, who did not receive a fee.

Compensation Committee Interlocks and Insider Participation
-----------------------------------------------------------

  The Board of Directors has established Audit, Compensation and Stock Option Committees. The Compensation Committee's function is to review and make recommendations to the Board regarding executive officers' compensation. This committee is composed of Messrs. Beardmore, Edelstein, Alliegro, Shader and Lohr. The Audit Committee meets with the Company's independent public accountants to review the Company's financial condition and internal accounting controls. This committee is composed of Messrs. Edelstein, Beardmore, Shader and Lohr. The Stock Option Committee is composed of Mr. Moskowitz and Dr. Beardmore. This committee administers the Company's 1994 Stock Incentive Plan and the 1995 Employee Stock Purchase Plan. Dr. Beardmore is serving as Ford's representative on the Board of Directors.

Item 12.   Security Ownership of Certain Beneficial Owners
           and Management
           ------------------------------------------------

  The following table sets forth information as of March 3, 1999, regarding the beneficial ownership of the common stock of the Company by (i) each person or group known by the Company to be the beneficial owner of more than 5% of the outstanding shares of common stock, (ii) each of the directors of the Company,
(iii) each of the executive officers named in the Summary Compensation Table, and (iv) all current executive officers and directors of the Company as a group.

       Name of                      Amount and Nature of          Percent
   Beneficial Owner                 Beneficial Ownership(1)       of Class
-------------------------------     -----------------------       --------
Joel P. Moskowitz                         1,163,110                 14.4%
3169 Redhill Avenue
Costa Mesa, CA 92626

Ford Motor Company                        1,207,299                 15.0%
The American Road
Dearborn, MI 48121

Dimensional Fund Advisors, Inc.             466,000  (2)             5.8%
1299 Ocean Ave., 11th Floor
Santa Monica, CA 90401
Leonard M. Allenstein                       110,000  (3)             1.4%

Richard A. Alliegro                          19,500  (4)               *

Earl E. Conabee                              24,834  (5)               *

Dr. Peter Beardmore                               -                    -

Garhart D. DeBoer                            10,000  (6)               *

Frank Edelstein                              40,400  (7)               *

Donald A. Kenagy                             15,595  (8)               *

Melvin A. Shader                             23,000  (9)               *

Milton L. Lohr                               20,000 (10)               *

David P. Reed                                53,667 (11)               *

Howard F. George                             15,557 (12)               *

All current executive                     1,495,663                 18.6%
officers and directors as a
group (12 persons above)

*    Less than 1%


(1) Except as otherwise noted, the beneficial owners have sole voting and investment powers with respect to the shares indicated, subject to community property laws where applicable.

(2) Based on information contained in a statement on Schedule 13G dated February 11, 1999, as filed with the Securities and Exchange Commission. As stated in such Schedule 13G, all shares are held on behalf of advisory clients of Dimensional Fund Advisors, Inc., which disclaims beneficial ownership of such shares.

(3) Includes 20,000 shares subject to options held by Mr. Allenstein which are currently exercisable or will become exercisable within 60 days of March 3, 1999.

(4) Includes 15,000 shares subject to options held by Mr. Alliegro which are currently exercisable or will become exercisable within 60 days of March 3, 1999.

(5) Includes 3,400 shares subject to options held by Mr. Conabee which are currently exercisable or will become exercisable within 60 days of March 3, 1999.

(6) Includes 10,000 shares subject to options held by Mr. DeBoer which are currently exercisable or will become exercisable within 60 days of March 3, 1999.

(7) Includes 22,500 shares subject to options held by Mr. Edelstein which are currently exercisable or will become exercisable within 60 days of March 3, 1999.

(8) Includes 14,800 shares subject to options held by Mr. Kenagy which are currently exercisable or will become exercisable within 60 days of March 3, 1999.

(9) Includes 10,000 shares subject to options held or will become exercisable within 60 days of by Dr. Shader which are currently exercisable March 3, 1999.

(10) Includes 20,000 shares subject to options held by Mr. Lohr which are currently exercisable or will become exercisable within 60 days of March 3, 1999.

(11) Includes 34,200 shares subject to options held will become exercisable within 60 days of March by Mr. Reed which are currently exercisable or 3, 1999.

(12) Includes 15,000 shares subject to options held or will become exercisable within 60 days of by Mr. George which are currently exercisable March 3, 1999.

Item 13.  Certain Relationships and Related Transactions
          ----------------------------------------------

     On March 11, 1986, the Company sold 526,316 shares of its Common Stock to Ford Motor Company ("Ford") at a price of $19.00 per share, for a total purchase price of $10,000,000. At the same time, the Company and Ford created a new corporation, Ceradyne Advanced Products, Inc. ("CAPI"), and entered into agreements involving a broad-based technology transfer, licensing and joint development program. Under the agreements, Ford contributed technology and a portfolio of United States and foreign patents relating to technical ceramics to CAPI in exchange for 80% of CAPI's capital stock, and Ceradyne acquired the remaining 20% of CAPI in exchange for $200,000. The technology and patents contributed by Ford were developed in the Ford Research Laboratories over a 15-year period. Under the March 11, 1986 agreements, the Company was granted an option to acquire Ford's 80% interest in CAPI in exchange for an additional 680,983 shares of Ceradyne Common Stock, which the Company exercised effective February 12, 1988. As a result, Ceradyne now owns 100% of CAPI and Ford owns a total of 1,207,299 shares of the Company's Common Stock. The Company and Ford also entered into a joint development agreement which includes a commitment by Ford to contribute up to $5,000,000, on a matching value basis with Ceradyne, for the development by Ceradyne of technical ceramic products oriented towards the automotive market. Through December 31, 1998, Ford has contributed to the Company, on a cost sharing basis, a total of $4.5 million in cash and equipment under this joint development program.

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

                                 PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K
           ---------------------------------------------------------------

(a) List of documents filed as part of this report:

    (1) Financial Statements:                                           Page
        ---------------------                                           ----

      Report of Independent Public Accountants                          45
      Consolidated Balance Sheets at December 31, 1998 and 1997         46-47
      Consolidated Statements of Operations for                         48
        the Years Ended December 31, 1998, 1997 and 1996
      Consolidated Statements of Stockholders Equity for                49
        the Years Ended December 31, 1998, 1997, and 1996
      Consolidated Statements of Cash Flows for the Years ended         50-51
        December 31, 1998, 1997 and 1996
      Notes to Consolidated Financial Statements                        52-64

    (2) Financial Statement Schedules:

    Schedule VIII -- Valuation and Qualifying Accounts                  65

    All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements and Notes thereto.

(b) The following reports on Form 8-K were filed during the last quarter of the fiscal year ended December 31, 1998:

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

  10.4 Stock Sale Agreement between the Registrant and Ford Motor Company dated March 11, 1986. Incorporated herein by reference to Exhibit
           10.31 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1985.

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

  10.16 Joint Development Agreement dated March 28, 1986 between Unitek Corporation and the Registrant, and First and Second Amendments thereto. Incorporated herein by reference to Exhibit 10.52 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1986.

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

  10.27* Amendment No. 3 to the Ceradyne, Inc. 1994 Stock Incentive Plan. Incorporated herein by reference to Exhibit 4.4 to Registrant's Registration Statement on Form S-8 (File No. 333-31679).

  10.28*   Amendment No. 4 to the Ceradyne, Inc. 1994 Stock Incentive Plan.

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

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Directors of
  Ceradyne, Inc.:

  We have audited the accompanying consolidated balance sheets of Ceradyne, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ceradyne, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

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

                                           /s/ ARTHUR ANDERSEN LLP
                                           ARTHUR ANDERSEN LLP

Orange County, California
March 5, 1999

                                 CERADYNE, INC.
                                 --------------

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                          DECEMBER 31, 1998 AND 1997
                          --------------------------

                                    ASSETS
                                    ------
                            (Amounts in thousands)

                                                               1998      1997
                                                              -------   -------
CURRENT ASSETS:
 Cash and cash equivalents                                    $ 2,870   $ 3,569
 Accounts receivable, net of allowances of
  approximately $92 and $179 for doubtful
  accounts in 1998 and 1997, respectively                       4,381     4,685
 Other receivables                                                167        96
 Inventories                                                    7,520     7,366
 Production tooling                                             1,104       882
 Prepaid expenses and other                                       880       716
                                                              -------   -------
   Total current assets                                        16,922    17,314
                                                              -------   -------


PROPERTY, PLANT AND EQUIPMENT:
 Land                                                             422       422
 Buildings and improvements                                     1,825     1,825
 Machinery and equipment                                       20,664    18,456
 Leasehold improvements                                         1,723     1,629
 Office equipment                                               2,210     2,001
 Construction in progress                                         103       401
                                                              -------   -------
                                                               26,947    24,734
  Less--Accumulated depreciation and amortization              18,090    16,768
                                                              -------   -------
                                                                8,857     7,966
                                                              -------   -------
COSTS IN EXCESS OF NET ASSETS ACQUIRED,
 net of accumulated amortization of $1,908 and $1,751 in
 1998 and 1997, respectively                                    2,009     1,923
                                                              -------   -------

OTHER ASSETS, net of accumulated amortization of
 $618 and $592 in 1998 and 1997, respectively                   1,705     1,814
                                                              -------   -------

   Total assets                                               $29,493   $29,017
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

                                 CERADYNE, INC.
                                 --------------

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                           DECEMBER 31, 1998 AND 1997
                           --------------------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
                   (Amounts in thousands, except share data)

                                                            1998        1997
                                                          --------    --------
CURRENT LIABILITIES:
  Accounts payable                                        $  1,084    $  1,197
  Accrued expenses:
    Payroll and payroll related                                553         622
    Other                                                      234         168
                                                          --------    --------
          Total current liabilities                          1,871       1,987
                                                          --------    --------

DEFERRED REVENUE                                               270         270
                                                          --------    --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Common stock, $.01 par value:
    Authorized--12,000,000 shares
    Outstanding--8,054,838 and 7,963,459 shares
     in 1998 and 1997, respectively                         37,718      37,408
    Accumulated deficit                                    (10,366)    (10,648)
                                                          --------    --------

      Total stockholders' equity                            27,352      26,760
                                                          --------    --------

      Total liabilities and stockholders' equity          $ 29,493    $ 29,017
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

                                 CERADYNE, INC.
                                 --------------

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
              ----------------------------------------------------
                 (Amounts in thousands, except per share data)

                                            1998       1997       1996
                                           -------    -------    -------
NET SALES                                  $26,279    $28,693    $28,212

COST OF PRODUCT SALES                       21,292     23,274     21,065
                                           -------    -------    -------

   Gross profit                              4,987      5,419      7,147
                                           -------    -------    -------

OPERATING EXPENSES:
 Selling                                     1,494      1,515      1,571
 General and administrative                  3,239      3,660      3,137
 Research and development                      344        ---        ---
                                           -------    -------    -------

                                             5,077      5,175      4,708
                                           -------    -------    -------

   Income from operations                      (90)       244      2,439
                                           -------    -------    -------

OTHER INCOME (EXPENSE):
 Other income                                  382        265      1,890
 Interest expense                              ---       (134)      (162)
                                           -------    -------    -------
                                               382        131      1,728
                                           -------    -------    -------

   Income before provision (benefit)
   for income taxes                            292        375      4,167

PROVISION (BENEFIT) FOR INCOME
  TAXES                                         10     (1,675)       127
                                           -------    -------    -------

   Net income                              $   282    $ 2,050    $ 4,040
                                           =======    =======    =======

BASIC INCOME PER SHARE                        $.04       $.26    $   .52
                                           =======    =======    =======

DILUTED INCOME PER SHARE                      $.04       $.26    $   .51
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

                                 CERADYNE, INC.
                                 --------------

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                ------------------------------------------------

             FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, and 1996
             -----------------------------------------------------
                   (Amounts in thousands, except share data)



                                     Common Stock
                                 -------------------
                                  Number                Accumulated
                                 of Shares   Amount       Deficit
                                 ---------   -------   -------------

BALANCE, December 31, 1995       7,715,624   $36,590       $(16,738)

  Issuance of common stock          25,521       147            ---
  Exercise of stock options        160,645       401            ---
  Net Income                           ---       ---          4,040
                                 ---------   -------       --------

BALANCE, December 31, 1996       7,901,790   $37,138       $(12,698)


  Issuance of common stock          37,469       202            ---
  Exercise of stock options         24,200        68            ---
  Net Income                           ---       ---          2,050
                                 ---------   -------       --------

BALANCE, December 31, 1997       7,963,459    37,408        (10,648)

  Issuance of common stock          50,179       197            ---
  Exercise of stock options         41,200       113            ---
  Net Income                           ---       ---            282
                                 ---------   -------       --------
BALANCE, December 31, 1998       8,054,838   $37,718       $(10,366)
                                 =========   =======       =========


                  The accompanying notes are an integral part
                       of these consolidated statements.

                                 CERADYNE, INC.
                                 --------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
              ----------------------------------------------------
                             (Amounts in thousands)


                                                            1998       1997       1996
                                                          --------   --------   --------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                               $   282    $ 2,050    $ 4,040
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization                           1,505      1,361      1,284

  Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable, net           304        169     (1,095)
     (Increase) decrease in other receivables                  (71)     1,301     (1,385)
     (Increase) decrease in inventories                       (154)       390     (1,007)
     Increase in production tooling                           (222)      (344)      (172)
     Increase in prepaid expenses and other assets            (324)    (1,683)       (78)
     Increase (decrease) in accounts payable                  (113)      (465)        20
     Increase (decrease) in accrued expenses                    (3)      (245)        66
     Increase in deferred revenue                              ---          9        ---
                                                           -------    -------    -------

          Net cash provided by operating activities          1,204      2,543      1,673
                                                           -------    -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchases of property, plant and equipment                (2,213)    (2,887)    (2,641)
                                                           -------    -------    -------

          Net cash used in investing activities             (2,213)    (2,887)    (2,641)
                                                           -------    -------    -------

                  The accompanying notes are an integral part
                       of these consolidated statements.

                                 CERADYNE, INC.
                                 --------------

                                     - 2 -

                                                                    1998       1997       1996
                                                                   -------    -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock, net                      $   310    $   270    $   548
  Net payments on long-term debt                                       ---     (1,000)    (1,156)
                                                                   -------    -------    -------
    Net cash provided by (used in) financing activities                310       (730)      (608)
                                                                   -------    -------    -------

Decrease in cash and cash equivalents                                 (699)    (1,074)    (1,576)

  Cash and cash equivalents, beginning of period                     3,569      4,643      6,219
                                                                   -------    -------    -------

  Cash and cash equivalents, end of period                         $ 2,870    $ 3,569    $ 4,643
                                                                   =======    =======    =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:

  Interest paid                                                    $   ---    $   134    $   150
                                                                   =======    =======    =======
  Income taxes paid                                                $    10    $    33    $   177
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

                               DECEMBER 31, 1998
                               -----------------

1.  Summary of Significant Accounting Policies
    ------------------------------------------

    a.  Principles of Consolidation and Nature of Operations
    --------------------------------------------------------

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

    c.   Accounts Receivable
         -------------------

    The allowance for doubtful accounts includes management's estimate of the amount expected to be uncollectable on specific accounts and unidentified accounts included in accounts receivable. In estimating the potential losses on specific accounts, management relies on in-house prepared analysis and review of other available information. The amounts the Company will ultimately realize could differ from the amounts assumed in arriving at the allowance for doubtful accounts in the accompanying financial statements.

    d. Inventories
       -----------

    Inventories are valued at the lower of cost (first-in, first-out) or market. The write down of inventory for obsolete items is based on management's estimate of the amount considered obsolete based on specific reviews of inventory items. In estimating the allowance, management relies on its knowledge of the industry as well as its current inventory levels. The amounts the Company will ultimately realize could differ from amounts estimated by management. Inventory costs include the cost of material, labor and manufacturing overhead. The following is a summary of inventories by component:

                                     December 31,
                               -------------------------
                                  1998           1997
                                  ----           ----
 Raw materials                 $4,098,000     $3,338,000
 Work-in-process                2,413,000      3,617,000
 Finished goods                 1,009,000        411,000
                               ----------     ----------
                               $7,520,000     $7,366,000
                               ==========     ==========

e.  Property, Plant and Equipment
    -----------------------------

    Depreciation and amortization of property, plant and equipment are provided using the straight-line method over the following estimated useful lives:

          Buildings and improvements        20 years
          Machinery and equipment           3 to 12 years
          Leasehold improvements            Term of lease
          Office equipment                  5 years

    Maintenance, repairs and minor renewals are charged to expense as incurred. Repairs and maintenance expense approximated $729,000, $708,000, and $598,000 in 1998, 1997 and 1996, respectively. Additions and improvements are capitalized. When assets are disposed of, the applicable costs and accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is included in the results of operations.

    f.  Sales Recognition
        -----------------

    Sales are recorded as of the date shipments are made, or goods are accepted by customers for production contracts.

    g.  Deferred Revenue
        ----------------

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

    In November 1997, Ford Motor Company contributed $270,000 for the year 1998 to the Joint Product Development Program (see Note 10). The Company fully amortized this amount to revenue during 1998.

    In October 1998, Ford Motor Company contributed an additional $270,000 for the year 1999 to the Joint Product Development Program. The Company will fully amortize this amount to revenue during 1999.

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

  The following is a summary of the number of shares entering into the computation of net income per common and common equivalent share:

                                                            December 31,
                                                  ---------------------------------
                                                    1998        1997        1996
                                                  ---------   ---------   ---------
     Weighted average number of
       shares outstanding                         8,005,000   7,931,000   7,807,000
     Dilutive stock options and
       common stock warrants                         63,000     104,000     178,000
                                                  ---------   ---------   ---------
     Number of shares used in
       diluted computation                        8,068,000   8,035,000   7,985,000
                                                  =========   =========   =========

  i.  Accounting for Long-Lived Assets
      --------------------------------

  As prescribed by Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of," the Company assesses the recoverability of its long-lived assets (including goodwill) by determining whether the asset balance can be recovered over the remaining depreciation or amortization period through projected undiscounted future cash flows. Cash flow projections, although subject to a degree of uncertainty, are based on trends of historical performance and management's estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions. There were no impairment charges in any of the three years in the period ended December 31, 1998.

  j.  Deferred Start-up and Preproduction Costs
      -----------------------------------------

  Start-up costs incurred to establish the technological feasibility of a new product to be sold or otherwise marketed are charged to expense in the period incurred. Costs incurred subsequent to establishing technological feasibility but prior to commercial sales to customers are capitalized and amortized over
  one year from the startup completion date.   During the year ended December
  31, 1998, $252,000 of deferred startup costs from the semiconductor product line were expensed. In 1998 the Company incurred $188,000 in deferred costs capitalized for the armor vest product line under a new government contract. In September 1998, the Company received a commitment for the initial minimum quantity to be purchased.

  Statement of Position 98-5 "Reporting on the Costs of Start-up Activities" is effective for the Company's fiscal year beginning January 1, 1999. The effect of adoption will be immaterial to the Company's financial position and results of operations.

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

  l.  Engineering and Research
      ------------------------

  The costs associated with application engineering and internally-funded research are expensed as incurred and are included in cost of product sales or other operating expenses. The Company established a new research and development department in 1998 to focus on new materials technology. Costs associated with the department approximated $344,000. In addition, the Company has historically and continues to engage in application engineering and internally funded research to improve and reduce the cost of products and to develop new products. Costs associated with Company-funded research were approximately $384,000, $380,000 and $400,000 in 1998, 1997 and 1996,
  respectively.

  m.  Stock Based Compensation Plans
      ------------------------------

  Effective January 1, 1996, the Company adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". At a minimum, SFAS No. 123 requires the Company to disclose pro forma net income and earnings per share as if the fair value based accounting method of SFAS No. 123 had been used to account for stock-based compensation. These disclosures are included in Note 7.

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

  o.  Environmental Liabilities and Expenditures
      ------------------------------------------

  Accruals for environmental matters are recorded in operating expenses when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. In the 4th quarter of 1998, the Company recorded approximately $.2 million as an accrual for the written notification from the United States Environmental Protection Agency that the Company was a responsible party in the Superfund cleanup of the Casmalia Disposal Site in Santa Barbara County, CA. The notification states that Ceradyne, along with approximately 10,000 other parties, have been designated as "de minimus" waste generators due to the relatively small quantities of their waste disposal.
  The Company properly disposed of this waste material in the 1970's and 1980's, however the Casmalia Disposal Site leaked into the water table. Thus the waste generators must pay their share of the cost of the cleanup effort. The company is investigating its insurance policies for possible reimbursement of this charge.

2. Debt and Bank Borrowing Arrangements
   ------------------------------------

In November, 1997 the Company terminated its revolving credit agreement with an asset based lender, and entered into a revolving credit agreement with Comerica Bank. The new credit facility amount remains at $4,000,000 and no collateral will be required of the Company. The Company paid off its short-term minimum borrowing requirement debt of $1,000,000 in fiscal year 1997. As of December 31, 1998 there had been no borrowing under the credit facility.

3.  Income Taxes
    ------------

The provision (benefit) for income taxes is comprised of the following:

                                1998       1997      1996
                              --------   --------   -------

    Current                    $    10    $    33   $   127
    Deferred                        --     (1,708)       --
                               -------    -------   -------
                               $    10    $(1,675)  $   127
                               =======    =======   =======

The Company's deferred tax asset at December 31, 1998 relates primarily to its tax net operating loss carryforwards, which total approximately $12.4 million and expire as follows:

                     2003                          $ 2,242,000
                     2004                            3,015,000
                     2005                              161,000
                     2006                              218,000
                     2007                            1,093,000
                     2008                            2,050,000
                     2009                            1,828,000
                     2012                            1,620,000
                     2018                              177,000
                                                   -----------
                                                   $12,404,000
                                                   ===========

The components of the Company's deferred tax asset as of December 31, 1998 and 1997 are as follows:

                                                       December 31,
                                                --------------------------
                                                    1998           1997
                                                -----------    -----------
          Inventory adjustments                 $   246,000    $   583,000
          Contingency reserves                       71,000            ---
          Deferred revenue                              ---        108,000
          Vacation accrual                           91,000        112,000
          Bad debt allowance                         36,000         72,000
          Net operating loss and tax credit
           carryforwards                          4,961,000      4,630,000
          Other                                     (81,000)       (83,000)
                                                -----------    -----------
                                                  5,324,000      5,422,000
          Valuation allowance                    (3,699,000)    (3,714,000)
                                                -----------    -----------
            Net deferred tax asset              $ 1,625,000    $ 1,708,000
                                                ===========    ===========

Management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax asset as reduced by the valuation allowance.

The effective income tax rate for the years ended December 31, 1998, 1997 and 1996 differs from the Federal statutory income tax rate due to the following items:

                                                                              December 31
                                                               -----------------------------------------
                                                                 1998            1997          1996
                                                               --------      -----------    -----------
       Income before taxes                                     $292,000      $   375,000    $ 4,167,000
                                                               --------      -----------    -----------
       Provision for income taxes at federal
       statutory rate                                           113,000          128,000      1,417,000
       Increases (decreases) in tax resulting from:
          Utilization of net operating loss carryforwards       (57,000)         (95,000)    (1,389,000)
          Reduction of valuation allowance                          ---       (1,846,000)           ---
          Other, including state taxes                          (46,000)         138,000         99,000
                                                               --------      -----------    -----------
       Provision (benefit) for income taxes                      10,000       (1,675,000)       127,000
                                                               --------      -----------    -----------
       Effective tax rate                                          3.47%         (446.67)%         3.05%
                                                               ========      ===========    ===========

4. Commitments and Contingencies
   -----------------------------
   a.  Operating Lease Obligations
       ---------------------------

   The Company leases certain of its manufacturing facilities under noncancelable operating leases expiring at various dates through March 2001. One of the facility leases is subject to a 4 percent annual escalation clause. The Company incurred rental expense under these leases of $667,000, $620,000 and $596,000 in 1998, 1997 and 1996, respectively. The approximate minimum rental commitments required under existing noncancelable leases as of December 31, 1998 are as follows:

                    1999      $  665,200
                    2000         584,774
                    2001          16,097
                    2002           3,610
                              ----------
                              $1,269,681
                              ==========

   b.  Employment Agreement
       --------------------

   The Company has an employment agreement with the Chief Executive Officer which expires on July 5, 1999. In addition to a base salary, the agreement provides for a bonus to be determined by the Compensation Committee of the Board of Directors. No maximum compensation limit exists. Compensation expense pursuant to this agreement in 1998, 1997 and 1996 was $231,111, $232,964 and $231,729, respectively.

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

   In February 1999 the Company was served with a complaint filed by a former employee of one of the Company's customers and his wife. The complaint, filed in the United States District Court, Eastern District of Tennessee, alleges that the husband contracted chronic beryllium disease as a result of his exposure to beryllium-containing products sold by Ceradyne. The complaint seeks compensatory damages in the amount of $5.0 million for the husband, $1.0 million for the wife, and punitive damages in the amount of $10.0 million. The Company believes that the plaintiffs' claims are without merit and that the resolution of this matter will not have a material adverse effect on the financial condition or operations of the Company. Defense of this case has been tendered to the Company's insurance carriers. There can be no assurances, however, that this claim will be covered by insurance, or that, if covered, the amount of insurance will be sufficient to cover any potential judgment.

5. Disclosure About Segments of Enterprise and Related Information
   ---------------------------------------------------------------

In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures About Segments of an Enterprise and Related Information". SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments. The company has adopted No. 131 in fiscal 1998, as required.

The Company serves its markets and manages its business through three divisions, each of which has its own manufacturing facilities and administrative and selling functions. The Company's Advanced Ceramic Operations, located in Costa Mesa, California, primarily produces armor and orthodontic products, components for semiconductor equipment, and houses the Company's SRBSN research and development activities. The Company's cathode development and production are handled through its Semicon Associates division located in Lexington, Kentucky. Fused silica products, including missile radomes, are produced at the Company's Thermo Materials division located in Scottdale, Georgia. Ceradyne's manufacturing structure is summarized in the following table:

====================================================================================================
            FACILITY LOCATION                               PRODUCTS
----------------------------------------------------------------------------------------------------
Advanced Ceramic Operations            . Semiconductor Equipment Components
Costa Mesa, California                 . Lightweight ceramic armor
Approximately 74,000 square feet       . Orthodontic ceramic brackets
                                       . Ceralloy(R) 147 SRBSN wear parts
                                       . Precision ceramics
                                       . Ceralloy(R) 147 SRBSN diesel/automotive engine parts (R&D)
-----------------------------------------------------------------------------------------------------
Semicon Associates                     . Microwave ceramic-impregnated dispenser cathodes
Lexington, Kentucky                    . Ion laser ceramic-impregnated dispenser cathodes
Approximately 35,000 square feet       . Samarium cobalt magnets
-----------------------------------------------------------------------------------------------------
Thermo Materials                       . Glass tempering rolls (fused silica ceramics)
Scottdale, Georgia                     . Metallurgical tooling (fused silica ceramics)
Approximately 85,000 square feet       . Missile radomes (fused silica ceramics)
                                       . Castable and other fused silica product
=====================================================================================================

                                 Ceradyne, Inc.
              Segment Statement of Operations for the Years Ended
                       December 31, 1998, 1997, and 1996
                             (amounts in thousands)


                           Advanced Ceramic Ops        Semicon Associates         Thermo Materials               TOTAL
                        --------------------------   -----------------------  ------------------------  --------------------------
                        1998       1997      1996     1998     1997    1996    1998     1997     1996     1998     1997      1996
----------------------------------------------------------------------------------------------------------------------------------
Revenue from           $14,176   $17,202   $16,190   $5,995  $ 6,134  $6,601  $6,108   $5,357   $5,421  $26,279  $28,693   $28,212
 External              -------   -------   -------   ------  -------  ------  ------   ------   ------  -------  -------   -------
 Customers

Depreciation           $   992   $   843   $   612   $  301      293  $  441  $  212   $  225   $  231  $ 1,505  $ 1,361   $ 1,284
 and                   -------   -------   -------   ------  -------  ------  ------   ------   ------  -------  -------   -------
 Amortization

Segment Income         $    37   $ 2,356   $ 4,125   $ (114) $(2,045) $ (304) $  369   $   64   $  346  $   292  $   375   $ 4,167
 (loss) before         -------   -------   -------   ------  -------  ------  ------   ------   ------  -------  -------   -------
 provision
 (benefit) for
 income  taxes

Segment Assets         $19,960   $19,403   $17,171   $6,398  $ 6,362  $8,188  $3,135   $3,252   $3,039  $29,493  $29,017   $28,398
                       -------   -------   -------   ------  -------  ------  ------   ------   ------  -------  -------   -------

Expenditures           $ 1,827   $ 2,306   $ 1,766   $  272  $   479  $  508  $  114   $  102   $  367  $ 2,213  $ 2,887   $ 2,641
 for Segment           -------   -------   -------   ------  -------  ------  ------   ------   ------  -------  -------   -------
 Assets
                       -----------------------------------------------------------------------------------------------------------

                    Segment Statement for Net Sales by Area
                              for the Years Ended
                       December 31, 1998, 1997, and 1996
                                     (in %)

                             Advanced Ceramic Ops       Semicon Associates      Thermo Materials              TOTAL
                          -------------------------   ---------------------   ---------------------   ---------------------
                           1998       1997     1996    1998    1997    1996    1998    1997    1996    1998    1997    1996
---------------------------------------------------------------------------------------------------------------------------
U.S. Net Sales              47%        53%      51%     18%     14%     14%     19%     13%     15%     84%     80%     80%

Western Europe               4%         4%       2%      3%      3%      3%      2%      3%      2%      9%     10%      7%
 Net Sales

Asia Net Sales               1%         1%       3%      2%      4%      6%      1%    ---       1%      4%      5%     10%

Israel Net                   2%         1%       1%    ---     ---     ---     ---     ---     ---       2%      1%      1%
 Sales

Canada Net                 ---        ---      ---     ---     ---     ---       1%      1%      1%      1%      1%      1%
 Sales

Other                      ---          1%       1%    ---     ---     ---     ---       2%    ---     ---       3%      1%
                          ----       ----     ----    ----    ----    ----    ----    ----    ----    ----    ----    ----

Total Net Sales             54%        60%      58%     23%     21%     23%     23%     19%     19%    100%    100%    100%
                          ====       ====     ====    ====    ====    ====    ====    ====    ====    ====    ====    ====
               --------------------------------------------------------------------------------------------------------------

For fiscal year 1998, two customers accounted for approximately 16% and 11% of net consolidated sales. For fiscal year 1997, one customer accounted for approximately 17% of net consolidated sales. For fiscal year 1996, one customer accounted for approximately 17% of net consolidated sales.

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

7.  Stock Options
    -------------

The Company has a stock option plan, the 1994 Stock Incentive Plan and an employee stock purchase plan, the 1995 Employee Stock Purchase Plan. The Company had a 1985 Employee Stock Purchase Plan which expired on July 31, 1995. The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with FASB Statement No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                             1998        1997         1996
                                           --------   ----------   ----------
   Net Income:               As Reported   $282,000   $2,050,000   $4,040,000
                             Pro Forma       97,371    1,888,000    3,794,000

   Basic income per share    As Reported   $    .04   $      .26   $      .52
                             Pro Forma          .01          .24          .49

   Diluted income per share  As Reported   $    .04   $      .26   $      .51
                             Pro Forma          .01          .23          .48

Because the Statement No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years. Additionally, the 1998, 1997 and 1996 pro forma net income include immaterial amounts related to the purchase discount offered under the 1995 Employee Stock Purchase Plan.

The Company may sell up to 100,000 shares of stock to its full-time employees under the 1995 Employee Stock Purchase Plan. The Company has sold 24,162, 22,004 and 13,694 shares in 1998, 1997 and 1996, respectively, under the 1995 Employee Stock Purchase Plan. Employees may purchase shares at the lower of 85 percent of the quoted market value of the shares as determined on the first or last day of the plan year. The weighted average fair value of shares sold in 1998, 1997 and 1996 was $3.93, $4.63 and $4.75, respectively.

The Company may grant options for up to 650,000 shares under the 1994 Stock Incentive Plan. The Company has granted options for 606,700 shares through December 31, 1998. Options are granted at or above the fair market value at the date of grant and generally become exerciseable over a five-year period.

A summary of the status of the Company's stock option plan at December 31, 1996, 1997 and 1998 and changes during the years then ended is presented in the table and narrative below:

                                                     Weighted Average
                                          Shares      Exercise  Price
                                         ---------   -----------------
OUTSTANDING, December 31, 1995            542,200              $ 3.01
                                         ========              ------

     Granted                               25,000                6.92
     Exercised                           (160,645)               2.74
     Canceled                             (22,505)               2.46
                                         --------              ------
     OUTSTANDING, December 31, 1996       384,050              $ 3.56
                                         ========              ------

     Granted                              139,500              $ 6.14
     Exercised                            (23,900)               2.85
     Canceled                             (33,800)               4.98
                                         --------              ------
     OUTSTANDING, December 31, 1997       465,850              $ 4.26
                                         ========              ------

     Granted                              128,500              $ 1.14
     Exercised                            (41,200)              ( .23)
     Canceled                             (55,000)               (.65)
                                         --------              ------
     OUTSTANDING, December 31, 1998       498,150              $ 3.98
                                         ========              ======

Of the 498,150 options outstanding at December 31, 1998, 265,550 have exercise prices between $2.00 and $4.375, with a weighted average exercise price of $2.93, and a weighted average remaining contractual life of seven years. The remaining 232,600 options have exercise prices between $4.75 and $7.375, with a weighted average exercise price of $5.76, and a weighted average remaining contractual life of nine years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1998, 1997, and 1996, respectively: risk free interest rates of 5.4, 6.38 and 6.29 percent; expected lifes for 1998, 1997 and 1996 of 7 years; expected volatility of 94.87, 57.43 and 57.20 percent. The assumed dividend yield in 1998, 1997 and 1996 is zero percent.

8.  Supplemental Retirement Plan
    ----------------------------

In December 1988 the Board of Directors of the Company approved the adoption of a supplemental retirement plan (Ceradyne SMART 401(K) Plan) in which substantially all employees are eligible to participate after completing 90 days of employment. Participation in the Plan is voluntary. An employee may elect to contribute up to seven percent (7%) of the employee's pretax compensation as a basic contribution. The Company may contribute any amount which the Board of Directors annually determines appropriate. Company contributions fully vest and are nonforfeitable after the participant has completed five years of service. During the years ended December 31, 1998, 1997, and 1996, the related company contribution was approximately $42,000, $116,000, and $117,000, respectively.

The Company's contribution is in the form of shares of its common stock. The number of shares to be contributed will be determined by dividing the total Company match for the Plan year by the higher of the market value per share of common stock as of the end of that Plan year (December 31), or the audited book value per share of common stock as of the end of that Plan year. The participants' cash contributions may be invested, at their discretion, in one or all of the following: (1) Fixed Income Fund, (2) Bond and Mortgage Fund, (3) International Stock Fund, or (4) Equity Fund. The member can elect to allocate the accumulated and future contributions to their accounts among these funds in increments of 10 percent.

The Company has reserved 250,000 shares of its common stock for possible issuance under the Plan. At December 31, 1998, 125,897 shares were available for issuance under the Plan.

9.  Interim Financial Information (unaudited)
    -----------------------------------------

The results by quarter for 1998 and 1997 are as follows:

                                                        Quarter Ending
                                                        --------------
                                   March 31,        June 30,      September 30,   December 31,
                                      1998            1998            1998            1998
                                 --------------   -------------   -------------   -------------

 Net sales                           $7,341,000      $6,342,000      $6,290,000     $6,305,000
 Net income                             483,000         326,000          44,000       (571,000)
 Diluted income per
   share-                            $      .06      $      .04      $      .01     $     (.07)
                                     ==========      ==========      ==========     ==========

                                                          Quarter Ending
                                                          --------------
                                      March 31,       June 30,      September 30,   December 31,
                                        1997            1997            1997           1997
                                     ----------      ----------     -----------     ----------

 Net sales                           $6,621,000      $7,280,000      $7,100,000     $7,692,000
 Net income                             284,000         759,000         508,000        499,000
 Diluted income per
   share-                            $      .04      $      .10      $      .06     $      .06
                                     ==========      ==========      ==========     ==========

10. Joint Venture and Joint Development Agreement
    ---------------------------------------------

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

Ford and the Company have also entered into a joint development program to develop a prototype production facility to produce ceramics with automotive applications. Under the terms of the joint development agreement, Ford and the Company share equally in the cost of this project. For the years ending December 31, 1998, 1997 and 1996, Ford agreed to contribute $270,000, $270,000 and $275,000, respectively, which have been reflected as revenue in the accompanying consolidated financial statements.

               SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
               -------------------------------------------------

                             (Amounts in thousands)


                          Balance    Charged                 Balance
                            at       to Costs                  at
                         Beginning     and                   End of
     Description         of Period   Expenses   Deductions   Period
----------------------   ---------   --------   ----------   -------

For the Year Ending
December 31, 1998:
----------------------

Allowance for
doubtful
accounts receivable           $179       $ 55         $142      $ 92
                              ====       ====         ====      ====

For the Year Ending
December 31, 1997:
----------------------

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

March 31, 1999           CERADYNE, INC.

                           By   /s/ JOEL P. MOSKOWITZ
                                --------------------------------------------
                                Joel P. Moskowitz
                                Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ JOEL P. MOSKOWITZ          Chairman of the Board,         March 31, 1999
-------------------------      Chief Executive Officer,
 Joel P. Moskowitz             President and Director
                               (Principle executive
                               officer)


/s/ HOWARD F. GEORGE           Chief Financial Officer        March 31, 1999
-------------------------      (Principle financial
 Howard F. George              and accounting officer)


/s/ LEONARD M. ALLENSTEIN      Director                       March 31, 1999
-------------------------
 Leonard M. Allenstein


/s/ RICHARD A. ALLIEGRO        Director                       March 31, 1999
-------------------------
 Richard A. Alliegro


/s/ FRANK EDELSTEIN            Director                       March 31, 1999
-------------------------
 Frank Edelstein


/s/ PETER BEARDMORE            Director                       March 31, 1999
-------------------------
 Peter Beardmore


/s/ MELVIN A. SHADER           Director                       March 31, 1999
-------------------------
 Melvin A. Shader


/s/ MILTON L. LOHR             Director                       March 31, 1999
-------------------------
 Milton L. Lohr

                                       66