Form 10-Q
period 1999-03-31
CERADYNE INC
filed 1999-05-12
CIK 18937

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
---
     EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 1999

     or

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---
     AND EXCHANGE ACT OF 1934
     For the transition period from ______________to____________________

                         Commission File No. 000-13059

                                 CERADYNE, INC.
                                 --------------
             (Exact name of Registrant as specified in its charter)

              Delaware                                  33-0055414
--------------------------------------           --------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

  3169 Redhill Avenue, Costa Mesa, CA                       92626
----------------------------------------                  ----------
  (Address of principal executive)                        (Zip Code)

Registrant's telephone number, including area code  (714) 549-0421
                                                    ----------------------
                                      N/A
                     ------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               YES   X                   NO
                   -----                    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                         Outstanding at March 31, 1999
------------------------------------        --------------------------------
Common Stock, $.01 par value                           8,054,838 Shares

                               Page 1 of 15 Pages

                                 CERADYNE, INC.


                                     INDEX
                                     -----

                                                                        PAGE NO.
                                                                        --------

PART I.        FINANCIAL INFORMATION

Item 1.        Financial Statements

               Statement Regarding Financial Information...................  3

               Consolidated Balance Sheets - March 31, 1999................4-5
               and December 31, 1998

               Consolidated Statements of Income -.........................  6
               Three months ended March 31, 1999 and 1998

               Consolidated Statements of Cash Flow -......................  7
               Three months ended March 31, 1999 and 1998

               Condensed Notes to Consolidated Financial................  8-11
               Statements

Item 2.        Management's Discussion and Analysis of.................. 11-14
               Financial Condition & Results of Operations

Item 3.        Quantitative and Qualitative Disclosures
               About Market Risk........................................... 14

PART II.       OTHER INFORMATION

Item 1.        Legal Proceedings........................................ 14-15

Item 6.        Exhibits and Reports on Form 8-K............................ 15

SIGNATURE.................................................................. 15

                                 CERADYNE, INC.

                                   FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1999

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
         --------------------

The Financial Statements included herein have been prepared by Ceradyne, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information normally included in the Financial Statements prepared in accordance with generally accepted accounting principles has been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that the Financial Statements be read in conjunction with the Financial Statements and notes thereto included in the Company's Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 on Form 10-K for the fiscal year ended December 31, 1998, as filed with the Securities and Exchange Commission on March 31, 1999.

                                CERADYNE, INC.
                          CONSOLIDATED BALANCE SHEETS
                                    ASSETS
                            (Amounts in thousands)

-----------------------------------------------------------------------------------------------------------------------------
                                                                                    3-31-1999                      12-31-1998
                                                                                   (Unaudited)                      (Audited)
-----------------------------------------------------------------------------------------------------------------------------
CURRENT ASSETS:
-----------------------------------------------------------------------------------------------------------------------------
  Cash & cash equivalents                                                          $    2,258                     $     2,870
-----------------------------------------------------------------------------------------------------------------------------
  Accounts receivable, net of allowances for                                            4,553                           4,381
  doubtful accounts of approximately $66 and $92
  at 3-31-1999 and 12-31-1998
-----------------------------------------------------------------------------------------------------------------------------
  Other Receivables                                                                        76                             167
-----------------------------------------------------------------------------------------------------------------------------
  Inventories                                                                           7,766                           7,520
-----------------------------------------------------------------------------------------------------------------------------
  Production Tooling                                                                    1,075                           1,104
-----------------------------------------------------------------------------------------------------------------------------
  Prepaid expenses and other                                                            1,041                             880
                                                                                   ----------                     -----------
-----------------------------------------------------------------------------------------------------------------------------
  TOTAL CURRENT ASSETS                                                                 16,769                          16,922
                                                                                   ----------                     -----------
-----------------------------------------------------------------------------------------------------------------------------
PROPERTY, PLANT & EQUIPMENT, at cost:
-----------------------------------------------------------------------------------------------------------------------------
  Land                                                                                    422                             422
-----------------------------------------------------------------------------------------------------------------------------
  Buildings & improvements                                                              1,825                           1,825
-----------------------------------------------------------------------------------------------------------------------------
  Machinery & equipment                                                                21,224                          20,664
-----------------------------------------------------------------------------------------------------------------------------
  Leasehold improvements                                                                1,750                           1,723
-----------------------------------------------------------------------------------------------------------------------------
  Office equipment                                                                      2,278                           2,210
-----------------------------------------------------------------------------------------------------------------------------
  Construction in progress                                                                329                             103
                                                                                   ----------                     -----------
-----------------------------------------------------------------------------------------------------------------------------
                                                                                       27,828                          26,947
-----------------------------------------------------------------------------------------------------------------------------
  Less accumulated depreciation & amortization                                        (18,459)                        (18,090)
                                                                                   ----------                     -----------
-----------------------------------------------------------------------------------------------------------------------------
                                                                                        9,369                           8,857
                                                                                   ----------                     -----------
-----------------------------------------------------------------------------------------------------------------------------
COSTS IN EXCESS OF NET ASSETS ACQUIRED,                                                 1,967                           2,009
  net of accumulated amortization of $1,950  &  $1,908 at
  3-31-1999 & 12-31-1998
-----------------------------------------------------------------------------------------------------------------------------
OTHER ASSETS, net of accumulated amortization                                           1,781                           1,705
  of $625 and $618 at 3-31-1999 & 12-31-1998                                       ----------                     -----------
-----------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                       $   29,886                     $    29,493
                                                                                   ==========                     ===========
=============================================================================================================================

                      See accompanying condensed notes to
                       Consolidated Financial Statements.

                                CERADYNE, INC.
                          CONSOLIDATED BALANCE SHEETS
                     LIABILITIES AND SHAREHOLDERS' EQUITY
                   (Amounts in thousands, except share data)

----------------------------------------------------------------------------------------------------------------------------
                                                                                     3-31-1999                    12-31-1998
                                                                                    (Unaudited)                    (Audited)
----------------------------------------------------------------------------------------------------------------------------
CURRENT LIABILITIES:
----------------------------------------------------------------------------------------------------------------------------
  Accounts payable                                                                  $    1,382                   $     1,084
----------------------------------------------------------------------------------------------------------------------------
  Accrued expenses:
----------------------------------------------------------------------------------------------------------------------------
    Payroll and payroll related                                                            679                           553
----------------------------------------------------------------------------------------------------------------------------
    Other                                                                                  223                           234
                                                                                    ----------                   -----------
----------------------------------------------------------------------------------------------------------------------------
  Total current liabilities                                                              2,284                         1,871
                                                                                    ----------                   -----------
----------------------------------------------------------------------------------------------------------------------------
DEFERRED REVENUE                                                                           202                           270
                                                                                    ----------                   -----------
----------------------------------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY:
----------------------------------------------------------------------------------------------------------------------------
  Common stock, $.01 par value:
    Authorized - 12,000,000 shares;
    Outstanding - 8,054,838 shares
    at 3-31-1999 & 12-31-1998.                                                          37,718                        37,718
----------------------------------------------------------------------------------------------------------------------------
  Accumulated deficit                                                                  (10,318)                      (10,366)
                                                                                    ----------                   -----------
----------------------------------------------------------------------------------------------------------------------------
  TOTAL SHAREHOLDERS' EQUITY                                                            27,400                        27,352
                                                                                    ----------                   -----------
----------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                                            $   29,886                   $    29,493
                                                                                    ==========                   ===========
============================================================================================================================

                      See accompanying condensed notes to
                       Consolidated Financial Statements.

                                CERADYNE, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                  FOR THE THREE MONTHS ENDED 3-31-1999 & 1998
                 (Amounts in thousands, except per share data)

==============================================================================================
                                                                      THREE MONTHS
                                                                     ENDED MARCH 31
----------------------------------------------------------------------------------------------
                                                               1999                     1998
                                                            ----------------------------------
                                                                        Unaudited
==============================================================================================
NET SALES                                                      $6,305                   $7,341
----------------------------------------------------------------------------------------------
COST OF PRODUCT SALES                                           5,126                    5,580
                                                               ------                   ------
----------------------------------------------------------------------------------------------
  Gross Profit                                                  1,179                    1,761
                                                               ------                   ------
----------------------------------------------------------------------------------------------
OPERATING EXPENSES:
----------------------------------------------------------------------------------------------
  Selling                                                         346                      358
----------------------------------------------------------------------------------------------
  General & Administration                                        823                      934
----------------------------------------------------------------------------------------------
  Research & Development                                          135                       67
                                                               ------                   ------
----------------------------------------------------------------------------------------------
                                                                1,304                    1,359
                                                               ------                   ------
----------------------------------------------------------------------------------------------
         Income (loss) from operations                           (125)                     402
                                                               ------                   ------
----------------------------------------------------------------------------------------------
OTHER INCOME                                                       90                       91
                                                               ------                   ------
----------------------------------------------------------------------------------------------
  Income (loss) before provision (benefit)                        (35)                     493
  for income taxes
----------------------------------------------------------------------------------------------
PROVISION (BENEFIT) FOR INCOME TAXES                             ( 83)                      10
                                                               ------                   ------
----------------------------------------------------------------------------------------------
NET INCOME                                                     $   48                   $  483
                                                               ------                   ------
----------------------------------------------------------------------------------------------
BASIC & DILUTED INCOME PER SHARE                                 $.01                     $.06
                                                               ======                   ======
==============================================================================================

                      See accompanying condensed notes to
                       Consolidated Financial Statements.

===============================================================================================================================
                                    CERADYNE, INC.
                         CONSOLIDATED STATEMENTS OF CASH FLOWS                                    THREE MONTHS ENDED
                       FOR THE THREE MONTHS ENDED 3-31-1999 & 1998                                      MARCH 31
                               (Amounts in thousands)
-------------------------------------------------------------------------------------------------------------------------------
                                                                                                1999                 1998
                                                                                             Unaudited            Unaudited
===============================================================================================================================
-------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------------------------------------------------------------------------------------------------
  Net Income                                                                                        $   48               $  483
-------------------------------------------------------------------------------------------------------------------------------
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH PROVIDED FROM (USED IN)
 OPERATING ACTIVITIES:
-------------------------------------------------------------------------------------------------------------------------------
  Depreciation and amortization                                                                        418                  371
-------------------------------------------------------------------------------------------------------------------------------
  Increase in accounts receivable, net                                                             (   172)             (   710)
-------------------------------------------------------------------------------------------------------------------------------
  (Increase) decrease in other receivables                                                              91            (       7)
-------------------------------------------------------------------------------------------------------------------------------
  Increase in inventories                                                                          (   246)             (   127)
-------------------------------------------------------------------------------------------------------------------------------
  Decrease  in production tooling                                                                       29                   47
-------------------------------------------------------------------------------------------------------------------------------
  Increase in prepaid expenses & other assets                                                      (   244)            (     63)
-------------------------------------------------------------------------------------------------------------------------------
  Increase in accounts payable                                                                         298                  312
-------------------------------------------------------------------------------------------------------------------------------
  Increase in accrued expenses                                                                         115                   28
-------------------------------------------------------------------------------------------------------------------------------
  Decrease in deferred revenue                                                                    (     68)           (      69)
                                                                                                    ------               ------
-------------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                              269                  265
                                                                                                    ------               ------
-------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------------------------------------------------------------------------------------------------
  Purchases of property, plant & equipment                                                         (   881)             (   441)
                                                                                                    ------               ------
-------------------------------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                                               (  881)             (   441)
                                                                                                    ------               ------
-------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------------------------------------------------------------------------------------------------
  Issuance of common stock, net                                                                        ---                    6
-------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                                                    ---                    6
                                                                                                    ------               ------
-------------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                                                 (     612)             (   170)
-------------------------------------------------------------------------------------------------------------------------------
Cash & cash equivalents, beginning of period                                                         2,870                3,569
-------------------------------------------------------------------------------------------------------------------------------
Cash & cash equivalents, end of period                                                              $2,258               $3,399
                                                                                                    ======               ======
-------------------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
-------------------------------------------------------------------------------------------------------------------------------
  Income taxes paid                                                                                 $  ---               $    2
                                                                                                    ------               ======
===============================================================================================================================

                      See accompanying condensed notes to
                       Consolidated Financial Statements.

                                 CERADYNE, INC.
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                  (Unaudited)

1.   Basis of Presentation
     ---------------------

The consolidated financial statements include the financial statements of Ceradyne, Inc. (the Company) and its divisions. All material intercompany accounts and transactions have been eliminated.

2.   Inventories
     -----------

Inventories are valued at the lower of cost (first in, first out) or market. Inventory costs include the cost of material, labor and manufacturing overhead. The following is a summary of the inventory components as of March 31, 1999 and December 31, 1998 (in thousands):

========================================================================
                             MARCH 31, 1999           DECEMBER 31, 1998
========================================================================
     Raw Materials               $4,190                    $4,098

     Work-in-Process              2,609                     2,413

     Finished Goods                 967                     1,009
     Total Inventories           $7,766                    $7,520
                                 ======                    ======
========================================================================

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

========================================================================================
                                                                THREE MONTHS ENDED
                                                                     MARCH 31
----------------------------------------------------------------------------------------
                                                              1999               1998
========================================================================================
Weighted average number of shares outstanding               8,054,838          7,963,847
----------------------------------------------------------------------------------------
Dilutive stock options and common stock warrants               55,207             92,324
                                                            ---------          ---------
----------------------------------------------------------------------------------------
Number of shares used in diluted computations               8,110,045          8,056,171
                                                            =========          =========
========================================================================================

4. Disclosure About Segments of Enterprise and Related Information
   ---------------------------------------------------------------

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

   The Company serves its markets and manages its business through three divisions, each of which has its own manufacturing facilities and administrative and selling functions. The Company's Advanced Ceramic Operations, located in Costa Mesa, California, primarily produces armor and orthodontic products, components for semiconductor equipment, and houses the Company's SRBSN research and development activities. The Company's cathode development and production are handled through its Semicon Associates division located in Lexington, Kentucky. Fused silica products, including missile radomes, are produced at the Company's Thermo Materials division located in Scottdale, Georgia. Ceradyne's manufacturing structure is summarized in the following table:

======================================================================================================================
              FACILITY LOCATION                                      PRODUCTS
----------------------------------------------------------------------------------------------------------------------
Advanced Ceramic Operations                       . Semiconductor Equipment Components
Costa Mesa, California                            . Lightweight ceramic armor
 Approximately 74,000 square feet                 . Orthodontic ceramic brackets
                                                  . Ceralloy(R) 147 SRBSN wear parts
                                                  . Precision ceramics
                                                  . Ceralloy(R) 147 SRBSN diesel/automotive engine parts (R&D)
----------------------------------------------------------------------------------------------------------------------
Semicon Associates                                . Microwave ceramic-impregnated dispenser cathodes
Lexington, Kentucky                               . Ion laser ceramic-impregnated dispenser cathodes
 Approximately 35,000 square feet                 . Samarium cobalt magnets
----------------------------------------------------------------------------------------------------------------------
Thermo Materials                                  . Glass tempering rolls (fused silica ceramics)
Scottdale, Georgia                                . Metallurgical tooling (fused silica ceramics)
 Approximately 85,000 square feet                 . Missile radomes (fused silica ceramics)
                                                  . Castable and other fused silica product
======================================================================================================================

                                 Ceradyne, Inc.
           Segment Statement of Operations for the Three Months Ended
                            March 31, 1999 and 1998
                             (amounts in thousands)

                          Three Months Ended March 31,

                  Advanced Ceramic Ops    Semicon  Associates    Thermo Materials               TOTAL
------------------------------------------------------------------------------------------------------------
                    1999        1998       1999       1998       1999         1998          1999      1998
------------------------------------------------------------------------------------------------------------
 Revenue from      $ 3,246      $ 4,075    $1,562     $1,525     $1,497    $      1,741   $ 6,305    $ 7,341
 External          -------      -------    ------     ------     ------    ------------   -------    -------
 Customers

 Depreciation      $   277      $   241    $   81         74     $   60              56   $   418    $   371
 and               -------      -------    ------     ------     ------    ------------   -------    -------
 Amortization

 Segment Income    $  (250)     $   257    $   81     $   50     $  134    $        186   $   (35)   $   493
 (loss) before     -------      -------    ------     ------     ------    ------------   -------    -------
 provision
 (benefit) for
 income  taxes

 Segment Assets    $19,774      $19,380    $6,627     $6,558     $3,485    $      3,837   $29,886    $29,775
                   -------      -------    ------     ------     ------    ------------   -------    -------

 Expenditures      $   656      $   398    $  108     $   94     $  117    $(51)/(1)/   $   881    $   441
 for PP&E          -------      -------    ------     ------     ------    ------------   -------    -------
               ---------------------------------------------------------------------------------------------

                       /(1)/Reclassification

                    Segment Statement for Net Sales by Area
                           for the Three Months Ended
                            March 31, 1999 and 1998

                          Three Months Ended March 31,

-------------------------------------------------------------------------------
                    Advanced        Semicon         Thermo
                  Ceramic Ops      Associates      Materials         TOTAL
-------------------------------------------------------------------------------
                  1999    1998    1999    1998    1999    1998    1999    1998
-------------------------------------------------------------------------------
U.S. Net Sales      47%     42%     21%     15%     19%     20%     87%     77%

Western Europe       4%      2%      2%      3%      2%      2%      8%      7%
Net Sales

Asia Net Sales     ---      11%      1%      2%      2%    ---       3%     13%

Israel Net         ---       1%    ---     ---     ---       1%    ---       2%
Sales

Canada Net         ---     ---     ---       1%      1%    ---       1%      1%
Sales

Other              ---     ---     ---     ---       1%    ---       1%    ---
                  ----    ----    ----    ----    ----    ----    ----    ----

Total Net Sales     51%     56%     24%     21%     25%     23%    100%    100%
                  ====    ====    ====    ====    ====    ====    ====    ====
               ---------------------------------------------------------------

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations
          ---------------------------------------------

Preliminary Note Regarding Forward-Looking Statements
-----------------------------------------------------

     This Quarterly Report on Form 10-Q contains statements which may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934. Forward-looking statements regarding future events and the future performance of the Company involve risks and uncertainties that could cause actual results to differ materially. These risks and uncertainties are described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, as filled with the Securities and Exchange Commission, under "Item 1-Business," including the section therein entitled "Certain Factors That May Affect the Company's Business and Future Results," and "Item 7-Management's Discussion and Analysis of Financial Condition and Result of Operations."

Results of Operations for Quarter Ended March 31, 1999
------------------------------------------------------

Reference is made to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, for an analysis and detailed discussion of the Company's financial condition and results of operations for the period covered by that report.

Net Sales.  Net sales for the quarter ended March 31, 1999 were $6.3 million,
---------
which represents a 14.1% or a $1,036,000 decrease in net sales in comparison to the corresponding period of the prior year. The decrease in sales related to the Advanced Ceramic Operations in Costa Mesa, California was $829,000. Wear resistant component sales decreased because of the downturn in capital equipment procurement and the reduced demand for oil exploration ceramic components. Structural ceramic sales for semiconductor equipment decreased because of the worldwide downturn in the semiconductor industry. Also, in the first quarter of 1998, the company shipped a large order to an international customer of ceramic components for the microwave tube business. This was a one-time shipment and the Company is no longer making these components.

The Company's Thermo Materials Division in Scottdale, Georgia posted a decrease in sales of $244,000. This decrease was due to a major customer's timing of placing orders for the glass making industry.

The Company's Semicon Associates Division in Lexington, Kentucky posted a modest increase in net sales of $37,000.

International sales have and are expected to continue to be an important part of the Company's business, representing 13.0% of the Company's net sales for the quarter ending March 31, 1999, down from 22.7% for the comparable period of the prior year. The change was mainly attributable to the one-time shipment of ceramic components for the microwave tube business in last year's first quarter.

Gross Profit.  The Company's gross profit was $1.2 million or 18.7% of net sales
------------
for the first quarter ended March 31, 1999, compared to $1.8 million or 24.0% of the prior year first quarter. All of the major product lines at the Company's Advanced Ceramics Operations in Costa Mesa, California, except one, had a decrease in gross profit as compared to the prior year period due to lower volume and lower capacity utilization resulting in unfavorable overhead absorption. This resulted in a gross profit decrease of $885,000 as compared to the prior year period. The semiconductor product line had an increased gross profit of $327,000 over the prior year period due to a favorable product mix.

Gross profit for Thermo Materials in Scottdale, Georgia decreased by $68,000 from the comparable prior year period due to lower volume and lower capacity utilization resulting in unfavorable overhead absorption.

Gross profit for Semicon Associates in Lexington, Kentucky had an increase of $44,000 from the comparable prior year period due to slightly higher volume and to a modest price increase of products.

Research and Development Expenses.  Ceradyne's engineering and research efforts
----------------------------------
consist primarily of application engineering in response to customer requirements and to a new Research and Development Department to focus on new materials technology. These efforts are directed to the creation of new products, the modification of existing products to fit specific customer needs, or the development of enhanced ceramic process technology. The Company is also engaged in internally-funded research to improve and reduce the cost of production and to develop new products. Costs associated with application engineering and internally-funded research are generally expensed as incurred. Costs associated with Company-funded research were approximately $244,000 for the first quarter ended March 31, 1999 compared to $161,000 of the prior year first quarter. The increase was related to increases in salaries, travel, outside services, materials and small tools. Costs for the first quarters ended March 31, 1999 and 1998 for the Research and Development Department were $135,000 and $67,000, respectively, and for the Application Engineering Department were $109,000 and $94,000, respectively.

Selling Expenses.  Selling expenses were $346,000 for the quarter ended March
----------------
31, 1999 compared to $358,000 for the same period one year ago.

General and Administrative Expenses. General and administrative expenses were
-----------------------------------
$823,000 for the quarter ended March 31, 1999, compared to $934,000 for the corresponding quarter of last year. The decrease was primarily due to a reduction in legal and temporary personnel expenses.

Other Income.  Other income was $90,000 for the quarter ended March 31, 1999
------------
compared to $91,000 for the quarter ended in the prior year.

Income Taxes.  The Company recorded an $83,000 benefit for income taxes for the
------------
quarter ended March 31, 1999. The benefit was due to a refund of Federal and State taxes. The Company has available net operating loss carryforwards of approximately $12.4 million as of March 31, 1999 for federal income tax purposes.

Net Income.  Reflecting all of the matters discussed above, net income was
----------
$48,000 (or $.01 per share basic and diluted) for the quarter ended March 31, 1999 compared to net income of $483,000 (or $.06 per share basic and diluted) for the comparable period of the prior year.

Year 2000 Disclosure.  Many currently installed computer systems and software
--------------------
products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21/st/ century dates from 20/th/ century dates. This inability to recognize or properly treat the Year 2000 may cause the company's systems and applications to process critical financial and operational information incorrectly. The Company continues to assess the impact of the Year 2000 issue on its reporting systems and operations.

The Company is currently in the process of investigating and determining whether its internal accounting systems and other operational systems are Year 2000 compliant. A new software system which is Year 2000 compliant was installed at the Corporate Headquarters and its Advanced Ceramic Operations located in Costa Mesa, California in 1996. The Company expects to complete the conversion of its internal accounting system at its Kentucky and Georgia divisions to such upgraded software in 1999. The costs associated with these conversions are approximately $150,000. As of March 31, 1999, the conversion plans were underway at the Kentucky and Georgia locations. The estimated completion date is set for September 30, 1999. The Company is taking steps to ensure that all of its customers, suppliers, associates and affiliates will be in compliance with the Year 2000 issue. This process includes a questionnaire confirming the status of compliance with the Year 2000 criteria set forth by the Company. The criteria that the Company will use to determine compliance with the Year 2000 is the accurate processing of date/time information from, into, and between the twentieth and twentieth-first centuries, and the years 1999 and 2000, including leap year calculations that will affect the processing of information, scheduling, manufacturing, and the quality of all products. Also, the Company is in the process of developing a contingency plan to minimize the risks associated with non Year 2000 readiness. This plan is to be completed by 3/rd/ Quarter 1999.

The Company is exposed to the following worst case Year 2000 scenario: That several of the Company's customers and suppliers may experience Year 2000 noncompliance issues that affect the Company. However, as the Company does have a wide customer base, and no sole source suppliers, it believes the non-compliance issue to be minimal. However, there can be no assurance that certain of the Company's internal computer systems or networks or those of its key vendors and customers will not be adversely affected by such Year 2000 issues, which could have a material adverse effect on the Company's business, operating results or financial condition.

Liquidity and Capital Resources
-------------------------------

The Company generally meets its operating and capital requirements for cash flow from operating activities and borrowings under its credit facilities.

In November, 1997 the Company entered into a revolving credit agreement with Comerica Bank. The new credit facility amount remains at $4,000,000 as of quarter ended March 31, 1999 and no collateral is required of the company. As of March 31, 1999 there had been no borrowing under the credit facility.

Management believes that its current cash and cash equivalents on hand, as well as cash generated from operations and the ability to borrow under the existing credit facility, will be sufficient to finance anticipated capital and operating requirements for at least the next 12 months.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
           ----------------------------------------------------------

SEC Regulation S-K, Rule 3-05 requires expanded disclosure related to market risk. The Company as of quarter ended March 31, 1999 has no debt borrowing and does not intend to borrow in the next twelve months. However, the Company does have assets in cash and cash equivalents, and changes in interest rates would affect earnings on these assets. As of March 31, 1999, the Company had $2.2 million in a money market account based upon U.S. Treasury Bonds. The interest on this amount has earned 5.40% APR for quarter ended March 31, 1999, and this interest has been recorded in the Company's financial statements as part of other income in the amount of $31,000. If the interest rate were to decrease by 10% to 4.86% APR, the effect on other income and cash flow would result in decreases of approximately $3,000.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

The Company is, from time to time, involved in various legal and other proceedings that relate to the ordinary course of operating its business, including, but not limited to, employment-related actions and workers' compensation claims.

In October 1995, February 1997, August 1997 and February 1999, the Company was served with four different complaints that were filed by seven former employees of one of the Company's customers, and their spouses. The complaints, filed in the United States District Court, Eastern District of Tennessee, allege that the husbands contracted chronic beryllium disease as a result of their exposure to beryllium-containing products sold by Ceradyne. One complaint seeks compensatory damages in the amount of $3.0 million for the husbands, $1.0 million for the spouses, and punitive damages in the amount of $5.0 million.
The other three complaints each seek compensatory damages in the amount of $5.0 million for the husbands, $1.0 million for the spouses, and punitive damages in the amount of $10.0 million. The Company believes that the plaintiffs' claims are without merit and that the resolution of these matters will not have a material adverse effect on the financial condition or operations of the Company. Defense of these cases has been tendered to the Company's insurance carriers, some of which are providing a defense subject to a reservation of rights. There can be no assurances, however, that these claims will be covered by insurance, or that, if covered, the amount of insurance will be sufficient to cover any potential judgments.

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

CERADYNE, INC.

By:   /s/ Howard F. George
     ---------------------------------------
      Howard F. George
      Vice President
      Chief Financial Officer
      (Principal Financial and Accounting Officer)

Dated:  May 12, 1999