Form 10-Q
period 1999-06-30
CERADYNE INC
filed 1999-08-12
CIK 18937

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-Q

 X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
---
       EXCHANGE ACT OF 1934
       For the quarterly period ended June 30, 1999

       or

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES AND EXCHANGE ACT OF 1934
       For the transition period from ________________ to ________________


                         Commission File No. 000-13059

                                 CERADYNE, INC.
                                 --------------
             (Exact name of Registrant as specified in its charter)

                 Delaware                                         33-0055414
--------------------------------------------------  ----------------------------------------------
(State or other jurisdiction of                     (I.R.S. Employer Identification No.)
incorporation or organization)

      3169 Redhill Avenue, Costa Mesa, CA                  92626
--------------------------------------------------  ------------------------------------------------
     (Address of principal executive)                   (Zip Code)

Registrant's telephone number, including area code  (714) 549-0421
                                                    ------------------------------------------------
                        N/A
----------------------------------------------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

              YES   X                          NO
                  -----                           -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                             Outstanding at June 30, 1999
--------------------------------             ------------------------------
 Common Stock, $.01 par value                       8,058,814 Shares



                              Page 1 of 18 Pages

                                 CERADYNE, INC.


INDEX    PAGE NO.
-------  --------

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements


          Statement Regarding Financial Information....................... 3

          Consolidated Balance Sheets - June 30, 1999
          and December 31, 1998......................................... 4-5

          Consolidated Statements of Income -
          Three and Six months ended June 30, 1999 and 1998............... 6

          Consolidated Statements of Cash Flow -
          Three and Six months ended June 30, 1999 and 1998............... 7

          Condensed Notes to Consolidated Financial Statements......... 8-11

Item 2.   Management's Discussion and Analysis of Financial Condition
          & Results of Operations..................................... 12-16

Item 3.   Quantitative and Qualitative Disclosures
          About Market Risk.............................................. 16

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.............................................. 16

Items 2,  N/A............................................................ 17
  3 and 5

Item 4.   Submission of Matters to Vote of Security Holders.............. 17

Item 6.   Exhibits and Reports on Form 8-K............................... 17

SIGNATURE................................................................ 18

                                CERADYNE, INC.

                                   FORM 10-Q
                             FOR THE QUARTER ENDED

                                 June 30, 1999



PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements
          --------------------

          The Financial Statements included herein have been prepared by Ceradyne, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information normally included in the Financial Statements prepared in accordance with generally accepted accounting principles has been omitted pursuant to such rules and regulations. However, the Company believes the disclosures are adequate to make the information presented not misleading. It is suggested the Financial Statements be read in conjunction with the Financial Statements and notes thereto included in the Company's Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 on Form 10-K for the fiscal year ended December 31, 1998, as filed with the Securities and Exchange Commission on March 31, 1999.

================================================================================================
                                          CERADYNE, INC.
                                    CONSOLIDATED BALANCE SHEETS
                                            ASSETS
                                     (Amounts in thousands)
------------------------------------------------------------------------------------------------
                                                                 6-30-1999           12-31-1998
                                                                (Unaudited)           (audited)
================================================================================================
CURRENT ASSETS
------------------------------------------------------------------------------------------------
  Cash & cash equivalents                                         $    2,149         $     2,870
------------------------------------------------------------------------------------------------
  Accounts receivable, net of allowances for                           4,671               4,381
  doubtful accounts of approximately $33 and $92
  at 6-30-1999 and 12-31-1998
------------------------------------------------------------------------------------------------
  Other Receivables                                                       85                 167
------------------------------------------------------------------------------------------------
  Inventories                                                          8,240               7,520
------------------------------------------------------------------------------------------------
  Production Tooling                                                   1,113               1,104
------------------------------------------------------------------------------------------------
  Prepaid expenses and other                                           1,086                 880
                                                                  ----------         -----------
------------------------------------------------------------------------------------------------
  TOTAL CURRENT ASSETS                                                17,344              16,922
                                                                  ----------         -----------
------------------------------------------------------------------------------------------------
PROPERTY, PLANT & EQUIPMENT, at cost
------------------------------------------------------------------------------------------------
  Land                                                                   422                 422
------------------------------------------------------------------------------------------------
  Buildings & improvements                                             1,825               1,825
------------------------------------------------------------------------------------------------
  Machinery & equipment                                               21,804              20,664
------------------------------------------------------------------------------------------------
  Leasehold improvements                                               1,732               1,723
------------------------------------------------------------------------------------------------
  Office equipment                                                     2,333               2,210
------------------------------------------------------------------------------------------------
  Construction in progress                                               649                 103
                                                                  ----------         -----------
------------------------------------------------------------------------------------------------
                                                                      28,765              26,947
------------------------------------------------------------------------------------------------
  Less accumulated depreciation & amortization                       (18,866)            (18,090)
                                                                  ----------         -----------
------------------------------------------------------------------------------------------------
                                                                       9,899               8,857
                                                                  ----------         -----------
------------------------------------------------------------------------------------------------
COSTS IN EXCESS OF NET ASSETS ACQUIRED,                                1,926               2,009
  net of accumulated amortization of $1,991 & $1,908 at
  6-30-1999 & 12-31-1998, respectively
------------------------------------------------------------------------------------------------
OTHER ASSETS, net of accumulated amortization                          1,775               1,705
  of $631 and $618 at 6-30-1999 & 12-31-1998,                     ----------         -----------
  respectively
------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                      $   30,944         $    29,493
                                                                  ==========         ===========
================================================================================================

                      See accompanying condensed notes to
                      Consolidated Financial Statements.

==============================================================================================================
                                                      CERADYNE, INC.
                                                CONSOLIDATED BALANCE SHEETS
                                           LIABILITIES AND SHAREHOLDERS' EQUITY
                                         (Amounts in thousands, except share data)
--------------------------------------------------------------------------------------------------------------
                                                                        6-30-1999                  12-31-1998
                                                                       (Unaudited)                  (Audited)
==============================================================================================================
CURRENT LIABILITIES
--------------------------------------------------------------------------------------------------------------
  Accounts payable                                                     $    2,081                  $     1,084
--------------------------------------------------------------------------------------------------------------
  Accrued expenses
--------------------------------------------------------------------------------------------------------------
  Payroll and payroll related                                                 617                          553
--------------------------------------------------------------------------------------------------------------
  Other                                                                       296                          234
                                                                       ----------                  -----------
--------------------------------------------------------------------------------------------------------------
  Total current liabilities                                                 2,994                        1,871
                                                                       ----------                  -----------
--------------------------------------------------------------------------------------------------------------
DEFERRED REVENUE                                                              135                          270
                                                                       ----------                  -----------
--------------------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------------------------------------
  Common stock, $.01 par value,
  Authorized - 12,000,000 shares,
  Outstanding - 8,058,814 shares
  and 8,054,838 shares at 6-30-1999
  & 12-31-1998, respectively.                                              37,732                       37,718
--------------------------------------------------------------------------------------------------------------
  Accumulated deficit                                                      (9,917)                     (10,366)
                                                                       ----------                  -----------
--------------------------------------------------------------------------------------------------------------
  TOTAL SHAREHOLDERS' EQUITY                                               27,815                       27,352
                                                                       ----------                  -----------
--------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                               $   30,944                  $    29,493
                                                                       ==========                  ===========
==============================================================================================================

                      See accompanying condensed notes to
                      Consolidated Financial Statements.

                                                       CERADYNE, INC.
                                              CONSOLIDATED STATEMENTS OF INCOME
                                      FOR THE THREE MONTHS ENDED  June 30, 1999 & 1998
                                         AND SIX MONTHS ENDED June 30,1999 AND 1998
                                        (Amounts in thousands, except per share data)
==========================================================================================================================
                                                      THREE MONTHS                               SIX MONTHS
                                                         ENDED                                      ENDED
                                                        JUNE 30                                    JUNE 30
--------------------------------------------------------------------------------------------------------------------------
                                                1999               1998                 1999                   1998
==========================================================================================================================
                                                       Unaudited                                  Unaudited
--------------------------------------------------------------------------------------------------------------------------
NET SALES                                        $7,331              $6,342              $13,636                   $13,685
--------------------------------------------------------------------------------------------------------------------------
COST OF PRODUCT SALES                             5,643               5,176               10,769                    10,759
                                                 ------              ------              -------                   -------
--------------------------------------------------------------------------------------------------------------------------
  Gross Profit                                    1,688               1,166                2,867                     2,926
                                                 ------              ------              -------                   -------
--------------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES
--------------------------------------------------------------------------------------------------------------------------
  Selling                                           334                 419                  680                       778
--------------------------------------------------------------------------------------------------------------------------
  General & Administration                          841                 429                1,665                     1,361
--------------------------------------------------------------------------------------------------------------------------
  Research & Development                            181                  89                  316                       157
                                                 ------              ------              -------                   -------
--------------------------------------------------------------------------------------------------------------------------
                                                  1,356                 937                2,661                     2,296
                                                 ------              ------              -------                   -------
--------------------------------------------------------------------------------------------------------------------------
  Income from operations                            332                 229                  206                       630
                                                 ------              ------              -------                   -------
--------------------------------------------------------------------------------------------------------------------------
OTHER INCOME                                         78                  97                  169                       189
                                                 ------              ------              -------                   -------
--------------------------------------------------------------------------------------------------------------------------
  Income before provision
  (benefit) for income taxes                        410                 326                  375                       819
--------------------------------------------------------------------------------------------------------------------------
PROVISION (BENEFIT) FOR INCOME TAXES                  9                 ---                  (74)                       10
                                                 ------              ------              -------                   -------
--------------------------------------------------------------------------------------------------------------------------
NET INCOME                                       $  401              $  326              $   449                   $   809
                                                 ======              ======              =======                   =======
--------------------------------------------------------------------------------------------------------------------------
BASIC & DILUTED INCOME
PER SHARE                                        $  .05              $  .04              $   .06                   $   .10
                                                 ======              ======              =======                   =======
==========================================================================================================================

                      See accompanying condensed notes to
                      Consolidated Financial Statements.

 ====================================================================================================================
                                CERADYNE, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED June 30, 1999 & 1998                              SIX MONTHS ENDED
                            (Amounts in thousands)                                              JUNE 30
---------------------------------------------------------------------------------------------------------------------
                                                                                        1999                1998
                                                                                      Unaudited           Unaudited
---------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
---------------------------------------------------------------------------------------------------------------------
  Net Income                                                                            $   449             $  809
---------------------------------------------------------------------------------------------------------------------
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH
PROVIDED FROM (USED IN) OPERATING ACTIVITIES
---------------------------------------------------------------------------------------------------------------------
  Depreciation and amortization                                                             872                706
---------------------------------------------------------------------------------------------------------------------
  (Increase) decrease  in accounts receivable, net                                         (290)                93
---------------------------------------------------------------------------------------------------------------------
  (Increase) decrease in other receivables                                                   82               (410)
---------------------------------------------------------------------------------------------------------------------
  Increase in inventories                                                                  (720)              (361)
---------------------------------------------------------------------------------------------------------------------
  Increase in production tooling                                                             (9)               (37)
---------------------------------------------------------------------------------------------------------------------
  Increase in prepaid expenses & other assets                                              (289)              (110)
---------------------------------------------------------------------------------------------------------------------
  Increase in accounts payable                                                              997                 88
---------------------------------------------------------------------------------------------------------------------
  Increase in accrued expenses                                                              126                141
---------------------------------------------------------------------------------------------------------------------
  Decrease in deferred revenue                                                             (135)              (127)
                                                                                        -------             ------
---------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                 1,083                792
                                                                                        -------             ------
---------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
---------------------------------------------------------------------------------------------------------------------
  Purchases of property, plant & equipment                                               (1,818)              (860)
                                                                                        -------             ------
---------------------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                                    (1,818)              (860)
                                                                                        -------             ------
---------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
---------------------------------------------------------------------------------------------------------------------
  Issuance of common stock, net                                                              14                 45
---------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                    14                 45
                                                                                        -------             ------
---------------------------------------------------------------------------------------------------------------------
  Decrease in cash and cash equivalents                                                    (721)               (23)
---------------------------------------------------------------------------------------------------------------------
  Cash & cash equivalents, beginning of period                                            2,870              3,569
---------------------------------------------------------------------------------------------------------------------
  Cash & cash equivalents, end of period                                                $ 2,149             $3,546
                                                                                        =======             ======
---------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
---------------------------------------------------------------------------------------------------------------------
  Income taxes paid                                                                     $   ---             $    2
                                                                                        =======             ======
=====================================================================================================================

                      See accompanying condensed notes to
                       Consolidated Financial Statements.

                                CERADYNE, INC.
             CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1999
                                  (Unaudited)

1.   Basis of Presentation
     ---------------------

     The consolidated financial statements include the financial statements of Ceradyne, Inc. (the Company) and its divisions. All material intercompany accounts and transactions have been eliminated.

2.   Inventories
     -----------

     Inventories are valued at the lower of cost (first in, first out) or market. Inventory costs include the cost of material, labor and manufacturing overhead. The following is a summary of the inventory components as of June 30, 1999 and December 31, 1998 (in thousands):

     ====================================================================
                              JUNE 30, 1999            DECEMBER 31, 1998
     ====================================================================
     Raw Materials                $4,457                       $4,098
     --------------------------------------------------------------------
     Work-in-Process               3,064                        2,413
     --------------------------------------------------------------------
     Finished Goods                  719                        1,009
     --------------------------------------------------------------------
     Total Inventories            $8,240                       $7,520
                                  ======                       ======
     ====================================================================

3.   Net Income Per Share
     --------------------

     The Company accounts for net income per share in accordance with SFAS
     No. 128 "Earnings Per Share". Basic net income per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted net income per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding plus the effect of any dilutive stock options and common stock warrants using the treasury stock method. The following is a summary of the number of shares entering into the computation of net income per common and common equivalent share:

     ===========================================================================
                                     THREE MONTHS ENDED     SIX MONTHS ENDED
                                          JUNE 30               JUNE 30
     ---------------------------------------------------------------------------
                                       1999       1998       1999      1998
     ---------------------------------------------------------------------------
     Weighted average number of
     shares outstanding             8,056,149  7,979,986  8,055,494  7,971,917
     ---------------------------------------------------------------------------
     Dilutive stock options and
     common stock warrants             88,126     90,022     75,740     91,173
                                    ---------  ---------  ---------  ---------
     ---------------------------------------------------------------------------
     Number of shares used in
     diluted computations           8,144,275  8,070,008  8,131,234  8,063,090
                                    =========  =========  =========  =========
     ===========================================================================

4.   Disclosure About Segments of Enterprise and Related Information
     ---------------------------------------------------------------

     In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures About Segments of an Enterprise and Related Information". SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments. The Company adopted No. 131 in fiscal 1998, as required.

     The Company serves its markets and manages its business through three divisions, each of which has its own manufacturing facilities and administrative and selling functions. The Company's Advanced Ceramic Operations, located in Costa Mesa, California, primarily produces armor and orthodontic products, components for semiconductor equipment, and houses the Company's SRBSN research and development activities. The Company's cathode development and production are handled through its Semicon Associates division located in Lexington, Kentucky. Fused silica products, including missile radomes, are produced at the Company's Thermo Materials division located in Scottdale, Georgia. Ceradyne's manufacturing structure is summarized in the following table:


   =============================================================================================
         FACILITY LOCATION                                 PRODUCTS
   ---------------------------------------------------------------------------------------------
   Advanced Ceramic Operations            . Semiconductor Equipment Components
   Costa Mesa, California                 . Lightweight ceramic armor
   Approximately 74,000 square feet       . Orthodontic ceramic brackets
                                          . Ceralloy(R) 147 SRBSN wear parts
                                          . Precision ceramics
                                          . Ceralloy(R) 147 SRBSN diesel/automotive engine parts
   ---------------------------------------------------------------------------------------------
   Semicon Associates                     . Microwave ceramic-impregnated dispenser cathodes
   Lexington, Kentucky                    . Ion laser ceramic-impregnated dispenser cathodes
   Approximately 35,000 square feet       . Samarium cobalt magnets

   ---------------------------------------------------------------------------------------------
   Thermo Materials                       . Glass tempering rolls (fused silica ceramics)
   Scottdale, Georgia                     . Metallurgical tooling (fused silica ceramics)
   Approximately 85,000 square feet       . Missile radomes (fused silica ceramics)
                                          . Castable and other fused silica product
   =============================================================================================

                                Ceradyne, Inc.
                              Segment Disclosures
                for the Three Months Ended June 30, 1999 & 1998
                  and Six Months Ended June 30, 1999 and 1998
                            (Amounts in thousands)

                          Three Months Ended June 30,

                 Advanced Ceramic Ops   Semicon Associates   Thermo Materials        TOTAL
--------------------------------------------------------------------------------------------------
                   1999      1998         1999      1998       1999     1998     1999     1998
--------------------------------------------------------------------------------------------------
Revenue from
External
Customers         $ 4,307   $ 3,528     $1,643     $1,422    $1,381    $1,392   $ 7,331  $ 6,342
                  -------   -------     ------     ------    ------    ------   -------  -------
Depreciation
and
Amortization      $   309   $   211     $   83     $   70    $   63    $   54   $   455  $   335
                  -------   -------     ------     ------    ------    ------   -------  -------
Segment Income
(loss) before
provision
(benefit) for
income  taxes     $   247   $   448     $  152     $  (74)   $    2    $  (48)  $   401  $   326
                  -------   -------     ------     ------    ------    ------   -------  -------
Segment Assets    $20,820   $20,055     $6,457     $6,474    $3,667    $3,443   $30,944  $29,972
                  -------   -------     ------     ------    ------    ------   -------  -------

Expenditures
for PP&E          $   614   $   299     $  117     $   71    $  206    $   49   $   937  $   419
                  -------   -------     ------     ------    ------    ------   -------  -------
                ----------------------------------------------------------------------------------

                           Six Months Ended June 30,

                 Advanced Ceramic Ops   Semicon Associates   Thermo Materials        TOTAL
--------------------------------------------------------------------------------------------------
                   1999      1998         1999      1998       1999     1998     1999     1998
--------------------------------------------------------------------------------------------------
Revenue from
External
Customers         $7,553    $7,604      $3,205     $2,948    $2,878    $3,133   $13,636  $13,685
                  ------    ------      ------     ------    ------    ------   -------  -------
Depreciation
and
Amortization      $  585    $  452      $  164     $  144    $  123    $  110   $   872  $   706
                  ------    ------      ------     ------    ------    ------   -------  -------
Segment Income
(loss) before
provision
(benefit) for
income  taxes     $   81    $  695      $  233     $  (24)   $  135    $  138   $   449  $   809
                  ------    ------      ------     ------    ------    ------   -------  -------
Expenditures
for PP&E          $1,270    $  697      $  224     $  165    $  324    $   (2)  $ 1,818  $   860
                  ------    ------      ------     ------    ------    ------   -------  -------
                ----------------------------------------------------------------------------------

                    Segment Statement for Net Sales by Area
                for the Three Months Ended June 30, 1999 & 1998
                   and Six Months Ended June 30, 1999 & 1998

                                                    Three Months Ended June 30,

                         Advanced Ceramic Ops    Semicon Associates      Thermo Materials          TOTAL
------------------------------------------------------------------------------------------------------------
                           1999       1998      1999          1998       1999        1998     1999      1998
------------------------------------------------------------------------------------------------------------
U.S. Net                   54%        47%       19%           18%        16%         16%      89%         81%
Sales

Western Europe              2%         6%        2%            2%         2%          3%       6%         11%
Net Sales

Asia Net                    1%         2%        1%            1%         1%          3%       3%          6%
Sales

Israel Net                 --          1%       --            --         --          --      ---           1%
Sales

Canada Net                 --         --         1%           --          1%          1%       2%          1%
Sales

Other                      --         --        --            --         --          --       --          --
                         ----       ----      ----          ----       ----        ----     ----        ----

Total Net
Sales                      57%        56%       23%           21%        20%         23%     100%        100%
                         ====       ====      ====          ====       ====        ====     ====        ====
                         -----------------------------------------------------------------------------------


                                                   Six Months Ended June 30,

                         Advanced Ceramic Ops     Semicon Associates     Thermo Materials         TOTAL
------------------------------------------------------------------------------------------------------------
                           1999       1998      1999          1998       1999        1998     1999      1998
------------------------------------------------------------------------------------------------------------
U.S. Net                   51%        45%       20%           17%        17%         18%      88%         80%
Sales

Western                     3%         4%        2%            3%         2%          1%       7%          8%
Europe Net Sales

Asia Net                    1%         6%        1%            2%         1%          1%       3%          9%
Sales

Israel Net                 --          1%       --            --         --          --       --            1%
Sales

Canada Net                 --         --         1%           --         --           1%       1%           1%
Sales

Other                      --         --        --            --          1%          1%       1%           1%
                         ----       ----      ----          ----       ----        ----     ----         ----

Total Net
Sales                      55%        56%       24%           22%        21%         22%     100%         100%
                         ====       ====      ====          ====       ====        ====     ====         ====
                         -----------------------------------------------------------------------------------

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

         Preliminary Note Regarding Forward-Looking Statements
         -----------------------------------------------------

         This Quarterly Report on Form 10-Q contains statements which may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934. Forward-looking statements regarding future events and the future performance of the Company involve risks and uncertainties that could cause actual results to differ materially. These risks and uncertainties are described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, as filed with the Securities and Exchange Commission, under "Item 1-Business", including the section therein entitled "Certain Factors That May Affect the Company's Business and Future Results", and "Item 7-Management's Discussion and Analysis of Financial Condition and Result of Operations".

         Results of Operations for Quarter and Six Months Ended June 30, 1999
         --------------------------------------------------------------------

         Reference is made to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, for an analysis and detailed discussion of the Company's financial condition and results of operations for the period covered by that report.

         Net Sales.  Net sales for the quarter ended June 30, 1999 were $7.3
         ---------
         million, which represents a 15.6% or a $989,000 increase over the corresponding quarter of the prior year. For the six months ended June 30, 1999, net sales were $13.6 million, and this represents a decrease of $49,000 from the prior year's six months.

         The increase in sales for the quarter to quarter comparison, as stated above, was attributable primarily to increased sales of $.8 million at the Company's Advanced Ceramic Operations in Costa Mesa, California. A major contributor ($.4 million) to the increase was from the orthodontic product line stemming from increased demand by orthodontists for the "Clarity" orthodontic brackets. Another major contributor was from the armor product line for armor vests ($.3 million). This armor vest shipment is not part of the large U.S. military armor contract that the Company received in 1998, but for another U.S. military contract with a different branch of service. Also, sales of the semiconductor product line increased by $.1 million due to improvement in the worldwide semiconductor industry. For the six months' comparison, the current year sales were slightly lower due to reduced demand for wear resistant components used on capital equipment machinery, and oil exploration ceramic components.

         The Company's Semicon Associates Division in Lexington, Kentucky posted a sales increase for the quarter of $.2 million, and a six month increase of $.3 million as compared to the prior year periods. The increases were mainly due to price increase.

          The Company's Thermo Materials Division in Scottdale, Georgia posted a slight sales decrease for the quarter of $11,000, and a six months decrease of $.3 million. This decrease was due to a major customer's timing of placing orders for the glass making industry.

          International sales have been, and are expected to continue to be, an important part of the Company's business, representing 11.0% of total sales for the second quarter of 1999, down from 19.0% for the comparable period of the prior year. For the six months of 1999, international sales were 12.0% of total sales versus 20.0% for the prior year. The decrease for the quarter was attributable to lower demand for wear resistant components. The decrease in international sales in the first six months of 1999 reflects a combination of lower demand for wear resistant components during 1999 and a one-time shipment of ceramic components for the microwave tube business in last year's first quarter.

          Gross Profit.  The Company's gross profit was $1.7 million or 23.0% of
          ------------
          sales for the second quarter ended June 30, 1999, compared to $1.2 million or 18.4% of sales for the prior year's second quarter. For the six months ended June 30, 1999, gross profit was $2.9 million or 21.0% of sales, compared to $2.9 million or 21.4% of sales in the fist six months of 1998.

          All of the major product lines at the Company's Advanced Ceramics Operations in Costa Mesa, California, except one, had an increase in gross profit for the current quarter as compared to the prior year period due to higher volume and higher capacity utilization resulting in favorable cost absorption. One particular note, the semiconductor product line improved its gross margin considerably due to product mix, and to meeting or exceeding the cost standards. This has resulted in a favorable quarterly variance of $.3 million over the prior year period. However, for the six month period as compared to the prior year, the gross profit has decreased due to the low volume and capacity utilization that resulted in the first quarter of 1999. This has resulted in an unfavorable variance of $.3 million over the prior year period.

          Gross profit for Semicon Associates in Lexington, Kentucky had a favorable variance over the comparable prior year periods of $.2 million and $.3 million for the second quarter and six months respectively. The increase in the gross margin can be attributed to slightly higher production yields, and price increases.

          Gross profit for Thermo Materials in Scottdale, Georgia has recorded a slightly favorable variance of $17,000 for the second quarter over the prior year period. However, for the six months comparison the current year variance is unfavorable by $51,000. This was caused by the lower volume and lower capacity utilization that resulted in unfavorable cost absorption.

          Research and Development Expenses. Ceradyne's engineering and research
          ---------------------------------
          efforts consist primarily of ongoing Application Engineering in response to customer requirements, and to the Research and Development Department's focus on new materials technology. All of these efforts are directed to the creation of new products, the modification of existing products to fit specific customer needs, or the development of enhanced ceramic process technology.

          Cost associated with Application Engineering and the Research and Development Departments are generally expensed as incurred. Expenses for the second quarters ended June 30, 1999 and 1998 for the Research and Development Department were $181,000 and $89,000 respectively, and for the six months period ended June 30, 1999 and 1998 were $316,000 and $157,000 respectively. This was a new department set up in 1998, and the increases for the current year periods related to salaries, travel, outside services, materials and small tools. Expenses for the second quarters ended June 30, 1999 and 1998 for the Application Engineering Department were $62,000 and $89,000 respectively and for the six months period ended June 30, 1999 and 1998 were $147,000 and $183,000 respectively. The decreases for both current year periods were attributable to organizational changes.

          Selling Expenses.  Selling expenses were $334,000 for the quarter, and
          ----------------
          $680,000 for the six months ended June 30, 1999. The above compares to prior year amounts of $419,000 for the quarter, and $778,000 for the six months ended June 30, 1998. The primary reason for the decrease for the quarter and six months was a reclassification of personnel from selling to General and Administrative and Engineering at the Semicon Associates Division. Also, Thermo Materials division denoted decreases in the current periods due to lower commissions, and to a decrease of product freight cost.

          General and Administrative Expenses. General Administrative expenses
          -----------------------------------
          were $841,000 for the quarter, and $1,665,000 for the six months ended June 30, 1999. The above compares to prior year amounts of $429,000 for the quarter and $1,361,000 for the six months ended June 30, 1998. The increase between the comparable quarters and six months periods is due primarily to a payment of $354,000 received in the second quarter of 1998 resulting from the settlement of a dispute with a customer relating to the sale/purchase of cathode pellets and "spider cathodes".

          Other Income. Other income for the quarters ended June 30, 1999 and
          ------------
          1998 was $78,000 and $97,000 respectively. For the six months ended June 30, 1999 and 1998, other income was $169,000 and $189,000 respectively. The decrease in quarterly and six months totals reflects a decrease of interest income due to cash expended on capital equipment in the current year.

          Income Taxes. The Company recorded a $9,000 provision for taxes for
          ------------
          the quarter ended June 30, 1999. In the first quarter of 1999, the Company recorded an $83,000 benefit for income taxes. The benefit was due to a refund of Federal and State taxes. The Company has available net operating loss carry forwards of approximately $12.0 million as of June 30, 1999 for federal income tax purposes.

          Net Income. Reflecting all of the matters discussed above, net income
          ----------
          was $401,000 (or $.05 per share basic and diluted) for the quarter ended June 30, 1999, and $449,000 (or $.06 per share basic and diluted) for the six months ended June 30, 1999.

          Year 2000 Disclosure.  Many currently installed computer systems and
          --------------------
          software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21/st/ century dates from 20/th/ century dates. This inability to recognize or properly treat the Year 2000 may cause the Company's systems and applications to process critical financial and operational information incorrectly. The Company continues to assess the impact of the Year 2000 issue on its reporting systems and operations.

          A new software system which is Year 2000 compliant was installed at the Corporate Headquarters and its Advanced Ceramic Operations located in Costa Mesa, California in 1996. The Company expects to complete the conversion of its internal accounting system at its Kentucky and Georgia divisions to such upgraded software in 1999. The costs associated with these conversions are approximately $150,000. As of June 30, 1999, the conversion plan was complete at the Kentucky location. The conversion plan at the Georgia location is estimated to be complete by October 1, 1999. The Company is taking steps to ensure that all of its customers, suppliers, associates and affiliates will be in compliance with the Year 2000 issue. This process includes a questionnaire confirming the status of compliance with the Year 2000 criteria set forth by the Company. The criteria that the Company will use to determine compliance with the Year 2000 is the accurate processing of date/time information from, into, and between the 20/th/ and 21/st/ centuries, and the years 1999 and 2000, including leap year calculations that will affect the processing of information, scheduling, manufacturing, and the quality of all products. Also, the Company is in the process of developing a contingency plan to minimize the risks associated with non Year 2000 readiness. This plan is to be completed by the end of the 3/rd/ Quarter 1999.

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

          In November, 1997 the Company entered into a revolving credit agreement with Comerica Bank. The credit facility amount remains at $4,000,000 as of quarter ended June 30, 1999 and no collateral is required of the Company. As of June 30, 1999 there had been no borrowing under the credit facility.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk
          ----------------------------------------------------------

          SEC Regulation S-K, Rule 3-05 requires expanded disclosure related to market risk. The Company as of quarter ended June 30, 1999 has no debt borrowing but may borrow in the next twelve months for new capital equipment purchases. However, the Company does have assets in cash and cash equivalents, and changes in interest rates would affect earnings on these assets. As of June 30, 1999, the Company had $2.0 million in a money market account based upon U.S. Treasury Bonds. The interest on this amount has earned 5.40% APR for the quarter and six months ended June 30, 1999, and this interest has been recorded in the Company's financial statements as part of other income in the amount of $25,000 for the quarter and $57,000 for the six months ended June 30, 1999. If the interest rate were to decrease by 10% to 4.86% APR, the effect on other income and cash flow would result in decreases of approximately $2,500 for the quarter and $5,700 for the six month period.


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings
          -----------------

          The Company is, from time to time, involved in various legal and other proceedings that relate to the ordinary course of operating its business, including, but not limited to, employment-related actions and workers' compensation claims.

          In October 1995, February 1997, August 1997 and February 1999, the Company, along with others, was served with four different complaints that were filed by seven former employees of one of the Company's customers, and their spouses. The complaints, filed in the United States District Court, Eastern District of Tennessee, allege that the husbands contracted chronic beryllium disease as a result of their exposure to beryllium-containing products sold by Ceradyne. One complaint seeks compensatory damages in the amount of $3.0 million for the husbands, $1.0 million for the spouses, and punitive damages in the amount of $5.0 million. The other three complaints each seek compensatory damages in the amount of $5.0 million for the husbands, $1.0 million for the spouses, and punitive damages in the amount of $10.0 million. The Company believes that the plaintiffs' claims are without merit and that the resolution of these matters will not have a material adverse effect on the financial condition or operations of the Company. Defense of these cases has been tendered to the Company's insurance carriers, some of which are providing a defense subject to a reservation of rights. There can be no assurances, however, that these claims will be covered by insurance, or that, if covered, the amount of insurance will be sufficient to cover any potential judgments.

Item 2.   N/A

Item 3.   N/A

Item 4.   Submission of Matter to Vote of Security Holders
          ------------------------------------------------

          The following matter was voted upon at the Annual Meeting of Stockholders held on July 26, 1999.

          The following seven persons were elected as Directors of the Company to serve until the next annual meeting of stockholders or until their successors are elected and have qualified:

          ---------------------------------------------------------------
                                              NUMBER OF SHARES
          ---------------------------------------------------------------
                                          FOR         AUTHORITY WITHHELD
          ---------------------------------------------------------------
          J.P. Moskowitz               7,283,368            136,545
          ---------------------------------------------------------------
          L.M. Allenstein              7,283,513            136,400
          ---------------------------------------------------------------
          R.A. Alliegro                7,283,513            136,400
          ---------------------------------------------------------------
          P. Beardmore                 7,283,513            136,400
          ---------------------------------------------------------------
          F. Edelstein                 7,283,513            136,400
          ---------------------------------------------------------------
          M.A. Shader                  7,277,513            142,400
          ---------------------------------------------------------------
          M.L. Lohr                    7,283,513            136,400
          ---------------------------------------------------------------

Item 5.   N/A

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

CERADYNE, INC.

By:  s/Howard F. George
     ------------------
     Howard F. George
     Vice President
     Chief Financial Officer
     (Principal Financial and Accounting Officer)


Dated:  August 12, 1999