Form 10-Q
period 1999-09-30
CERADYNE INC
filed 1999-11-12
CIK 18937

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
-    EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 1999

                                      or

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 For the transition period from ___________to__________

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

                           YES   X                 NO ___
                                ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                              Outstanding at October 15, 1999
----------------------------                  -------------------------------
Common Stock, $.01 par value                           8,088,348 Shares

                               Page 1 of 17 Pages

                                 CERADYNE, INC.

               INDEX                                                                                   PAGE NO.
               -----                                                                                   --------
PART I.        FINANCIAL INFORMATION

Item 1.        Financial Statements

               Statement Regarding Financial Information.............................................         3

               Consolidated Balance Sheets -September 30, 1999
               and December 31, 1998.................................................................       4-5

               Consolidated Statements of Income -
               Three and Nine Months Ended September 30, 1999 and 1998 ..............................         6

               Consolidated Statements of Cash Flow -
               Nine Months Ended September 30, 1999 and 1998.........................................         7

               Condensed Notes to Consolidated Financial Statements .................................      8-11

Item 2.        Management's Discussion and Analysis of Financial Condition
               & Results of Operations ..............................................................     12-16

Item 3.        Quantitative and Qualitative Disclosures
               About Market Risk.....................................................................        16

PART II.       OTHER INFORMATION

Item 1.        Legal Proceedings ....................................................................        16

Items 2,       N/A...................................................................................        17
  3, 4 and 5

Item 6.        Exhibits and Reports on Form 8-K......................................................        17

SIGNATURE............................................................................................        17

                                 CERADYNE, INC.

                                    FORM 10-Q
                              FOR THE QUARTER ENDED

                               September 30, 1999



PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

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

                                CERADYNE, INC.
                          CONSOLIDATED BALANCE SHEETS
                                    ASSETS
                            (Amounts in thousands)

----------------------------------------------------------------------------------------------------------------------
                                                                           September 30, 1999        December 31, 1998
                                                                               (Unaudited)               (Audited)
======================================================================================================================
CURRENT ASSETS
----------------------------------------------------------------------------------------------------------------------
     Cash & cash equivalents                                                     $ 1,539                  $ 2,870
----------------------------------------------------------------------------------------------------------------------
     Accounts receivable, net of allowances for                                    5,251                    4,381
     doubtful accounts of approximately $50 and $92
     at September 30, 1999 and December 31, 1998
----------------------------------------------------------------------------------------------------------------------
     Other receivables                                                               112                      167
----------------------------------------------------------------------------------------------------------------------
     Inventories                                                                   8,341                    7,520
----------------------------------------------------------------------------------------------------------------------
     Production tooling                                                            1,423                    1,104
----------------------------------------------------------------------------------------------------------------------
     Prepaid expenses and other                                                    1,035                      880
                                                                                 -------                  -------
----------------------------------------------------------------------------------------------------------------------
     TOTAL CURRENT ASSETS                                                         17,701                   16,922
                                                                                --------                  -------
----------------------------------------------------------------------------------------------------------------------
PROPERTY, PLANT & EQUIPMENT, at cost
----------------------------------------------------------------------------------------------------------------------
     Land                                                                            422                      422
----------------------------------------------------------------------------------------------------------------------
     Buildings & improvements                                                      1,825                    1,825
----------------------------------------------------------------------------------------------------------------------
     Machinery & equipment                                                        22,388                   20,664
----------------------------------------------------------------------------------------------------------------------
     Leasehold improvements                                                        1,835                    1,723
----------------------------------------------------------------------------------------------------------------------
     Office equipment                                                              2,379                    2,210
----------------------------------------------------------------------------------------------------------------------
     Construction in progress                                                        705                      103
                                                                                --------                  -------
----------------------------------------------------------------------------------------------------------------------
                                                                                  29,554                   26,947
----------------------------------------------------------------------------------------------------------------------
     Less accumulated depreciation & amortization                                (19,289)                 (18,090)
                                                                                --------                  -------
----------------------------------------------------------------------------------------------------------------------
                                                                                  10,265                    8,857
                                                                                --------                  -------
----------------------------------------------------------------------------------------------------------------------
COSTS IN EXCESS OF NET ASSETS ACQUIRED,                                            1,884                    2,009
     net of accumulated amortization of $2,033 and $1,908 at
     September 30, 1999 and December 31, 1998, respectively
----------------------------------------------------------------------------------------------------------------------
OTHER ASSETS, net of accumulated amortization                                      1,768                    1,705
                                                                                --------                  -------
     of $638 and $618 at September 30, 1999 and December 31,
     1998, respectively
----------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                    $ 31,618                 $ 29,493
                                                                                ========                 ========
======================================================================================================================

                       See accompanying condensed notes to
                       Consolidated Financial Statements.

--------------------------------------------------------------------------------------------------------------
                                                 CERADYNE, INC.
                                          CONSOLIDATED BALANCE SHEETS
                                     LIABILITIES AND SHAREHOLDERS' EQUITY
                                  (Amounts in thousands, except share data)
--------------------------------------------------------------------------------------------------------------
                                                                   September 30, 1999        December 31, 1998
                                                                       (Unaudited)               (Audited)
--------------------------------------------------------------------------------------------------------------
CURRENT LIABILITIES
--------------------------------------------------------------------------------------------------------------
     Current portion of long-term debt                             $              100        $             ---
--------------------------------------------------------------------------------------------------------------
     Accounts payable                                                           1,791                    1,084
--------------------------------------------------------------------------------------------------------------
     Accrued expenses:
--------------------------------------------------------------------------------------------------------------
          Payroll and payroll related                                             569                      553
--------------------------------------------------------------------------------------------------------------
          Other                                                                   286                      234
                                                                   ------------------        -----------------
--------------------------------------------------------------------------------------------------------------
     TOTAL CURRENT LIABILITIES                                                  2,746                    1,871
                                                                   ------------------        -----------------
--------------------------------------------------------------------------------------------------------------
LONG TERM DEBT, NET OF CURRENT PORTION                                            383                      ---
                                                                   ------------------        -----------------
--------------------------------------------------------------------------------------------------------------
DEFERRED REVENUE                                                                   67                      270
                                                                   ------------------        -----------------
--------------------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------------------------------------
     Common stock, $.01 par value,
     Authorized - 12,000,000
     shares, Outstanding - 8,088,048 shares
     and 8,054,838 shares at September 30, 1999
     and December 31, 1998, respectively.                                      37,843                   37,718
--------------------------------------------------------------------------------------------------------------
     Accumulated deficit                                                       (9,421)                 (10,366)
                                                                   ------------------        -----------------
--------------------------------------------------------------------------------------------------------------
     TOTAL SHAREHOLDERS' EQUITY                                                28,422                   27,352
                                                                   ------------------        -----------------
--------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                           $           31,618        $          29,493
                                                                   ==================        =================
--------------------------------------------------------------------------------------------------------------

                       See accompanying condensed notes to
                       Consolidated Financial Statements.

--------------------------------------------------------------------------------------------------------------
                                             CERADYNE, INC.
                                    CONSOLIDATED STATEMENTS OF INCOME
                              (Amounts in thousands, except per share data)

--------------------------------------------------------------------------------------------------------------
                                                      THREE MONTHS                        NINE MONTHS
                                                         ENDED                               ENDED
                                                      September 30,                       September 30,
--------------------------------------------------------------------------------------------------------------
                                              1999               1998             1999                1998
--------------------------------------------------------------------------------------------------------------
                                                      (Unaudited)                         (Unaudited)
--------------------------------------------------------------------------------------------------------------
   NET SALES                                  $ 7,810            $ 6,290          $ 21,446            $ 19,975
--------------------------------------------------------------------------------------------------------------
   COST OF PRODUCT SALES                        6,034              5,129            16,803              15,888
                                              -------            -------           -------            --------
--------------------------------------------------------------------------------------------------------------
        Gross Profit                            1,776              1,161             4,643               4,087
                                              -------            -------           -------            --------
--------------------------------------------------------------------------------------------------------------
   OPERATING EXPENSES
--------------------------------------------------------------------------------------------------------------
        General & Administration                  866                776             2,531               2,141
--------------------------------------------------------------------------------------------------------------
        Selling                                   395                350             1,075               1,128
--------------------------------------------------------------------------------------------------------------
        Research & Development                    113                 87               429                 243
                                              -------            -------           -------            --------
--------------------------------------------------------------------------------------------------------------
                                                1,374              1,213             4,035               3,512
                                              -------            -------           -------            --------
--------------------------------------------------------------------------------------------------------------
        Income (loss) from
         operations                               402                (52)              608                 575
                                              -------            -------           -------            --------
--------------------------------------------------------------------------------------------------------------
   OTHER (INCOME) EXPENSE:
--------------------------------------------------------------------------------------------------------------
   Other (income)                                (110)               (96)             (279)               (286)
--------------------------------------------------------------------------------------------------------------
   Interest expense                                 6                ---                 6                ----
                                              -------            -------           -------            --------
--------------------------------------------------------------------------------------------------------------

                                                 (104)               (96)             (273)               (286)
                                              -------            -------           -------            --------
--------------------------------------------------------------------------------------------------------------
        Income before provision
        (benefit) for income taxes                506                 44               881                 861
--------------------------------------------------------------------------------------------------------------
   PROVISION (BENEFIT) FOR
   INCOME TAXES                                    10                ---               (64)                 10
                                              -------            -------           -------            --------
--------------------------------------------------------------------------------------------------------------
   NET INCOME                                 $   496            $    44          $    945            $    851
                                              =======            =======          ========            ========
--------------------------------------------------------------------------------------------------------------
   BASIC & DILUTED INCOME
   PER SHARE                                  $   .06            $   .01          $    .12            $    .11
                                              =======            =======          ========            ========
--------------------------------------------------------------------------------------------------------------

                      See accompanying condensed notes to
                      Consolidated Financial Statements.

==================================================================================================================

                                 CERADYNE, INC.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS                               NINE MONTHS ENDED
                               (Amounts in thousands)                                         SEPTEMBER 30,
------------------------------------------------------------------------------------------------------------------
                                                                                          1999             1998
                                                                                       (Unaudited)     (Unaudited)
==================================================================================================================
 CASH FLOWS FROM OPERATING ACTIVITIES:
------------------------------------------------------------------------------------------------------------------
      Net Income                                                                        $   945          $   851
------------------------------------------------------------------------------------------------------------------
 ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH
 PROVIDED FROM (USED IN) OPERATING ACTIVITIES:
------------------------------------------------------------------------------------------------------------------
      Depreciation and amortization                                                       1,344            1,093
------------------------------------------------------------------------------------------------------------------
      (Increase) decrease in accounts receivable, net                                      (870)             286
------------------------------------------------------------------------------------------------------------------
      (Increase) decrease in other receivables                                               55             (129)
------------------------------------------------------------------------------------------------------------------
      Increase in inventories                                                              (821)            (533)
------------------------------------------------------------------------------------------------------------------
      Increase in production tooling                                                       (319)            (128)
------------------------------------------------------------------------------------------------------------------
      Increase in prepaid expenses & other assets                                          (238)            (279)
------------------------------------------------------------------------------------------------------------------
      Increase in accounts payable                                                          707              110
------------------------------------------------------------------------------------------------------------------
      Increase (decrease) in accrued expenses                                                68             (135)
------------------------------------------------------------------------------------------------------------------
      Increase (decrease) in deferred revenue                                              (203)              75
                                                                                        -------          -------
------------------------------------------------------------------------------------------------------------------
 NET CASH PROVIDED BY OPERATING ACTIVITIES                                                  668            1,211
                                                                                        -------          -------
------------------------------------------------------------------------------------------------------------------
 CASH FLOWS FROM INVESTING ACTIVITIES:
------------------------------------------------------------------------------------------------------------------
      Purchases of property, plant & equipment                                           (2,607)          (1,300)
                                                                                        -------          -------
------------------------------------------------------------------------------------------------------------------
 NET CASH USED IN INVESTING ACTIVITIES                                                   (2,607)          (1,300)
                                                                                        -------          -------
------------------------------------------------------------------------------------------------------------------
  CASH FLOWS FROM FINANCING ACTIVITIES:
------------------------------------------------------------------------------------------------------------------
       Issuance of common stock                                                             125              276
------------------------------------------------------------------------------------------------------------------
        Net borrowings on long-term debt                                                    483               --
                                                                                        -------          -------
------------------------------------------------------------------------------------------------------------------
  Net cash provided by financing activities                                                 608              276
                                                                                        -------          -------
------------------------------------------------------------------------------------------------------------------
  Increase (decrease) in cash and cash equivalents                                       (1,331)             187
                                                                                        -------          -------
------------------------------------------------------------------------------------------------------------------
  Cash & cash equivalents, beginning of period                                            2,870            3,569
                                                                                        -------          -------
------------------------------------------------------------------------------------------------------------------
  Cash & cash equivalents, end of period                                                $ 1,539          $ 3,756
                                                                                        =======          =======
------------------------------------------------------------------------------------------------------------------
  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
------------------------------------------------------------------------------------------------------------------
  Interest paid                                                                         $     6          $    --
------------------------------------------------------------------------------------------------------------------
  Income taxes paid                                                                     $     2          $    --
                                                                                        -------          -------
==================================================================================================================

                      See accompanying condensed notes to
                      Consolidated Financial Statements.

                                CERADYNE, INC.
             CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1999
                                  (Unaudited)

1.       Basis of Presentation
         ---------------------

         The consolidated financial statements include the financial statements of Ceradyne, Inc. (the Company) and its divisions. All material intercompany accounts and transactions have been eliminated.

2.       Inventories
         -----------

         Inventories are valued at the lower of cost (first in, first out) or market. Inventory costs include the cost of material, labor and manufacturing overhead. The following is a summary of the inventory components as of September 30, 1999 and December 31, 1998 (in thousands):

         ====================================================================================================
                                                      SEPTEMBER 30, 1999                  DECEMBER 31, 1998
         ====================================================================================================
         Raw Materials                                      $4,169                              $4,098
         ----------------------------------------------------------------------------------------------------
         Work-in-Process                                     3,691                               2,413
         ----------------------------------------------------------------------------------------------------
         Finished Goods                                        481                               1,009
         ----------------------------------------------------------------------------------------------------
         Total Inventories                                  $8,341                              $7,520
                                                            ======                              ======
         ====================================================================================================

3.       Net Income Per Share
         --------------------

         The Company accounts for net income per share in accordance with SFAS No. 128 "Earnings Per Share". Basic net income per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted net income per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding plus the effect of any dilutive stock options and common stock warrants using the treasury stock method. The table below reconciles the weighted shares outstanding in the computation of basic net income per share to diluted net income per share.

         ========================================================================================================================
                                                              THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                         SEPTEMBER 30,
         ------------------------------------------------------------------------------------------------------------------------
                                                         1999                1998                   1999             1998
         ========================================================================================================================
         Weighted average number of                   8,080,000           8,029,000             8,064,000          7,991,000
         shares outstanding
         ------------------------------------------------------------------------------------------------------------------------
         Dilutive stock options and                     147,000              48,000                99,000             77,000
         common stock warrants                        ---------           ---------             ---------          ---------
         ------------------------------------------------------------------------------------------------------------------------
         Number of shares used in                     8,227,000           8,077,000             8,163,000          8,068,000
         diluted computations                         =========           =========             =========          =========
         ========================================================================================================================

4.       Long Term Debt
         --------------

         -----------------------------------------------------------
         Capital Equipment loan bearing                  $483,000
         interest at 8.18% APR. Payable in
         monthly installments of $8,333,
         expiring August 2004.
         -----------------------------------------------------------
         Less Current Portion                            (100,000)
                                                          -------
         -----------------------------------------------------------
         Long Term Debt                                  $383,000
         -----------------------------------------------------------


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

         The Company serves its markets and manages its business through three divisions, each of which has its own manufacturing facilities and administrative and selling functions. The Company's Advanced Ceramic Operations, located in Costa Mesa, California, primarily produces armor and orthodontic products, components for semiconductor equipment, and houses the Company's SRBSN research and development activities. The Company's cathode development and production are handled through its Semicon Associates division located in Lexington, Kentucky. Fused silica products, including missile radomes, are produced at the Company's Thermo Materials division located in Scottdale, Georgia. Ceradyne's manufacturing structure is summarized in the following table:


        ===============================================================================================================
                FACILITY LOCATION                                          PRODUCTS
         Advanced Ceramic Operations                          . Semiconductor Equipment Components
         Costa Mesa, California                               . Lightweight ceramic armor
         Approximately 74,000 square feet                     . Orthodontic ceramic brackets
                                                              . Ceralloy(R) 147 SRBSN wear parts
                                                              . Precision ceramics
                                                              . Ceralloy(R) 147 SRBSN diesel/automotive engine parts
        ---------------------------------------------------------------------------------------------------------------
         Semicon Associates                                   . Microwave ceramic-impregnated dispenser cathodes
         Lexington, Kentucky                                  . Ion laser ceramic-impregnated dispenser cathodes
         Approximately 35,000 square feet                     . Samarium cobalt magnets

        ---------------------------------------------------------------------------------------------------------------
         Thermo Materials                                     . Glass tempering rolls (fused silica ceramics)
         Scottdale, Georgia                                   . Metallurgical tooling (fused silica ceramics)
         Approximately 85,000 square feet                     . Missile radomes (fused silica ceramics)
                                                              . Castable and other fused silica product
        ===============================================================================================================

                                Ceradyne, Inc.
                              Segment Disclosures
            for the Three Months Ended September 30, 1999 and 1998
               and Nine Months Ended September 30, 1999 and 1998
                            (Amounts in thousands)

                       Three Months Ended September 30,

                 Advanced Ceramic Ops        Semicon  Associates       Thermo Materials           TOTAL
---------------------------------------------------------------------------------------------------------------
                  1999          1998          1999       1998        1999        1998         1999        1998
---------------------------------------------------------------------------------------------------------------
  Revenue from     $  4,519    $  3,313     $ 1,650    $ 1,384    $ 1,641     $ 1,593      $  7,810    $  6,290
                   --------    --------     -------     ------    -------     -------      --------    --------
  External
  Customers

  Depreciation     $    334    $    259     $    89    $    73    $    49     $    55      $    472    $    387
                   --------    --------     -------    -------  ---------     -------      --------    --------
  and
  Amortization

  Segment          $    266    $    (51)    $   136    $  (181)   $   104     $   276      $    506    $     44
                   --------    --------     -------    -------    -------     -------      --------    --------
  Income (loss)
  before
  Provision
  (benefit) for
  Income
  Taxes

  Segment          $ 21,630    $ 20,746     $ 6,160    $ 6,443    $ 3,828     $ 3,274      $ 31,618    $ 30,463
                   --------    --------     -------    -------    -------     -------      --------    --------
  Assets
  Expenditures     $    630    $    332     $    60    $   100    $    98     $     8      $    788    $    440
                   --------    --------     -------    -------    -------     -------      --------    --------
  for PP&E
                   --------------------------------------------------------------------------------------------

                        Nine Months Ended September 30,

                  Advanced Ceramic Ops      Semicon  Associates       Thermo Materials            TOTAL
---------------------------------------------------------------------------------------------------------------
                   1999        1998         1999        1998        1999        1998         1999        1998
---------------------------------------------------------------------------------------------------------------
  Revenue from     $12,072     $ 10,917     $ 4,855     $  4,332    $ 4,519     $4,726       $21,446     $ 19,975
                   -------     --------     -------     --------    -------     ------       -------     --------
  External
  Customers

  Depreciation     $   919     $    711     $   253     $    217    $   172     $  165       $ 1,344     $  1,093
                   -------     --------     -------     --------    -------     ------       -------     --------
  and
  Amortization

  Segment Income   $   272     $    653     $   368     $   (204)   $   241     $  412       $   881     $    861
                   -------     --------     -------     --------    -------     ------       -------     --------
  (loss) before
  Provision
  (benefit) for
  Income Taxes

  Expenditures     $ 1,901     $  1,029     $   284     $    265    $   422     $    6       $ 2,607     $  1,300
                   -------     --------     -------     --------    -------     ------       -------     --------
  for PP&E
                   ----------------------------------------------------------------------------------------------


                   Segment Disclosures for Net Sales by Area
            for the Three Months Ended September 30, 1999 and 1998
               and Nine Months Ended September 30, 1999 and 1998


                       Three Months Ended September 30,

                 Advanced Ceramic Ops    Semicon Associates         Thermo Materials                   TOTAL
-------------------------------------------------------------------------------------------------------------------------
                    1999         1998       1999          1998       1999         1998       1999          1998
-------------------------------------------------------------------------------------------------------------------------
  U.S. Net Sales     54%          42%         18%          19%        16%          21%          88%          82%

  Western             3%           5%          1%           -          1%           4%           5%           9%
  Europe Net
  Sales

  Asia Net Sales      1%           1%          1%           2%         3%           -            5%           3%

  Israel Net          -            5%          -            -          -            -                         5%
  Sales

  Canada Net          -            -           1%           -          1%           1%           2%           1%
                   ----         ----        ----         ----       ----         ----         ----         ----
  Sales

  Total Net          58%          53%         21%          21%        21%          26%         100%         100%
                   ====         ====        ====         ====       ====         ====         ====         ====
  Sales
                  ---------------------------------------------------------------------------------------------



                        Nine Months Ended September 30,

               Advanced Ceramic Ops    Semicon Associates         Thermo Materials                   TOTAL
---------------------------------------------------------------------------------------------------------------
                  1999         1998       1999          1998       1999         1998       1999          1998
----------------------------------------------------------------------------------------------------------------
U.S. Net Sales     52%          48%         19%          17%        17%          19%        88%          84%

Western             3%           4%          2%           3%         2%           2%         7%           9%
Europe Net
Sales

Asia Net Sales      1%           1%          1%           2%         2%           1%         4%           4%

Israel Net          -            2%          -            -          -                                    2%
Sales                                                                             -          -

Canada Net          -            -           1%           -          -            1%                      1%
                  ----        ----        ----         ----       ----         ----       ----         ----
Sales

Total Net          56%          55%         23%          22%        21%          23%       100%         100%
                  =====        =====      ======       ======      =====       ======     ======     ========
Sales
                --------------------------------------------------------------------------------------------

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

         Results of Operations for the Three and Nine Months Ended September 30,
         -----------------------------------------------------------------------
         1999
         ----

         Reference is made to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, for an analysis and detailed discussion of the Company's financial condition and results of operations for the period covered by that report.

         Net Sales. Net sales for the three months ended September 30, 1999 were
         ---------
         $7.8 million, which represents a 24% or a $1.5 million increase over the corresponding quarter of the prior year. For the nine months ended September 30, 1999, net sales were $21.4 million, and this represents an increase of $1.5 million from the prior year's nine months.

         The increase in sales was primarily attributable to the Company's Advanced Ceramic Operations in Costa Mesa, California. This increase was approximately $1.2 million over the corresponding third quarter and nine month periods of the prior year. Contributing to the increase was the increased demand by orthodontists for the "Clarity" orthodontic brackets. Armor products also contributed to the increases over the prior periods due to increasing demand for helicopter wing panels and armor vests. Additionally, sale of structural ceramics for semiconductor equipment increased over both prior year periods because of the continued improvement in the semiconductor industry from the prior year. However, the above sales increases were slightly offset in both the quarter and nine months periods of the prior year due to reduced demand for wear resistant components used on capital equipment machinery and oil exploration ceramic components.

         Additionally, the Company's Semicon Associates Division in Lexington, Kentucky, posted a sales increase for the quarter of $.3 million, and a nine month increase of $.5 million as compared to the prior year periods. The increases were mainly due to price increases and, to a lesser degree, the introduction of extended cathode assemblies.

         The Company's Thermo Materials Division in Scottdale, Georgia posted no change in sales for the quarter-to-quarter comparison, and a $.2 million decrease for the nine month comparison. The decrease was due to a major customer's delay of placing orders for the glass making industry during the current nine months period.

         International sales have been, and are expected to continue to be, an important part of the Company's business, representing 12% of total sales for the third quarter of 1999, down from 18% for the comparable period of the prior year. For the nine months of 1999, international sales were 12% of total sales versus 16% for the prior year. The decrease for the quarter was attributable to lower demand for wear resistant components. The decrease in international sales in the first nine months of 1999 reflects a combination of lower demand for wear resistant components during 1999 and a one-time shipment of ceramic components for the microwave tube business in last year's first quarter.

         Gross Profit. The Company's gross profit was $1.8 million or 23% of
         ------------
         sales for the third quarter ended September 30, 1999, compared to $1.2 million or 18% of sales for the prior year's third quarter. For the nine months ended September 30, 1999, gross profit was $4.6 million or 22% of sales, compared to $4.1 million or 20% of sales in the first nine months of 1998.

         All of the major product lines at the Company's Advanced Ceramic Operations in Costa Mesa, California, except for wear resistant components, had an increase in gross profit for the quarter and nine months periods as compared to the prior year periods. This result was due to higher volume and higher capacity utilization resulting in favorable cost absorption. Hence, the favorable variances for the third quarter and nine month periods as compared to the prior year periods were $.6 million and $.2 million, respectively, for Advanced Ceramic Operations.

         Gross profit for Semicon Associates in Lexington, Kentucky had a favorable variance over the comparable prior year periods of $.2 million and $.5 million for the third quarter and nine months, respectively. The increase in the gross margin can be attributed to slightly higher production yields and price increases.

         Gross profit for Thermo Materials in Scottdale, Georgia posted an unfavorable variance of $.2 million for the third quarter and nine months periods as compared to the prior year periods. The primary reason for the decrease was the inefficiencies in producing a greater mix of components with smaller quantities than the prior year periods.


         Research and Development Expenses. Expenses for the third quarters
         ---------------------------------
         ended September 30, 1999 and 1998 for the Research and Development Department were $113,000 and $87,000 respectively, and for the nine months period ended September 30, 1999 and 1998 were $429,000 and $243,000 respectively. This was a new department set up in 1998, and the increases for the current year periods related to salaries, travel, outside services, materials and small tools.

         In addition, the Company historically has and continues to engage in application engineering to improve and reduce the cost of production and to develop new products. The costs associated with application engineering are generally expensed as incurred and are included in cost of product sales. Expenses for the third quarters ended September 30, 1999 and 1998 for the Application Engineering Department were $62,000 and $208,000 respectively and for the nine months period ended September 30, 1999 and 1998 were $208,000 and $279,000 respectively. The decreases for both current year periods were attributable to organizational changes.

         Selling Expenses. Selling expenses were $395,000 for the quarter, and
         ----------------
         $1,075,000 for the nine months ended September 30, 1999. The above compares to prior year amounts of $350,000 for the quarter, and $1,128,000 for the nine months ended September 30, 1998. Recruiting, travel and product literature expense contributed to the $45,000 increase over the prior year third quarter. The nine months decrease of $53,000 over the prior year period was caused by lower commissions and reclassification of personnel.

         General and Administrative Expenses. General Administrative expenses
         -----------------------------------
         were $866,000 for the quarter, and $2,531,000 for the nine months ended September 30, 1999. The above compares to prior year amounts of $776,000 for the quarter and $2,141,000 for the nine months ended September 30, 1998.

         The increase of $90,000 for the third quarter of 1999 as compared to the prior year third quarter was primarily caused by reimbursement of legal expenses last year due to a legal matter. The increase of $390,000 for the nine months period over the same prior year period was primarily caused by last year's payment of $354,000 resulting from the settlement of a customer dispute relating to the sale/purchase of cathode pellets and spider cathodes.

         Other Income. Other income for the quarters ended September 30, 1999
         ------------
         and 1998 was $110,000 and $96,000 respectively. For the nine months ended September 30, 1999 and 1998, other income was $273,000 and $286,000 respectively. The increase of $14,000 was caused by miscellaneous income offset by a decrease of interest income due to lower cash balances in the current quarter. The decrease of $13,000 for the nine month comparison was primarily the result of a reduction of interest income due to lower cash balances in the current year.

         Interest Expense. Interest expense was $6,000 for the quarter and nine
         ----------------
         month periods as compared to none in the prior year periods. The increase was caused by entering into a capital equipment loan in the current quarter.

         Income Taxes. The Company recorded a $10,000 provision for taxes for
         ------------
         the quarter ended September 30, 1999. For the nine months period, the Company has recorded a net benefit due to a refund of Federal and State taxes. The Company has available net operating loss carry forwards of approximately $11.1 million as of September 30, 1999 for Federal income tax purposes.

         Net Income.  Reflecting all of the matters discussed above, net income
         ----------
         was $496,000 (or $.06 per share basic and diluted) for the quarter ended September 30, 1999, and $945,000 (or $.12 per share basic and diluted) for the nine months ended September 30, 1999.

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

         A new software system which is Year 2000 compliant was installed at the Corporate Headquarters and its Advanced Ceramic Operations located in Costa Mesa, California in 1996. The Company expects to complete the conversion of its internal accounting system at its Kentucky and Georgia divisions to such upgraded software in 1999. The costs associated with these conversions are approximately $150,000. As of June 30, 1999, the conversion plan was complete at the Kentucky location. The conversion plan at the Georgia location is estimated to be complete by December 1, 1999. The Company is taking steps to ensure that all of its customers, suppliers, associates and affiliates will be in compliance with the Year 2000 issue. This process includes a questionnaire confirming the status of compliance with the Year 2000 criteria set forth by the Company. The criteria that the Company will use to determine compliance with the Year 2000 is the accurate processing of date/time information from, into, and between the 20th and 21st centuries, and the years 1999 and 2000, including leap year calculations that will affect the processing of information, scheduling, manufacturing, and the quality of all products. Also, the Company's contingency plan to minimize the risks associated with non Year 2000 readiness is to be manually prepared to complete transactions that may not be Year 2000 compliant.

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

         In November, 1997 the Company entered into a revolving credit agreement with Comerica Bank. The credit facility amount remains at $4,000,000 as of quarter ended September 30, 1999 and no collateral is required of the Company. As of September 30, 1999 there had been no borrowing under this credit facility. Under a separate credit facility with Comerica Bank, the Company entered into a $500,000 capital equipment loan agreement during the third quarter of 1999. The term of the loan is for 60 months with no prepayment penalty.

         Management believes that its current cash and cash equivalents on hand, as well as cash generated from operations and the ability to borrow under the existing credit facilities, will be sufficient to finance anticipated capital and operating requirements for at least the next 12 months.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------

         SEC Regulation S-K, Rule 3-05 requires expanded disclosure related to market risk. The Company does have assets in cash and cash equivalents, and changes in interest rates would affect earnings on these assets. As of September 30, 1999, the Company had $1.5 million in a money market account based upon U.S. Treasury Bonds. The interest on this amount has earned 5.40% APR for the quarter and nine months ended September 30, 1999, and this interest has been recorded in the Company's financial statements as part of other income in the amount of $24,000 for the quarter and $81,000 for the nine months ended September 30, 1999. If the interest rate were to decrease by 10% to 4.86% APR, the effect on other income and cash flow would result in decreases of approximately $2,000 for the quarter and $3,000 for the nine month period.


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

CERADYNE, INC.

By:      /s/ Howard F. George
         --------------------
         Howard F. George
         Vice President
         Chief Financial Officer
         (Principal Financial and Accounting Officer)



Dated:    November 12, 1999