Form 10-K405
period 1999-12-31
CERADYNE INC
filed 2000-03-30
CIK 18937

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ending December 31, 1999

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( X )

The aggregate market value (based on the closing price at which stock was sold) of the voting shares held by non-affiliates of the registrant as of March 3, 2000 was $49,902,624.

As of March 3, 2000, the number of shares of the registrant's Common Stock outstanding was 8,099,048.

DOCUMENTS INCORPORATED BY REFERENCE:  None

                                 PART I

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results may differ materially from the results projected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in "Item 1 - Business," including the section therein entitled "Risk Factors," and in "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

The Company continues to derive a substantial portion of its revenues from its traditional products, such as lightweight ceramic armor for military helicopters and microwave tube products. However, newer products developed or being developed by the Company for defense, industrial and consumer applications have represented a growing share of its business. Examples of these newer products include (i) large corrosion resistant ceramic components sold to semiconductor equipment manufacturers; (ii) lightweight ceramic armor vests for military personnel; (iii) a modified translucent ceramic orthodontic bracket, which is sold to Unitek Corporation, a subsidiary of 3M, under an exclusive marketing agreement and marketed by Unitek under its brand name "Clarity", (iv) wear resistant components for industrial machinery, such as paper making equipment, made from the Company's Ceralloy(R) 147 silicon nitride advanced technical ceramic; (v) missile nose cones or radomes for the defense industry, (vi) advanced technical ceramic components used on diesel engines, and (vii) lightweight ceramic applique armor for ground combat vehicles.

The Company has a strategic relationship with the Ford Motor Company, pursuant to which Ford acquired a 14.9% equity interest in the Company, and transferred ceramic-related technology to the Company with a long-term objective of developing ceramic components for automobile engines. The Company's efforts in automotive applications are still in an early stage. However, in 1999 the Company obtained orders for and commenced shipments of "cam rollers" for a major diesel manufacturer.

Industry Background

Developments in industrial processing, military systems, microwave electronics, consumer electronics, automotive and diesel engine products, and orthodontics have generated a demand for high performance materials with certain properties not readily available in metals or plastics. In certain high performance applications, this demand has been met by products made of advanced technical ceramics.

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

In addition to the Company's strategy to leverage its existing technologies, the Company expects much of its future growth to come from products which are currently in early production or still in development. There can be no assurance, however, that products still under development will be successfully completed, or that any of these newer products, including those already in production, will achieve wide market acceptance. See "Rick Factors". The following table illustrates these newer and planned products and the markets for which they are intended.

------------------------------------------------------------------------------------------------------------------------------------
       MARKET OPPORTUNITY                        TECHNICAL DEMANDS OF MARKET                   CERADYNE'S STRATEGIC RESPONSE
------------------------------------------------------------------------------------------------------------------------------------
                                                         INDUSTRIAL
------------------------------------------------------------------------------------------------------------------------------------
Corrosion resistant non-oxide ceramics       The industry has historically used           Ceradyne has created a business unit
for use as semiconductor equipment           silicon metal, quartz, and aluminum          called "Semiconductor Equipment
chamber components that handle wafers.       oxide ceramics to fabricate chamber          Components" and has begun supplying high
                                             components. Next generation equipment        density and high purity nitride and
                                             may have operating conditions that may       carbide ceramics to several equipment
                                             deteriorate currently used materials in      suppliers. The R & D group is attempting
                                             some sections.                               to develop compositions tailored to each
                                                                                          equipment manufacturer's environment.

Wear resistant components required on       Failure of industrial equipment is often      Ceralloy(R) 147 Sintered Reaction Bonded
the rubbing or cutting surfaces of          caused by premature wearing out of            Silicon Nitride (SRBSN) industrial wear
industrial machinery, such as in paper      surfaces due to abrasive action.              parts and cutting tool inserts are
making equipment, centrifuges, and          Examples include paper making where the       designed to replace hard metal or even
cutting tool inserts.                       pulp slurry runs at 5000 feet per             oxide ceramic wear surfaces, resulting
                                            minute, or in metal cutting where as          in great productivity, quality and
                                            much as .125 inch depth of cut are            longer "uptime".
                                            removed in a single pass.
------------------------------------------------------------------------------------------------------------------------------------

                                                              DEFENSE
------------------------------------------------------------------------------------------------------------------------------------
Lightweight armor for military and law      As tactical conflicts as well as              Ceralloy 546(R) (boron carbide) or
enforcement personnel.                      terrorist and other activities result in      Ceralloy(R) 146 (silicon carbide) backed
                                            the increased use of automatic weapons,       with Kevlar(TM), Spectra(TM) or other
                                            it has become necessary to stop bullets       laminates are designed to provide
                                            as great as a .50 caliber machine gun         lightweight ballistic protection greater
                                            round. However, vests or other armor must     than Kevlar alone at an acceptable
                                            be light enough in weight to allow            weight.
                                            freedom of movement without undue
                                            fatigue.

Missile nose cones (radomes).               Next generation defensive missiles            The Company's advanced technical ceramic
                                            (Standard Missile Block IV and Block IVA      radomes are designed to address demanding
                                            and Patriot PAC-3) will be required to        specifications of next generation missile
                                            fly at extremely high velocities, tight       nose cones.
                                            turning radii, and severe weather
                                            conditions. These operating conditions
                                            may preclude the use of conventional
                                            polymer materials.

Lightweight applique armor for              The increased necessity for worldwide         New armor development initiatives at
ground combat vehicles.                     military police actions and rapid             Ceradyne are focused on low cost, durable
                                            response peacekeeping missions is             modular armor kit technologies that can
                                            driving the military vehicle force to         be added to many different vehicles.
                                            lightweight systems that are air              Multi-hit protection is provided against
                                            transportable. These vehicles must            7.62mm, 12.7mm and 14.5mm armor piercing
                                            provide armor protection beyond their         ammunition.
                                            original design specification, which can
                                            only be met through the addition of
                                            lightweight modular armor applique.
------------------------------------------------------------------------------------------------------------------------------------

                                                             CONSUMER
------------------------------------------------------------------------------------------------------------------------------------
Orthodontic brackets                        Traditional stainless steel orthodontic       Ceradyne's Transtar translucent
                                            ceramic brackets are often considered         orthodontic brackets are inert, pick up
                                            unsightly. Substitute clear plastic           the color of the patient's teeth and
                                            materials can be weak and may stain.          allow the orthodontist to correct the
                                            Some orthodontic patients prefer              patient's bite. The Company and its
                                            aesthetically pleasing brackets which         marketing partner, 3M/Unitek, introduced
                                            can be affixed to each tooth to support       an enhanced version of this ceramic
                                            the archwire.                                 bracket in 1996, which is marketed by
                                                                                          Unitek under the brand name "Clarity".
                                                                                          Shipments of orthodontic brackets
                                                                                          increased by over 30% in 1999.
------------------------------------------------------------------------------------------------------------------------------------

                                                            AUTOMOTIVE
------------------------------------------------------------------------------------------------------------------------------------
Automobile internal combustion              In order to achieve diesel engine life        Ceradyne's Ceralloy(R) 146 SRBSN is a
engine and diesel engine valve              of one million miles and automobile           candidate for a variety of engine
train and other engine components.          engine life of over 125,000 miles             components including cam rollers, bucket
                                            without major maintenance, it may be          tappet inserts, engine valves, clevis
                                            necessary to replace metal engine             pins and fuel pump parts. The Company is
                                            components with longer lasting, lighter       in production of parts for Detroit
                                            weight, higher temperature resistant          Diesel Corp., and prototype development
                                            ceramic parts at acceptable unit costs.       with other heavy duty diesel engine
                                                                                          manufacturers and Ford Motor Company.
                                                                                          Volume production orders have occurred
                                                                                          in 1999, and the Company seeks to
                                                                                          increase this product line in the
                                                                                          future.
------------------------------------------------------------------------------------------------------------------------------------

As part of the Company's strategy, management intends to establish additional sales representative and distributor relationships, particularly in international markets. The Company will also seek to develop strategic product development or marketing relationships with other manufacturing companies or key customers whose expertise, marketing or financial resources will assist the Company in accomplishing these objectives. See "Risk Factors".

Strategic Relationships

The Company has established two strategic relationships which have been, and the Company expects will continue to be, important factors in the Company's efforts to develop and expand its advanced technical ceramic technology into new products and markets. These relationships are described below.

Ford Motor Company Joint Product Development Program. Ceradyne completed a series of transactions with the Ford Motor Company ("Ford") in March 1986 with a long-term objective of developing ceramic components for automobiles. Key to this venture was the transfer of technology developed by Ford relating to technical ceramics, including a portfolio of United States and corresponding foreign patents and patent applications, and the investment of $10 million in the Company in exchange for Common Stock which eventually resulted in an ownership interest in Ceradyne of approximately 14.9%. Ford and the Company also entered into a joint development program pursuant to which Ceradyne has been applying its experience and expertise in technical ceramics to develop this technology into commercial products with a view to eventually develop components for automobile engines. Through fiscal 1999, Ford has contributed to the Company, on a cost sharing basis, a total of $4.8 million in cash and equipment under this joint development program. The technology acquired from Ford and the efforts of this joint development program have led to the development of Ceradyne's Ceralloy(R) 147 sintered reaction bonded silicon nitride (SRBSN) advanced technical ceramic, from which the Company now produces a line of industrial wear components and has made prototype parts for evaluation and testing in internal combustion and diesel engines.

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

Market Applications

The Company's products can be categorized by the principal market applications they address: (i) industrial, (ii) defense, (iii) consumer, (iv) microwave tube products and (v) automotive. These markets accounted for approximately 43.6%, 13.8%, 17.1%, 21.4%, and 4.1%, respectively, of net sales for the year ended December 31, 1997, 46.2%, 14.0%, 16.0%, 22.8%, and 1.0%, respectively, of net sales for the year ended December 31, 1998, and 37.7%, 20.7%, 18.6%, 21.0%, and 2.0%, respectively, of net sales for the year ended December 31, 1999.

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

Semiconductor Equipment Components. This is a market that may offer Ceradyne growth opportunities. The equipment used to make semiconductor devices (wafers) is extremely advanced and the newest generation has operating environments that are harsh enough to severely limit the life of the traditional ceramic and metal components. Ceradyne is positioned to offer a new generation of non oxide ceramics which have exceptional corrosion resistance.

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

  Defense

Lightweight Ceramic Armor. Although armor has progressed through the centuries from animal skin shields to metal armored suits, to Kevlar(TM) vests (for light armor), to heavy steel plates, the requirements for light weight and maximum projectile stopping capability vary little. Ceradyne has developed and currently produces lightweight ceramic armor capable of protecting against threats as great as .50 caliber armor piercing machine gun bullets. Compared to traditional steel armor plates, Ceradyne's ceramic armor systems offer weight savings as great as 50% for .50 caliber and 75% for 7.62mm armor piercing projectiles. Utilizing hot pressed Ceralloy(R) ceramic, the Company's armor plates are laminated with either Kevlar(TM), Spectra(TM) or fiberglass and formed into a wide variety of shapes, structures and components. Historically, ceramic armor manufactured by the Company has been used principally for military helicopter crew seats and airframe panels. The Company currently supplies ceramic armor systems for the following helicopter programs: the Blackhawk helicopter manufactured by Sikorsky Aircraft, the Apache helicopter manufactured by Boeing, Inc., the Cobra helicopter manufactured by the Bell Helicopter division of Textron Inc., and the Sea King helicopter manufactured by Westland Helicopters. The Company believes it is a leader in producing lightweight ceramic armor for military helicopters. See "Risk Factors".

The Company received its first production contract for ceramic armor vests for military personnel in January 1995. This order, from the Defense Logistics Agency of the United States Government, was for $3.5 million in vests which the Company shipped during 1996.

On March 2, 1998, a U.S. government agency selected Ceradyne to provide certain ceramic armor products over a multi-year period. Ceradyne received its first production order under this program in October 1998 in the amount of $2.4 million, and the second order was in June, 1999 for $4.2 million. Shipments of these orders began in the fourth quarter of 1999. The government has indicated that total orders over the 5-year life of this program could exceed $100 million. However, there can be no assurances as to the exact quantities or deliveries under this program because the government is not required to purchase any minimum amount and all orders are at the full discretion of the government.

Missile Nose Cones (Radomes). The Company produces conical shaped, precision machined ceramic components which are designed to be mounted by its customers on the front end of defensive missiles. These nose cones, or radomes, are designed for applications where the velocities and operating environments are severe enough that the thermal shock and erosion resistance, high strength and microwave transparency properties of advanced technical ceramics are required. Radomes manufactured by the Company have been qualified for the Standard Missile Block IV and Block IVA missile program and for the Patriot PAC-3 missile program.

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

Ceradyne has provided a number of prototype parts made of Ceralloy(R) 147 SRBSN materials for evaluation and testing in internal combustion and diesel engines. In the fourth quarter of 1998, the Company received a letter of intent for the production of diesel engine components made from Ceradyne's Ceralloy(R) 147-31N sintered reaction bonded silicon nitride (SRBSN). Production began in the third quarter 1999 and shipments are expected to be $1 million during the first 12 months after shipments commence. Contingent upon Ceradyne's performance, including meeting certain customer quality and delivery milestones, the Company expects to receive orders for significantly higher volumes in the future. Ceradyne, in the fourth quarter of 1999, began preproduction qualification of a component for a high pressure fuel pump which is used in light duty diesel engines. The Company expects production to begin in mid-2000. Also, Ceradyne is engaged in a joint development program with Ford to develop ceramic components for automobile engines. Ford is not obligated to purchase any minimum quantities of components developed under this program, and Ceradyne's efforts in this area are still in the experimental stage with future success greatly dependent on achieving cost reductions while maintaining high quality levels. See "Rick Factors".

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

Marketing and Customers

Each of Ceradyne's three manufacturing locations maintains an autonomous sales and marketing force promoting their individual products. The Company has more than 10 employees directly involved in marketing, including a Marketing Manager located in the United Kingdom who was hired in February, 2000, and has agreements with manufacturers' representatives in the United States and other countries who are compensated as a percent of sales in their territory. Ceradyne is focusing much of its marketing effort outside the United States through direct involvement of senior management personnel from the Company's U.S. facilities in concert with local manufacturing representatives. Revenues from export sales represented approximately 20% of total net sales in 1997, 16% in 1998 and 11% in 1999.

Generally, the Company sells components to contractors or original equipment manufacturers. To a lesser extent, Ceradyne sells its products directly to the end user. The Company sells its translucent ceramic orthodontic brackets only to 3M/Unitek pursuant to an exclusive marketing agreement with that customer. See "Risk Factors". For years ended December 31, 1997, 1998 and 1999, 3M/Unitek accounted for approximately 17%, 16%, and 18%, respectively, of net sales. One other customer, CPI, Inc., accounted for approximately 11% of net sales for year ended December 31, 1998.

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

Hot Pressing. The Company's hot pressing process is generally used to fabricate ceramic shapes for lightweight ceramic armor and semiconductor equipment components. Ceradyne has developed and constructed induction heated furnaces capable of operating at temperatures exceeding 4000 (degrees) Fahrenheit in inert atmospheres at pressures up to 5000 lbs. per square inch. This equipment enables Ceradyne to fabricate parts more than 26 inches in diameter, which is considered large for advanced technical ceramics. Through the use of multiple cavity dies and special tooling, the Company can produce a number of parts in one furnace during a single heating and pressing cycle.

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

Sintering of Fused Silica Ceramics. Sintering of fused silica ceramics is the process Ceradyne uses to fabricate fused silica ceramic shapes for applications in glass tempering furnaces, metallurgical tooling and other industrial uses. To fabricate fused silica ceramic shapes, fused silica powders are made into unfired shapes through slip casting or other ceramic compaction processes. These unfired "green" shapes are fired as they move through a continuously operated 150 foot long tunnel kiln at temperatures up to 2500 (degrees) Fahrenheit. The final shapes are often marketed in the "as fired" condition or, in some cases, precision diamond ground to achieve specific dimensional tolerances or surface finishes required by certain customers. See "Business, Manufacturing Processes-Diamond Grinding".

Ceramic-Impregnated Dispenser Cathode Fabrication. Ceramic-impregnated dispenser cathode fabrication is used to produce cathodes for microwave power tube applications. To produce ceramic-impregnated dispenser cathodes, both tungsten metal powders and ceramic powders are used. The tungsten metal powders are isostatically pressed in polymer tooling, removed and fired in special atmospheres at temperatures in excess of 400 (degrees) Fahrenheit. The tungsten billets are machined into precision shapes with exacting tolerances. The tungsten machined shapes are impregnated with a ceramic composite and fired at high temperatures in special atmospheres. The ceramic impregnated components are assembled and furnace brazed.

Final processing includes the insertion of a metal heating element within a ceramic insulating compound and the addition of an extremely thin layer of precious metals to the surface. The Company's final quality inspection often includes a test of the cathode's electron emitting capabilities at normal operating temperatures.

Sintering and Reaction Bonding of Silicon Nitride. The sintering of reaction bonding silicon nitride results in the Company's Ceralloy(R) 147 SRBSN, which is used in industrial and automotive applications. Ceradyne's SRBSN is based on technology acquired from Ford. See "Strategic Relationships". This SRBSN process begins with relatively inexpensive high purity elemental silicon (Si) powders, which contrasts sharply with most other competitors' manufacturing techniques which start with relatively more expensive silicon nitride (Si3N4) powders.

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

Fabrication of Translucent Ceramics (Transtar(R)). Ceradyne produces translucent aluminum oxide (Transtar(R)) components primarily for use as orthodontic ceramic brackets. The high purity powders are purchased from outside vendors and processed by dedicated conventional ceramic mechanical dry presses. The formed blanks are then fired in a segregated furnace in a hydrogen atmosphere at 1800 (degrees) Celsius until the ceramics enter into a strong translucent condition. These fired aesthetic appearing brackets then have certain critical features diamond ground into them. The final step is a proprietary treatment of the bonding side in order to permit a sound mechanical seal when bound to the patient's teeth.

Diamond Grinding. Many of Ceradyne's advanced technical ceramic products must be finished by diamond grinding because of their extreme hardness. The Company's finished components typically are machined to tolerances of (plus or minus) .001 inch and occasionally are machined to tolerances up to (plus or minus) .0001 inch. To a limited extent, the Company also performs diamond grinding services for customers independently of its other manufacturing processes to specifications provided by the customer. The Company's diamond grinding department can perform surface grinding, diameter grinding, ultrasonic diamond grinding, diamond lapping, diamond slicing and honing. The equipment includes manual, automatic and computer numerically controlled (CNC) grinders. The CNC grinders have been specially adapted by the Company for precision grinding of ceramic contours to exacting tolerances.

Fabrication of Samarium Cobalt Permanent Magnets. The fabrication of samarium cobalt permanent magnets results in various magnet shapes which are primarily used in microwave tube applications. The Company procures premixed samarium cobalt powder either as SmCo5 or Sm2Co17 compositions. The powders are then milled and formed into the final configuration by pressing in a magnetic field using a specially designed magnet press. These "pre-fire" or "green" magnets are then sintered at 2000 (degrees) Fahrenheit in helium or vacuum. The magnets may then be subsequently diamond ground and characterized as to each individual magnet's strength.

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

Engineering and Research

Ceradyne's engineering and research efforts consist primarily of application engineering in response to customer requirements and to a Research and Development Department to focus on new materials technology. These efforts are directed toward the creation of new products, the modification of existing products to fit specific customer needs, or the development of enhanced ceramic process technology. The Company is also engaged in internally-funded research to improve and reduce the cost of production and to develop new products. Costs associated with application engineering and internally-funded research are generally expensed as incurred and are included in cost of product sales, or in Research and Development expense. Costs associated with Company-funded research were approximately $380,000 in 1997, $728,000 in 1998 and $878,000 in 1999. The
totals consist of $344,000 and $597,000 from the Research and Development Department, and $384,000 and $281,000 from the Application Engineering Department for the years ended December 31, 1998 and 1999, respectively.

Competition

Ceradyne competes on the basis of product performance, material specifications, application engineering capabilities, customer support, reputation and price. Competitive pressures vary in each specific product market, depending on the product and program. In many instances, the competitors are well-known companies with greater financial, marketing and technical resources than Ceradyne. Ceradyne intends to continue to focus on selected business areas in which it can exploit its technological, manufacturing and marketing strengths. Some of Ceradyne's competitors are divisions of larger companies, with each of Ceradyne's product lines subject to completely different competitors. Some of the competitors of the Company include Kyocera Corporation's Industrial Ceramics Group, Vesuvius, McDanel Refractories, Cercom, Coors Ceramics Company, Spectra-Mat, and others. In many applications, the Company also competes with manufacturers of non-ceramic materials. For future automotive applications, there is a wide range of both current and potential domestic and international competitors. See "Risk Factors".

Backlog

Ceradyne records an item as backlog when it receives a contract or purchase order indicating the number of units to be purchased, the purchase price, specifications and other customary terms and conditions. Ceradyne customarily includes unexercised options as a separate item in its backlog because the purchase orders are given on the basis of the total order, including options. Total backlog as of December 31, 1999 was approximately $23.7 million, consisting of $21.1 million of firm scheduled orders and $2.6 million of unexercised options. As of December 31, 1998 total backlog approximated $17.0 million consisting of $13.9 million of firm scheduled orders and $3.1 million of unexercised options. Typically, firm orders are scheduled to be shipped within 12 to 18 months from receipt of order.

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

Two U.S. patents have been issued to the Company relating to translucent ceramics for orthodontic brackets. The earliest of these patents expires in 2007. These patents are co-invented and co-owned by Ceradyne and 3M/Unitek. Ceradyne and 3M/Unitek have granted licenses to eight companies whose ceramic orthodontic brackets infringe the Ceradyne-3M/Unitek patents, wherein those companies pay royalties to Ceradyne and 3M/Unitek based on sales of their orthodontic ceramic brackets for the remaining life of the patents. See "Risk Factors".

Through its association with Ford, Ceradyne acquired in excess of 80 U.S. patents, of which 13 are still active, and corresponding foreign patents and applications relating to technical ceramics for automotive technology. The last of these patents will expire in August 2007. See "Strategic Relationships".

In addition to the above, Ceradyne has been issued 17 U.S. patents and has 4 patents pending, and has applied for corresponding foreign patents in various foreign countries. The earliest of these patents expires in 2002.


"Ceralloy(R)", the name of Ceradyne's technical ceramics, "Ceradyne(R)" and the Ceradyne logo, comprising the stylized letters "CD(R)", are major trademarks of the Company which have been registered in the United States and various foreign countries. The Company also has other trademarks, including "Transtar(R)", "Semicon(R)", "Thermo(R)", "Isomolded(R)", and "NeedleLok(TM) ".

Employees

At December 31, 1999, Ceradyne employed approximately 350 persons, including 14 employees with undergraduate or graduate degrees in ceramic engineering or material sciences. Management considers its employee relations to be excellent. The Company has not experienced difficulty in attracting personnel. None of the Company's employees are represented by a labor union.

Risk Factors

This annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Our actual results may differ materially from the results projected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, the following:

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

Even if a market emerges, our efforts to produce ceramic components for automobile and diesel engines remain in an early stage. To successfully produce these components, we must significantly lower manufacturing costs and develop high volume manufacturing capabilities while maintaining component quality. If we meet our production goals, it typically takes several years to introduce new materials and components into production automobiles. Thus, demand for these products and our ability to service such demand are subject to a high degree of uncertainty.

Nevertheless, we believe that such a market will emerge eventually and that we will be well-positioned to capitalize on it. We have received a Purchase Order for the production of diesel engine components made from Ceradyne's Ceralloy(R) 147-31N sintered reaction bonded silicon nitride (SRBSN). Production began late in the third quarter of 1999. Ceradyne expects to ship approximately $1 million annually starting in the third quarter of 1999. Ceradyne also received Purchase Orders for preproduction qualification of a component for a high pressure fuel pump. Production is expected to begin by mid-2000.

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

To effectively manage growth, we must:

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

Competition for skilled employees is intense and there can be no assurance that we will be able to recruit and retain such personnel. In addition, although Mr. Moskowitz has an employment agreement with the Company that expires in July 2001, no other employee has an agreement for a specified term of employment with Ceradyne. If we are unable to retain our existing managers and employees or hire and integrate new employees, it could have material adverse effects on our business, operating results and financial condition.

  The Advanced Technical Ceramics Markets Are Highly Competitive

The markets for applications of advanced technical ceramics are competitive. We believe the principle competitive factors in these matters are:

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

Our competitors include divisions of larger companies and manufacturers of non-ceramic materials. Many of these competitors, both domestic and international, have greater financial, marketing and technical resources than we do. Our primary competitors include Kyocera Corporation's Industrial Ceramics Group, Vesuvius, McDanel Refractories, Cercom, Coors Ceramics Company, Spectra-Mat, and others. Not only do we compete with many large companies, but each of our product lines competes with completely different companies.

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

Fines and other punishments imposed in connection with environmental violations and expenses related to remediation or compliance with environmental regulations and future liability for incidences of chronic beryllium disease contracted by employees or employees of customers could have material adverse effects on our business, operating results and financial condition.

  We Depend Upon Sales to Agencies of the United States Government; We Face the Risk That a Key Government Contract May be Terminated

We have a $23.7 million backlog of orders as of December 31, 1999. Of this amount, approximately $9.8 million, or 41%, represents orders for defense applications. These orders are closely tied to the level of U.S. defense spending. Certain contracts for armor or radomes are directly or indirectly with agencies of the United States government. Moreover, we anticipate that a significant percentage of our revenues for the foreseeable future will derive from direct or indirect sales to government agencies.

In recent years, the budgets of many government agencies have been reduced, causing some of our customers and potential customers to re-evaluate their needs. However, this trend was partially arrested in the first quarter of 1998. A U.S. government agency selected Ceradyne to provide certain ceramic armor products over a 5-year period. We received our first production order under this program in October 1998 in the amount of $2.4 million, and the second order was in June, 1999 for $4.2 million. The government has indicated that it may order as much as $100 million or more in products from us over the 5-year life of this program, but there is no minimum amount that the government is required to purchase and all orders are at the full discretion of the government.

Under U.S. law, defense-related contracts may be canceled by the government for convenience at any time and without cause. If that happens, we receive reimbursement only for the expenses we actually incurred. Any such cancellations could have material adverse effects on our business, operating results and financial condition.

  Sales of our Ceramic Orthodontic Brackets Depend on Our Exclusive Marketing and Sales Relationship with Unitek, a Division of 3M Corporation

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

We also depend on customer and technical feedback from Unitek for the design of improvements to the bracket. Some orthodontists were reluctant to use early versions of this product. They preferred using traditional stainless steel brackets and were wary of certain technical problems associated with earlier versions of our ceramic bracket. These problems included:

        .  difficulty in removing, or debonding, the bracket from the tooth;
        . breakage of brackets during the treatment process more often than experience with stainless steel brackets; and
        . slower movement of the metal archwire through the ceramic brackets, resulting in longer treatment times than with stainless steel brackets.

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

  We Depend on Our International Sales; We are Subject to Risks Associated with Operating in International Markets

Shipments to customers outside of the United States accounted for approximately 20% of our sales in 1997, 16% in 1998, and 11% in 1999. We anticipate that international shipments will account for a significant portion of our sales for the foreseeable future. Therefore, the following risks associated with international business activities could have material adverse effects on our performance:

        . burdens to comply with multiple and potentially conflicting foreign laws and regulations, including export requirements, tariffs and other barriers, health and safety requirements, and unexpected changes in any of the foregoing.
        .  difficulty in obtaining export licenses from the U.S. government;
        .  differences in intellectual property protections;
        .  longer accounts receivable payment cycles;
        . potentially adverse tax consequences due to overlapping or differing tax structures;
        . fluctuations in currency exchange rates; and . risks associated with sales to foreign government agencies similar to the risks associated with dealing with U.S. government agencies.

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

Furthermore, there can be no assurance that our products or processes are not in violation of the patent rights of third parties, or that any of our patents will not be challenged, invalidated or circumvented. Although there are no pending or threatened intellectual property lawsuits against us, we may face litigation or infringement claims in the future. Infringement claims could result in substantial costs and diversion of our resources even if we ultimately prevail. A third party claiming infringement may also obtain an injunction or other equitable relief, which could effectively block the distribution or sale of allegedly infringing products. Although we may seek licenses from third parties covering intellectual property that we are allegedly infringing, we cannot guarantee that any such licenses could be obtained on acceptable terms, if at all.

If we fail to adequately protect our intellectual property, or if we face claims for infringement on the intellectual property of third parties, there may be material adverse effects on our business, operating results, and financial condition.

Item 2.  Properties
         ----------

The Company serves its markets from three manufacturing facilities across the United States. The Company's Advanced Ceramic Operations, located in Costa Mesa, California, primarily produces armor and orthodontic products, components for semiconductor equipment, and houses the Company's SRBSN research and development activities. The Company's cathode development and production are handled through its Semicon Associates division located in Lexington, Kentucky. Fused silica products, including missile radomes, are produced at the Company's Thermo Materials division located in Scottdale, Georgia. These three facilities comprise approximately 74,000, 35,000 and 85,000 square feet, respectively. The Company's Costa Mesa and Scottdale facilities are held under long-term leases which expire in October 2000, with a 5 year renewal option to October 2005, and December 2005, respectively. The Company owns its Lexington, Kentucky facilities.

Ceradyne's manufacturing structure is summarized in the following table:

===================================================================================================================================

          FACILITY LOCATION                                                 PRODUCTS
-----------------------------------------------------------------------------------------------------------------------------------
Advanced Ceramic Operations                                 . Semiconductor Equipment Components
Costa Mesa, California                                      . Lightweight ceramic armor
Approximately 74,000 square feet                            . Orthodontic ceramic brackets
                                                            . Ceralloy(R) 147 SRBSN wear parts
                                                            . Precision ceramics
                                                            . Ceralloy(R) 147 SRBSN diesel/automotive engine parts (R&D)
-----------------------------------------------------------------------------------------------------------------------------------
Semicon Associates                                          . Microwave ceramic-impregnated dispenser cathodes
Lexington, Kentucky                                         . Ion laser ceramic-impregnated dispenser cathodes
Approximately 35,000 square feet                            . Samarium cobalt magnets
-----------------------------------------------------------------------------------------------------------------------------------
Thermo Materials                                            . Glass tempering rolls (fused silica ceramics)
Scottdale, Georgia                                          . Metallurgical tooling (fused silica ceramics)
Approximately 85,000 square feet                            . Missile radomes (fused silica ceramics)
                                                            . Castable and other fused silica product
====================================================================================================================================


Item 3. Legal Proceedings
        -----------------

The Company is, from time to time, involved in various legal and other proceedings that relate to the ordinary course of operating its business, including, but not limited to, employment-related actions and workers' compensation claims.

In October 1995, February 1997, August 1997, February 1999, and December 1999, the Company, along with others, was served with six different complaints that were filed by nine former employees of one of the Company's customers, and eight spouses. The complaints, filed in the United States District Court, Eastern District of Tennessee, allege that the customers' employees contracted chronic beryllium disease as a result of their exposure to beryllium-containing products sold by Ceradyne and others. One complaint seeks compensatory damages in the amount of $3.0 million for the four husbands, $1.0 million for the four spouses, and punitive damages in the amount of $5.0 million. Four other complaints each seek compensatory damages in the amount of $5.0 million for four husbands, $1.0 million for the spouses, and punitive damages in the amount of $10.0 million. The final complaint seeks compensatory damages in the amount of $5.0 million for an individual and punitive damages in the amount of $10.0 million. The Company believes that the plaintiffs' claims are without merit and that the resolution of these matters will not have a material adverse effect on the financial condition or operations of the Company. Defense of these cases has been tendered to the Company's insurance carriers, some of which are providing a defense subject to a reservation of rights. There can be no assurances, however, that these claims will be covered by insurance, or that, if covered, the amount of insurance will be sufficient to cover any potential judgments.

We were notified by the United States Environmental Protection Agency in December, 1998 that Ceradyne is a responsible party in the federal Superfund cleanup of the Casmalia Disposal Site located in Santa Barbara County, California. The notification states that Ceradyne, along with approximately 10,000 other companies, has been designated as a de minimus waste generator due to the relatively small quantity of the waste disposed at the Casmalia Disposal Site. We properly disposed of this waste material in the 1970s and 1980s. However, waste materials disposed at the Casmalia Disposal Site have leaked into the water table. Under federal law, all parties who have disposed of waste materials at the Casmalia Site must pay their proportional share of the cost of the cleanup effort. In the fourth quarter of 1998, we recorded an expense in the amount of $0.2 million as the estimated amount of our share of the cleanup costs. After negotiations with the EPA, the final settlement was $0.1 million and was paid in December, 1999.

Item 4.   Submission of matters to a vote of security holders
          ---------------------------------------------------

  Not applicable

                                   MANAGEMENT

Executive Officers of the Registrant.

  The executive officers of the Company as of March l, 2000 are as follows:

         Name        Age                     Position
------------------- -----  ---------------------------------------------
Joel P. Moskowitz..  60    Chairman of the Board, President and Chief
                           Executive Officer

Earl E. Conabee....  62    Vice President, and Director of Marketing at
                           Thermo Materials

Garry DeBoer.......  63    Vice President, and Consultant of Semicon
                           Associates

Howard F. George...  55    Vice President Finance, Chief Financial
                           Officer and Secretary

Donald A. Kenagy...  58    Vice President, and President of Thermo
                           Materials

David P. Reed......  45    Vice President, and General Manager of
                           Advanced Ceramic Operations

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

  Garry DeBoer joined the Company as President of its Semicon Associates Division in September 1997, and has served as Vice President of the Company since February 1999. Since September 1999, Mr. DeBoer is serving Semicon Associates as a Marketing Consultant. Mr. DeBoer attended Newark College of Engineering, majoring in Metallurgy. He has spent most of his career in the field of microwave electronics, used primarily in military defense systems and commercial satellite communications. For the past twenty-five years prior to joining the Company, Mr. DeBoer was employed by Varian Associates and Communications and Power Industries in various Senior Technical and Management positions, and also served as Manager of Commercial Products for CPI's Traveling Wave Tube Product Division.

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

Officers serve at the discretion of the Board of Directors except for Mr. Moskowitz, who serves pursuant to a two year employment agreement which expires in July 2001.

                                     PART II

Item 5.   Market for the Registrant's Common Equity and Related
          -----------------------------------------------------
          Stockholder Matters
          -------------------

The Company's Common Stock is traded on the Nasdaq National Market under the symbol CRDN. The following table sets forth for the calendar quarters indicated the high and low closing sale prices per share on the National Market as reported by Nasdaq. As of December 31, 1999, the Company had approximately 487 record holders of its Common Stock.

                                   High      Low
                                  ------   -------
Year ended December 31, 1998
     First Quarter.............    8 1/8     3 5/8
     Second Quarter............    7 1/2     4 1/2
     Third Quarter.............    5 9/16    3
     Fourth Quarter............    5 1/8     3 1/8

Year ended December 31, 1999
     First Quarter.............    4         3 1/8
     Second Quarter............    4 3/4     3
     Third Quarter.............    5         3 17/32
     Fourth Quarter............    5 1/2     3 1/2

The present policy of Ceradyne is to retain earnings for the operation and expansion of its business. Ceradyne has never paid cash dividends, and management does not anticipate that it will do so in the foreseeable future.

The Company did not sell any equity securities during the year ended December 31, 1999 that were not registered under the Securities Act of 1933.

Item 6.   Selected Financial Data
          -----------------------

Statements of Operations Data: (Amounts in thousands, except per share data)
-----------------------------

                                         Year Ended December 31,
                                         -----------------------

                                           1999           1998           1997           1996           1995
                                       ------------   ------------   ------------   ------------   ------------

Net sales                                  $30,382        $26,279        $28,693        $28,212        $23,404
Cost of product sales                       23,674         21,292         23,274         21,065         16,948
                                           -------        -------        -------        -------        -------
Gross profit                                 6,708          4,987          5,419          7,147          6,456
                                           -------        -------        -------        -------        -------
Operating expenses:
Selling                                      1,480          1,494          1,515          1,571          1,492
General & administrative                     3,400          3,239          3,660          3,137          2,748
Research and development                       597            344            ---            ---            ---
                                           -------        -------        -------        -------        -------
                                             5,477          5,077          5,175          4,708          4,240
                                           -------        -------        -------        -------        -------
Income (loss) from operations                1,231           ( 90)           244          2,439          2,216
Other income (expense):
Other income                                   344            382            265          1,890            265
Interest expense                               (16)           ---           (134)          (162)          (342)
                                           -------        -------        -------        -------        -------
Income before provision (benefit)
 for income taxes                            1,559            292            375          4,167          2,139
Provision (benefit) for income taxes           (44)            10         (1,675)           127             50
                                           -------        -------        -------        -------        -------
      Net income                           $ 1,603        $   282        $ 2,050        $ 4,040        $ 2,089
                                           =======        =======        =======        =======        =======
Basic income per share                     $   .20        $   .04        $   .26        $   .52        $   .32
                                           =======        =======        =======        =======        =======
Diluted income per share                   $   .20        $   .04        $   .26        $   .51        $   .32
                                           =======        =======        =======        =======        =======
Weighted average shares
   outstanding                               8,189          8,068          8,035          7,985          6,607

Balance Sheet Data:                                            December 31,
-------------------                                            ------------
                                          1999          1998          1997          1996          1995
                                       -----------   -----------   -----------   -----------   -----------
Working capital                            $15,156       $15,051       $15,327       $15,892       $13,216
Total assets                                32,893        29,493        29,017        28,398        24,880
Long-term obligations                          358           ---           ---           ---           555
Stockholder's equity                       $29,137       $27,352       $26,760       $24,440       $19,852

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

Results of Operations

The percentage relationships to net sales of certain income and expense items for the three years ended December 31, 1999 are contained in the following table.

                                            Year Ended December 31,
                                          ---------------------------
                                           1999      1998      1997
                                          -------   -------   -------
Net sales                                 100.00%   100.00%   100.00%
Cost of product sales                      77.92     81.02     81.11
                                          ------    ------    ------
  Gross profit                             22.08     18.98     18.89
                                          ------    ------    ------
Operating expenses:
  Selling                                   4.87      5.69      5.28
  General & administration                 11.19     12.33     12.76
  R&D                                       1.97      1.30       ---
                                          ------    ------    ------
                                           18.03     19.32     18.04
                                          ------    ------    ------
Income (loss) from operations               4.05      (.34)      .85
Other income                                1.14      1.45       .93
Interest expense                            (.05)      ---      (.47)
                                          ------    ------    ------
Income before provision
   (benefit) for income taxes               5.14      1.11      1.31
Provision (benefit) for income taxes        (.14)      .04     (5.83)
                                          ------    ------    ------
Net income                                  5.28%     1.07%     7.14%
                                          ======    ======    ======

Years Ended December 31, 1999 and 1998

Net Sales. Net sales for the year ended December 31, 1999 were $30.4 million, an increase of $4.1 million, or 16% compared to the prior year.

The increase in sales was primarily attributable to the Company's Advanced Ceramic Operations in Costa Mesa, California. This increase was approximately $3.7 million over the prior year. Contributing to the increase was armor products due to increasing demand for protective armor vests and helicopter wing panels. Orthodontic brackets also contributed to the increase over the prior year due to the increased demand by orthodontists for the "Clarity" orthodontic brackets. The automotive product line had increased demand over the prior year due to a new order for advanced technical ceramic components by a major diesel engine manufacturer. Additionally, sales of structural ceramics for semiconductor equipment increased over the prior year period because of the continued improvement in the semiconductor industry. The Company has also engaged in new research contracts in 1999 for the development of new structural ceramic components with the U.S. Government. However, the above product line sales increases were slightly offset from the prior year due to reduced demand for wear resistant components used on capital equipment machinery and oil exploration ceramic components.

Additionally, the Company's Semicon Associates Division in Lexington, Kentucky, posted a sales increase of $.4 million as compared to the prior year period. The increase was mainly due to price increases and, to a lesser degree, the introduction of extended cathode assemblies.

The Company's Thermo Materials Division in Scottdale, Georgia posted a slight sales increase over the prior year.

International sales have and continue to be an important part of the Company's business, representing 11% of the Company's net sales for the period ended December 31, 1999. This compares to 16% of net sales in the comparable prior year period. The decrease was mainly attributable to domestic increases in the armor and orthodontic product lines.

Gross Profit. The Company's gross profit was $6.7 million, or 22% of net sales, for the year ended December 31, 1999, compared to $5.0 million, or 19% of net sales, for the comparable prior year. The increase in gross profit for the year ended December 31, 1999 as compared to the prior year was $1.7 million or 35%.

All of the major product lines at the Company's Advanced Ceramic Operations in Costa Mesa, California, except for wear resistant components, had an increase in gross profit as compared to the prior year period. This result was due to higher volume and higher capacity utilization resulting in favorable cost absorption. Hence, the favorable variance compared to the prior year period was $1.2 million.

Gross profit for Semicon Associates in Lexington, Kentucky, had a favorable variance over the comparable prior year period of $.4 million. The increase in the gross profit can be attributed to slightly higher production yields and price increases.

Gross profit for Thermo Materials in Scottdale, Georgia, posted a favorable variance of $.1 million compared to the prior year period.

Research and Development Expenses. Research and development expenses were approximately $.6 million for the year ended December 31, 1999 as compared to $.35 million for the prior year. The Company established a new research and development department in 1998 to focus on new materials technology. The expenses incurred related to salaries, travel, outside services, materials and small tools.

In addition, the Company historically has and continues to engage in application engineering and internally-funded research to improve and reduce the cost of production and to develop new products. The costs associated with application engineering and internally-funded research are generally expensed as incurred and are included in cost of product sales.

Selling Expenses. Selling expenses were $1.5 million for the years ended December 31, 1999 and 1998. Increases in salaries and travel expenses were offset by a reduction in commission expense for the current year over the prior comparable period.

General and Administrative Expenses. General and administrative expenses were $3.4 million for the year ended December 31, 1999, a $.2 million increase from the prior year. The key elements for the increase between the years was a favorable settlement with a customer in the prior year resulting in net proceeds of $.4 million. However, this was offset in the prior year by a non-recurring charge of $.2 million related to legal fees. For the current year, increases in salaries, consultant, and travel expenses were offset by a favorable settlement in the final payment for the superfund cleanup of the Casmalia Disposal Site in Santa Barbara County, California.

Other Income. Other income was approximately $.3 million for the year ended December 31, 1999 compared to $.4 million for the prior year. The significant difference for the decrease was the reduction of interest income due to lower cash balances in the current year.

Interest Expense. Interest expense was $16,000 for the year ended December 31, 1999 compared to none in the prior year. The increase was caused by entering into a capital equipment loan in 1999.

Income Taxes. The Company has recorded a $44,000 net benefit for income tax for the year ended December 31,1999. The net benefit is the result of a refund of Federal and State taxes from the prior year for $83,000. This was offset by a current year provision of $39,000. It is anticipated that the Company will utilize all of the Federal net operating loss carryforwards in the year 2001.

Net Income. Reflecting all of the matters discussed above, net income was $1,603,000 (or $.20 per share basic and diluted) for the year ended December 31, 1999 compared to a net income of $282,000 (or $.04 per share basic and diluted) for the prior year.

Years Ended December 31, 1998 and 1997.

Net Sales. Net sales for the year ended December 31, 1998 were $26.3 million, a decrease of $2.4 million, or 8.4%, compared to the prior year. The decrease in sales is primarily related to the Advanced Ceramic Operations in Costa Mesa, California. Lightweight armor sales decreased due to delays in new government production releases. Wear resistant component sales decreased because of the downturn in capital equipment shipments, and the low price of crude oil reduced the demand for exploration components. Orthodontic bracket sales decreased because the Company's customer increased its inventory levels in 1997 due to the introduction of the new "Clarity" orthodontic bracket, and reduced the level of inventory in 1998 because of "just in time" inventory practices. Structural ceramics for semiconductor equipment decreased from the comparable prior year net sales because of the world-wide downturn in the semiconductor industry.

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

The Company's Thermo Materials Division in Scottdale, Georgia posted an increase in net sales from the prior comparable period by approximately $.75 million.
The increase is due to missile radome shipments that are a result of the prior year pilot production and an increase in fused silica ceramic components due to an aggressive sales effort. Also, and to a lesser extent, net sales increased due to the purchase of the Masrock and Fusil Foam assets and business from Harbison Refractories Company. This was a small asset acquisition that the Company completed in the 4th Quarter of 1998.

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

All of the major product lines at the Company's Advanced Ceramic Operations in Costa Mesa, California had decreases in gross profit as compared to the prior year period due to lower volume and lower capacity utilization resulting in unfavorable overhead absorption. This resulted in a gross profit decrease of $2.3 million as compared to the prior year. Another key element that contributed to the decrease was the charge of approximately $.3 million for start-up costs associated with the semiconductor product line.

Gross profit for Semicon Associates in Lexington, Kentucky had an increase of $1.8 million from the comparable prior year period. The reason for the increase was that in the prior year an adjustment of approximately $1.7 million to write off inventory and to reduce inventory carrying amounts to net realizable values was recorded.

Gross profit for Thermo Materials in Scottdale, Georgia increased approximately $.4 million from the comparable prior year period. The increase was the result of increased volume, production yields, and greater capacity utilization.

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

Selling Expenses. Selling expenses were $1.5 million for the years ended December 31, 1998 and 1997. Increases in direct salaries and travel expenses were offset by a reduction in commission expense for the current year over the prior comparable period.

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

Year 2000 Disclosure. Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. This inability to recognize or properly treat the Year 2000 may cause the Company's systems and applications to process critical financial and operational information incorrectly. The Company has and continues to assess any impact of the Year 2000 issue on its reporting systems and operations.

The Company did not experience any Year 2000 issues within or outside the Company in the millennium change or the leap year day of February 29, 2000. The costs associated with getting prepared for Year 2000 issues were as previously stated, approximately $150,000. Also, the Company has not experienced any unusual patterns or trends from the Year 2000 issue.

Liquidity and Capital Resources

The Company generally meets its operating and capital requirements for cash flow from operating activities and borrowings under its credit facility.

In November 1997, the Company entered into a revolving credit agreement with Comerica Bank. The credit facility amount remains at $4,000,000 as of year ended December 31, 1999 and no collateral is required of the Company. As of December 31, 1999 there had been no borrowing under this credit facility. Under a separate credit facility with Comerica Bank, the Company entered into a $500,000 capital equipment loan agreement during the third quarter of 1999. The term of the loan is for 60 months with no prepayment penalty.

Management believes that its current cash and cash equivalents on hand, as well as cash generated from operations and the ability to borrow under the existing credit facility, will be sufficient to finance anticipated capital and operating requirements for at least the next 12 months.

New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Currently, the Company does not have any instruments that would qualify as derivatives under SFAS No. 133. Accordingly, the Company does not believe SFAS No. 133 will have a material impact on the Company's financial position, results of operations, or liquidity at the current time.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk
         ---------------------------------------------------------

The Company is exposed to market risks related to fluctuations in interest rates on its debt. Currently, the Company does not utilize interest rate swaps, forward or option contracts on foreign currencies or commodities, or other types of derivative financial instruments. The purpose of the following analysis is to provide a framework to understand the Company's sensitivity to hypothetical changes in interest rates as of December 31, 1999. Many of the statements contained in this section are forward looking and should be read in conjunction with the Company's disclosures under the heading "Risk Factors".

The Company utilized debt financing during 1999 primarily for the purpose of acquiring manufacturing equipment. For fixed rate debt, changes in interest rates generally affect the fair market value of the debt instrument, but not the Company's earnings or cash flows. The Company does not have an obligation to prepay fixed rate debt prior to maturity, and as a result, interest rate risk and changes in fair market value should not have a significant impact on the fixed rate debt until the company would be required to refinance such debt. The fair market value estimates for debt securities are based on discounting future cash flows utilizing current rates offered to the Company for debt of the same type and remaining maturity.

As of December 31, 1999, the Company's debt consisted of a $458,000 capital equipment loan at a fixed interest rate of 8.18% due June 28, 2004. The carrying amount is a reasonable estimate of fair value as the rate of interest paid on the note approximates the current rate available for financing with similar terms and maturities.

Item 8.  Consolidated Financial Statements and Supplementary Data
         --------------------------------------------------------

The Consolidated Financial Statements and Supplementary Data commence at page 47 of this report and an index thereto is included in Part IV, Item 14 of this report on page 42.

Item 9.  Changes in and Disagreements with Accountants on Accounting and
         ---------------------------------------------------------------
Financial Disclosure
--------------------

Not applicable

                                    PART III


Item 10.  Directors and Executive Officers of Registrant
          ----------------------------------------------

  Information regarding executive officers of the Company is included in Part I of this report.

  The Directors of the Company are as follows:

         Name               Age                   Position
----------------------    ------   ------------------------------------
Joel P. Moskowitz.....      60     Chairman of the Board, President and
                                   Chief Executive Officer
Leonard M. Allenstein.      61     Director
Richard A. Alliegro...      69     Director
Peter Beardmore.......      63     Director
Frank Edelstein.......      74     Director
Milton L. Lohr........      74     Director
Melvin A. Shader......      74     Director

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

  Leonard M. Allenstein has served on the Board of Directors of the Company since 1983. Mr. Allenstein has been a private investor and businessman for several years. Mr. Allenstein was a founder and general partner of Bristol Restaurants, which owns and operates restaurants in the Southern California area, from 1978 until December 1986.

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

  Frank Edelstein has served on the Board of Directors of the Company since 1984. Mr. Edelstein has been a Vice President of Stone Creek Capital, Inc., an investment banking firm, since

November 1986. From 1979 to November 1986, he was Chairman of the Board of International Central Bank & Trust Company, which was acquired by Continental Insurance Co. in July 1983. Mr. Edelstein is currently a director of Arkansas Best Corp. and IHOP Corp.

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

Directors are elected annually and hold office until the next annual meeting of stockholders and until their successors have been elected and qualified. The Company has agreed to nominate a representative of Ford for election as a Director pursuant to an agreement made in March 1986, pursuant to which agreement Ford acquired a total of 1,207,299 shares of the Company's Common Stock. Joel P. Moskowitz and members of his family have agreed to vote a portion of their shares of the Company's Common Stock, if necessary, for the election of Ford's nominee. Dr. Peter Beardmore is Ford's current representative. Officers serve at the discretion of the Board of Directors except for Mr. Moskowitz, who serves pursuant to a two-year employment agreement which expires in July 2001.

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

     To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended December 31, 1999, its officers, directors and greater than ten percent beneficial owners complied with all Section 16(a) filing requirements.

Item 11.  Executive Compensation
          ----------------------

Summary Compensation Table
--------------------------

The following table shows certain information concerning the compensation of the Chief Executive Officer and five other most highly compensated executive officers of the Company whose aggregate compensation for services in all capacities rendered during the year ended December 31, 1999 exceeded $100,000 (collectively, the "Named Executive Officers"):

                                                                   Long Term
                                                                 Compensation
                                                                 -------------
                                                                  Securities
Name &                           Annual Compensation              Underlying
-----                    ------------------------------------       Options
Principal Position         Year       Salary         Bonus       (# of Shares)
----------------------   --------   -----------   -----------    -------------
Joel P. Moskowitz            1999      $240,085       $16,027                -
Chairman of the              1998       228,191             -                -
 Board, Chief                1997       212,988        19,976                -
 Executive Officer
 and President

Earl E. Conabee              1999      $106,872             -                -
Vice President               1998       101,220             -            4,000
                             1997        96,731             -            2,000

Gerhart D. DeBoer(1)         1999      $106,068        11,000            5,000
Vice President               1998       102,270             -            5,000
                             1997        36,705             -           20,000

Howard F. George             1999      $104,327             -                -
Vice President               1998       101,062             -            5,000
                             1997        94,300       $ 6,210                -

Donald A. Kenagy             1999      $108,350             -            5,000
Vice President               1998       103,142             -            4,000
                             1997        98,411             -            2,000

David P. Reed                1999      $132,919             -            5,000
Vice President               1998       121,295             -           10,000
                             1997       118,056       $24,594           13,500

(1)Mr. DeBoer's employment with the Company commenced in September 1997.

Option Grants in Last Fiscal Year
---------------------------------

   The following table sets forth certain information concerning grants of options to each of the Named Executive Officers during the year ended December 31, 1999. In addition, in accordance with the rules and regulations of the Securities and Exchange Commission, the following table sets forth the hypothetical gains or "option spreads" that would exist for the options. Such gains are based on assumed rates of annual compound stock appreciation of 5% and 10% from the date on which the options were granted over the full term of the options. The rates do not represent the Company's estimate or projection of future Common Stock prices, and no assurance can be given that any appreciation will occur or that the rates of annual compound stock appreciation assumed for the purposes of the following table will be achieved.

                                                                                     Potential Realizable
                                                                                  Value at Assumed Annual
                                          Percent of                                 Rates of Stock Price
                                         Total Options                               Appreciation for
                                         Granted to       Exercise                   Option Term(2)
                      Options Granted    Employees in     Price       Expiration     --------------
Name                  (# of Shares)(1)   Fiscal Year      ($/Share)   Date           5%($)     10%($)
----                  ----------------   -------------    --------    ----------     -----     -----
Joel P. Moskowitz         -               -                -           -              -      -
David P. Reed             5,000          4.3%             3.250        1/08/09      10,220    25,898
                          5,000          4.3%             3.531        9/23/09      11,103    28,138
Howard F. George          -                -                -            -            -         -
Earl E. Conabee           -                -                -            -            -         -
Donald A. Kenagy          5,000          4.3%             3.250        1/08/09      10,220    25,898
Gerhart D. DeBoer         5,000          4.3%             3.250        2/08/09      10,220    25,898

--------------
(1) The per share exercise price of all options granted is the fair market value of the Company's Common Stock on the date of grant. Options have a term of 10 years and become exercisable in five equal installments, each of which vests at the end of each year after the grant date, except for Mr. DeBoer, whose options have a term of two years and became exercisable on October 30, 1999.

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

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option
--------------------------------------------------------------------------
Values
------

     The following table sets forth certain information regarding option exercises during the year ended December 31, 1999 by the Named Executive Officers, the number of shares covered by both exercisable and unexercisable options as of December 31, 1999 and the value of unexercised in-the-money options held by the Named Executive Officers as of December 31, 1999:


                                                                                                       Value of Unexercised
                                                            Number of Securities Underlying          In-the-Money Options at
                    No. of Shares                        Unexercised Options at Fiscal Year-End         Fiscal Year-End(1)
                     Acquired on        Value            --------------------------------------   ----------------------------
      Name            Exercise         Realized            Exercisable          Unexercisable     Exercisable    Unexercisable
      ----           -----------       --------          ----------------      ----------------   -----------    -------------
Joel P. Moskowitz         --               --                    --                     --              --             --
David P. Reed           2,500           $6,875                38,400                 27,100         $109,249       $42,439
Howard F. George          --               --                 21,000                  9,000            3,500        14,000
Earl E. Conabee         3,000            8,250                 1,600                  4,400            1,400         5,600
Donald A. Kenagy          --               --                  6,600                  9,400           11,400        21,850
Gerhart D. DeBoer         --               --                 30,000                    --            35,155           --

(1) Based upon the closing price of the Common Stock on December 31, 1999, as reported by the Nasdaq National Market ($4.563 per share).

Employment Agreement
--------------------

  In July 1994, the Company entered into a five-year employment agreement with Mr. Moskowitz, pursuant to which he will serve as Chairman of the Board of Directors, Chief Executive Officer and President of the Company. In February, 2000, the agreement was extended to July, 2001. Effective February 23, 2000, Mr. Moskowitz' base annual salary under this agreement was increased to $259,000. Under the agreement, if Mr. Moskowitz' employment is terminated by the Company (other than as a result of death, incapacity or for "good cause" as defined in the agreement) or if Mr. Moskowitz elects to resign for "good reason" (as defined in the agreement), Mr. Moskowitz will be entitled to receive severance pay in an amount equal to his annual base salary, at the rate in effect on the date of termination, payable on normal pay dates for the remainder of the term of the agreement. "Good reason" includes a "change in control" of the Company, a removal of Mr. Moskowitz from any of his current positions with the Company without his consent, or a material change in Mr. Moskowitz' duties, responsibilities or status without his consent. A "change in control" of the Company shall be deemed to occur if (1) there is a consolidation or merger of the Company where the Company is not the surviving corporation and the shareholders prior to such transaction do not continue to own at least 80% of the common stock of the surviving corporation, (2) there is a sale of all, or substantially all, of the assets of the Company, (3) the stockholders approve a plan for the liquidation or dissolution of the Company, (4) any person becomes the beneficial owner, directly or indirectly, of 30% or more of the Company's outstanding Common Stock or (5) if specified changes in the composition of the Company's Board of Directors occur.

Compensation of Directors
-------------------------

  Directors are paid fees for their services on the Board of Directors in such amounts as are determined from time to time by the Board. During 1999, a fee of $500 per month plus $1000 for each Board meeting attended was paid to each non-employee director other than the Ford representative, Dr. Beardmore, who did not receive a fee.

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

Item 12.    Security Ownership of Certain Beneficial Owners and Management
            --------------------------------------------------------------
  The following table sets forth information as of March 3, 2000, regarding the beneficial ownership of the common stock of the Company by (i) each person or group known by the Company to be the beneficial owner of more than 5% of the outstanding shares of common stock, (ii) each of the directors of the Company,
(iii) each of the executive officers named in the Summary Compensation Table, and (iv) all current executive officers and directors of the Company as a group.

     Name of            Amount and Nature of        Percent
 Beneficial Owner       Beneficial Ownership(1)    of Class
 -----------------       -----------------------    --------
Joel P. Moskowitz                 1,163,110          14.4%
3169 Redhill Avenue
Costa Mesa, CA 92626

Ford Motor Company                1,207,299          14.9%
The American Road
Dearborn, MI 48121

Dimensional Fund Advisors, Inc.     544,900 (2)       6.7%
1299 Ocean Ave., 11th Floor
Santa Monica, CA 90401

Leonard M. Allenstein               115,000 (3)       1.4%

Richard A. Alliegro                  24,500 (4)        *

Earl E. Conabee                      31,184 (5)        *

Dr. Peter Beardmore                      -             -

Garhart D. DeBoer                    30,000 (6)        *

Frank Edelstein                      45,400 (7)        *

Donald A. Kenagy                     19,195 (8)        *

Melvin A. Shader                     28,000 (9)        *

Milton L. Lohr                       25,000 (10)       *

David P. Reed                        64,067 (11)       *

Howard F. George                     21,557 (12)       *

All current executive             1,567,013          19.4%
officers and directors as a
group (12 persons above)

*    Less than 1%


(1) Except as otherwise noted, the beneficial owners have sole voting and investment powers with respect to the shares indicated, subject to community property laws where applicable.

(2) Based on information contained in a statement on Schedule 13G dated February 14, 2000, as filed with the Securities and Exchange Commission. As stated in such Schedule 13G, all shares are held on behalf of advisory clients of Dimensional Fund Advisors, Inc., which disclaims beneficial ownership of such shares.

(3) Includes 25,000 shares subject to options held by Mr. Allenstein which are currently exercisable or will become exercisable within 60 days of March 3, 2000.

(4) Includes 20,000 shares subject to options held by Mr. Alliegro which are currently exercisable or will become exercisable within 60 days of March 3, 2000.

(5) Includes 6,000 shares subject to options held by Mr. Conabee which are currently exercisable or will become exercisable within 60 days of March 3, 2000.

(6) Includes 30,000 shares subject to options held by Mr. DeBoer which are currently exercisable or will become exercisable within 60 days of March 3, 2000.

(7) Includes 27,500 shares subject to options held by Mr. Edelstein which are currently exercisable or will become exercisable within 60 days of March 3, 2000.

(8) Includes 8,400 shares subject to options held by Mr. Kenagy which are currently exercisable or will become exercisable within 60 days of March 3, 2000.

(9) Includes 15,000 shares subject to options held by Dr. Shader which are currently exercisable or will become exercisable within 60 days of March 3, 2000.

(10) Includes 25,000 shares subject to options held by Mr. Lohr which are currently exercisable or will become exercisable within 60 days of March 3, 2000.

(11) Includes 42,100 shares subject to options held by Mr. Reed which are currently exercisable or will become exercisable within 60 days of March 3, 2000.

(12) Includes 21,000 shares subject to options held by Mr. George which are currently exercisable or will become exercisable within 60 days of March 3, 2000.

Item 13.  Certain Relationships and Related Transactions
          ----------------------------------------------

     On March 11, 1986, the Company sold 526,316 shares of its Common Stock to Ford Motor Company ("Ford") at a price of $19.00 per share, for a total purchase price of $10,000,000. At the same time, the Company and Ford created a new corporation, Ceradyne Advanced Products, Inc. ("CAPI"), and entered into agreements involving a broad-based technology transfer, licensing and joint development program. Under the agreements, Ford contributed technology and a portfolio of United States and foreign patents relating to technical ceramics to CAPI in exchange for 80% of CAPI's capital stock, and Ceradyne acquired the remaining 20% of CAPI in exchange for $200,000. The technology and patents contributed by Ford were developed in the Ford Research Laboratories over a 15-year period. Under the March 11, 1986 agreements, the Company was granted an option to acquire Ford's 80% interest in CAPI in exchange for an additional 680,983 shares of Ceradyne Common Stock, which the Company exercised effective February 12, 1988. As a result, Ceradyne now owns 100% of CAPI and Ford owns a total of 1,207,299 shares of the Company's Common Stock. The Company and Ford also entered into a joint development agreement which includes a commitment by Ford to contribute up to $5,000,000, on a matching value basis with Ceradyne, for the development by Ceradyne of technical ceramic products oriented towards the automotive market. Through December 31, 1999, Ford has contributed to the Company, on a cost sharing basis, a total of $4.8 million in cash and equipment under this joint development program.

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

                                    PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K
           ---------------------------------------------------------------

(a) List of documents filed as part of this report:

  (1) Financial Statements:                                             Page
      ---------------------                                             ----

      Report of Independent Public Accountants                          46
      Consolidated Balance Sheets at December 31, 1999 and 1998         47-48
      Consolidated Statements of Operations for
        the Years Ended December 31, 1999, 1998 and 1997                49
      Consolidated Statements of Stockholders Equity for
        the Years Ended December 31, 1999, 1998, and 1997               50
      Consolidated Statements of Cash Flows for the Years ended
        December 31, 1999, 1998 and 1997                                51-52
      Notes to Consolidated Financial Statements                        53-65

  (2) Financial Statement Schedules:
      ------------------------------

      Schedule VIII -- Valuation and Qualifying Accounts                66

      All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements and Notes thereto.

(b) The following reports on Form 8-K were filed during the last quarter of the fiscal year ended December 31, 1999:

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

    10.28* Amendment No. 4 to the Ceradyne, Inc. 1994 Stock Incentive Plan.
           Incorporated herein by reference to Exhibit 10.28 to the Registrant's Annual report on Form 10-K for the fiscal year ended December 31, 1998.

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

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Directors
   of Ceradyne, Inc.:

We have audited the accompanying consolidated balance sheets of Ceradyne, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ceradyne, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

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


                                                 /s/ Arthur Andersen LLP

                                                 ARTHUR ANDERSEN LLP



Orange County, California
March 3, 2000

                                CERADYNE, INC.
                                --------------

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                          DECEMBER 31, 1999 AND 1998
                          --------------------------

                                    ASSETS
                                    ------
                            (Amounts in thousands)
                                                                 1999        1998
                                                                 ----        ----
CURRENT ASSETS:
 Cash and cash equivalents                                    $  1,407    $  2,870
 Accounts receivable, net of allowances of
  approximately $39 and $92 for doubtful
  accounts in 1999 and 1998, respectively                        5,837       4,381
 Other receivables                                                  98         167
 Inventories                                                     8,452       7,520
 Production tooling                                              1,343       1,104
 Prepaid expenses and other                                      1,147         880
                                                              --------    --------
   Total current assets                                         18,284      16,922
                                                              --------    --------


PROPERTY, PLANT AND EQUIPMENT:
 Land                                                              422         422
 Buildings and improvements                                      1,825       1,825
 Machinery and equipment                                        23,462      20,664
 Leasehold improvements                                          1,870       1,723
 Office equipment                                                2,456       2,210
 Construction in progress                                          700         103
                                                              --------    --------
                                                                30,735      26,947
  Less--Accumulated depreciation and amortization              (19,733)    (18,090)
                                                              --------    --------
                                                                11,002       8,857
                                                              --------    --------
COSTS IN EXCESS OF NET ASSETS ACQUIRED,
 net of accumulated amortization of $2,071 and $1,908 in
 1999 and 1998, respectively                                     1,846       2,009
                                                              --------    --------

OTHER ASSETS, net of accumulated amortization of
 $645 and $618 in 1999 and 1998, respectively                    1,761       1,705
                                                              --------    --------

   Total assets                                               $ 32,893    $ 29,493
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

                                CERADYNE, INC.
                                --------------

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                          DECEMBER 31, 1999 AND 1998
                          --------------------------

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------
                   (Amounts in thousands, except share data)

                                                            1999       1998
                                                          --------   ---------
CURRENT LIABILITIES:
  Current maturities of long-term debt                    $   100    $    ---
  Accounts payable                                          2,214       1,084
  Accrued expenses:
    Payroll and payroll related                               665         553
    Other                                                     149         234
                                                          -------    --------
          Total current liabilities                         3,128       1,871
                                                          -------    --------

LONG-TERM DEBT, less current maturities                       358         ---
                                                          -------    --------

DEFERRED REVENUE                                              270         270
                                                          -------    --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
    Common stock, $.01 par value:
        Authorized--12,000,000 shares
        Outstanding--8,095,848 and 8,054,838 shares
         in 1999 and 1998, respectively                    37,900      37,718
    Accumulated deficit                                    (8,763)    (10,366)
                                                          -------    --------

          Total stockholders' equity                       29,137      27,352
                                                          -------    --------

          Total liabilities and stockholders' equity      $32,893    $ 29,493
                                                          =======    ========


                  The accompanying notes are an integral part
                     of these consolidated balance sheets.

                                CERADYNE, INC.
                                --------------

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------

             FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
             ----------------------------------------------------
                 (Amounts in thousands, except per share data)

                                            1999       1998       1997
                                          --------   --------   --------
NET SALES                                 $30,382    $26,279    $28,693

COST OF PRODUCT SALES                      23,674     21,292     23,274
                                          -------    -------    -------

    Gross profit                            6,708      4,987      5,419
                                          -------    -------    -------

OPERATING EXPENSES:
 Selling                                    1,480      1,494      1,515
 General and administrative                 3,400      3,239      3,660
 Research and development                     597        344        ---
                                          -------    -------    -------

                                            5,477      5,077      5,175
                                          -------    -------    -------

    Income (loss) from operations           1,231        (90)       244
                                          -------    -------    -------

OTHER INCOME (EXPENSE):
 Other income                                 344        382        265
 Interest expense                             (16)       ---       (134)
                                          -------    -------    -------
                                              328        382        131
                                          -------    -------    -------

   Income before provision (benefit)
    for income taxes                        1,559        292        375

PROVISION (BENEFIT) FOR INCOME
  TAXES                                       (44)        10     (1,675)
                                          -------    -------    -------

    Net income                            $ 1,603    $   282    $ 2,050
                                          =======    =======    =======

BASIC INCOME PER SHARE                       $.20       $.04       $.26
                                          =======    =======    =======

DILUTED INCOME PER SHARE                     $.20       $.04       $.26
                                          =======    =======    =======

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING:
    Basic                                   8,070      8,005      7,931
                                          =======    =======    =======
    Diluted                                 8,189      8,068      8,035
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

                                CERADYNE, INC.
                                --------------

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                -----------------------------------------------

             FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
             ----------------------------------------------------
                   (Amounts in thousands, except share data)



                                    Common Stock
                                    ------------
                                   Number             Accumulated
                                 of Shares   Amount     Deficit
                                 ---------   ------     -------

BALANCE, December 31, 1996       7,901,790   $37,138  $(12,698)


  Issuance of common stock          37,469       202        ---
  Exercise of stock options         24,200        68        ---
  Net income                           ---       ---      2,050
                                 ---------   -------   --------

BALANCE, December 31, 1997       7,963,459    37,408    (10,648)

  Issuance of common stock          50,179       197        ---
  Exercise of stock options         41,200       113        ---
  Net income                           ---       ---        282
                                 ---------   -------   --------

BALANCE, December 31, 1998       8,054,838    37,718    (10,366)

  Issuance of common stock          30,741       154        ---
  Exercise of stock options         10,269        28        ---
  Net income                           ---       ---      1,603
                                 ---------   -------   --------

BALANCE, December 31, 1999       8,095,848   $37,900   $ (8,763)
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

                                CERADYNE, INC.
                                --------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------

             FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
             ----------------------------------------------------
                            (Amounts in thousands)


                                                            1999       1998       1997
                                                          --------   --------   --------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                              $ 1,603    $   282    $ 2,050
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization                          1,835      1,505      1,361

  Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable, net       (1,456)       304        169
     Decrease (increase) in other receivables                  69        (71)     1,301
     (Increase) decrease in inventories                      (932)      (154)       390
     Increase in production tooling                          (239)      (222)      (344)
     Increase in prepaid expenses and other assets           (352)      (324)    (1,683)
     Increase (decrease) in accounts payable                1,130       (113)      (465)
     Increase (decrease) in accrued expenses                   27         (3)      (245)
     Increase in deferred revenue                             ---        ---          9
                                                          -------    -------    -------

          Net cash provided by operating activities         1,685      1,204      2,543
                                                          -------    -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchases of property, plant and equipment               (3,788)    (2,213)    (2,887)
                                                          -------    -------    -------

          Net cash used in investing activities            (3,788)    (2,213)    (2,887)
                                                          -------    -------    -------



                  The accompanying notes are an integral part
                       of these consolidated statements.

                                CERADYNE, INC.
                                --------------

              CONSOLIDATED STATEMENTS OF CASH FLOWS - (continued)
              -------------------------------------
                            (Amounts in thousands)


                                                                 1999      1998       1997
                                                               --------   -------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                       $   182    $  310    $   270
  Borrowings on long-term debt                                     500       ---     (1,000)
  Payments on long-term debt                                       (42)      ---        ---
                                                               -------    ------    -------

      Net cash provided by (used in) financing activities          640       310       (730)
                                                               -------    ------    -------

Decrease in cash and cash equivalents                           (1,463)     (699)    (1,074)

  Cash and cash equivalents, beginning of period                 2,870     3,569      4,643
                                                               -------    ------    -------

  Cash and cash equivalents, end of period                     $ 1,407    $2,870    $ 3,569
                                                               -------    ------    -------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:

  Interest paid                                                $    16    $  ---    $   134
                                                               =======    ======    =======
  Income taxes paid                                            $    39    $   10    $    33
                                                               =======    ======    =======




                  The accompanying notes are an integral part
                       of these consolidated statements.

                                CERADYNE, INC.
                                --------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

                               DECEMBER 31, 1999
                               -----------------

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

                          December 31,
                     -----------------------
                        1999         1998
                     ----------   ----------
Raw materials        $4,454,000   $4,098,000
Work-in-process       3,198,000    2,413,000
Finished goods          800,000    1,009,000
                     ----------   ----------
                     $8,452,000   $7,520,000
                     ==========   ==========

  e.  Property, Plant and Equipment
      -----------------------------

  Depreciation and amortization of property, plant and equipment are provided using the straight-line method over the following estimated useful lives:

          Buildings and improvements     20 years
          Machinery and equipment        3 to 12 years
          Leasehold improvements         Term of lease
          Office equipment               5 years

  Maintenance, repairs and minor renewals are charged to expense as incurred. Repairs and maintenance expense approximated $720,000, $729,000, and $708,000 in 1999, 1998 and 1997, respectively. Additions and improvements are capitalized. When assets are disposed of, the applicable costs and accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is included in the results of operations.

  f.  Sales Recognition
      -----------------

  Sales are recorded as of the date shipments are made, or goods are accepted by customers for production contracts.

  g.  Deferred Revenue
      ----------------

  In October 1999, Ford Motor Company contributed $270,000 for the year 2000 to the Joint Product Development Program (see Note 9 on Page 64). The Company will fully amortize this amount to revenue during 2000. In 1998 and 1997, Ford Motor Company also contributed $270,000 for each year. The Company has fully amortized these amounts to revenue during 1998 and 1999.

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

  The following is a summary of the number of shares entering into the computation of net income per common and common equivalent share:

                                                            December 31,
                                                  ---------------------------------
                                                    1999        1998        1997
                                                  ---------   ---------   ---------
     Weighted average number of
         shares outstanding                       8,070,225   8,005,000   7,931,000
     Dilutive stock options and common stock
         warrants                                   119,174      63,000     104,000
                                                  ---------   ---------   ---------

     Number of shares used in
         diluted computation                      8,189,399   8,068,000   8,035,000
                                                  =========   =========   =========

  i.  Accounting for Long-Lived Assets
      --------------------------------

  As prescribed by Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of," the Company assesses the recoverability of its long-lived assets (including goodwill) by determining whether the asset balance can be recovered over the remaining depreciation or amortization period through projected undiscounted future cash flows. Cash flow projections, although subject to a degree of uncertainty, are based on trends of historical performance and management's estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions. There were no impairment charges in any of the three years in the period ended December 31, 1999.

  j.  Deferred Start-up and Preproduction Engineering
      -----------------------------------------------

  In April 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities", effective for fiscal years beginning after December 15, 1998. This statement requires cost of start-up activities and organization costs to be expensed as incurred. Prior to the effective date, the Company incurred and amortized approximately $252,000 of deferred start-up costs related to the semiconductor product line during the year ended December 31, 1998.

  Effective for design and development costs incurred after December 31, 1999, the Emerging Issues Task Force (EITF) released issue No. 99-5, "Accounting for Pre-Production Costs Related to Long Term Supply Arrangements". The task force reached a consensus that design and development costs for products to be sold under long term supply arrangement should be expenses as incurred. The effect of adoption will be immaterial to the Company's financial statements.

  In 1998, the Company capitalized $188,000 in pre-production costs relating to a new government contract for the armor vest product line. In November 1999, the company commenced shipments of the product and began to amortize these costs. The remaining $172,000 as of December 31, 1999 will be amortized during the year 2000.

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

  l.  Engineering and Research
      ------------------------

  The costs associated with application engineering and internally-funded research are expensed as incurred and are included in cost of product sales or other operating expenses. The Company established a new research and development department in 1998 to focus on new materials technology. Costs associated with the research and development department were $597,000 as of December 31, 1999 compared to $344,000 in the prior year. In addition, the Company has historically and continues to engage in application engineering and internally funded research to improve and reduce the cost of products and to develop new products. Costs associated with the engineering department were approximately $281,000, $384,000 and $380,000 in 1999, 1998 and 1997,
  respectively.

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

  n.  Fair Value of Financial Instruments
      -----------------------------------

  The carrying value of accounts receivable and trade payables approximates the fair value due to their short-term maturities. The carrying value of the Company's line of credit is considered to approximate fair market value as the interest rates of these instruments are based predominately on variable reference rates. The carrying value of the Company's long-term debt is a reasonable estimate of fair value as the rate of interest paid on the note approximates the current rate available for financing with similar terms and maturities.

  o.  Environmental Liabilities and Expenditures
      ------------------------------------------

  Accruals for environmental matters are recorded in operating expenses when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. In the fourth quarter of 1998, the Company recorded approximately $178,000 as an accrual for the written notification from the United States Environmental Protection Agency that the Company was a responsible party in the Superfund cleanup of the Casmalia Disposal Site in Santa Barbara County, CA. The notification states that Ceradyne, along with approximately 10,000 other parties, have been designated as "de minimus" waste generators due to the relatively small quantities of their waste disposal.
  The Company properly disposed of this waste material in the 1970's and 1980's, however the Casmalia Disposal Site leaked into the water table. Thus the waste generators must pay their share of the cost of the cleanup effort.
  After review and
  negotiation, the EPA reduced the charge to $112,000. The amount was paid in full in December, 1999.

  p.  New Accounting Pronouncements
      -----------------------------

  In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Currently, the Company does not have any instruments that would qualify as derivatives under SFAS No. 133. Accordingly, the Company does not believe SFAS No. 133 will have a material impact on the Company's financial position, results of operations, or liquidity at the current time.

2. Debt and Bank Borrowing Arrangements
   ------------------------------------

In November, 1997 the Company entered into a revolving credit agreement with Comerica Bank. The credit facility amount remains at $4,000,000 as of year ended December 31, 1999 and no collateral is required of the Company. As of December 31, 1999 there had been no borrowing under this credit facility.

Under a separate credit facility with Comerica Bank, the Company entered into a $500,000 capital equipment loan agreement during the third quarter of 1999. The term of the loan is for 60 months with no prepayment penalty. The equipment serves as the collateral for the loan.

    Long Term Debt
    --------------

    Capital equipment loan bearing interest at            $ 458,000
    8.18% APR, as of December 31, 1999.
    Payable in monthly installments of $8,333 expiring July 2004.

    Less:  current portion                                 (100,000)
                                                           --------
    Long term debt                                        $ 358,000
                                                           ========
3.  Income Taxes
    ------------

The provision (benefit) for income taxes is comprised of the following for the year ended December 31:

                        1999       1998         1997
                        ----       ----         ----

    Current           $(44,000)   $10,000     $    33,000
    Deferred               ---        ---      (1,708,000)
                      --------    -------     -----------
                      $(44,000)   $10,000     $(1,675,000)
                      ========    =======     ===========

The Company's deferred tax asset at December 31, 1999 relates primarily to its tax net operating loss carryforwards, which total approximately $10.6 million and expire as follows:

      2003               $   634,000
      2004                 3,015,000
      2005                   161,000
      2006                   218,000
      2007                 1,093,000
      2008                 2,050,000
      2009                 1,828,000
      2012                 1,620,000
                         -----------
                         $10,619,000
                         ===========

The components of the Company's deferred tax asset as of December 31, 1999 and 1998 are as follows:

                                                   December 31,
                                                   ------------
                                               1999           1998
                                               ----           ----
 Inventory adjustments                     $   264,000    $   246,000
 Contingency reserves                              ---         71,000
 Vacation accrual                              104,000         91,000
 Bad debt allowance                             16,000         36,000
 Net operating loss and tax credit
  carryforwards                              4,248,000      4,961,000
 Other                                          67,000        (81,000)
                                           -----------    -----------
                                             4,699,000      5,324,000
 Valuation allowance                        (2,991,000)    (3,699,000)
                                           -----------    -----------
   Net deferred tax asset                  $ 1,708,000    $ 1,625,000
                                           ===========    ===========

The deferred tax asset is classified in other assets at December 31, 1999 and 1998. Management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax asset as reduced by the valuation allowance.

The effective income tax rate for the years ended December 31, 1999, 1998 and 1997 differs from the Federal statutory income tax rate due to the following items:

                                                             December 31,
                                                             ------------
                                                   1999          1998          1997
                                                   ----          ----          ----

  Income before taxes                         $1,559,000     $292,000    $   375,000
                                              ----------     --------    -----------

  Provision for income taxes at federal
     statutory rate                              530,060       99,280        127,500
  State income taxes                              75,612       14,162         18,188
  Reduction of valuation allowance              (708,000)     (15,000)    (1,846,000)
  Other                                           58,328      (88,442)        25,312
                                              ----------     --------    -----------
  Provision (benefit) for income taxes        $  (44,000)    $ 10,000    $(1,675,000)
                                              ==========     ========    ===========
  Effective tax rate                              (2.82)%        3.42%      (446.67)%
                                              ==========     ========    ===========

4. Commitments and Contingencies
   -----------------------------

   a.  Operating Lease Obligations
       ---------------------------

   The Company leases certain of its manufacturing facilities under noncancelable operating leases expiring at various dates through October 2005. The Company incurred rental expense under these leases of $653,433, $667,000 and $620,000 in 1999, 1998 and 1997, respectively. The approximate minimum rental commitments required under existing noncancelable leases as of December 31, 1999 are as follows:

                    2000      $  648,456
                    2001         673,160
                    2002         698,819
                    2003         725,461
                    2004         753,129
                    2005         781,870
                              ----------
                              $4,280,895
                              ==========

   b.  Employment Agreement
       --------------------

   The Company has an employment agreement with the Chief Executive Officer which expires on July 5, 2001. In addition to a base salary, the agreement provides for a bonus to be determined by the Compensation Committee of the Board of Directors. No maximum compensation limit exists. Compensation expense pursuant to this agreement in 1999, 1998 and 1997 was $256,112, $231,111 and $232,964, respectively.

   c.  Legal Proceedings
       -----------------

   The Company is, from time to time, involved in various legal and other proceedings that relate to the ordinary course of operating its business, including, but not limited to, employment-related actions and workers' compensation claims.

   In October 1995, February 1997, August 1997, February 1999, and December 1999, the Company, along with others, was served with six different complaints that were filed by nine former employees of one of the Company's customers, and eight spouses. The complaints, filed in the United States District Court, Eastern District of Tennessee, allege that the customers' employees contracted chronic beryllium disease as a result of their exposure to beryllium-containing products sold by Ceradyne and others. One complaint seeks compensatory damages in the amount of $3.0 million for the four husbands, $1.0 million for the four spouses, and punitive damages in the amount of $5.0 million. Four other complaints each seek compensatory damages in the amount of $5.0 million for four husbands, $1.0 million for the spouses, and punitive damages in the amount of $10.0 million. The final complaint seeks compensatory damages in the amount of $5.0 million for an individual and punitive damages in the amount of $10.0 million. The Company believes that the plaintiffs' claims are without merit and that the resolution of these matters will not have a material adverse effect on the financial condition or operations of the Company. Defense of these cases has been tendered to the Company's insurance carriers, some of which are providing a defense subject to a reservation of rights. There can be no assurances, however, that these claims will be covered by insurance, or that, if covered, the amount of insurance will be sufficient to cover any potential judgments.

   We were notified by the United States Environmental Protection Agency in December, 1998 that Ceradyne is a responsible party in the federal Superfund cleanup of the Casmalia Disposal Site located in Santa Barbara County, California. The notification states that Ceradyne, along with approximately 10,000 other companies, has been designated as a de minimus waste generator due to the relatively small quantity of the waste disposed at the Casmalia Disposal Site. We properly disposed of this waste material in the 1970s and 1980s. However, waste materials disposed at the Casmalia Disposal Site have leaked into the water table. Under federal law, all parties who have disposed of waste materials at the Casmalia Site must pay their proportional share of the cost of the cleanup effort. In the fourth quarter of 1998, we recorded an expense in the amount of $0.2 million as the estimated amount of our share of the cleanup costs. After negotiations with the EPA, the final settlement was $0.1 million and was paid in December, 1999.

5. Disclosure About Segments of Enterprise and Related Information
   ---------------------------------------------------------------

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

Ceradyne's manufacturing structure is summarized in the following table:

===================================================================================================================================
FACILITY LOCATION                                                                            PRODUCTS
-----------------------------------------------------------------------------------------------------------------------------------
Advanced Ceramic Operations                                                     . Semiconductor Equipment Components
Costa Mesa, California                                                          . Lightweight ceramic armor
  Approximately 74,000 square feet                                              . Orthodontic ceramic brackets
                                                                                . Ceralloy(R) 147 SRBSN wear parts
                                                                                . Precision ceramics
                                                                                . Ceralloy(R) 147 SRBSN diesel/automotive
                                                                                    engine parts (R&D)

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


                                Ceradyne, Inc.
              Segment Statement of Operations for the Years Ended
                       December 31, 1999, 1998, and 1997
                            (amounts in thousands)


                   Advanced Ceramic Ops                Semicon  Associates               Thermo Materials                TOTAL
                   --------------------                -------------------               ----------------                -----
------------------------------------------------------------------------------------------------------------------------------------

                   1999      1998      1997      1999      1998       1997      1999     1998     1997     1999      1998      1997
------------------------------------------------------------------------------------------------------------------------------------

Revenue from    $17,839   $14,176   $17,202   $6,385    $5,995    $ 6,134    $6,158   $6,108   $5,357   $30,382   $26,279   $28,693
External        -------   -------   -------   ------    ------    -------    ------   ------   ------   -------   -------   -------
Customers

Depreciation    $ 1,272   $   992   $   843   $  347    $  301    $   293    $  216   $  212   $  225   $ 1,835   $ 1,505   $ 1,361
and             -------   -------   -------   ------    ------    -------    ------   ------   ------   -------   -------   -------
Amortization

Segment Income  $   762   $    37   $ 2,356   $  395    $ (114)   $(2,045)   $  402   $  369   $   64   $ 1,559   $   292   $   375
(loss) before   -------   -------   -------   ------    ------    -------    ------   ------   ------   -------   -------   -------
provision
(benefit) for
income  taxes

Segment Assets  $23,196   $19,960   $19,403   $5,877    $6,398    $ 6,362    $3,820   $3,135   $3,252   $32,893   $29,493   $29,017
                -------   -------   -------   ------    ------    -------    ------   ------   ------   -------   -------   -------

Expenditures    $ 2,989   $ 1,827   $ 2,306   $  322    $  272    $   479    $  477   $  114   $  102   $ 3,788   $ 2,213   $ 2,887
for Segment     -------   -------   -------   ------    ------    -------    ------   ------   ------   -------   -------   -------
Assets of PP&E
               --------------------------------------------------------------------------------------------------------------------

                    Segment Statement for Net Sales by Area
                              for the Years Ended
                       December 31, 1999, 1998, and 1997
                                    (in %)

                              Advanced Ceramic Ops        Semicon Associates       Thermo Materials             TOTAL
                              --------------------        ------------------       ----------------             -----
------------------------------------------------------------------------------------------------------------------------------------

                      1999           1998       1997     1999    1998    1997    1999    1998    1997    1999    1998    1997
------------------------------------------------------------------------------------------------------------------------------------

U.S. Net Sales          54%       47%           53%      18%     18%     14%     17%     19%     13%     89%     84%     80%

Western Europe           3%       4%             4%       2%      3%      3%      1%      2%      3%      6%      9%     10%
Net Sales

Asia Net Sales           1%       1%             1%       1%      2%      4%      2%      1%    ---       4%      4%      5%

Israel Net             ---        2%             1%      ---     ---     ---     ---     ---    ---     ---       2%      1%
Sales

Canada Net               1%     ---            ---       ---     ---     ---     ---       1%     1%      1%      1%      1%
Sales

Other                  ---      ---              1%      ---     ---     ---     ---     ---      2%    ---     ---       3%
                      ----     ----           ----      ----    ----     ----   ----    ----    ----   ----    ----    ----

Total Net Sales         59%      54%            60%      21%     23%     21%     20%      23%    19%    100%    100%    100%
                      ====     ====           ====      ====    ====     ====   ====    ====    ====   ====    ====    ====
               ---------------------------------------------------------------------------------------------------------------------

For fiscal year 1999, one customer accounted for approximately 18% of net consolidated sales. For fiscal year 1998, two customers accounted for approximately 16% and 11% of net consolidated sales. For fiscal year 1997, one customer accounted for approximately 17% of net consolidated sales.

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

                                                 1999        1998        1997
                                                 ----        ----        ----
  Net income:                   As reported   $1,603,000   $282,000   $2,050,000
                                Pro forma     $1,276,320   $ 97,371   $1,888,000

  Basic income per share        As reported   $      .20   $    .04   $      .26
                                Pro forma            .16        .01          .24

  Diluted income per share      As reported   $      .20   $    .04   $      .26
                                Pro forma            .16        .01          .23

Because the Statement No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years. Additionally, the 1999, 1998 and 1997 pro forma net income include immaterial amounts related to the purchase discount offered under the 1995 Employee Stock Purchase Plan.

The Company may sell up to 100,000 shares of stock to its full-time employees under the 1995 Employee Stock Purchase Plan. The Company has sold 26,793, 24,162 and 22,004 shares in 1999, 1998 and 1997, respectively, under the 1995 Employee Stock Purchase Plan. Employees may purchase shares at the lower of 85 percent of the quoted market value of the shares as determined on the first or last day of the plan year. The weighted average fair value of shares sold in 1999, 1998 and 1997 was $3.876, $3.93 and $4.63, respectively.

The Company may grant options for up to 650,000 shares under the 1994 Stock Incentive Plan. The Company has granted options for 757,700 and has had cancellations of 125,205 shares through December 31, 1999. Options are granted at or above the fair market value at the date of grant and generally become exercisable over a five-year period.

A summary of the status of the Company's stock option plan at December 31, 1997, 1998 and 1999 and changes during the years then ended is presented in the table and narrative below:

                                                    Weighted Average
                                          Shares     Exercise  Price
                                         --------   -----------------
OUTSTANDING, December 31, 1996           384,050              $ 3.56
                                         =======              ======

     Granted                             139,500                6.14
     Exercised                           (23,900)               2.85
     Canceled                            (33,800)               4.98
                                         -------              ------
     OUTSTANDING, December 31, 1997      465,850              $ 4.26
                                         =======              ======

     Granted                             128,500              $ 4.41
     Exercised                           (41,200)              (2.75)
     Canceled                            (55,000)              (5.92)
                                         -------              ------
     OUTSTANDING, December 31, 1998      498,150              $ 4.24
                                         =======              ======

     Granted                             151,000              $ 3.39
     Exercised                           (10,200)              (2.63)
     Canceled                            (10,400)              (4.66)
                                         -------              ------
     OUTSTANDING, December 31, 1999      628,550              $ 4.06
                                         =======              ======

Of the 628,550 options outstanding at December 31, 1999, 402,850 have exercise prices between $2.00 and $4.375, with a weighted average exercise price of $3.11, and a weighted average remaining contractual life of five years. The remaining 225,700 options have exercise prices between $4.75 and $7.375, with a weighted average exercise price of $5.76, and a weighted average remaining contractual life of nine years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1999, 1998, and 1997, respectively: risk free interest rates of 6.51, 5.40 and 6.38 percent; expected life for 1999, 1998 and 1997 of 7 years; expected volatility of 65.06, 94.87 and 57.43 percent. The assumed dividend yield in 1999, 1998 and 1997 is zero percent.

8. Supplemental Retirement Plan
   ----------------------------

In December 1988 the Board of Directors of the Company approved the adoption of a supplemental retirement plan (Ceradyne SMART 401(k) Plan) in which substantially all employees are eligible to participate after completing 90 days of employment. Participation in the Plan is voluntary. An employee may elect to contribute up to fifteen percent (15% or the maximum deferred tax amount of $10,000 in 1999, whichever is less) of the employee's pretax compensation as a basic contribution. The exception to this rule are the highly compensated employees ($80,000 and above) who are limited to 7% of pretax compensation as a basic contribution. The Company may contribute any amount which the Board of Directors annually determines appropriate. Company contributions fully vest and are nonforfeitable after the participant has completed five years of service. During the years ended December 31, 1999, 1998, and 1997, the related Company contribution was approximately $14,300, $42,000 and $116,000, respectively.

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

The Company has reserved 250,000 shares of its common stock for possible issuance under the Plan. At December 31, 1999, 121,949 shares were available for issuance under the Plan.

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

On February 13, 1988, the Company exercised its call option and issued 680,983 shares of its common stock to Ford. The value of the shares issued ($2,043,000) was allocated to the technology acquired and is being amortized over a 20 year period utilizing the purchase method of accounting.

Ford and the Company have also entered into a joint development program to develop a prototype production facility to produce ceramics with automotive applications. Under the terms of the joint development agreement, Ford and the Company share equally in the cost of this project. For the years ending December 31, 1999, 1998 and 1997, Ford has contributed $270,000 in each year which have been reflected as revenue in the accompanying consolidated financial statements.

10. Interim Financial Information (unaudited)
    -----------------------------------------

The results by quarter for 1999 and 1998 are as follows:

                                            Quarter Ending
                                            --------------
                       March 31,       June 30,    September 30,   December 31,
                          1999           1999          1999            1999
                     --------------   ----------   -------------   ------------

 Net sales               $6,305,000   $7,331,000      $7,810,000     $8,936,000
 Net income                  48,000      401,000         496,000        658,000
 Diluted income
  per share-             $      .01   $      .05      $      .06     $      .08
                         ==========   ==========      ==========     ==========


                                         Quarter Ending
                                         --------------
                     March 31,     June 30,    September 30,   December 31,
                        1998         1998          1998            1998
                     ----------   ----------   -------------   -------------

 Net sales           $7,341,000   $6,342,000      $6,290,000     $6,305,000
 Net income             483,000      326,000          44,000       (571,000)
 Diluted income
  per share-         $      .06   $      .04      $      .01     $     (.07)
                     ==========   ==========      ==========     ==========


               SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
               -------------------------------------------------

                             (Amounts in thousands)


                          Balance    Charged                 Balance
                            at       to Costs                  at
                         Beginning     and                   End of
Description              of Period   Expenses   Deductions   Period
-----------              ---------   --------   ----------   ------

For the Year Ending
December 31, 1999:
------------------

Allowance for
doubtful
accounts receivable           $ 92       $ 77         $130      $39
                              ====       ====         ====      ===

For the Year Ending
December 31, 1998:
------------------

Allowance for
doubtful
accounts receivable           $179       $ 55         $142      $92
                              ====       ====         ====      ===

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

March 30, 2000                CERADYNE, INC.

                                  By /s/ Joel P. Moskowitz
                                     ------------------------
                                      Joel P. Moskowitz
                                      Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Joel P. Moskowitz           Chairman of the Board,     March 30, 2000
----------------------------    Chief Executive Officer,
Joel P. Moskowitz               President and Director
                                (Principle executive
                                officer)

/s/ Howard F. George            Chief Financial Officer    March 30, 2000
----------------------------    (Principle financial
 Howard F. George               and accounting officer)

/s/ Leonard M. Allenstein       Director                   March 30, 2000
----------------------------
 Leonard M. Allenstein

/s/ Richard A. Alliegro         Director                   March 30, 2000
----------------------------
 Richard A. Alliegro

/s/ Frank Edelstein             Director                   March 30, 2000
----------------------------
 Frank Edelstein

/s/ Peter Beardmore             Director                   March 30, 2000
----------------------------
 Peter Beardmore

/s/ Melvin A. Shader            Director                   March 30, 2000
----------------------------
 Melvin A. Shader

/s/ Milton L. Lohr              Director                   March 30, 2000
----------------------------
 Milton L. Lohr