Form 10-Q
period 2000-03-31
CERADYNE INC
filed 2000-05-12
CIK 18937

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
---
     EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 2000

     or

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
     For the transition period from _________________ to _______________

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

Registrant's telephone number, including area code (714) 549-0421
                                                   -----------------------------

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

                 YES   X          NO _____
                     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                                Outstanding at April 2, 2000
------------------------------             -----------------------------------

Common Stock, $.01 par value                    8,166,938 Shares

                                 Page 1 of 17 Pages

                                CERADYNE, INC.


             INDEX                                                              PAGE NO.
             -----                                                              --------
PART I.      FINANCIAL INFORMATION

Item 1.      Financial Statements

             Statement Regarding Financial Information........................        3

             Consolidated Balance Sheets -March 31, 2000
             and December 31, 1999............................................      4-5

             Consolidated Statements of Income -
             Three Months Ended March 31, 2000 and 1999.......................        6

             Consolidated Statements of Cash Flow -
             Three Months Ended March 31, 2000 and 1999.......................        7

             Condensed Notes to Consolidated Financial Statements.............     8-11

Item 2.      Management's Discussion and Analysis of Financial Condition
             & Results of Operations..........................................    11-14

Item 3.      Quantitative and Qualitative Disclosures
             About Market Risk................................................       14

PART II.     OTHER INFORMATION

Item 1.      Legal Proceedings................................................       15

Items 2,     N/A..............................................................       16
 3, 4 and 5

Item 6.      Exhibits and Reports on Form 8-K.................................       16

SIGNATURE.....................................................................       16

                                CERADYNE, INC.

                                   FORM 10-Q
                             FOR THE QUARTER ENDED

                                March 31, 2000



PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements
          --------------------

          The Financial Statements included herein have been prepared by Ceradyne, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information normally included in the Financial Statements prepared in accordance with generally accepted accounting principles has been omitted pursuant to such rules and regulations. However, the Company believes the disclosures are adequate to make the information presented not misleading. It is suggested the Financial Statements be read in conjunction with the Financial Statements and notes thereto included in the Company's Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 on Form 10-K for the fiscal year ended December 31, 1999, as filed with the Securities and Exchange Commission on March 30, 2000.

================================================================================
                                CERADYNE, INC.
                          CONSOLIDATED BALANCE SHEETS
                                    ASSETS
                            (Amounts in thousands)

-------------------------------------------------------------------------------------------------------------------------
                                                                              March 31, 2000            December 31, 1999
                                                                                (Unaudited)
=========================================================================================================================
CURRENT ASSETS
-------------------------------------------------------------------------------------------------------------------------
  Cash & cash equivalents                                                            $  1,465                    $  1,407
-------------------------------------------------------------------------------------------------------------------------
  Accounts receivable, net of allowances for                                            7,995                       5,837
  Doubtful accounts of approximately $90 and $39
  at March 31, 2000 and December 31, 1999
-------------------------------------------------------------------------------------------------------------------------
  Other receivables                                                                       113                          98
-------------------------------------------------------------------------------------------------------------------------
  Inventories                                                                           8,782                       8,452
-------------------------------------------------------------------------------------------------------------------------
  Production tooling                                                                    1,504                       1,343
-------------------------------------------------------------------------------------------------------------------------
  Prepaid expenses and other                                                              719                       1,147
                                                                                     --------                    --------
-------------------------------------------------------------------------------------------------------------------------
  TOTAL CURRENT ASSETS                                                                 20,578                      18,284
                                                                                     --------                    --------
-------------------------------------------------------------------------------------------------------------------------
PROPERTY, PLANT & EQUIPMENT, at cost
-------------------------------------------------------------------------------------------------------------------------
  Land                                                                                    422                         422
-------------------------------------------------------------------------------------------------------------------------
  Buildings & improvements                                                              1,825                       1,825
-------------------------------------------------------------------------------------------------------------------------
  Machinery & equipment                                                                23,754                      23,462
-------------------------------------------------------------------------------------------------------------------------
  Leasehold improvements                                                                2,163                       1,870
-------------------------------------------------------------------------------------------------------------------------
  Office equipment                                                                      2,722                       2,456
-------------------------------------------------------------------------------------------------------------------------
  Construction in progress                                                                246                         700
                                                                                     --------                    --------
-------------------------------------------------------------------------------------------------------------------------
                                                                                       31,132                      30,735
-------------------------------------------------------------------------------------------------------------------------
  Less accumulated depreciation & amortization                                        (20,209)                    (19,733)
-------------------------------------------------------------------------------------------------------------------------
                                                                                       10,923                      11,002
                                                                                     --------                    --------
-------------------------------------------------------------------------------------------------------------------------
COSTS IN EXCESS OF NET ASSETS ACQUIRED,                                                 1,804                       1,846
  net of accumulated amortization of $2,113 and $2,071 at March
   31, 2000 and December 31,1999, respectively
-------------------------------------------------------------------------------------------------------------------------
OTHER ASSETS, net of accumulated amortization                                           1,755                       1,761
  of $651 and $645 at March 31, 2000 and December 31, 1999,                          --------                    --------
   respectively
-------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                         $ 35,060                    $ 32,893
                                                                                     ========                    ========
=========================================================================================================================

                      See accompanying condensed notes to
                      Consolidated Financial Statements.

================================================================================
                                CERADYNE, INC.
                          CONSOLIDATED BALANCE SHEETS
                     LIABILITIES AND SHAREHOLDERS' EQUITY
                   (Amounts in thousands, except share data)

-------------------------------------------------------------------------------------------------------------------------
                                                                               March 31, 2000           December 31, 1999
                                                                                 (Unaudited)
=========================================================================================================================
CURRENT LIABILITIES
-------------------------------------------------------------------------------------------------------------------------
  Current portion of long-term debt                                                   $   100                    $    100
-------------------------------------------------------------------------------------------------------------------------
  Accounts payable                                                                      2,758                       2,214
-------------------------------------------------------------------------------------------------------------------------
  Accrued expenses:
-------------------------------------------------------------------------------------------------------------------------
       Payroll and payroll related                                                        793                         665
-------------------------------------------------------------------------------------------------------------------------
       Other                                                                              259                         149
                                                                                      -------                    --------
-------------------------------------------------------------------------------------------------------------------------
  TOTAL CURRENT LIABILITIES                                                             3,910                       3,128
                                                                                      -------                    --------
-------------------------------------------------------------------------------------------------------------------------
LONG-TERM DEBT, NET OF CURRENT PORTION                                                    333                         358
                                                                                      -------                    --------
-------------------------------------------------------------------------------------------------------------------------
DEFERRED REVENUE                                                                          202                         270
                                                                                      -------                    --------
-------------------------------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY
-------------------------------------------------------------------------------------------------------------------------
  Common stock, $.01 par value,
  Authorized - 12,000,000 shares,
  Outstanding - 8,166,938 shares
  and 8,095,848 shares at March 31, 2000
  and December 31, 1999, respectively.                                                 38,222                      37,900
-------------------------------------------------------------------------------------------------------------------------
  Accumulated deficit                                                                  (7,607)                     (8,763)
                                                                                      -------                    --------
-------------------------------------------------------------------------------------------------------------------------
  TOTAL SHAREHOLDERS' EQUITY                                                           30,615                      29,137
                                                                                      -------                    --------
-------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                                              $35,060                    $ 32,893
                                                                                      =======                    ========
=========================================================================================================================

                      See accompanying condensed notes to
                      Consolidated Financial Statements.

    =========================================================================
                               CERADYNE, INC.
                      CONSOLIDATED STATEMENTS OF INCOME
                (Amounts in thousands, except per share data)

    =========================================================================
                                                           THREE MONTHS
                                                              ENDED
                                                             MARCH 31
    -------------------------------------------------------------------------
                                                        2000           1999
                                                   --------------------------
                                                             (Unaudited)
    =========================================================================
    NET SALES                                         $11,148         $6,305
    -------------------------------------------------------------------------
    COST OF PRODUCT SALES                               8,263          5,126
                                                      -------         ------
    -------------------------------------------------------------------------
      Gross Profit                                      2,885          1,179
                                                      -------         ------
    -------------------------------------------------------------------------
    OPERATING EXPENSES
    -------------------------------------------------------------------------
         General and Administrative                     1,148            823
    -------------------------------------------------------------------------
         Selling                                          356            346
    -------------------------------------------------------------------------
         Research & Development                           268            135
                                                      -------         ------
    -------------------------------------------------------------------------
                                                        1,772          1,304
                                                      -------         ------
    -------------------------------------------------------------------------
         Income (loss) from operations                  1,113           (125)
                                                      -------         ------
    -------------------------------------------------------------------------
    OTHER (INCOME) EXPENSE:
    -------------------------------------------------------------------------
         Other (income)                                   (75)           (90)
    -------------------------------------------------------------------------
         Interest expense                                   9            ---
                                                      -------         ------
    -------------------------------------------------------------------------
                                                          (66)           (90)
                                                      -------         ------
    -------------------------------------------------------------------------
         Income before provision
         (benefit) for income taxes                     1,179            (35)
    -------------------------------------------------------------------------
    PROVISION (BENEFIT) FOR INCOME TAXES                   23            (83)
                                                      -------         ------
    -------------------------------------------------------------------------
    NET INCOME                                        $ 1,156         $   48
                                                      -------         ------
    -------------------------------------------------------------------------
    BASIC & DILUTED INCOME PER SHARE                  $   .14         $  .01
                                                      =======         ======
    =========================================================================


                      See accompanying condensed notes to
                      Consolidated Financial Statements.

====================================================================================================
                             CERADYNE, INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Amounts in thousands)                          THREE MONTHS ENDED
                                                                              MARCH 31,
----------------------------------------------------------------------------------------------------
                                                                       2000               1999
                                                                    (Unaudited)         (Unaudited)
====================================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES:
----------------------------------------------------------------------------------------------------
  Net Income                                                           $ 1,156             $   48
----------------------------------------------------------------------------------------------------
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH
PROVIDED FROM (USED IN) OPERATING ACTIVITIES:
----------------------------------------------------------------------------------------------------
  Depreciation and amortization                                            524                418
----------------------------------------------------------------------------------------------------
  Increase in accounts receivable, net                                  (2,158)              (172)
----------------------------------------------------------------------------------------------------
  (Increase) decrease in other receivables                                 (15)                91
----------------------------------------------------------------------------------------------------
  Increase in inventories                                                 (330)              (246)
----------------------------------------------------------------------------------------------------
  (Increase) decrease in production tooling                               (161)                29
----------------------------------------------------------------------------------------------------
  (Increase) decrease in prepaid expenses & other assets                   428               (244)
----------------------------------------------------------------------------------------------------
  Increase in accounts payable                                             544                298
----------------------------------------------------------------------------------------------------
  Increase in accrued expenses                                             238                115
----------------------------------------------------------------------------------------------------
  Decrease in deferred revenue                                             (68)               (68)
                                                                       -------             ------
----------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                  158                269
                                                                       -------             ------
----------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
----------------------------------------------------------------------------------------------------
  Purchases of property, plant & equipment                                (397)              (881)
                                                                       -------             ------
----------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                     (397)              (881)
                                                                       -------             ------
----------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
----------------------------------------------------------------------------------------------------
  Proceeds from issuance of common stock                                   322                ---
----------------------------------------------------------------------------------------------------
      Net payments on long-term debt                                       (25)               ---
                                                                       -------             ------
----------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                  297                ---
                                                                       -------             ------
----------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                            58               (612)
                                                                       -------             ------
----------------------------------------------------------------------------------------------------
Cash & cash equivalents, beginning of period                             1,407              2,870
                                                                       -------             ------
----------------------------------------------------------------------------------------------------
Cash & cash equivalents, end of period                                 $ 1,465             $2,258
                                                                       =======             ======
----------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
----------------------------------------------------------------------------------------------------
Interest paid                                                          $     9             $  ---
----------------------------------------------------------------------------------------------------
Income taxes paid                                                      $     4             $  ---
                                                                       -------             ------
====================================================================================================

                      See accompanying condensed notes to
                      Consolidated Financial Statements.

                                CERADYNE, INC.
             CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 2000
                                  (Unaudited)
1.   Basis of Presentation
     ---------------------

     The consolidated financial statements include the financial statements of Ceradyne, Inc. (the Company) and its divisions. All material intercompany accounts and transactions have been eliminated.

2.   Inventories
     -----------

     Inventories are valued at the lower of cost (first in, first out) or market. Inventory costs include the cost of material, labor and manufacturing overhead. The following is a summary of the inventory components as of March 31, 2000 and December 31, 1999 (in thousands):

     ==========================================================================
                               MARCH 31, 2000               DECEMBER 31, 1999
     ==========================================================================
      Raw Materials                $4,581                       $4,454
     --------------------------------------------------------------------------
      Work-in-Process               3,041                        3,198
     --------------------------------------------------------------------------
      Finished Goods                1,160                          800
     --------------------------------------------------------------------------
      Total Inventories            $8,782                       $8,452
                                   ======                       ======
     ==========================================================================

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


     ===========================================================================
                                                          THREE MONTHS ENDED
                                                               MARCH 31,
     ---------------------------------------------------------------------------
                                                         2000           1999
     ===========================================================================

      Weighted average number of shares                8,113,641      8,054,838
      outstanding
     ---------------------------------------------------------------------------
      Dilutive stock options and common                  221,651         55,207
      stock warrants                                   ---------      ---------
     ---------------------------------------------------------------------------
      Number of shares used in diluted                 8,335,292      8,110,045
      computations                                     =========      =========
     ===========================================================================

4.   Long Term Debt
     ----------------

     =============================================================
      Capital Equipment loan bearing                   $ 433,000
      interest at 8.18%  APR.  Payable in
      monthly installments of $8,333,
      expiring August 2004.
     -------------------------------------------------------------
      Less Current Portion                              (100,000)
                                                        ---------
     -------------------------------------------------------------
      Long Term Debt                                   $ 333,000
     =============================================================


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

     The Company serves its markets and manages its business through three divisions, each of which has its own manufacturing facilities and administrative and selling functions. The Company's Advanced Ceramic Operations, located in Costa Mesa, California, primarily produces armor and orthodontic products, components for semiconductor equipment, and houses the Company's SRBSN research and development activities. The Company's cathode development and production are handled through its Semicon Associates division located in Lexington, Kentucky. Fused silica products, including missile radomes, are produced at the Company's Thermo Materials division located in Scottdale, Georgia. Ceradyne's manufacturing structure is summarized in the following table:


     =======================================================================================================
               FACILITY LOCATION                                     PRODUCTS
     -------------------------------------------------------------------------------------------------------
      Advanced Ceramic Operations                 . Semiconductor Equipment Components
      Costa Mesa, California                      . Lightweight ceramic armor
      Approximately 74,000 square feet            . Orthodontic ceramic brackets
                                                  . Ceralloy(R) 147 SRBSN wear parts
                                                  . Precision ceramics
                                                  . Ceralloy(R) 147 SRBSN diesel/automotive engine parts
     -------------------------------------------------------------------------------------------------------
      Semicon Associates                          . Microwave ceramic-impregnated dispenser cathodes
      Lexington, Kentucky                         . Ion laser ceramic-impregnated dispenser cathodes
      Approximately 35,000 square feet            . Samarium cobalt magnets
     -------------------------------------------------------------------------------------------------------
      Thermo Materials                            . Glass tempering rolls (fused silica ceramics)
      Scottdale, Georgia                          . Metallurgical tooling (fused silica ceramics)
      Approximately 85,000 square feet            . Missile radomes (fused silica ceramics)
                                                  . Castable and other fused silica product
      ======================================================================================================

                                Ceradyne, Inc.
                              Segment Disclosures
              for the Three Months Ended March 31, 2000 and 1999
                            (Amounts in thousands)

                         Three Months Ended March 31,

                          Advanced Ceramic Ops    Semicon  Associates     Thermo Materials        TOTAL
------------------------------------------------------------------------------------------------------------------
                            2000      1999          2000     1999           2000    1999       2000     1999
------------------------------------------------------------------------------------------------------------------
 Revenue from            $ 7,525   $ 3,246         $1,769   $1,562         $1,854  $1,497      $11,148  $ 6,305
 External                -------   -------         ------   ------         ------  ------      -------  -------
 Customers

 Depreciation            $   370   $   277         $   96   $   81         $   58  $   60      $   524  $   418
 and                     -------   -------         ------   ------         ------  ------      -------  -------
 Amortization

 Segment Income          $   662   $  (250)        $  307   $   81         $  210  $  134      $ 1,179  $   (35)
 (loss) before           -------   -------         ------   ------         ------  ------      -------  -------
 Provision
 (benefit) for
 Income  Taxes

 Segment Assets          $24,909   $19,774         $5,856   $6,627         $4,295  $3,485      $35,060  $29,886
                         -------   -------         ------   ------         ------  ------      -------  -------

 Expenditures            $   258   $   656         $   14   $  108         $  125  $  117      $   397  $   881
 for PP&E                -------   -------         ------   ------         ------  ------      -------  -------
                      --------------------------------------------------------------------------------------------

                   Segment Disclosures for Net Sales by Area
              for the Three Months Ended March 31, 2000 and 1999


                         Three Months Ended March 31,

                    Advanced Ceramic Ops    Semicon Associates       Thermo Materials         TOTAL
----------------------------------------------------------------------------------------------------------
                        2000   1999           2000     1999            2000     1999       2000     1999
----------------------------------------------------------------------------------------------------------
U.S. Net Sales          62%     47%            14%      21%             12%      19%        88%      87%

Western Europe           5%      4%            1%        2%              1%       2%         7%       8%
Net Sales

Asia Net Sales           1%    ---             1%        1%              1%       2%         3%       3%

Israel Net             ---     ---           ---       ---             ---      ---        ---      ---
Sales

Canada Net
 Sales                 ---     ---           ---       ---               1%       1%         1%       1%

Other                  ---     ---           ---       ---               1%       1%         1%       1%
                    ------  ------        ------   -------         -------  -------     ------  -------

Total Net Sales         68%     51%           16%       24%             16%      25%       100%     100%
                    ======  ======        ======   =======         =======  =======     ======  =======
                 -------------------------------------------------------------------------------------------


Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

         Preliminary Note Regarding Forward-Looking Statements
         -----------------------------------------------------

         This Quarterly Report on Form 10-Q contains statements which may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934. Forward-looking statements regarding future events and the future performance of the Company involve risks and uncertainties that could cause actual results to differ materially. These risks and uncertainties are described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, as filed with the Securities and Exchange Commission under "Item 1-Business", including the section therein entitled "Risk Factors", and "Item 7-Management's Discussion and Analysis of Financial Condition and Result of Operations".

         Results of Operations for the Three Months Ended March 31, 2000
         ---------------------------------------------------------------

         Reference is made to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, for an analysis and detailed discussion of the Company's financial condition and results of operations for the period covered by that report.

     Net Sales.  Net sales for the three months ended March 31, 2000 were $11.1
     ---------
     million which represents a 77% or a $4.8 million increase over the corresponding quarter of the prior year. The increase in sales was primarily attributable to the Company's Advanced Ceramic Operations in Costa Mesa, California. This increase was approximately $4.3 million over the corresponding first quarter of the prior year. Contributing to the increase was armor products due to the increased demand by the U.S. Armed Forces for protective armor. Orthodontic brackets also contributed to the increase sales over the year ago quarter because of increased demand by orthodontists for the "Clarity" orthodontic brackets. Additionally, the automotive product line had increased demand over the prior year first quarter due to new orders that were booked in the fourth quarter of 1999 for technical ceramic components by a major diesel engine manufacturer. Also, sales of structural ceramics for semiconductor manufacturing equipment had a slight increase over the prior year quarter due to the continued expansion in the semiconductor industry.

     The Company's Semicon Associates division in Lexington, Kentucky, posted a sales increase of $.2 million as compared to the year ago period. The increase was mainly due to price increases, and to the product mix.

     The Company's Thermo Materials division in Scottdale, George, posted a $.3 million sales increase over the year ago quarter. The increase was attributable to demand by the tool and dye business for composites in forming aerospace alloys. Also contributing was an increase in market share that resulted from a more aggressive sales effort.

     Gross Profit.  The Company's gross profit was $2.9 million or 26% of sales
     ------------
     for the first quarter ended March 31, 2000 compared to $1.2 million or 19% of sales for the prior year's first quarter.

     The Company's Advanced Ceramic Operations in Costa Mesa, California posted gross profit of $1.9 million compared to $.5 million or 280% increase over the year ago quarter. This result was mainly due to higher volume and higher capacity utilization resulting in favorable cost absorption.

     Gross profit for Semicon Associates in Lexington, Kentucky, was $.5 million as compared to $.3 million a year ago. The increase was attributable to volume, price increases, and higher production yields.

     Gross profit for Thermo Materials in Scottdale, Georgia was $.5 million versus $.4 million from the prior year's first quarter. This increase was mainly attributable to volume and the product mix of larger quantities yielding better manufacturing efficiencies than in the year ago quarter.

     Research and Development Expenses.  Expenses for the first quarter ended
     ---------------------------------
     March 31, 2000 and 1999 for the Research and Development Department were $268,000 and $135,000, respectively. This department was set up in 1998 to develop new product lines to grow the business, and the increases for the current period are related to salaries, travel, outside services, materials and tooling.

     In addition, the Company historically has and continues to engage in application engineering to improve and reduce the cost of production and to develop new manufacturing processes. The costs associated with application engineering are generally expensed as incurred and are included in cost of product sales. Expenses for the first quarters ended March 31, 2000 and 1999 for the Application Engineering Department were $87,000 and $109,000, respectively. The decrease in the current year period was mainly attributable to organizational changes.

     Selling Expenses.  Selling expenses were $356,000 for the quarter ended
     ----------------
     March 31, 2000. The above compares to the prior year ago amount of $346,000 for the quarter. Recruiting, travel, salaries, product literature and the addition of a direct salesperson in the United Kingdom contributed to the increase over the prior year quarter and was offset slightly by reclassifying a sales engineer to general and administrative expense, and miscellaneous freight expenses to manufacturing overhead.

     General and Administrative Expenses.  General Administrative expenses were
     -----------------------------------
     $1,148,000 for the quarter ended March 31, 2000. The above compares to the prior year amount of $823,000. Approximately forty percent of the increase was attributable to employee profit sharing, which is in total charged to general and administrative expense. The other increases involved two additional personnel at the Thermo Materials division, organizational reclassifications from other departments at the Advanced Ceramic Operations, investor relations consulting fees, salary increases, and fringe benefits.

     Other Income.  Other income for the quarters ended March 31, 2000 and 1999
     ------------
     were $75,000 and $90,000, respectively. The decrease of $15,000 was caused by a decrease of interest income due to lower cash balances in the current quarter.

     Interest Expense.  Interest expense was $9,000 for the quarter period as
     ----------------
     compared to none in the prior year period. The increase was caused by entering into a capital equipment loan during the third quarter of the prior year.

     Income Taxes.  The Company recorded a $23,000 provision for taxes for the
     ------------
     quarter ended March 31, 2000. The Company has available net operating loss carry forwards of approximately $9.5 million as of March 31, 2000 for Federal income tax purposes. It is anticipated that the Company will utilize all of the net operating loss carry forwards for Federal income tax purposes in the year 2001.

     Net Income.  Reflecting all of the matters discussed above, net income was
     ----------
     $1,156,000 or $.14 per share diluted and basic for the quarter ended March 31, 2000.

     Year 2000 Disclosure.  Many currently installed computer systems and
     --------------------
     software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. This inability to recognize or properly treat the Year 2000 may cause the Company's systems and applications to process critical financial and operational information incorrectly. The Company has and continues to assess any impact of the Year 2000 issue on its reporting systems and operations. The Company did not experience any Year 2000 issues within or outside the Company in the millennium change or the leap year day of February 29, 2000. The costs associated with getting prepared for Year 2000 issues were as previously stated, approximately $150,000. Also, the Company has not experienced any unusual patterns or trends from the Year 2000 issue. The Company will continue to monitor this issue and any changes or trends will be disclosed.

         Liquidity and Capital Resources
         -------------------------------

         The Company generally meets its operating and capital requirements for cash flow from operating activities and borrowings under its credit facilities.

         In November, 1997 the Company entered into a revolving credit agreement with Comerica Bank. The credit facility amount remains at $4,000,000 as of quarter ended March 31, 2000 and no collateral is required of the Company. As of March 31, 2000 there had been no borrowing under this credit facility. Under a separate credit facility with Comerica Bank, the Company entered into a $500,000 capital equipment loan agreement during the third quarter of 1999. The term of the loan is for 60 months with no prepayment penalty.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------

         The Company is exposed to market risks related to fluctuations in interest rates on its debt. Currently, the Company does not utilize interest rate swaps, forward or option contracts on foreign currencies or commodities, or other types of derivative financial instruments. The purpose of the following analysis is to provide a framework to understand the Company's sensitivity to hypothetical changes in interest rates as of March 31, 2000.

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

         As of March 31, 2000, the Company's debt consisted of a $433,000 capital equipment loan at a fixed interest rate of 8.18% due June 28, 2004. The carrying amount is a reasonable estimate of fair value as the rate of interest paid on the note approximates the current rate available for financing with similar terms and maturities.


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

CERADYNE, INC.

By:      /s/Howard F. George
         ------------------
         Howard F. George
         Vice President
         Chief Financial Officer
         (Principal Financial and Accounting Officer)



Dated:  May 12, 2000