Form 10-Q
period 2000-06-30
CERADYNE INC
filed 2000-08-14
CIK 18937

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 2000

         or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
         For the transition period from _________________ to ________________

                         Commission File No. 000-13059

                                CERADYNE, INC.
                                --------------
            (Exact name of Registrant as specified in its charter)

             Delaware                                  33-0055414
-------------------------------------     -------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

   3169 Redhill Avenue, Costa Mesa, CA             92626
-------------------------------------------------------------------------------
 (Address of principal executive)                 (Zip Code)

Registrant's telephone number, including area code  (714) 549-0421
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

                      YES  [X]                      NO  [_]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                             Outstanding at June 30, 2000
-----------------------------------      --------------------------------------

   Common Stock, $.01 par value                      8,238,623 Shares



                                 Page 1 of 18 Pages

                                CERADYNE, INC.


            INDEX                                                  PAGE NO.
            -----                                                  --------
PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

            Statement Regarding Financial Information..............       3

            Consolidated Balance Sheets - June 30, 2000
              and December 31, 1999................................     4-5

            Consolidated Statements of Income -
              Three and Six months ended June 30, 2000 and 1999......     6

            Consolidated Statements of Cash Flow -
              Six months ended June 30, 2000 and 1999................     7

            Condensed Notes to Consolidated Financial Statements...    8-11

Item 2.     Management's Discussion and Analysis of Financial
              Condition & Results of Operations...................... 12-15

Item 3.     Quantitative and Qualitative Disclosures
              About Market Risk...................................... 15-16

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings......................................      16

Items 2,    N/A....................................................      17
  3 and 5

Item 4.     Submission of Matters to Vote of Security Holders......      17

Item 6.     Exhibits and Reports on Form 8-K.......................      17

SIGNATURE..........................................................      18


                                CERADYNE, INC.

                                   FORM 10-Q
                             FOR THE QUARTER ENDED

                                 June 30, 2000


PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements
            --------------------

            The Financial Statements included herein have been prepared by Ceradyne, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information normally included in the Financial Statements prepared in accordance with generally accepted accounting principles has been omitted pursuant to such rules and regulations. However, the Company believes the disclosures are adequate to make the information presented not misleading. The Financial Statements should be read in conjunction with the Financial Statements and notes thereto included in the Company's Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 on Form 10-K for the fiscal year ended December 31, 1999, as filed with the Securities and Exchange Commission on March 30, 2000.

--------------------------------------------------------------------------------
                                CERADYNE, INC.
                          CONSOLIDATED BALANCE SHEETS
                                    ASSETS
                            (Amounts in thousands)
--------------------------------------------------------------------------------
                                              June 30, 2000    December 31, 1999
                                                (Unaudited)
--------------------------------------------------------------------------------
CURRENT ASSETS
  Cash and cash equivalents                        $  2,344          $  1,407
  Accounts receivable, net of
  allowances for doubtful accounts
  of approximately $85 and $39
  at June 30, 2000 and December 31,
  1999, respectively.                                 8,071             5,837
  Other receivables                                      93                98
  Inventories                                         8,902             8,452
  Production tooling                                  1,541             1,343
  Prepaid expenses and other                            705             1,147
                                                   --------          --------
  TOTAL CURRENT ASSETS                               21,656            18,284
                                                   --------          --------
PROPERTY, PLANT AND EQUIPMENT, at cost
  Land                                                  422               422
  Buildings and improvements                          1,825             1,825
  Machinery and equipment                            24,244            23,462
  Leasehold improvements                              2,173             1,870
  Office equipment                                    2,789             2,456
  Construction in progress                              279               700
                                                   --------          --------
                                                     31,732            30,735
  Less accumulated depreciation and amortization    (20,676)          (19,733)
                                                   --------          --------
                                                     11,056            11,002
                                                   --------          --------

COSTS IN EXCESS OF NET ASSETS ACQUIRED,               1,762             1,846
  net of accumulated amortization of $2,155
  and  $2,071 at June 30, 2000 and December
  31, 1999, respectively.

OTHER ASSETS, net of accumulated amortization         1,748             1,761
  of $658 and $645 at June 30, 2000 and            --------          --------
  December 31, 1999, respectively.

TOTAL ASSETS                                       $ 36,222          $ 32,893
                                                   ========          ========

                      See accompanying condensed notes to
                      consolidated financial statements.

--------------------------------------------------------------------------------
                                CERADYNE, INC.
                          CONSOLIDATED BALANCE SHEETS
                     LIABILITIES AND STOCKHOLDERS' EQUITY
                   (Amounts in thousands, except share data)
--------------------------------------------------------------------------------
                                              June 30, 2000    December 31, 1999
                                                (Unaudited)
--------------------------------------------------------------------------------
CURRENT LIABILITIES
  Current maturities of long-term debt             $    100          $    100
  Accounts payable                                    2,205             2,214
  Accrued expenses:
     Payroll and payroll related                        921               665
     Other                                              285               149
                                                   --------          --------
  Total current liabilities                           3,511             3,128
                                                   --------          --------
LONG-TERM DEBT, NET OF CURRENT MATURITIES               308               358
                                                   --------          --------
DEFERRED REVENUE                                        135               270
                                                   --------          --------
STOCKHOLDERS' EQUITY
  Common stock, $.01 par value,
  Authorized - 12,000,000 shares,
  Outstanding - 8,238,623 shares
  and 8,095,848 shares at June 30, 2000
  and December 31, 1999, respectively.               38,537            37,900
  Accumulated deficit                                (6,269)           (8,763)
                                                   --------          --------
  TOTAL STOCKHOLDERS' EQUITY                         32,268            29,137
                                                   --------          --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $ 36,222          $ 32,893
                                                   ========          ========

                      See accompanying condensed notes to
                      consolidated financial statements.

---------------------------------------------------------------------------------------------------------------------------
                                                   CERADYNE, INC.
                                         CONSOLIDATED STATEMENTS OF INCOME
                                   (Amounts in thousands, except per share data)
---------------------------------------------------------------------------------------------------------------------------
                                                   THREE MONTHS                                 SIX MONTHS
                                                      ENDED                                        ENDED
                                                     JUNE 30,                                     JUNE 30,
---------------------------------------------------------------------------------------------------------------------------
                                              2000             1999                        2000            1999
---------------------------------------------------------------------------------------------------------------------------
                                                 (Unaudited)                                  (Unaudited)

NET SALES                                  $11,699              $7,331                 $22,847               $13,636
COST OF PRODUCT SALES                        8,535               5,643                  16,798                10,769
                                           -------              ------                 -------               -------
  Gross profit                               3,164               1,688                   6,049                 2,867
                                           -------              ------                 -------               -------
OPERATING EXPENSES
  General and administrative                 1,082                 841                   2,229                 1,665
  Selling                                      397                 334                     753                   680
  Research and development                     350                 181                     619                   316
                                           -------              ------                 -------               -------
                                             1,829               1,356                   3,601                 2,661
                                           -------              ------                 -------               -------
  Income from operations                     1,335                 332                   2,448                   206
                                           -------              ------                 -------               -------
OTHER (INCOME) EXPENSE:
  Other (income)                               (40)                (78)                   (115)                 (169)
  Interest expense                               9                 ---                      18                   ---
                                           -------              ------
                                               (31)                (78)                    (97)                 (169)
                                           -------              ------
  Income before provision
  (benefit) for income taxes                 1,366                 410                   2,545                   375
PROVISION (BENEFIT) FOR INCOME
TAXES                                           28                   9                      51                   (74)
                                           -------              ------                 -------               -------
NET INCOME                                 $ 1,338              $  401                 $ 2,494               $   449
                                           =======              ======                 =======               =======
BASIC INCOME PER SHARE                     $  0.16              $ 0.05                 $  0.31               $  0.06
                                           =======              ======                 =======               =======
DILUTED INCOME PER SHARE                   $  0.16              $ 0.05                 $  0.30               $  0.06
                                           =======              ======                 =======               =======

                       See accompanying condensed notes
                      consolidated financial statements.

--------------------------------------------------------------------------------
                    CERADYNE, INC.
        CONSOLIDATED STATEMENTS OF CASH FLOWS           SIX MONTHS ENDED
               (Amounts in thousands)                        JUNE 30,
--------------------------------------------------------------------------------
                                                       2000         1999
                                                    (Unaudited)  (Unaudited)
--------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                          $ 2,494      $   449
ADJUSTMENTS TO RECONCILE NET INCOME TO
 NET CASH PROVIDED FROM OPERATING
 ACTIVITIES:
  Depreciation and amortization                         1,039          872
CHANGES IN OPERATING ASSETS AND LIABILITIES:
  Increase in accounts receivable, net                 (2,234)        (290)
  Decrease in other receivables                             5           82
  Increase in inventories                                (450)        (720)
  Increase in production tooling                         (198)          (9)
  Decrease (increase) in prepaid expenses
  and other assets                                        442         (289)
  (Decrease) increase in accounts payable                  (9)         997
  Increase in accrued expenses                            392          126
  Decrease in deferred revenue                           (135)        (135)
NET CASH PROVIDED BY OPERATING ACTIVITIES               1,347        1,083
                                                      -------      -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment             (997)      (1,818)
NET CASH USED IN INVESTING ACTIVITIES                    (997)      (1,818)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                  637           14
  Payments on long-term debt                              (50)         ---
                                                      -------      -------
Net cash provided by financing activities                 587           14
                                                      -------      -------
Increase (decrease) in cash and cash equivalents          937         (721)
                                                      -------      -------
Cash and cash equivalents, beginning of period          1,407        2,870
                                                      -------      -------
Cash and cash equivalents, end of period              $ 2,344      $ 2,149
                                                      =======      =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid                                       $    18      $   ---
  Income taxes paid                                   $    16      $   ---
                                                      =======      =======

                      See accompanying condensed notes to
                      consolidated financial statements.

                                CERADYNE, INC.
             CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2000
                                  (Unaudited)
1.   Basis of Presentation
     ---------------------

     The consolidated financial statements include the financial statements of Ceradyne, Inc. (the Company) and its divisions. All material intercompany accounts and transactions have been eliminated.

2.   Inventories
     -----------

     Inventories are valued at the lower of cost (first in, first out) or market. Inventory costs include the cost of material, labor and manufacturing overhead. The following is a summary of the inventory components as of June 30, 2000 and December 31, 1999 (in thousands):

--------------------- -------------------------- -------------------------
                              JUNE 30, 2000       DECEMBER 31, 1999
--------------------- -------------------------- -------------------------
Raw Materials                     $4,856               $4,454
Work-in-Process                    3,150                3,198
Finished Goods                       896                  800
Total Inventories                 $8,902               $8,452
                                  ======               ======
===================== ========================== ========================

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


--------------------------------------------------------------------------------
                              THREE MONTHS ENDED       SIX MONTHS ENDED
                                    JUNE 30,               JUNE 30,
--------------------------------------------------------------------------------
                               2000        1999        2000        1999
--------------------------------------------------------------------------------
Weighted average number
of shares outstanding        8,188,023   8,056,149    8,150,832    8,055,494

Dilutive stock options and
common stock  warrants         189,023      88,126      174,966       75,740
                             ---------   ---------    ---------    ---------
Number of shares used in
diluted computations         8,377,046   8,144,275    8,325,798    8,131,234
                             =========   =========    =========    =========

4.  Long-Term Debt
    --------------

========================================================
Capital equipment loan bearing              $ 408,000
interest at 8.18% APR.
Payable in monthly installments
of $8,333, expiring August 2004.
--------------------------------------------------------
Less Current Portion                         (100,000)
--------------------------------------------------------
Long-Term Debt                              $ 308,000
========================================================


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

    The Company serves its markets and manages its business through three divisions, each of which has its own manufacturing facilities and administrative and selling functions. The Company's Advanced Ceramic Operations, located in Costa Mesa, California, primarily produces armor and orthodontic products, components for semiconductor equipment, and houses the Company's SRBSN research and development activities. The Company's cathode development and production are handled through its Semicon Associates division located in Lexington, Kentucky. Fused silica products, including missile radomes, are produced at the Company's Thermo Materials division located in Scottdale, Georgia. Ceradyne's manufacturing structure is summarized in the following table:

================================================================================
         FACILITY LOCATION                          PRODUCTS
--------------------------------------------------------------------------------
     Advance Ceramic Operations        . Semiconductor equipment Components
     Costa Mesa, California            . Lightweight ceramic armor
     Approximately 74,000              . Orthodontic ceramic brackets
      square feet                      . Ceralloy/R/ 147 SRBSN wear parts
                                       . Precission ceramics
                                       . Ceralloy/R/ 147 SRBSN diesel/automotive
                                         engine parts
--------------------------------------------------------------------------------
     Semicon Associates                . Microwave ceramic-impregnated dispenser
     Lexington, Kentucky                 cathodes
     Approximately 35,000              . Ion laser ceramic-impregnated dispenser
      square feet                        cathodes
                                       . Samarium cobalt magnets
--------------------------------------------------------------------------------
     Thermo Materials                  . Glass tempering rolls
     Scottdale, Georgia                  (fused silica ceramics)
     Approximately 85,000              . Metallurgical tooling
      square feet                        (fused silica ceramics)
                                       . Missile radomes (fused silica ceramics)
                                       . Castable and other fused silica product
================================================================================

                                 Ceradyne, Inc.
                              Segment Disclosures
                             (Amounts in thousands)

                                         Three Months Ended June 30,

                 Advanced Ceramic Ops  Semicon Associates  Thermo Materials        TOTAL
----------------------------------------------------------------------------------------------
                   2000       1999      2000      1999      2000     1999      2000      1999
----------------------------------------------------------------------------------------------
Revenue          $ 8,026    $ 4,307    $1,971    $1,643    $1,702   $1,381   $11,699   $ 7,331
from             -------    -------    ------    ------    ------   ------   -------   -------
External
Customers

Depreciation     $   399    $   309    $   47    $   83    $   70   $   63   $   516   $   455
and              -------    -------    ------    ------    ------   ------   -------   -------
Amortization

Segment          $   916    $   247    $  311    $  152    $  139   $    2   $ 1,366   $   401
Income           -------    -------    ------    ------    ------   ------   -------   -------
before
provision
(benefit)
for income
taxes

Segment          $26,205    $20,820    $5,982    $6,457    $4,035   $3,667   $36,222   $30,944
Assets           -------    -------    ------    ------    ------   ------   -------   -------

Expenditures     $   329    $   614    $  142    $  117    $  129   $  206   $   600   $   937
for PP&E         -------    -------    ------    ------    ------   ------   -------   -------




                                            Six Months Ended June 30,

                  Advanced Ceramic Ops   Semicon Associates  Thermo Materials        TOTAL
-------------------------------------------------------------------------------------------------
                     2000       1999      2000      1999      2000     1999      2000      1999
-------------------------------------------------------------------------------------------------
Revenue            $15,550     $7,553    $3,740    $3,205    $3,557   $2,878   $22,847    $13,636
from               -------     ------    ------    ------    ------   ------   -------    -------
External
Customers

Depreciation       $   769     $  585    $  143    $  164    $  128   $  123   $ 1,040    $   872
and                -------     ------    ------    ------    ------   ------   -------    -------
Amortization


Segment            $ 1,577     $   81    $  619    $  233    $  349   $  135   $ 2,545    $   449
Income             -------     ------    ------    ------    ------   ------   -------    -------
before
provision
(benefit)
for income
taxes

Expenditures for   $   587     $1,270    $  156    $  224    $  254   $  324   $   997    $ 1,818
PP&E               -------     ------    ------    ------    ------   ------   -------    -------


                    Segment Statement for Net Sales by Area

                          Three Months Ended June 30,

          Advanced Ceramic Ops   Semicon Associates   Thermo Materials       TOTAL
---------------------------------------------------------------------------------------
              2000    1999        2000    1999         2000    1999       2000    1999
---------------------------------------------------------------------------------------
U.S. Net      64%     54%         14%     19%          11%     16%         89%     89%
 Sales

Western        3%      2%          2%      2%           1%      2%          6%      6%
 Europe
 Net Sales

Asia Net       1%      1%          1%      1%           2%      1%          4%      3%
 Sales

Israel Net    ---     ---         ---     ---          ---     ---         ---     ---
 Sales

Canada Net     1%     ---         ---      1%          ---      1%          1%      2%
 Sales

Other         ---     ---         ---     ---          ---     ---         ---     ---
             ----    ----        ----    ----         ----    ----        ----    ----

Total Net     69%     57%         17%     23%          14%     20%        100%    100%
Sales        ====    ====        ====    ====         ====    ====        ====    ====
---------------------------------------------------------------------------------------

                           Six Months Ended June 30,
          Advanced Ceramic Ops  Semicon Associates    Thermo Materials         TOTAL
----------------------------------------------------------------------------------------
             2000    1999           2000    1999        2000    1999        2000    1999
----------------------------------------------------------------------------------------

U.S. Net      63%     51%          14%     20%         12%     17%         89%     88%
 Sales

Western        4%      3%           2%      2%          1%      2%          7%      7%
 Europe
 Net Sales

Asia Net       1%      1%          ---      1%          2%      1%          3%      3%
 Sales

Israel Net    ---     ---          ---     ---         ---     ---         ---     ---
 Sales

Canada Net    ---     ---          ---      1%          1%     ---          1%      1%
 Sales

Other         ---     ---          ---     ---         ---      1%         ---      1%
             ----    ----         ----    ----        ----    ----        ----    ----

Total Net     68%     55%          16%     24%         16%     21%        100%    100%
 Sales       ====    ====         ====    ====        ====    ====        ====    ====
----------------------------------------------------------------------------------------

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

         Preliminary Note Regarding Forward-Looking Statements
         -----------------------------------------------------

         This Quarterly Report on Form 10-Q contains statements which may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934. Forward-looking statements regarding future events and the future performance of the Company involve risks and uncertainties that could cause actual results to differ materially. These risks and uncertainties are described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, as filed with the Securities and Exchange Commission, under "Item 1-Business", including the section therein entitled "Risk Factors", and "Item 7-Management's Discussion and Analysis of Financial Condition and Result of Operations".

         Results of Operations for Quarter and Six Months Ended June 30, 2000
         --------------------------------------------------------------------

         Reference is made to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, for an analysis and detailed discussion of the Company's financial condition and results of operations for the period covered by that report.

         Net Sales.  Net sales for the quarter ended June 30, 2000 were $11.7
         ---------
         million, which represents a 60% or a $4.4 million increase over the corresponding quarter of the prior year. For the six months ended June 30, 2000, net sales were $22.8 million, and this represents a 68% or $9.2 million increase from the prior year's six months.

         The increase in sales as stated above was primarily attributable to the Company's Advanced Ceramic Operations in Costa Mesa, California for both the second quarter and six months compared with the like periods one year ago. The increase for the second quarter was $3.7 million, and for the six month period was $8.0 million. The major increase was in armor products due to increasing demand for protective body armor for both the quarter and six month periods. The industrial/automotive products denoted strong increases in sales for both the quarter and six months, mainly due to demand for ceramic cam rollers for diesel engines. Additionally, orthodontic products also contributed to the increase over the prior year periods due to the increased demand by orthodontists for the Clarity orthodontic brackets.

         The Company's Semicon Associates Division in Lexington, Kentucky, posted a sales increase for the quarter of $.4 million and a six month increase of $.5 million as compared to the prior year periods. The increases were due to an increase in demand by the Company's customers for dispenser cathodes, which are used in microwave tubes for radar and satellite communications. In addition, sales increases were due to modest price increases.

     Additionally, the Company's Thermo Materials Division in Scottdale, Georgia, posted a sales increase for the quarter of $.3 million, and a six month increase of $.7 million as compared to the prior year periods. The increases were attributable to increased demand from a major customer because of their low supply of fused silica inventory. Also contributing was an increase in demand from existing and new customers for the fused silica product line that the Company acquired from Harbison Walker Refractories Company in 1998.

     International sales have been, and are expected to continue to be, an important part of the Company's business, representing 11% of total sales for the second quarter of 2000, which was the same for the comparable period of the prior year. For the six months of 2000, international sales were 11% of total sales versus 12% for the prior year.

     Gross Profit.  The Company's gross profit was $3.2 million or 27% of sales
     ------------
     for the second quarter ended June 30, 2000, compared to $1.7 million or 23% of sales for the prior year's second quarter. For the six months ended June 30, 2000, gross profit was $6.0 million or 27% of sales, compared to $2.9 million or 21% of sales in the six months of 1999.

     The Company's Advanced Ceramic Operations posted gross profit of $2.2 million compared to $1.1 million, or a 100% increase over the year ago quarter. For the six month period gross profit was $4.1 million compared to $1.7 million, or a 141% increase over the year ago period. The favorable results for both periods were mainly due to higher volume and higher capacity utilization resulting in economies of scale.

     Semicon Associates in Lexington, Kentucky, posted gross profit of $.6 million compared to $.4 million, or a 50% increase over the year ago quarter. For the six month period, gross profit was $1.0 million compared to $.6 million, or a 67% increase over the year ago period. The increase in the gross margin for both periods are attributed to slightly higher volume and greater capacity utilization. Additionally, price increases and greater production yields were contributing factors.

     Thermo Materials in Scottdale, Georgia, posted gross profit of $.4 million compared to $.2 million, or a 100% increase over the year ago quarter. For the six month period, gross profit was $.9 million compared to $.6 million, or a 50% increase over the year ago period. The favorable increases in both periods were attributable to volume and the product mix of larger quantities yielding better manufacturing efficiencies than in the prior year periods.

     Research and Development Expenses.  Ceradyne's engineering and research
     ----------------------------------
     efforts consist primarily of ongoing Application Engineering in response to customer requirements, and to the Research and Development Department's focus on new materials technology. All of these efforts are directed to the creation of new products, the modification of existing products to fit specific customer needs, or the development of enhanced ceramic process technology.

     Cost associated with Application Engineering and the Research and Development Departments are expensed as incurred. Expenses for the second quarter ended June 30, 2000 and 1999 for the Research and Development Department were $350,000 and $181,000 respectively, and for the six months period ended June 30, 2000 and 1999 were $619,000 and $316,000 respectively. The increases for the current year periods related to salaries, travel, outside services, materials and small tools. Expenses for the second quarter ended June 30, 2000 and 1999 for the Application Engineering Department were $83,000 and $62,000 respectively, and for the six months period ended June 30, 2000 and 1999 were $170,000 and $147,000 respectively, and are included in cost of product sales. The increases for both current year periods were mainly attributable to an additional engineer and salary increases.

     Selling Expenses.  Selling expenses were $397,000 for the quarter, and
     ----------------
     $753,000 for the six months ended June 30, 2000. The above compares to prior year amounts of $334,000 for the quarter, and $680,000 for the six months ended June 30, 1999. Travel, salaries, product literature, and the addition of a direct salesperson in the United Kingdom contributed to the increase in the quarter and six month period over the prior year periods.

     General and Administrative Expenses.  General and Administrative expenses
     -----------------------------------
     were $1,082,000 for the quarter, and $2,229,000 for the six months ended June 30, 2000. The above compares to prior year amounts of $841,000 for the quarter and $1,665,000 for the six months ended June 30, 1999. The statements below account for both the quarter and six months' increase over the year ago periods. Approximately forty percent of the increase was attributable to employee profit sharing, which was charged to general and administrative expense. Profit sharing was resumed in fiscal 2000 because of the increased profitability of the Company. The other increases involved 2 additional personnel at the Thermo Materials division, organizational reclassifications from other departments at the Advanced Ceramic Operations, and investor relations consulting fees, salary increases, and fringe benefits.

     Other Income.  Other income for the quarters ended June 30, 2000 and 1999
     ------------
     was $40,000 and $78,000 respectively. For the six months ended June 30, 2000 and 1999, other income was $115,000 and $169,000 respectively. The decrease in quarterly and six month totals reflect an expense for profit sharing with employees.

     Interest Expense.  Interest expense for the quarter ended June 30, 2000 was
     ----------------
     $9,000 as compared to none in the prior year period. For the six months ended June 30, 2000 interest expense was $18,000 compared to none in the year ago period. The increase was caused by entering into a capital equipment loan during the third quarter of the prior year.

     Income Taxes.  The Company recorded a $28,000 provision for taxes for the
     ------------
     quarter ended June 30, 2000 resulting in a provision of $51,000 for the six months that ended June 30, 2000. The Company has available net operating loss carry forwards of approximately $8.1 million as of June 30, 2000 for federal income tax purposes. It is anticipated that the Company will utilize all of the net operating loss carry forwards for

         Federal income tax purposes during fiscal year 2001.

         Net Income. Reflecting all of the matters discussed above, net income
         ----------
         was $1,338,000 (or $0.16 per share basic and diluted) for the quarter ended June 30, 2000, and $2,494,000 (or $0.31 per share basic and 0.30 diluted) for the six months ended June 30, 2000.

         Year 2000 Disclosure.  Many currently installed computer systems and
         --------------------
         software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. This inability to recognize or properly treat the Year 2000 may cause the Company's systems and applications to process critical financial and operational information incorrectly. The Company has and continues to assess any impact of the Year 2000 issue on its reporting systems and operations. The Company did not experience any Year 2000 issues within or outside the Company in the millennium change or the leap year day of February 29, 2000. The costs associated with getting prepared for Year 2000 issues were as previously stated, approximately $150,000. Also, the Company has not experienced any unusual patterns or trends from the Year 2000 issue. The Company will continue to monitor this issue and any changes or trends will be disclosed. There were no changes or trends to report as of June 30, 2000.

         Liquidity and Capital Resources
         -------------------------------

         The Company generally meets its operating and capital requirements for cash flow from operating activities and borrowings under its credit facilities.

         In November, 1997 the Company entered into a revolving credit agreement with Comerica Bank. The credit facility amount remains at $4,000,000 as of quarter ended June 30, 2000 and no collateral is required of the Company. As of June 30, 2000 there had been no borrowing under this credit facility. Under a separate credit facility with Comerica Bank, the Company entered into a $500,000 capital equipment loan agreement during the third quarter of 1999. The term of the loan is for 60 months with no prepayment penalty.

         Management believes that its current cash and cash equivalents on hand, cash generated from operations, and the ability to borrow under the existing credit facilities, will be sufficient to finance anticipated capital and operating requirements for at least the next 12 months.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------

         The Company is exposed to market risks related to fluctuations in interest rates on its debt. Currently, the Company does not utilize interest rate swaps, forward or option contracts on foreign currencies or commodities, or other types of derivative financial instruments. The purpose of the following analysis is to provide a framework to understand the Company's sensitivity to hypothetical changes in interest rates as of June 30, 2000.

         The Company utilized debt financing during 1999 primarily for the purpose of acquiring manufacturing equipment. For fixed rate debt, changes in interest rates generally affect the fair market value of the debt instrument, but not the carrying value of the debt instrument or the Company's earnings or cash flow. The Company does not have an obligation to prepay fixed rate debt prior to maturity, and as a result, interest rate risk and changes in fair market value should not have a significant impact on the fixed rate debt until the Company would be required to refinance such debt. The fair market value estimates for debt securities are based on discounting future cash flows utilizing current rates offered to the Company for debt of the same type and remaining maturity.

         As of June 30, 2000, the Company's debt consisted of a $408,000 capital equipment loan at a fixed interest rate of 8.18% due June 28, 2004. The carrying amount is a reasonable estimate of fair value as the rate of interest paid on the note approximates the current rate available for financing with similar terms and maturities.


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

         The Company is, from time to time, involved in various legal and other proceedings that relate to the ordinary course of operating its business, including, but not limited to, employment-related actions and workers' compensation claims.

         In October 1995, February 1997, August 1997, February 1999 and December 1999, the Company, along with others, was served with six different complaints that were filed by nine former employees of one of the Company's customers, and eight spouses. The complaints, filed in the United States District Court, Eastern District of Tennessee, allege that the customers' employees contracted chronic beryllium disease as a result of their exposure to beryllium-containing products sold by Ceradyne and others. One complaint seeks compensatory damages in the amount of $3.0 million for the husbands, $1.0 million for the four spouses, and punitive damages in the amount of $5.0 million. Four other complaints each seek compensatory damages in the amount of $5.0 million for the four husbands, $1.0 million for the spouses, and punitive damages in the amount of $10.0 million. The final complaint seeks compensatory damages in the amount of $5.0 million for an individual and punitive damages in the amount of $10.0 million. The Company believes that the plaintiffs' claims are without merit and that the resolution of these matters will not have a material adverse effect on the financial condition or operations of the Company. Defense of these cases has been tendered to the Company's insurance carriers, some of which are providing a defense subject to a reservation of rights. There can be no assurances, however, that these claims will be covered by insurance, or that, if covered, the amount of insurance will be sufficient to cover any potential judgments.

Item 2.    N/A

Item 3.    N/A

Item 4.    Submission of Matter to Vote of Security Holders
           ------------------------------------------------

           The following matters were voted upon at the Annual Meeting of Stockholders held on July 28, 2000.

           (A) The following seven persons were elected as Directors of the Company to serve until the next annual meeting of stockholders or until their successors are elected and have qualified:

           _______________________________________________________________________________________________
                                                               NUMBER OF SHARES
                                                   FOR                              AUTHORITY WITHHELD
           _______________________________________________________________________________________________
           J.P. Moskowitz                        7,150,707                                 23,743
           L.M. Allenstein                       7,150,948                                 23,502
           R.A. Alliegro                         7,150,948                                 23,502
           P.N. Blumberg                         7,150,948                                 23,502
           F. Edelstein                          7,150,948                                 23,502
           W.D. Godbold, Jr.                     7,150,448                                 24,002
           M.L. Lohr                             7,150,948                                 23,502
           _______________________________________________________________________________________________

           (B) The approval of an amendment to increase the number of shares of Common Stock authorized for issuance by 150,000 shares to 800,000 shares of Common Stock under the Company's 1994 Stock Incentive Plan.

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

Dated:  August 12, 2000