Form 10-Q
period 2000-09-30
CERADYNE INC
filed 2000-11-13
CIK 18937

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
---
      EXCHANGE ACT OF 1934
      For the quarterly period ended September 30, 2000

      or

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
      For the transition period from ________________________________ to

                         Commission File No. 000-13059

                                CERADYNE, INC.
                                --------------
            (Exact name of Registrant as specified in its charter)


           Delaware                                                   33-0055414
-------------------------------------   ----------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

  3169 Redhill Avenue, Costa Mesa, CA             92626
-------------------------------------------------------
 (Address of principal executive)             (Zip Code)

Registrant's telephone number, including area code  (714) 549-0421
                                                     -------------
                              N/A
---------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     YES  X                    NO _____
                         ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                Outstanding at September 30, 2000
--------------------------------        ----------------------------------------

Common Stock, $.01 par value                          8,268,548 Shares

                              Page 1 of 18 Pages

                                 CERADYNE, INC.

             INDEX                                                      PAGE NO.
             -----                                                      -------
PART I.      FINANCIAL INFORMATION

Item 1.      Financial Statements

             Statement Regarding Financial Information..................       3

             Consolidated Balance Sheets - September 30, 2000 and
             December 31, 1999..........................................     4-5

             Consolidated Statements of Income - Three and Nine months
             ended September 30, 2000 and 1999..........................       6

             Consolidated Statements of Cash Flow - Nine months ended
             September 30, 2000 and 1999................................       7

             Condensed Notes to Consolidated Financial Statements.......    8-11

Item 2.      Management's Discussion and Analysis of Financial Condition
             & Results of Operations....................................   12-15

Item 3.      Quantitative and Qualitative Disclosures About Market
             Risk.......................................................   15-16

PART II.     OTHER INFORMATION

Item 1.      Legal Proceedings..........................................      16

Items 2, 3,  N/A........................................................      16
  4 and 5

Item 6.      Exhibits and Reports on Form 8-K..........................       17

SIGNATURE..............................................................       18

                                CERADYNE, INC.

                                   FORM 10-Q
                             FOR THE QUARTER ENDED

                              September 30, 2000



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

================================================================================================================
                                                CERADYNE, INC.
                                          CONSOLIDATED BALANCE SHEETS
                                                    ASSETS
                                            (Amounts in thousands)
----------------------------------------------------------------------------------------------------------------
                                                               September 30, 2000          December 31, 1999
                                                                  (Unaudited)
================================================================================================================
CURRENT ASSETS
----------------------------------------------------------------------------------------------------------------
  Cash and cash equivalents                                              $  4,238                   $  1,407
----------------------------------------------------------------------------------------------------------------
  Accounts receivable, net of allowances for doubtful                       7,655                      5,837
        accounts of approximately $106 and $39 at September
        30, 2000 and December 31, 1999, respectively.
----------------------------------------------------------------------------------------------------------------
  Other receivables                                                            76                         98
----------------------------------------------------------------------------------------------------------------
  Inventories                                                               8,552                      8,452
----------------------------------------------------------------------------------------------------------------
  Production tooling                                                        1,654                      1,343
----------------------------------------------------------------------------------------------------------------
  Prepaid expenses and other                                                  768                      1,147
                                                                         --------                   --------
----------------------------------------------------------------------------------------------------------------
  TOTAL CURRENT ASSETS                                                     22,943                     18,284
                                                                         --------                   --------
----------------------------------------------------------------------------------------------------------------
PROPERTY, PLANT AND EQUIPMENT, at cost
----------------------------------------------------------------------------------------------------------------
  Land                                                                        422                        422
----------------------------------------------------------------------------------------------------------------
  Buildings and improvements                                                1,825                      1,825
----------------------------------------------------------------------------------------------------------------
  Machinery and equipment                                                  24,914                     23,462
----------------------------------------------------------------------------------------------------------------
  Leasehold improvements                                                    2,191                      1,870
----------------------------------------------------------------------------------------------------------------
  Office equipment                                                          2,937                      2,456
----------------------------------------------------------------------------------------------------------------
  Construction in progress                                                    152                        700
                                                                         --------                   --------
----------------------------------------------------------------------------------------------------------------
                                                                           32,441                     30,735
----------------------------------------------------------------------------------------------------------------
  Less accumulated depreciation and amortization                          (21,205)                   (19,733)
                                                                         --------                   --------
----------------------------------------------------------------------------------------------------------------
                                                                           11,236                     11,002
                                                                         --------                   --------
----------------------------------------------------------------------------------------------------------------
COSTS IN EXCESS OF NET ASSETS ACQUIRED,                                     1,721                      1,846
  net of accumulated amortization of $2,196 and $2,071 at
   September 30, 2000 and December 31, 1999, respectively.
----------------------------------------------------------------------------------------------------------------
OTHER ASSETS, net of accumulated amortization                               1,741                      1,761
  of $665 and $645 at September 30, 2000 and                             --------                   --------
  December 31, 1999, respectively.
----------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                             $ 37,641                   $ 32,893
                                                                         ========                   ========
================================================================================================================

                      See accompanying condensed notes to
                      consolidated financial statements.

========================================================================================================================
                                                    CERADYNE, INC.
                                              CONSOLIDATED BALANCE SHEETS
                                         LIABILITIES AND SHAREHOLDERS' EQUITY
                                       (Amounts in thousands, except share data)
------------------------------------------------------------------------------------------------------------------------
                                                                       September 30, 2000           December 31, 1999
                                                                           (Unaudited)
========================================================================================================================
CURRENT LIABILITIES
------------------------------------------------------------------------------------------------------------------------
  Current maturities of long-term debt                                            $   100                     $   100
------------------------------------------------------------------------------------------------------------------------
  Accounts payable                                                                  2,139                       2,214
------------------------------------------------------------------------------------------------------------------------
  Accrued expenses:
------------------------------------------------------------------------------------------------------------------------
       Payroll and payroll related                                                    915                         665
------------------------------------------------------------------------------------------------------------------------
       Other                                                                          342                         149
                                                                                  -------                     -------
------------------------------------------------------------------------------------------------------------------------
  Total current liabilities                                                         3,496                       3,128
                                                                                  -------                     -------
------------------------------------------------------------------------------------------------------------------------
LONG-TERM DEBT, NET OF CURRENT MATURITIES                                             283                         358
                                                                                  -------                     -------
------------------------------------------------------------------------------------------------------------------------
DEFERRED REVENUE                                                                       67                         270
                                                                                                              -------
------------------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------------
  Common stock, $.01 par value,
  Authorized - 12,000,000 shares,
  Outstanding - 8,268,548 shares
  and 8,095,848 shares at September 30, 2000
  and December 31, 1999, respectively.                                             38,655                      37,900
------------------------------------------------------------------------------------------------------------------------
  Accumulated deficit                                                              (4,860)                     (8,763)
                                                                                    -----                       -----
------------------------------------------------------------------------------------------------------------------------
  TOTAL STOCKHOLDERS' EQUITY                                                       33,795                      29,137
                                                                                  -------                     -------
------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $37,641                     $32,893
                                                                                  =======                     =======
=========================================================================================================================

                      See accompanying condensed notes to
                      consolidated financial statements.

=========================================================================================
                                     CERADYNE, INC.
                            CONSOLIDATED STATEMENTS OF INCOME
                      (Amounts in thousands, except per share data)
=========================================================================================
                                                   THREE MONTHS          NINE MONTHS
                                                       ENDED                ENDED
                                                   SEPTEMBER 30,        SEPTEMBER 30,

-----------------------------------------------------------------------------------------
                                                 2000       1999         2000      1999
=========================================================================================
                                                   (Unaudited)             (Unaudited)
-----------------------------------------------------------------------------------------
NET SALES                                     $11,493     $7,810      $34,340   $21,446
-----------------------------------------------------------------------------------------
COST OF PRODUCT SALES                           8,263      6,034       25,061    16,803
                                               ------      -----       ------    ------
-----------------------------------------------------------------------------------------
  Gross profit                                  3,230      1,776        9,279     4,643
                                                -----      -----        -----     -----
-----------------------------------------------------------------------------------------
OPERATING EXPENSES
-----------------------------------------------------------------------------------------
  Research and development                        330        113          949       429
-----------------------------------------------------------------------------------------
  Selling                                         444        395        1,197     1,075
-----------------------------------------------------------------------------------------
  General and administrative                    1,142        866        3,371     2,531
                                                -----        ---        -----     -----
-----------------------------------------------------------------------------------------
                                                1,916      1,374        5,517     4,035
                                                -----      -----        -----     -----
-----------------------------------------------------------------------------------------
  Income from operations                        1,314        402        3,762       608
                                                -----        ---        -----       ---
-----------------------------------------------------------------------------------------
OTHER (INCOME) EXPENSE:
-----------------------------------------------------------------------------------------
  Other (income)                                 (132)      (110)        (247)     (279)
-----------------------------------------------------------------------------------------
  Interest expense                                  8          6           26         6
                                                    -          -           --         -
-----------------------------------------------------------------------------------------
                                                 (124)      (104)        (221)     (273)
-----------------------------------------------------------------------------------------
  Income before provision                       1,438        506        3,983       881
  (benefit) for income taxes
-----------------------------------------------------------------------------------------
PROVISION (BENEFIT) FOR INCOME TAXES               29         10           80       (64)
                                                   --         --           --        --
-----------------------------------------------------------------------------------------
NET INCOME                                    $ 1,409     $  496      $ 3,903   $   945
                                                =====        ===        =====       ===
-----------------------------------------------------------------------------------------
BASIC INCOME PER SHARE                        $  0.17     $ 0.06      $  0.48   $  0.12
                                                 ====       ====         ====      ====
-----------------------------------------------------------------------------------------
DILUTED INCOME PER SHARE                      $  0.17     $ 0.06      $  0.47   $  0.12
                                                 ====       ====         ====      ====
=========================================================================================

                      See accompanying condensed notes to
                      consolidated financial statements.

====================================================================================================================
                                   CERADYNE, INC.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS                                 NINE MONTHS ENDED
                               (Amounts in thousands)                                          SEPTEMBER 30,
--------------------------------------------------------------------------------------------------------------------
                                                                                            2000           1999
                                                                                        (Unaudited)     (Unaudited)
====================================================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES:
--------------------------------------------------------------------------------------------------------------------
  Net income                                                                                $ 3,903         $   945
--------------------------------------------------------------------------------------------------------------------
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
--------------------------------------------------------------------------------------------------------------------
  Depreciation and amortization                                                               1,617           1,344
--------------------------------------------------------------------------------------------------------------------
CHANGES IN OPERATING ASSETS AND LIABILITIES:
--------------------------------------------------------------------------------------------------------------------
  Increase in accounts receivable, net                                                       (1,818)           (870)
--------------------------------------------------------------------------------------------------------------------
  Decrease in other receivables                                                                  22              55
--------------------------------------------------------------------------------------------------------------------
  Increase in inventories                                                                      (100)           (821)
--------------------------------------------------------------------------------------------------------------------
  Increase in production tooling                                                               (311)           (319)
--------------------------------------------------------------------------------------------------------------------
  Decrease (increase) in prepaid expenses and other assets                                      379            (238)
--------------------------------------------------------------------------------------------------------------------
  (Decrease) increase in accounts payable                                                       (75)            707
--------------------------------------------------------------------------------------------------------------------
  Increase in accrued expenses                                                                  443              68
--------------------------------------------------------------------------------------------------------------------
  Decrease in deferred revenue                                                                 (203)           (203)
                                                                                                ---             ---
--------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                     3,857             668
                                                                                              -----             ---
--------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
--------------------------------------------------------------------------------------------------------------------
  Purchases of property, plant and equipment                                                 (1,706)         (2,607)
                                                                                              -----           -----
--------------------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                                        (1,706)         (2,607)
                                                                                              -----           -----
--------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
--------------------------------------------------------------------------------------------------------------------
  Proceeds from issuance of common stock                                                        755             125
--------------------------------------------------------------------------------------------------------------------
      Payments on long-term debt                                                                (75)            483
                                                                                                 --             ---
--------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                       680             608
                                                                                                ---             ---
--------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                                              2,831          (1,331)
                                                                                              -----
--------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, beginning of period                                                1,407           2,870
                                                                                              -----           -----
--------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                                    $ 4,238         $ 1,539
                                                                                              =====           =====
--------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
--------------------------------------------------------------------------------------------------------------------
  Interest paid                                                                             $    26         $     6
===================================================================================================================
  Income taxes paid                                                                         $    51         $     2
===================================================================================================================

                      See accompanying condensed notes to
                      consolidated financial statements.

                                CERADYNE, INC.
             CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 2000
                                  (Unaudited)
1.   Basis of Presentation
     ---------------------

     The consolidated financial statements include the financial statements of Ceradyne, Inc. (the Company) and its divisions. All material intercompany accounts and transactions have been eliminated.

2.   Inventories
     -----------

     Inventories are valued at the lower of cost (first in, first out) or market. Inventory costs include the cost of material, labor and manufacturing overhead. The following is a summary of the inventory components as of September 30, 2000 and December 31, 1999 (in thousands):

                                SEPTEMBER 30, 2000        DECEMBER 31, 1999
     ===========================================================================
     Raw Materials                    $4,209                    $4,454
     ---------------------------------------------------------------------------
     Work-in-Process                   3,329                     3,198
     ---------------------------------------------------------------------------
     Finished Goods                    1,014                       800
     ---------------------------------------------------------------------------
     Total Inventories                $8,552                    $8,452
                                      ======                    ======
     ===========================================================================

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

      ===========================================================================================
                                                        THREE MONTHS ENDED     NINE MONTHS ENDED
                                                           SEPTEMBER 30,         SEPTEMBER 30,
     --------------------------------------------------------------------------------------------
                                                          2000       1999       2000       1999
     ============================================================================================
     Weighted average number of shares outstanding   8,260,110  8,080,000  8,187,258  8,064,000
     --------------------------------------------------------------------------------------------

     Dilutive stock options and common stock           208,390    147,000    189,072     99,000
      warrants                                         -------    -------    -------     ------
     --------------------------------------------------------------------------------------------
     Number of shares used in diluted computations   8,468,500  8,227,000  8,376,330  8,163,000
                                                     =========  =========  =========  =========
     ============================================================================================

4.  Long-Term Debt
    --------------

     ===========================================================
      Capital equipment loan bearing                $ 383,000
      interest at 8.18% APR. Payable in
      monthly installments of $8,333,
      expiring August 2004.
     -----------------------------------------------------------
     Less Current Portion                            (100,000)
                                                      -------
     -----------------------------------------------------------
     Long-Term Debt                                 $ 283,000
     ===========================================================


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

     The Company serves its markets and manages its business through three divisions, each of which has its own manufacturing facilities and administrative and selling functions. The Company's Advanced Ceramic Operations, located in Costa Mesa, California, primarily produces armor and orthodontic products, components for semiconductor equipment, and houses the Company's SRBSN research and development activities. The Company's cathode development and production are handled through its Semicon Associates division located in Lexington, Kentucky. Fused silica products, including missile radomes, are produced at the Company's Thermo Materials division located in Scottdale, Georgia. Ceradyne's manufacturing structure is summarized in the following table:

     ===============================================================================================
          FACILITY LOCATION                              PRODUCTS
     -----------------------------------------------------------------------------------------------
     Advanced Ceramic Operations            . Semiconductor Equipment Components
     Costa Mesa, California                 . Lightweight ceramic armor
     Approximately 74,000 square feet       . Orthodontic ceramic brackets
                                            . Ceralloy(R) 147 SRBSN wear parts
                                            . Precision ceramics
                                            . Ceralloy(R) 147 SRBSN diesel/automotive engine parts
     -----------------------------------------------------------------------------------------------
     Semicon Associates                     . Microwave ceramic-impregnated dispenser cathodes
     Lexington, Kentucky                    . Ion laser ceramic-impregnated dispenser cathodes
     Approximately 35,000 square feet       . Samarium cobalt magnets
     -----------------------------------------------------------------------------------------------
     Thermo Materials                       . Glass tempering rolls (fused silica ceramics)
     Scottdale, Georgia                     . Metallurgical tooling (fused silica ceramics)
     Approximately 85,000 square feet       . Missile radomes (fused silica ceramics)
                                            . Castable and other fused silica product
     ===============================================================================================

                                Ceradyne, Inc.
                              Segment Disclosures
                            (Amounts in thousands)

                       Three Months Ended September 30,

                  Advanced Ceramic Ops  Semicon   Associates   Thermo Materials         Total
--------------------------------------------------------------------------------------------------
                     2000      1999        2000      1999       2000      1999     2000       1999
--------------------------------------------------------------------------------------------------
Revenue from      $ 7,991   $ 4,519      $1,741    $1,650     $1,761    $1,641  $11,493    $ 7,810
External          -------   -------      ------    ------     ------    ------  -------    -------
Customers

Depreciation      $   388   $   334      $  104    $   89     $   85    $   49  $   577    $   472
and               -------   -------      ------    ------     ------    ------  -------    -------
Amortization

Segment Income    $   962   $   266      $  222    $  136     $  254    $  104  $ 1,438    $   506
before            -------   -------      ------    ------     ------    ------  -------    -------
provision
(benefit) for
income  taxes

Segment Assets    $27,107   $21,630      $6,057    $6,160     $4,477    $3,828  $37,641    $31,618
                  -------   -------      ------    ------     ------    ------  -------    -------

Expenditures      $   359   $   630      $  157    $   60     $  193    $   98  $   709    $   788
for PP&E          -------   -------      ------    ------     ------    ------  -------    -------
--------------------------------------------------------------------------------------------------


                        Nine Months Ended September 30,

                  Advanced Ceramic Ops  Semicon   Associates   Thermo Materials         Total
--------------------------------------------------------------------------------------------------
                     2000      1999        2000      1999       2000      1999     2000       1999
--------------------------------------------------------------------------------------------------
Revenue from      $23,541   $12,072      $5,481    $4,855     $5,318    $4,519  $34,340    $21,446
External          -------   -------      ------    ------     ------    ------  -------    -------
Customers

Depreciation      $ 1,157   $   919      $  247    $  253     $  213    $  172  $ 1,617    $ 1,344
and               -------   -------      ------    ------     ------    ------  -------    -------
Amortization

Segment Income    $ 2,539   $   272      $  841    $  368     $  603    $  241  $ 3,983    $   881
before            -------   -------      ------    ------     ------    ------  -------    -------
provision
(benefit) for
income taxes

Expenditures      $   946   $ 1,901      $  313    $  284     $  447    $  422  $ 1,706    $ 2,607
for PP&E          -------   -------      ------    ------     ------    ------  -------    -------
                ----------------------------------------------------------------------------------

                    Segment Statement for Net Sales by Area

                       Three Months Ended September 30,

               Advanced Ceramic Ops  Semicon Associates Thermo Materials       Total
---------------------------------------------------------------------------------------
                  2000   1999          2000   1999       2000   1999      2000   1999
---------------------------------------------------------------------------------------
U.S. Net Sales     67%    54%           12%    18%        10%    16%       89%    88%

Western Europe      2%     3%            3%     1%        --      1%        5%     5%
Net Sales

Asia Net Sales      1%     1%            1%     1%         2%     3%        4%     5%

Israel Net         --     --            --     --         --     --        --     --
Sales

Canada Net         --     --            --      1%         2%     1%        2%     2%
Sales

Other              --     --            --     --         --     --        --     --
                 ----   ----          ----   ----       ----   ----      ----   ----

Total Net Sales    70%    58%           16%    21%        14%    21%      100%   100%
                 ====   ====          ====   ====       ====   ====      ====   ====
               ------------------------------------------------------------------------


                        Nine Months Ended September 30,

               Advanced Ceramic Ops  Semicon Associates Thermo Materials       Total
---------------------------------------------------------------------------------------
                  2000   1999          2000   1999       2000   1999      2000   1999
---------------------------------------------------------------------------------------

U.S. Net Sales     64%    52%           13%    19%        12%    17%       89%    88%

Western Europe      3%     3%            2%     2%         1%     2%        6%     7%
Net Sales

Asia Net Sales      1%     1%            1%     1%         2%     2%        4%     4%

Israel Net         --     --            --     --         --     --        --     --
Sales

Canada Net         --     --            --      1%         1%    --         1%     1%
Sales

Other              --     --            --     --         --     --        --     --
                 ----   ----          ----   ----       ----   ----      ----   ----

Total Net Sales    68%    56%           16%    23%        16%    21%      100%   100%
                 ====   ====          ====   ====       ====   ====      ====   ====
               ------------------------------------------------------------------------

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

        Results of Operations for Quarter and Nine Months Ended September 30,
        ---------------------------------------------------------------------
        2000
        ----

        Reference is made to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, for an analysis and detailed discussion of the Company's financial condition and results of operations for the period covered by that report.

        Net Sales. Net sales for the quarter ended September 30, 2000 were $11.5
        ---------
        million, which represents a 47% or a $3.7 million increase over the corresponding quarter of the prior year. For the nine months ended September 30, 2000, net sales were $34.3 million, and this represents a 60% or $12.9 million increase from the prior year's nine months.

        The increase in sales as stated above was primarily attributable to the Company's Advanced Ceramic Operations in Costa Mesa, California for both the third quarter and nine months compared with the like periods one year ago. The increase for the third quarter was $3.5 million, and for the nine month period was $11.5 million over the year ago periods, respectively. The major increase was in armor products due to increasing demand for protective body armor for both the quarter and nine month periods. The industrial/automotive products denoted strong increases in sales for both the quarter and nine months, mainly due to demand for ceramic cam rollers for diesel engines. Additionally, orthodontic products contributed to the increase over the prior nine month period due to the increased demand by orthodontists for the Clarity orthodontic brackets; however, the sales volume for the third quarter was approximately the same as the prior year quarter.

        The Company's Semicon Associates Division in Lexington, Kentucky, posted a sales increase for the quarter of $.1 million and a nine month increase of $.6 million as compared to the prior year periods. The increases were due to an increase in demand by the Company's customers for dispenser cathodes, which are used in microwave tubes for radar and satellite communications. In addition, sales increases were due to modest price increases.

     Additionally, the Company's Thermo Materials Division in Scottdale, Georgia, posted a sales increase for the quarter of $.1 million, and a nine month increase of $.8 million as compared to the prior year periods. The increases were attributable to increased demand from a major customer because of their low supply of fused silica inventory. Also contributing was an increase in demand from existing and new customers for the fused silica product line that the Company acquired from Harbison Walker Refractories Company in 1998.

     International sales have been, and are expected to continue to be, an important part of the Company's business, representing 11% of total sales for the third quarter of 2000, which was 12% for the comparable period of the prior year. For the nine months of 2000, international sales were 11% of total sales versus 12% for the prior year.

     Gross Profit.  The Company's gross profit was $3.2 million or 28% of sales
     ------------
     for the third quarter ended September 30, 2000, compared to $1.8 million or 23% of sales for the prior year's third quarter. For the nine months ended September 30, 2000, gross profit was $9.3 million or 27% of sales, compared to $4.6 million or 22% of sales in the nine months of 1999.

     The Company's Advanced Ceramic Operations posted gross profit of $2.3 million compared to $1.2 million, or a 92% increase over the year ago quarter. For the nine month period gross profit was $6.4 million compared to $2.8 million, or a 129% increase over the year ago period. The favorable results for both periods were mainly due to higher volume and higher capacity utilization resulting in economies of scale.

     Semicon Associates in Lexington, Kentucky, posted gross profit of $.4 million compared to $.3 million, or a 33% increase over the year ago quarter. For the nine month period, gross profit was $1.5 million compared to $.9 million, or a 67% increase over the year ago period. The increase for both periods is attributed to higher volume and greater capacity utilization. Additionally, price increases and improvement in production yields were contributing factors.

     Thermo Materials in Scottdale, Georgia, posted gross profit of $.5 million compared to $.3 million, or a 67% increase over the year ago quarter. For the nine month period, gross profit was $1.4 million compared to $.9 million, or a 56% increase over the year ago period. The favorable increases in both periods were attributable to volume and the product mix of larger quantities yielding better manufacturing efficiencies than in the prior year periods.

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

     Cost associated with Application Engineering and the Research and Development Departments are expensed as incurred. Expenses for the third quarter ended September 30, 2000 and 1999 for the Research and Development Department were $330,000 and $113,000, respectively, and for the nine months period ended September 30, 2000 and 1999 were $949,000 and $429,000, respectively. The increases for the current year periods related to salaries, travel, outside services, materials and small tools. Expenses for the third quarter ended September 30, 2000 and 1999 for the Application Engineering Department were $94,000 and $68,000, respectively, and for the nine months period ended September 30, 2000 and 1999 were $264,000 and $208,000, respectively, and are included in cost of product sales. The increases for the current year periods were mainly attributable to an additional engineer and other salary increases.

     Selling Expenses.  Selling expenses were $444,000 for the quarter, and
     ----------------
     $1,197,000 for the nine months ended September 30, 2000. The above compares to prior year amounts of $395,000 for the quarter, and $1,075,000 for the nine months ended September 30, 1999. Travel, salaries, product literature, commissions, and the addition of a direct salesperson in the United Kingdom contributed to the increase in the three and nine month periods over the prior year periods.

     General and Administrative Expenses.  General and Administrative expenses
     -----------------------------------
     were $1,142,000 for the quarter, and $3,371,000 for the nine months ended September 30, 2000. The above compares to prior year amounts of $866,000 for the quarter and $2,531,000 for the nine months ended September 30, 1999. The statements below account for both the quarter and nine months' increase over the year ago periods. Approximately fifty percent of the increase was attributable to employee profit sharing, which was charged to general and administrative expense. Profit sharing was resumed in fiscal 2000 because of the increased profitability of the Company. The other increases involved two additional personnel at the Thermo Materials division, investor relations consulting fees, salary increases, and fringe benefits.

     Other Income.  Other income for the quarters ended September 30, 2000 and
     ------------
     1999 was $132,000 and $110,000, respectively. For the nine months ended September 30, 2000 and 1999, other income was $247,000 and $279,000, respectively. The increase for the current third quarter over the prior year ago quarter was mainly due to interest income from increases in cash accounts. The decrease for the nine month period from the year ago period is the result of a royalty income reduction. The Company, along with its partner 3M, has introduced new orthodontic brackets called Clarity and this effort has resulted in a reduction of competitors who had paid the Company royalties. Thus, the company has increased its share of this market.

     Interest Expense.  Interest expense for the quarter ended September 30,
     ----------------
     2000 was $8,000 as compared to $6,000 in the prior year period. For the nine months ended September 30, 2000 interest expense was $26,000 compared to $6,000 in the year ago period. The increase was caused by entering into a capital equipment loan during the third quarter of the prior year.

        Income Taxes. The Company recorded a $29,000 provision for taxes for the
        ------------
        quarter ended September 30, 2000 resulting in a provision of $80,000 for the nine months that ended September 30, 2000. The Company has available net operating loss carry forward of approximately $6.7 million as of September 30, 2000 for federal income tax purposes. It is anticipated that the Company will utilize all of the net operating loss carry forward for Federal income tax purposes during fiscal year 2001.

        Net Income. Reflecting all of the matters discussed above, net income
        ----------
        was $1,409,000 (or $0.17 per share basic and diluted) for the quarter ended September 30, 2000, and $3,903,000 (or $0.48 per share basic and 0.47 diluted) for the nine months ended September 30, 2000.

        Liquidity and Capital Resources
        -------------------------------

        The Company generally meets its operating and capital requirements for cash flow from operating activities and borrowings under its credit facilities.

        In November, 1997 the Company entered into a revolving credit agreement with Comerica Bank. The credit facility amount remains at $4,000,000 as of quarter ended September 30, 2000. As of September 30, 2000 there had been no borrowing under this credit facility. Under a separate credit facility with Comerica Bank, the Company entered into a $500,000 capital equipment loan agreement during the third quarter of 1999. The term of the loan is for 60 months with no prepayment penalty.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
        ----------------------------------------------------------

        The Company is exposed to market risks related to fluctuations in interest rates on its debt. Currently, the Company does not utilize interest rate swaps, forward or option contracts on foreign currencies or commodities, or other types of derivative financial instruments. The purpose of the following analysis is to provide a framework to understand the Company's sensitivity to hypothetical changes in interest rates as of September 30, 2000.

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

         As of September 30, 2000, the Company's debt consisted of a $383,000 capital equipment loan at a fixed interest rate of 8.18% due June 28, 2004. The carrying amount is a reasonable estimate of fair value as the rate of interest paid on the note approximates the current rate available for financing with similar terms and maturities.


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

         The Company is, from time to time, involved in various legal and other proceedings that relate to the ordinary course of operating its business, including, but not limited to, employment-related actions and workers' compensation claims.

         From October 1995 through December 1999, the Company, along with others, was served with seven different complaints that were filed by ten former employees of one of the Company's customers, and seven spouses. The complaints, filed in the United States District Court, Eastern District of Tennessee, allege that the customers' employees contracted chronic beryllium disease as a result of their exposure to beryllium-containing products sold by Ceradyne and others. The total of all the above complaints seeks compensatory damages in the amount of $53 million and punitive damages in the amount of $120 million.

         Also, in September 2000, the Company was served with a cross complaint from the Company's lessor who received a complaint from an employee of the Company alleging he contacted chronic beryllium disease. The complaint seeks legal expense reimbursement from the Company. This complaint was filed in the Superior Court of the State of California in Santa Ana, California.

         The Company believes that all above plaintiffs' claims are without merit and that the resolution of these matters will not have a material adverse effect on the financial condition or operations of the Company. Defense of these cases has been tendered to the Company's insurance carriers, some of which are providing a defense subject to a reservation of rights. There can be no assurances, however, that these claims will be covered by insurance, or that, if covered, the amount of insurance will be sufficient to cover any potential judgments.

Item 2.  N/A

Item 3.  N/A

Item 4.  NA

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



Dated: November 13, 2000