Form 10-K405
period 2000-12-31
CERADYNE INC
filed 2001-03-28
CIK 18937

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-K
[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the Fiscal Year Ending December 31, 2000

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No fee required)
      For the transition period from _____ to _____

                         Commission File No. 000-13059

                                CERADYNE, INC.
                                --------------
            (Exact name of Registrant as specified in its charter)

            Delaware                               33-0055414
 -------------------------------     ---------------------------------------
 (State or other jurisdiction of     (I.R.S. Employer Identification Number)
  incorporation or organization)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

The aggregate market value (based on the closing price at which stock was sold) of the voting shares held by non-affiliates of the registrant as of February 2, 2001 was $63,955,395.

As of February 2, 2001, the number of shares of the registrant's Common Stock outstanding was 8,295,042.

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

Item 1.  Business
         --------

Introduction

Ceradyne, Inc. ("Ceradyne" or the "Company") develops, manufactures and markets advanced technical ceramic products and components for industrial, defense, consumer, electronic, and microwave communications applications. In many high performance applications, products made of advanced technical ceramics meet specifications that similar products made of metals or plastics cannot achieve. Advanced technical ceramics can withstand extremely high temperatures, combine hardness with light weight, are highly resistant to corrosion and wear, and have excellent electrical insulation capability and other special electronic properties.

Ceradyne's technology was originally developed primarily for defense and aerospace applications which have historically represented a substantial portion of its business. However, the Company has diversified its product lines based on the development of new ceramic materials' applications for domestic and international markets. The Company continues to serve its historical customer base which accounts for a substantial portion of Ceradyne's business.

The Company derives a portion of its revenues from its traditional products, lightweight ceramic armor for military helicopters and microwave tube products. However, newer products developed or being developed by the Company for defense, industrial and consumer applications represent an increasing share of its business. Examples of these newer products include (i) large corrosion resistant ceramic components sold to semiconductor equipment manufacturers; (ii) lightweight ceramic armor vests for military personnel; (iii) a translucent ceramic orthodontic bracket, which is sold to Unitek Corporation, a subsidiary of 3M, under an exclusive marketing agreement and marketed by Unitek under its brand name "Clarity", (iv) wear resistant components for industrial machinery, such as paper making equipment, made from the Company's Ceralloy(R) 147 silicon nitride advanced technical ceramic; (v) missile nose cones or radomes for the defense industry, and (vi) silicon nitride advanced technical ceramic components (cam rollers) used on diesel engines.

Industry Background

Developments in industrial processing, military systems, microwave electronics, consumer electronics, automotive/diesel engine products, and orthodontics have generated a demand for high performance materials with certain properties not readily available in metals or plastics. In certain high performance applications, this demand has been met by products made of advanced technical ceramics.

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

Ceramics such as earthenware, glass, brick and tile have been made for centuries and are still in common use today. The inertness and lasting qualities of ceramics are illustrated by the artifacts uncovered intact in modern times. Almost all traditional ceramics, including those of ancient times, were based on clay. In recent years, significant advances have been made in ceramic technology through the application of specialized processes to produce man-made ceramic powders. In the 1950's and 1960's, developments in aluminum oxide and other oxides provided ceramics that were excellent electrical insulators and were capable of withstanding high temperatures. In the 1970's, these and other developments resulted in the ability to manufacture advanced technical ceramics with great strength at elevated temperatures and reduced brittleness, historically a primary limitation of ceramics. The products that have emerged from these advances are known as advanced technical (or structural) ceramics.

The properties of advanced technical ceramics present a compelling case for their use in a wide array of applications. However, manufacturing costs associated with the production of these materials need to be reduced in order to accelerate the use of advanced technical ceramics as a direct replacement for metals, plastics or other ceramics. A portion of these costs is related to the need for diamond grinding finished components to exacting tolerances. Industry cost reduction efforts have included the production of blanks or feed stock to "near net shape" configurations, thus reducing the need for final finishing. Manufacturers are also seeking to reduce costs through the use of high volume automated processing and finishing equipment and techniques, and to achieve economies of scale in areas such as powder processing, blank fabrication, firing, finishing and inspection.

The automobile industry is particularly sensitive to initial as well as life cycle costs. Although the current state of the art of advanced technical ceramics suggests potential automotive acceptance, the cost factors currently will not permit automobile related production. The industry goal is to reduce advanced technical ceramics' costs as close as possible to the cost of equivalent metal parts.

Ceradyne Strategy

The Company's strategy is to capitalize on its existing technologies, developed originally for defense and aerospace applications, and to broaden its product and customer base through increased marketing efforts, both domestically and internationally. The Company is focusing on additional customer requirements for existing products, and on emerging markets and products which require or can benefit from the physical, chemical or electronic properties of advanced technical ceramics. To support this strategy, the Company's Advanced Ceramic Operations in Costa Mesa, California created a new Research & Development Department in early 1998 to focus on new materials' technology.

Ceradyne seeks to increase sales of its traditional products primarily through expanded domestic and global marketing efforts. In 2000, Ceradyne established a European Sales Office in England and in early 2001 an Asian Sales Office in Beijing, China. The European office will concentrate its sales efforts in the area of industrial applications and lightweight ceramic armor for military applications. The China office will concentrate its sales efforts in the area of industrial ceramics, utilizing fused silica ceramics for the glass tempering and metal forming markets.

In addition to the Company's strategy to leverage its existing technologies, the Company expects much of its future growth to come from products which are currently in early production or still in development. There can be no assurances, however, that products still under development will be successfully completed, or that any of these newer products, including those already in production, will achieve wide market acceptance. See "Risk Factors". The following table illustrates these newer and planned products and the markets for which they are intended.

------------------------------------------------------------------------------------------------------------------------------------

         MARKET OPPORTUNITY                    TECHNICAL DEMANDS OF MARKET                       CERADYNE'S STRATEGIC RESPONSE
------------------------------------------------------------------------------------------------------------------------------------

                                                       INDUSTRIAL
------------------------------------------------------------------------------------------------------------------------------------

Corrosion resistant non-oxide         The industry has historically used silicon metal,     Ceradyne has created a business unit
ceramics for use as semiconductor     quartz, and aluminum oxide ceramics to fabricate      called "Semiconductor Equipment
equipment chamber components that     chamber components.  Next generation equipment may    Components" and has begun supplying
handle wafers.                        have operating conditions that may deteriorate        high density and high purity nitride
                                      currently used materials in some sections.            and carbide ceramics to several
                                                                                            equipment suppliers. The Research and
                                                                                            Development group is attempting to
                                                                                            develop compositions tailored to each
                                                                                            equipment manufacturer's environment.

Wear resistant components required   Failure of industrial equipment is often caused by     Ceralloy 147(R) Sintered Reaction
on the rubbing or cutting surfaces   premature wearing out of surfaces due to abrasive      Bonded Silicon Nitride (SRBSN)
of industrial machinery, such as     action.  Examples include paper making where the       industrial wear parts and cutting tool
in paper making equipment,           pulp slurry runs at 5000 feet per minute, or in        inserts are designed to replace hard
centrifuges, and cutting tool        metal cutting where as much as .125 inch depth of      metal or even oxide ceramic wear
inserts.                             cut are removed in a single pass.                      surfaces, resulting in great
                                                                                            productivity, quality and longer
                                                                                            "uptime".
------------------------------------------------------------------------------------------------------------------------------------


                                                         DEFENSE
------------------------------------------------------------------------------------------------------------------------------------

Lightweight armor for military        As tactical conflicts as well as terrorist and        Ceralloy 546(R) (boron carbide),
personnel.                            other activities result in the increased use of       Ceralloy(R) 146 (silicon carbide) and
                                      automatic weapons, it has become necessary to stop    Ceralloy(R) 147 (silicon nitride) backed
                                      bullets as great as a .50 caliber machine gun         with Kevlar(TM), Spectra(TM) or other
                                      round.  However, vests or other armor must be         laminates are designed to provide
                                      light enough in weight to allow freedom of            lightweight ballistic protection greater
                                      movement without undue fatigue.                       than Kevlar alone at an acceptable
                                                                                            weight.

Missile nose cones (radomes).         Next generation defensive missiles (Standard          The Company's advanced technical
                                      Missile Block IV and Block IVA and Patriot PAC-3)     ceramic radomes are designed to
                                      will be required to fly at extremely high             address demanding  specifications of
                                      velocities, tight turning radii, and severe           next  generation missile nose cones.
                                      weather conditions.  These operating conditions
                                      may preclude the use of conventional polymer
                                      materials.

Lightweight applique armor for        The increased necessity for worldwide military        New armor development initiatives at
ground combat vehicles.               police actions and rapid response peacekeeping        Ceradyne are focused on a low cost,
                                      missions is driving the military vehicle force to     durable modular armor kit technology
                                      lightweight systems that are air transportable.       called Ramtech that can be added to
                                      These vehicles must provide armor protection          many different vehicles.  Multi-hit
                                      beyond their original design specification, which     protection is provided against 7.62mm,
                                      can only be met through the addition of               12.7mm and 14.5mm armor piercing
                                      lightweight modular armor applique.                   ammunition.
------------------------------------------------------------------------------------------------------------------------------------


                                                          CONSUMER
------------------------------------------------------------------------------------------------------------------------------------

Orthodontic brackets                  Traditional stainless steel orthodontic ceramic       Ceradyne's Transtar translucent
                                      brackets are often considered unsightly.              orthodontic brackets are inert, pick up
                                      Substitute clear plastic materials can be weak and    the color of the patient's teeth and
                                      may stain.  Some orthodontic patients prefer          allow the orthodontist to correct the
                                      aesthetically pleasing brackets which can be          patient's bite.  The Company and its
                                      affixed to each tooth to support the archwire.        marketing partner, 3M/Unitek,
                                                                                            introduced an enhanced version of this
                                                                                            ceramic bracket in 1996, which is
                                                                                            marketed by Unitek under the brand name
                                                                                            "Clarity". Shipments of orthodontic
                                                                                            brackets in 2000 increased from the
                                                                                            prior year period. The Company has
                                                                                            recently introduced a new Clarity
                                                                                            prescription known as "MBT".
------------------------------------------------------------------------------------------------------------------------------------


                                                         AUTOMOTIVE
------------------------------------------------------------------------------------------------------------------------------------

Automobile internal combustion        In order to achieve diesel engine life of one         Ceradyne's Ceralloy(R) 147 SRBSN is a
engine and diesel engine valve        million miles and automobile engine life of over      candidate for a variety of engine
train and other engine components.    125,000 miles without major maintenance, it may be    components including cam rollers,
                                      necessary to replace metal engine components with     bucket tappet inserts, engine valves,
                                      longer lasting, lighter weight, higher temperature    clevis pins and fuel pump parts.  The
                                      resistant ceramic parts at acceptable unit costs.     Company is in production of parts for
                                                                                            diesel engines. Ceradyne continues its
                                                                                            prototype development for internal
                                                                                            combustion components with the Ford
                                                                                            Motor Company.
------------------------------------------------------------------------------------------------------------------------------------


As part of the Company's strategy, management has and intends to further establish additional sales representative and distributor relationships, particularly in international markets. The Company will also seek to develop strategic product development or marketing relationships with other manufacturing companies or key customers whose expertise, marketing or financial resources will assist the Company in accomplishing these objectives. See "Risk Factors".

Strategic Relationships

The Company has established two strategic relationships which have been, and the Company expects will continue to be, important factors in the Company's efforts to develop and expand its advanced technical ceramic technology into new products and markets. These relationships are described below.

Ford Motor Company Joint Development Program. Ceradyne completed a series of transactions with the Ford Motor Company ("Ford") in March 1986 with a long-term objective of developing ceramic components for automobiles. Key to this venture was the transfer of technology developed by Ford relating to technical ceramics, including a portfolio of United States and corresponding foreign patents and patent applications, and the investment by Ford of $10 million in the Company in exchange for Common Stock which eventually resulted in an ownership interest in Ceradyne of approximately 14.6%. Ford and the Company also entered into a joint development program pursuant to which Ceradyne has been applying its experience and expertise in technical ceramics to develop this technology into commercial products with a view to eventually develop components for automobile engines. The technology acquired from Ford and the efforts of this joint development program have led to the development of Ceradyne's Ceralloy(R) 147 sintered reaction bonded silicon nitride (SRBSN) advanced technical ceramic, from which the Company now produces a line of industrial wear components and has a line of components for use in diesel engines and fuel pumps.

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

Market Applications

The Company's products can be categorized by the table below which represents principal market applications they address in percent of total sales.

                                         Year Ended December 31,
                                      -----------------------------
                                        2000       1999       1998
                                      -----------------------------

      Industrial                         34%        38%        46%

      Defense                            33%        21%        14%

      Consumer                           14%        18%        16%

      Microwave Tube Products            16%        21%        23%

      Automotive                          3%         2%         1%

      TOTAL                             100%       100%       100%


Set forth below is a description of the Company's principal products itemized by market:

  Industrial

Industrial Wear Components. Ceradyne's industrial wear components are made primarily of its Ceralloy(R) 147 sintered reaction bonded silicon nitride (SRBSN). These SRBSN ceramic components are generally incorporated in industrial machinery where severe abrasive conditions exist which wear out vital components. The Ceradyne wear resistant parts are used to replace conventional wear materials such as tungsten carbide or ceramics such as alumina or zirconia. Often these parts are incorporated in high wear areas at the original equipment manufacturer's plant. Applications include metal cutting tool inserts, paper making equipment, abrasive blasting nozzles as well as custom applications.

Semiconductor Equipment Components. The equipment used to make semiconductor devices is extremely advanced and the newest generation has operating environments that are harsh enough to severely limit the life of the traditional ceramic and metal components. Ceradyne is positioned to offer a new generation of non-oxide ceramics which have exceptional corrosion resistance.

Tempered Glass Furnace Components and Metallurgical and Industrial Tooling. Fused silica ceramic is a ceramic which does not materially expand when heated, nor materially contract when cooled. Therefore, it is used to produce industrial tooling and molds where complicated shapes and dimensions must be maintained over a wide range of temperatures. Such applications include the forming and shaping of titanium metal, used in the manufacturing of aircraft. Other applications take advantage of fused silica's excellent thermal shock resistance and inertness when in contact with glass. These applications include components for equipment used in the fabrication of flat plate and tempered glass or contoured shapes such as automobile windshields and architectural glass. Fused silica ceramic shapes of up to 14 feet in length are produced in the Company's facility located near Atlanta, Georgia.

  Defense

Lightweight Ceramic Armor. Although armor has progressed through the centuries from animal skin shields to metal armored suits, to Kevlar(TM) vests (for light armor), to heavy steel plates, the requirements for light weight and maximum projectile stopping capability vary little. Ceradyne has developed and currently produces lightweight ceramic armor capable of protecting against threats as great as .50 caliber armor piercing machine gun bullets. Compared to traditional steel armor plates, Ceradyne's ceramic armor systems offer weight savings as great as 50% for .50 caliber and 75% for 7.62mm armor piercing projectiles. Utilizing hot pressed Ceralloy(R) ceramic, the Company's armor plates are laminated with either Kevlar(TM), Spectra(TM), fiberglass, or custom laminates and formed into a wide variety of shapes, structures and components. Historically, ceramic armor manufactured by the Company has been used principally for military helicopter crew seats and airframe panels. The Company believes it is a leader in producing lightweight ceramic armor for military helicopters. Recently, Ceradyne has become a major supplier of lightweight ceramic body armor for the U.S. Army. See "Risk Factors".

The Company received its first production contract for ceramic armor vests for military personnel in January 1995. This order, from the Defense Logistics Agency of the United States Government, was for $3.5 million in vests, which the Company shipped during 1996.

On March 2, 1998, a U.S. government agency selected Ceradyne to provide certain ceramic armor products over a multi-year period. The multi-year contract provides for total orders over the 6 year life of the program which could exceed $100 million. Through December 31, 2000, the Company has received production orders under this program totaling $17.3 million. However, there can be no assurances as to the exact quantities or deliveries under this program as the government is not required to purchase any minimum amount and all orders are at the full discretion of the government.

In 2000, the Company received two Small Business Innovation Research (SBIR) grants from the Department of Defense for development of vehicle armor totaling $2.4 million. The goal of these programs is to develop an improved armor system which can be applied to new generations of land and sea based fighting vehicles.

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

  Consumer

Ceramic Orthodontic Brackets. In the orthodontic process of correcting a patient's tooth alignment, typically small (about 1/4'') stainless steel brackets are adhered to each individual tooth in order to serve as a guide to the archwire which is the wire that sets into each bracket. The cosmetic appearance of all this metal is often considered quite unattractive. Ceradyne, together with its marketing partner, 3M/Unitek, have developed and are marketing ceramic orthodontic brackets made of Ceradyne's translucent ceramic, Transtar(R). The translucency of this ceramic bracket, together with the classic ceramic properties of hardness, chemical inertness and imperviousness, have resulted in a cosmetic substitute for traditional stainless steel brackets. These products are generally sold as aesthetic alternatives to conventional metal brackets and have been in production since 1987. Ceradyne and 3M/Unitek introduced a new enhanced ceramic bracket called "Clarity" in October of 1996. This product has patent protection and offers new features which improve the bracket's strength and functionality, compared to earlier designs manufactured by the Company. Comments from orthodontists who have purchased Clarity(TM) brackets have been positive. The Company believes Clarity(TM) brackets offer the orthodontist a more robust product that will minimize treatment and chair time while providing superior aesthetic appearance.

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

  Automotive Market

Internal Combustion and Diesel Engine Components. The demand for higher performance, more efficient and more durable engines for heavy duty diesel trucks and automobiles creates additional opportunities for advanced technical ceramics. The Company believes that if engines could be produced using certain advanced technical ceramic components, they could be lighter and last longer than those using metal components, and could operate at higher temperatures with reduced cooling and lubrication requirements. As a result, engines would use less fuel, achieve more complete combustion, thereby reducing emissions, and be less costly to maintain. Because of these potential benefits, industry-wide efforts are being made to develop advanced technical ceramic technology to replace critical steel components in diesel and automobile engines.

Ceradyne has provided a number of prototype parts made of Ceradyne's Ceralloy(R) 147-31N sintered reaction bonded silicon nitride (SRBSN) materials for evaluation and testing in internal combustion and diesel engines. In the second quarter of 1999, the Company received a purchase order for the production of cam rollers for use in diesel engines. Production began in the third quarter of 1999 and shipments are continuing at present. This contract runs through 2002. Contingent upon Ceradyne's performance, including meeting certain customer quality and delivery milestones, the Company expects to receive orders for significantly higher volumes in the future. Also, Ceradyne, in the fourth quarter of 1999, began preproduction qualification of a component for a high pressure fuel pump which is used in light duty diesel engines. Production began in mid-2000 and shipments are scheduled through mid-2002. Furthermore, Ceradyne is engaged in a joint development program with Ford to develop ceramic components for automobile engines. Ford is not obligated to purchase any minimum quantities of components developed under this program, and Ceradyne's efforts in this area are still in the experimental stage with future success greatly dependent on achieving cost reductions while maintaining high quality levels. See "Risk Factors".

  Other

Utilizing its advanced technical ceramic technologies and facilities, the Company also manufactures a number of other products related to the foregoing markets, such as dispenser cathodes for ion laser applications, samarium cobalt permanent magnets for motors and instruments, and other precision advanced technical ceramics. None of these products provide a material amount of revenue to the Company.

Marketing and Customers

Each of Ceradyne's three manufacturing locations maintains an autonomous sales and marketing force promoting their individual products. The Company has more than 12 employees directly involved in marketing, including a marketing manager located in the United Kingdom who was hired in February, 2000, and a sales manager located in Beijing, China, who was hired in January 2001. The Company also has agreements with manufacturers' representatives in the United States and other countries who are compensated as a percent of sales in their territory. Ceradyne is focusing much of its marketing effort outside the United States through direct involvement of senior management personnel from the Company's U.S. facilities in concert with local manufacturing representatives. Revenues from export sales represented approximately 16% of total net sales in 1998, 11% in 1999 and 13% in 2000.

Generally, the Company sells components to contractors or original equipment manufacturers. To a lesser extent, Ceradyne sells its products directly to the end user. The Company sells its translucent ceramic orthodontic brackets only to 3M/Unitek pursuant to an exclusive marketing agreement with that customer. See "Risk Factors". Sales to 3M/Unitek represented approximately 16% of total net sales in 1998, 18% in 1999, and 14% in 2000.

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

Hot Pressing. The Company's hot pressing process is generally used to fabricate ceramic shapes for lightweight ceramic armor and semiconductor equipment components. Ceradyne has developed and constructed induction heated furnaces capable of operating at temperatures exceeding 4000(degrees)F in inert atmospheres at pressures up to 5000 lbs. per square inch. This equipment enables Ceradyne to fabricate parts more than 26 inches in diameter, which is considered large for advanced technical ceramics. Through the use of multiple cavity dies and special tooling, the Company can produce a number of parts in one furnace during a single heating and pressing cycle.

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

Sintering of Fused Silica Ceramics. Sintering of fused silica ceramics is the process Ceradyne uses to fabricate fused silica ceramic shapes for applications in glass tempering furnaces, metallurgical tooling and other industrial uses. To fabricate fused silica ceramic shapes, fused silica powders are made into unfired shapes through slip casting or other ceramic compaction processes. These unfired "green" shapes are fired as they move through a continuously operated 150 foot long tunnel kiln at temperatures up to 2500(degrees)F. The final shapes are often marketed in the "as fired" condition or, in some cases, precision diamond ground to achieve specific dimensional tolerances or surface finishes required by certain customers. See "Business, Manufacturing Processes-Diamond Grinding".

Ceramic-Impregnated Dispenser Cathode Fabrication. Ceramic-impregnated dispenser cathode fabrication is used to produce cathodes for microwave power tube applications. To produce ceramic-impregnated dispenser cathodes, both tungsten metal powders and ceramic powders are used. The tungsten metal powders are isostatically pressed in polymer tooling, removed and fired in special atmospheres at temperatures in excess of 4000(degrees)F. The tungsten billets are machined into precision shapes with exacting tolerances. The tungsten machined shapes are impregnated with a ceramic composite and fired at high temperatures in special atmospheres. The ceramic impregnated components are assembled and furnace brazed.

Final processing includes the insertion of a metal heating element within a ceramic insulating compound and the addition of an extremely thin layer of precious metals to the surface. The

Company's final quality inspection often includes a test of the cathode's electron emitting capabilities at normal operating temperatures.

Sintering and Reaction Bonding of Silicon Nitride. The sintering of reaction bonding silicon nitride results in the Company's Ceralloy(R) 147 SRBSN, which is used in industrial and automotive applications. Ceradyne's SRBSN is based on technology acquired from Ford. See "Strategic Relationships". This SRBSN process begins with relatively inexpensive high purity elemental silicon (Si) powders, which contrasts sharply with most other competitors' manufacturing techniques which start with relatively more expensive silicon nitride (Si\3\N\4\) powders.

After additives are incorporated by milling and spray drying, the silicon powders are formed into shapes through conventional ceramic processing such as dry pressing. These shapes are then fired in a nitrogen atmosphere which converts the silicon part to a silicon nitride part. At this step (reaction bonding), the silicon nitride is pressure sintered in an inert atmosphere increasing the strength of the component threefold. As a result of SRBSN processing, the ceramic crystals grow in an intertwining "needle-like" fashion which the Company has named NeedleLok/TM/. Ceradyne's NeedleLok/TM/ structure results in a tough, high fracture energy part. The process is economical due to the low cost of the starting powders and can be used to produce extremely high production volumes of parts due to the use of conventional pressing processes.

Fabrication of Translucent Ceramics (Transtar(R)). Ceradyne produces translucent aluminum oxide (Transtar(R)) components primarily for use as orthodontic ceramic brackets. The high purity powders are purchased from outside vendors and processed by dedicated conventional ceramic mechanical dry presses. The formed blanks are then fired in a segregated furnace in a hydrogen atmosphere at 3272(degrees)F until the ceramics enter into a strong translucent condition. These fired aesthetic brackets then have certain critical features diamond ground into them. The final step is a proprietary treatment of the bonding side in order to permit a sound mechanical seal when bound to the patient's teeth.

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

Fabrication of Samarium Cobalt Permanent Magnets. The fabrication of samarium cobalt permanent magnets results in various magnet shapes which are primarily used in microwave tube applications. The Company procures premixed samarium cobalt powder either as SmCo\5\ or Sm\2\Co\17\ compositions. The powders are then milled and formed into the final configuration by pressing in a magnetic field using a specially designed magnet press. These "pre-fire" or "green" magnets are then sintered at 2000(degrees) in helium or vacuum. The magnets may then be subsequently diamond ground and characterized as to each individual magnet's strength.

Raw Materials. The starting raw materials for Ceradyne's manufacturing operations are generally fine, man-made powders available from several domestic and foreign sources. The raw materials, such as Kevlar/TM/, graphite, metal components and ceramic powders are readily available from several commercial sources.

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

Engineering and Research

Ceradyne's engineering and research efforts consist of applications engineering in response to customer requirements, in addition to new materials and product development performed by its Research and Development Department. These efforts are directed toward the creation of new products, the modification of existing products to fit specific customer needs, or the development of enhanced ceramic process technology. The Company is also engaged in research to develop new products. Costs associated with application engineering and research are generally expensed as incurred and are included in cost of product sales, or in Research and Development expense. Costs associated with research were approximately $1,610,000 in 2000, $878,000 in 1999 and $728,000 in 1998. The
totals consist of $1,252,000, $597,000 and $344,000 from the Research and Development Department, and $358,000, $281,000 and $384,000 from the Engineering Department (included in cost of product sales) for the years ended December 31, 2000, 1999 and 1998, respectively.

Competition

Ceradyne competes on the basis of product performance, material specifications, applications engineering capabilities, customer support, reputation and price. Competitive pressures vary in each specific product market, depending on the product and program. In many instances, the competitors are well-known companies with greater financial, marketing and technical resources than Ceradyne. Ceradyne intends to continue to focus on selected business areas in which it can exploit its technological, manufacturing and marketing strengths. Some of Ceradyne's competitors are divisions of larger companies, with each of Ceradyne's product lines subject to completely different competitors. Some of the competitors of the Company include Kyocera Corporation's Industrial Ceramics Group, Vesuvius, Cercom, CoorsTek, Inc., Spectra-Mat, and others. In many applications, the Company also competes with manufacturers of non-ceramic materials. For future automotive applications, there is a wide range of both current and potential domestic and international competitors. See "Risk Factors".

Backlog

Ceradyne records an item as backlog when it receives a contract or purchase order indicating the number of units to be purchased, the purchase price, specifications and other customary terms and conditions. Ceradyne customarily includes unexercised options as a separate item in its backlog because the purchase orders are given on the basis of the total order, including options. Total backlog as of December 31, 2000 was approximately $26.7 million, consisting of $26.0 million of firm scheduled orders and $.7 million of unexercised options. As of December 31, 1999 total backlog approximated $23.7 million consisting of $21.1 million of firm scheduled orders and $2.6 million of unexercised options. Typically, firm orders are scheduled to be shipped within 12 to 18 months from receipt of order.

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

Through its association with Ford, Ceradyne acquired in excess of 80 U.S. patents, of which 10 are still active, and corresponding foreign patents and applications relating to technical ceramics for automotive technology. The last of these patents will expire in August 2007. See "Strategic Relationships".

In addition to the above, Ceradyne has been issued 18 U.S. patents and has 3 patents pending and has applied for corresponding foreign patents in various foreign countries. The earliest of these patents expires in 2002.

"Ceralloy(R)", the name of Ceradyne's technical ceramics, "Ceradyne(R)" and the Ceradyne logo, comprising the stylized letters "CD(R)", are major trademarks of the Company which have been registered in the United States and various foreign countries. The Company also has other trademarks, including "Transtar(R)", "Semicon(R)", "Thermo(R)", "Isomolded(R)", "NeedleLok/TM/", and "Ramtech(TM)".

Employees

At December 31, 2000, Ceradyne employed approximately 405 persons, including 14 employees with undergraduate or graduate degrees in ceramic engineering or material sciences. Management considers its employee relations to be excellent. The Company has not experienced difficulty in attracting personnel. None of the Company's employees are represented by a labor union.

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

Nevertheless, we believe that such a market will emerge eventually and that we will be well-positioned to capitalize on it. We have received a purchase order for the production of diesel engine components made from Ceradyne's Ceralloy(R) 147-31N sintered reaction bonded silicon nitride (SRBSN). Production began late in the third quarter of 1999. Ceradyne shipped approximately $1.4 million in automotive products during the year ended December 31, 2000. Ceradyne also received purchase orders for preproduction qualification of a component for a high pressure fuel pump which is used in light duty diesel engines. Production began in mid-2000 and shipments are scheduled through mid-2002.

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

  The Advanced Technical Ceramics Markets Are Highly Competitive

The markets for applications of advanced technical ceramics are competitive. We believe the principal competitive factors in these matters are:

  .  product performance;
  .  material specifications;
  .  application engineering capabilities;
  .  customer support;
  .  reputation; and
  .  price

At present, while we believe that we compete favorably with respect to these factors, this may change. If we fail to address our competitive challenges, there could be material adverse effects on our business, financial condition and results of operations.

Our competitors include divisions of larger companies and manufacturers of non-ceramic materials. Many of these competitors, both domestic and international, have greater financial, marketing and technical resources than we do. Our primary competitors include Kyocera Corporation's Industrial Ceramics Group, Vesuvius, Cercom, CoorsTek, Inc., Spectra-Mat, and others. Not only do we compete with many large companies, but each of our product lines competes with completely different companies.

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

In the past, we produced certain products using beryllium oxide, which is highly toxic in powder form. This powder, if inhaled, can cause chronic beryllium disease in a small percentage of the population. In recent years, we have been sued by former employees and family members of the former employees alleging that they had contracted chronic beryllium disease as a result of exposure to beryllium oxide powders used in our products. We settled several of these claims without incurring material liability, but several lawsuits are still pending. We cannot guaranty that we will avoid future liability to persons who allege that they contracted chronic beryllium disease as a result of exposure to beryllium oxide utilized by Ceradyne.

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

  We Depend Upon Sales to Agencies of the United States Government; We Face the Risk That a Key Government Contract May be Terminated

We have a $26.7 million backlog of orders as of December 31, 2000. Of this amount, approximately $12.2 million, or 46%, represents orders for defense applications. These orders are closely tied to the level of U.S. defense spending. Certain contracts for armor or radomes are directly or indirectly with agencies of the United States government. Moreover, we anticipate that a significant percentage of our revenues for the foreseeable future will derive from direct or indirect sales to government agencies.

In recent years, the budgets of many government agencies have been reduced, causing some of our customers and potential customers to re-evaluate their needs. However, this trend was partially arrested in the first quarter of 1998. A U.S. government agency selected Ceradyne to provide certain ceramic armor products over a 6-year period. The government has indicated that it may order as much as $100 million or more in products from us over the 6-year life of this program, but there is no minimum amount that the government is required to purchase and all orders are at the full discretion of the government. Through December 31, 2000, we have received production orders under this program totaling $17.3 million.

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

  Sales of our Ceramic Orthodontic Brackets Depend on Our Exclusive Marketing and Sales Relationship with Unitek, a Division of 3M Corporation

We developed our translucent ceramic orthodontic bracket pursuant to a joint development agreement with Unitek. We sell this product only to Unitek pursuant to an exclusive marketing agreement, which expires in 2007. Consequently, our sales of this product depend entirely on Unitek's marketing and sales efforts.

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

  We Depend on Our International Sales; We are Subject to Risks Associated with Operating in International Markets

Shipments to customers outside of the United States accounted for approximately 16% of our sales in 1998, 11% in 1999, and 13% in 2000. We anticipate that international shipments will account for a significant portion of our sales for the foreseeable future. Therefore, the following risks associated with international business activities could have material adverse effects on our performance:

 . burdens to comply with multiple and potentially conflicting foreign laws and regulations, including export requirements, tariffs and other barriers, health and safety requirements, and unexpected changes in any of the foregoing;
 .  difficulty in obtaining export licenses from the U.S. government;
 .  differences in intellectual property protections;
 .  longer accounts receivable payment cycles;
 .  potentially adverse tax consequences due to overlapping or differing tax structures;
 .  fluctuations in currency exchange rates; and

 . risks associated with sales to foreign government agencies similar to the risks associated with dealing with U.S. government agencies.

We have traditionally invoiced our foreign sales in U.S. dollars. Accordingly, we do not currently engage in foreign currency hedging transactions that could protect against the risk of currency fluctuations. This approach could pose risks. If the U.S. dollar were to become more expensive relative to the currencies of our foreign customers, the price of our products in those countries rises and our sales into those countries, or our profitability within those countries, may fall.

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

Item 2. Properties
        ----------

The Company serves its markets from three manufacturing facilities across the United States. The Company's Advanced Ceramic Operations, located in Costa Mesa, California, primarily produces armor and orthodontic products, components for semiconductor equipment, and houses the Company's SRBSN research and development activities. The Company's cathode development and production are handled through its Semicon Associates division located in Lexington, Kentucky. Fused silica products, including missile radomes, are produced at the Company's Thermo Materials division located in Scottdale, Georgia. These three facilities comprise approximately 74,000, 35,000 and 85,000 square feet, respectively. The Company's Costa Mesa and Scottdale facilities are held under long-term leases which expire in October 2005, and November 2005, respectively. The Company owns its Lexington, Kentucky facilities.

Ceradyne's manufacturing structure is summarized in the following table:

================================================================================================
FACILITY LOCATION                                         PRODUCTS
------------------------------------------------------------------------------------------------
Advanced Ceramic Operations              . Semiconductor Equipment Components
Costa Mesa, California                   . Lightweight ceramic armor
 Approximately 74,000 square feet        . Orthodontic ceramic brackets
                                         . Ceralloy(R) 147 SRBSN wear parts
                                         . Precision ceramics
                                         . Ceralloy(R) 147 SRBSN diesel/automotive engine parts
                                           (Research and Development)
------------------------------------------------------------------------------------------------
Semicon Associates                       . Microwave ceramic-impregnated dispenser cathodes
Lexington, Kentucky                      . Ion laser ceramic-impregnated dispenser cathodes
 Approximately 35,000 square feet        . Samarium cobalt magnets
------------------------------------------------------------------------------------------------
Thermo Materials                         . Glass tempering rolls (fused silica ceramics)
Scottdale, Georgia                       . Metallurgical tooling (fused silica ceramics)
Approximately 85,000 square feet         . Missile radomes (fused silica ceramics)
                                         . Castable and other fused silica product
================================================================================================

Item 3. Legal Proceedings
        -----------------

The Company is, from time to time, involved in various legal and other proceedings that relate to the ordinary course of operating its business, including, but not limited to, employment-related actions and workers' compensation claims.

From October 1995 through November 2000, the Company, along with other companies, was served with seven different complaints that were filed by eleven former employees of one of the Company's customers, and eight spouses. The complaints, filed in the United States District Court, Eastern District of Tennessee, allege that the customers' employees contracted chronic beryllium disease as a result of their exposure to beryllium-containing products sold by Ceradyne and other companies. The total of all the above complaints seeks compensatory damages in the amount of $59 million and punitive damages in the amount of $140 million.

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

Item 4.  Submission of matters to a vote of security holders
         ---------------------------------------------------

    Not applicable.

                                  MANAGEMENT

Executive Officers of the Registrant.

  The executive officers of the Company as of March l, 2001 are as follows:

         Name           Age                 Position
----------------------  ---                 --------

Joel P. Moskowitz.....   61   Chairman of the Board, President and Chief
                              Executive Officer

Earl E. Conabee.......   63   Vice President, and Director of Marketing at
                              Thermo Materials

Garry DeBoer..........   64   Vice President, and Consultant of Semicon
                              Associates

Howard F. George......   56   Vice President Finance, Chief Financial
                              Officer and Secretary

Donald A. Kenagy......   59   Vice President, and President of Thermo
                              Materials

David P. Reed.........   46   Vice President, and General Manager of
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

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related
        -----------------------------------------------------
        Stockholder Matters
        -------------------

The Company's Common Stock is traded on the Nasdaq National Market under the symbol CRDN. The following table sets forth for the calendar quarters indicated the high and low closing sale prices per share on the National Market as reported by Nasdaq. As of December 31, 2000, the Company had approximately 426 record holders of its Common Stock.

                                    High        Low
                                    ----        ---

Year ended December 31, 2000
     First Quarter.............      9.88       4.38
     Second Quarter............     11.75       6.63
     Third Quarter.............     10.50       7.50
     Fourth Quarter............      9.50       5.88

Year ended December 31, 1999
     First Quarter.............      4.00       3.13
     Second Quarter............      4.75       3.00
     Third Quarter.............      5.00       3.53
     Fourth Quarter............      5.50       3.50


The present policy of Ceradyne is to retain earnings for the operation and expansion of its business. Ceradyne has never paid cash dividends, and management does not anticipate that it will do so in the foreseeable future.

The Company did not sell any equity securities during the year ended December 31, 2000 that were not registered under the Securities Act of 1933.

Item 6.  Selected Financial Data
         -----------------------

Statements of Operations Data: (Amounts in thousands, except per share data)
-----------------------------

                                                                Years Ended December 31,
                                                                ------------------------
                                            2000           1999           1998           1997           1996
                                           -------        -------        -------        -------        -------

Net sales                                  $45,930        $30,382        $26,279        $28,693        $28,212
Cost of product sales                       33,743         23,674         21,292         23,274         21,065
                                           -------        -------        -------        -------        -------
Gross profit                                12,187          6,708          4,987          5,419          7,147
                                           -------        -------        -------        -------        -------

Operating expenses:
Selling                                      1,605          1,480          1,494          1,515          1,571
General and administrative                   4,456          3,400          3,239          3,660          3,137
Research and development                     1,252            597            344             --             --
                                           -------        -------        -------        -------        -------
                                             7,313          5,477          5,077          5,175          4,708
                                           -------        -------        -------        -------        -------
Income (loss) from operations                4,874          1,231           ( 90)           244          2,439

Other income (expense):
Other income                                   357            344            382            265          1,890
Interest expense                               (34)           (16)            --           (134)          (162)
                                           -------        -------        -------        -------        -------

Income before provision (benefit)
 for income taxes                            5,197          1,559            292            375          4,167
Provision (benefit) for income taxes           104            (44)            10         (1,675)           127
                                           -------        -------        -------        -------        -------
      Net income                           $ 5,093        $ 1,603        $   282        $ 2,050        $ 4,040
                                           =======        =======        =======        =======        =======

Basic income per share                       $0.62          $0.20          $0.04          $0.26          $0.52
                                           =======        =======        =======        =======        =======
Diluted income per share                     $0.61          $0.20          $0.04          $0.26          $0.51
                                           =======        =======        =======        =======        =======
Weighted average shares
   outstanding                               8,395          8,189          8,068          8,035          7,985

Balance Sheet Data:                                                    December 31,
-------------------                                                    ------------

                                            2000           1999           1998           1997           1996
                                          -------        -------        -------        -------        -------

Working capital                           $20,436        $15,156        $15,051        $15,327        $15,892
Total assets                               38,463         32,893         29,493         29,017         28,398
Long-term obligations                         258            358             --             --             --
Stockholder's equity                      $34,989        $29,137        $27,352        $26,760        $24,440

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

The Company's cost of product sales includes the cost of materials, direct labor expenses and manufacturing overhead expenses. The Company's business requires that it maintain a relatively high fixed manufacturing overhead. As a result, the Company's gross profit, in absolute dollars and as a percentage of net sales, is greatly impacted by the Company's sales volume and the corresponding absorption of fixed manufacturing overhead expenses. Furthermore, due to the customized nature of many of its products, the Company is frequently required to devote resources to sustaining engineering expenses, which are also included in cost of product sales and are expensed as incurred.

Results of Operations

The percentage relationships to net sales of certain income and expense items for the three years ended December 31, 2000, 1999 and 1998 are contained in the following table.

                                                Years Ended December 31,
                                                ------------------------
                                          2000           1999          1998
                                         ------         ------        ------

Net sales                                100.00%        100.00%       100.00%
Cost of product sales                     73.47          77.92         81.02
                                         ------         ------        ------

Gross profit                              26.53          22.08         18.98
                                         ------         ------        ------

Operating expenses:
Selling                                    3.49           4.87          5.69
General & administrative                   9.70          11.19         12.33
Research & Development                     2.73           1.97          1.30
                                         ------         ------        ------
                                          15.92          18.03         19.32
                                         ------         ------        ------

Income (loss) from operations             10.61           4.05          (.34)
Other income                                .78           1.14          1.45
Interest expense                           (.07)          (.05)          ---
                                         ------         ------        ------

Income before provision
  (benefit) for income taxes              11.32           5.14          1.11
Provision (benefit) for income taxes       (.23)          (.14)          .04
                                         ------         ------        ------

Net income                                11.09%          5.28%         1.07%
                                         ======         ======        ======

Years Ended December 31, 2000 and 1999

Net Sales. Net sales for the year ended December 31, 2000 were $45.9 million, an increase of $15.5 million, or 51% compared to the prior year.

The increase in sales was primarily attributable to the Company's Advanced Ceramic Operations in Costa Mesa, California. This increase was approximately $13.4 million over the prior year. The major increase was in armor products due to increasing demand for protective body armor by the U.S. military services. The industrial/automotive products recorded strong increases in sales, mainly due to demand for ceramic cam rollers for diesel engines. Additionally, orthodontic products contributed to the increase over the prior year due to continually increased demand by orthodontists for the Clarity orthodontic brackets.

The Company's Semicon Associates Division in Lexington, Kentucky, posted a sales increase of $.8 million, or 13% over the prior year. Increases were mainly due to demand by the Company's customers for dispenser cathodes, which are used in microwave tubes for radar and satellite communications. In addition, sales increases were due to modest price increases.

Additionally, the Company's Thermo Materials Division in Scottdale, Georgia, posted a sales increase of $1.3 million, or 22% over the prior year. The increases were attributable to demand from a major customer because of their low fused silica inventory. Also contributing was an increase in demand from existing and new customers for the fused silica product line that the Company acquired from Harbison Walker Refractories Company in 1998. There were slight increases in the defense sector for ceramic missile radomes for the Patriot PAC-3 and Standard Missile Block IV and Block IVA programs. Furthermore, a new product line for high purity fused silica ceramic crucibles for melting silicon for incorporation into photovoltaic cells for energy production had slight sales increases over the prior year initial startup.

International sales have been, and are expected to be, an important part of the Company's business, representing 13% of total sales for the year ended 2000 as compared to 11% in 1999. In April 2000, the Company opened a European sales and marketing office located in England and hired a new European marketing director. Also, in January 2001, the Company opened its sales and marketing office in Beijing, China and hired a new director for this location.

Gross Profit. The Company's gross profit was $12.2 million, or 27% of net sales, for the year ended December 31, 2000, compared to $6.7 million, or 22% of net sales, for the prior year. The increase in gross profit for the year ended December 31, 2000 as compared to the prior year was $5.5 million or 82%.

The Company's Advanced Ceramic Operations in Costa Mesa, California, posted gross profit of $8.4 million compared to $4.2 million, or a 100% increase over the prior year. The favorable results were mainly due to higher volume and higher capacity utilization resulting in economies of scale.

Semicon Associates in Lexington, Kentucky, posted gross profit of $1.7 million, compared to $1.1 million, or a 55% increase over the prior year. The increase over the prior year is attributed to higher volume and greater capacity utilization. Additionally, price increases and improvements in production yields were contributing factors.

Thermo Materials in Scottdale, Georgia, posted gross profit of $2.1 million, compared to $1.4 million, or a 50% increase over the prior year. The increases were attributable to volume and the product mix of larger quantities yielding better manufacturing efficiencies than in the prior year.

Selling Expenses. Selling expenses were $1.6 million for the year ended December 31, 2000, as compared to $1.5 million in the prior year. Increases in salaries, travel expenses, product literature, consulting, and the addition of a new marketing director in the United Kingdom contributed to the increase in selling expenses over the prior year.

General and Administrative Expenses. General and administrative expenses were $4.5 million for the year ended December 31, 2000, a $1.1 million increase from the prior year. Approximately 42% of the increase was attributable to the increase in employee bonuses which was charged to general and administrative expense. Bonuses were resumed in the year 2000 because of the increased profitability of the Company. The other increases involved two additional personnel at the Thermo Materials division, investor relations consulting fees, salary increases and fringe benefits.

Research and Development Expenses. Research and development expenses were approximately $1.3 million for the year ended December 31, 2000, as compared to $.6 million for the prior year. The expenses incurred for both years are related to wages for engineering, technicians and production personnel, materials, outside services, small tools and travel. The increased expenses over the prior year are directly related to the Company being awarded $2.4 million in Small Business Innovation Research (SBIR) grants in 2000 for military ceramic armor systems and microwave ceramics.

In addition, the Company historically has and continues to engage in application engineering and internally funded research to improve and reduce the cost of production and to develop new products. The costs associated with application engineering and research are expensed as incurred and are included in cost of product sales.

Other Income. Other income was $.36 million and $.34 million for the years ended 2000 and 1999, respectively. An increase in interest income over the prior year due to greater cash reserves was offset by a decrease in royalty income.

Interest Expense. Interest expense was $34,000 for the year ended December 31, 2000, compared to $16,000 in the prior year. The increase was caused by having a capital equipment loan in place for the full year in 2000, as compared to partial year in 1999.

Income Taxes. The Company has recorded a $104,000 provision for income tax for the year ended December 31, 2000. The Company's net deferred tax asset of $1.7 million at December 31, 2000 relates primarily to its tax net operating loss carryforwards, which total approximately $5.2 million. The Company expects to use its remaining net operating loss carryforward in 2001. (See Note 3 of Notes to Consolidated Financial Statements).

Net Income. Reflecting all of the matters discussed above, net income was $5.1 million (or $0.62 per share basic and $0.61 diluted) for the year ended December 31, 2000 compared to a net income of $1.6 million (or $.20 per share basic and diluted) for the prior year.

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

In November 1997, the Company entered into a revolving credit agreement with Comerica Bank. The credit facility amount remains at $4,000,000 as of year ended December 31, 2000. As of December 31, 2000 there had been no borrowing under this credit facility. Under a separate credit facility with Comerica Bank, the Company entered into a $500,000 capital equipment loan agreement during the third quarter of 1999. The term of the loan is for 60 months with no prepayment penalty.

Management believes that its current cash and cash equivalents on hand, as well as cash generated from operations and the ability to borrow under the existing credit facility, will be sufficient to finance anticipated capital and operating requirements for at least the next 12 months.

New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Currently, the Company does not have any instruments that would qualify as derivatives under SFAS No. 133. Accordingly, the Company does not believe SFAS No. 133 will have a material impact on the Company's financial position, results of operations, or liquidity at the current time.

During the third quarter of fiscal year 2000, Emerging Issues Task Force (EITF) No. 00-10, "Accounting for Shipping and Handling Fees and Costs" was issued. EITF No. 00-10 governs the accounting treatment and classification of the Company's shipping revenues and certain of its shipping expenses. In accordance with the Issue, the Company adopted EITF No. 00-10 during the fourth quarter of fiscal 2000. The adoption of this EITF did not materially affect the classification of revenues from shipments to customers and certain expenses related to shipping and handling of the Company's product for all periods presented. In addition, there was no affect on the Company's net income.

In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition", to provide guidance on the recognition, presentation and disclosure of revenue in financial statements. While SAB No. 101 provides a framework by which to recognize revenue in the financial statements, the adoption of this SAB did not have a material impact on the Company's financial statement.

In March 2000, the Financial Accounting Standards Board issued Interpretation
(FIN) No. 44, "Accounting for Certain Transactions Involving Stock Compensation
- an Interpretation of APB No. 25." FIN No. 44 clarifies (a) the definition of employee for purposes of applying APB No. 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN No. 44 became effective July 1, 2000 and had no impact on the Company's financial statements.


Item 7A. Quantitative and Qualitative Disclosure About Market Risk
         ---------------------------------------------------------

The Company is exposed to market risks related to fluctuations in interest rates on its debt. Currently, the Company does not utilize interest rate swaps, forward or option contracts on foreign currencies or commodities, or other types of derivative financial instruments. The purpose of the following analysis is to provide a framework to understand the Company's sensitivity to hypothetical changes in interest rates as of December 31, 2000. Many of the statements contained in this section are forward looking and should be read in conjunction with the Company's disclosures under the heading "Risk Factors".

The Company utilized debt financing during 2000 primarily for the purpose of acquiring manufacturing equipment. For fixed rate debt, changes in interest rates generally affect the fair market value of the debt instrument, but not the Company's earnings or cash flows. The Company does not have an obligation to prepay fixed rate debt prior to maturity, and as a result, interest rate risk and changes in fair market value should not have a significant impact on the fixed rate debt until the Company would be required to refinance such debt. The fair market value estimates for debt securities are based on discounting future cash flows utilizing current rates offered to the Company for debt of the same type and remaining maturity.

As of December 31, 2000, the Company's debt consisted of a $358,000 capital equipment loan at a fixed interest rate of 8.18% due July 28, 2004. The carrying amount is a reasonable estimate of fair value as the rate of interest paid on the note approximates the current rate available for financing with similar terms and maturity.

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

Not applicable.

                                   PART III

Item 10.  Directors and Executive Officers of Registrant
          ----------------------------------------------

  Information regarding executive officers of the Company is included in Part I of this report.

  The Directors of the Company are as follows:

               Name              Age              Position
               ----              ---              --------

     Joel P. Moskowitz.......     61     Chairman of the Board, President and
                                         Chief Executive Officer

     Leonard M. Allenstein...     62     Director

     Richard A. Alliegro.....     70     Director

     Paul N. Blumberg........     57     Director

     Frank Edelstein.........     75     Director

     Wilford D. Godbold, Jr.      62     Director

     Milton L. Lohr..........     75     Director

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

  Dr. Paul N. Blumberg has been a member of the Board of Directors of the Company since July 2000. Since 1999, Dr. Blumberg has held the position of Director in Research and Vehicle Technology at Ford Motor Company. From 1994 to 1999, he was Director of Product Development Systems at Ford Motor Company.
From 1982 to 1994, he was President and Principal Engineer at Ricardo North America Inc., a contract engineering firm specializing in internal combustion engines and in engine driven systems. Dr. Blumberg obtained B.S. and M.S. degrees in Chemical Engineering from the Massachusetts Institute of Technology and a Ph.D. in Chemical Engineering from the University of Michigan.

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

  Wilford D. Godbold, Jr. has been a member of the Board of Directors of the Company since July 2000. Mr. Godbold is currently a private investor. From 1982 to 1998, Mr. Godbold was employed by Zero Corporation, a manufacturer of packaging systems for the electronics industry, where he served as President and Chief Executive Officer from 1984 to 1998. From 1966 to 1982, he was engaged in the private practice of law with Gibson Dunn & Crutcher, specializing in mergers and acquisitions, corporate finance and general corporate law. Mr. Godbold holds an A.B. degree in Political Science from Stanford University, and a J.D. from UCLA Law School. Mr. Godbold is a director of Sempra Energy and K2, Inc.

  Milton L. Lohr served as a Director of the Company from 1986 until October 1988, when he resigned to accept a position as Deputy Undersecretary of Defense for Acquisitions. He held that position until May 1989 and was re-elected as a Director of the Company in July 1989. Mr. Lohr is currently a partner of L. F. Global Investments, LLC, a San Diego based financial institution with activities in money management funds, venture capital and asset management coupons. He served as the first Deputy Under Secretary for Acquisitions in both the Reagan and Bush administrations, with responsibility to assist in overseeing the Department of Defense's major acquisition programs as well as exercising oversight of international programs and U.S. Arms Control Compliance activities. He also served as U.S. Acquisition Representative to the NATO Conference of National Armament Directors and provided leadership guiding U.S. armament cooperative programs, and in developing and establishing policy initiatives aimed at promoting cooperation on major weapon systems and technology among the NATO Allies. He also serviced on the Four Power Group with members from the U.K., France, Germany and the U.S. Mr. Lohr previously held the position of President of Defense Development Corporation, a defense-related research and development company from 1990 to 1993. Mr. Lohr also held the position of Senior Vice President of Titan Systems, a defense-related research and development company, from 1986 to 1988, and was founder and CEO of Defense Research Corporation, a defense consulting firm, from 1983 to 1986. Mr. Lohr served from 1969 to 1983 as Executive Vice-President of Flight Systems, Inc., a firm engaged in aerospace and electronic warfare systems. Mr. Lohr has over thirty-five years experience in government positions and aerospace and defense management. He currently serves as a panel member of the President's Science Advisory Committee, a member of the Office of the Secretary of Defense, Army Science Board, as well as other ad hoc government related assignments.

Directors are elected annually and hold office until the next annual meeting of stockholders and until their successors have been elected and qualified. The Company has agreed to nominate a representative of Ford for election as a Director pursuant to an agreement made in March 1986, pursuant to which agreement Ford acquired a total of 1,207,299 shares of the Company's Common Stock. Joel P. Moskowitz and members of his family have agreed to vote a portion of their shares of the Company's Common Stock, if necessary, for the election of Ford's nominee. Dr. Paul N. Blumberg is Ford's current representative. Officers serve at the discretion of the Board of Directors except for Mr. Moskowitz, who serves pursuant to a two-year employment agreement which expires in July 2001.

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

     To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended December 31, 2000, its officers, directors and greater than ten percent beneficial owners complied with all Section 16(a) filing requirements.

Item 11.  Executive Compensation
          ----------------------

Summary Compensation Table
--------------------------
The following table shows certain information concerning the compensation of the Chief Executive Officer and four other most highly compensated executive officers of the Company whose aggregate compensation for services in all capacities rendered during the year ended December 31, 2000 exceeded $100,000 (collectively-the "Named Executive Officers"):

                                                               Long Term
                                                              Compensation
                                                              -------------
                                  Annual Compensation          Securities
                                  -------------------          Underlying
Name &                                                           Options
Principal Position          Year       Salary      Bonus      (# of Shares)
------------------          ----       ------      -----      -------------

Joel P. Moskowitz           2000      $259,000    $51,970           -
Chairman of the Board,      1999       240,085     16,027           -
Chief Executive             1998       228,191       -              -
Officer and President



Earl E. Conabee             2000      $113,000       -            2,000
Vice President              1999       106,872       -              -
                            1998       101,220       -            4,000

Howard F. George            2000      $111,000    $ 8,545         2,000
Vice President and          1999       104,327       -              -
Chief Financial             1998       101,062       -            5,000
Officer


Donald A. Kenagy            2000      $115,000       -            4,000
Vice President              1999       108,350       -            5,000
                            1998       103,142       -            4,000

David P. Reed               2000      $143,000    $37,905        10,000
Vice President              1999       132,919       -           10,000
                            1998       121,295       -           10,000


Option Grants in Last Fiscal Year
---------------------------------

   The following table sets forth certain information concerning grants of options to each of the Named Executive Officers during the year ended December 31, 2000. In addition, in accordance with the rules and regulations of the Securities and Exchange Commission, the following table sets forth the hypothetical gains or "option spreads" that would exist for the options. Such gains are based on assumed rates of annual compound stock appreciation of 5% and 10% from the date on which the options were granted over the full term of the options. The rates do not represent the Company's estimate or projection of future Common Stock prices, and no assurance can be given that any appreciation will occur or that the rates of annual compound stock appreciation assumed for the purposes of the following table will be achieved.

                                                                                       Potential Realizable
                                                                                      Value at Assumed Annual
                                           Percent of                                  Rates of Stock Price
                                           Total Options                                 Appreciation for
                                           Granted to     Exercise                       Option Term/(2)/
                      Options Granted      Employees in    Price       Expiration        ----------------
Name                  (# of Shares)/(1)/   Fiscal Year    ($/Share)       Date          5%($)         10%($)
----                  ------------------   -----------    ----------      ----          -----         ------

Joel P. Moskowitz             -                  -                          -             -             -
Earl E. Conabee             2,000              1.8%          7.50        9/27/10        9,433         23,906
Howard F. George            2,000              1.8%          3.50        1/06/10        4,402         11,156
Donald A. Kenagy            2,000              1.8%          7.50        9/27/10        9,433         23,906
                            2,000              1.8%          3.50        1/06/10        4,402         11,156
David P. Reed               5,000              4.5%          7.50        9/27/10       23,584         59,765
                            5,000              4.5%          3.50        1/06/10       11,005         27,890

---------------
(1) The per share exercise price of all options granted is the fair market value of the Company's Common Stock on the date of grant. Options have a term of 10 years and become exercisable in five equal installments, each of which vests at the end of each year after the grant date.

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

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option
--------------------------------------------------------------------------
Values
------

     The following table sets forth certain information regarding option exercises during the year ended December 31, 2000 by the Named Executive Officers, the number of shares covered by both exercisable and unexercisable options as of December 31, 2000 and the value of unexercised in-the-money options held by the Named Executive Officers as of December 31, 2000:

                                                                                                   Value of Unexercised
                                                         Number of Securities Underlying          In-the-Money Options at
                                                      Unexercised Options at Fiscal Year-End        Fiscal Year-End (1)
                                                      --------------------------------------        -------------------
                      No. of Shares
                       Acquired on        Value
       Name             Exercise      Realized/(2)/       Exercisable    Unexercisable          Exercisable    Unexercisable
       ----             --------      -------------       -----------    -------------          -----------    -------------

Joel P. Moskowitz          ---             ---                ---             ---                   ---            ---
Earl E. Conabee           2,800          $16,150              ---            5,200                  ---          $11,176
Howard F. George           ---             ---              27,400           4,600               $136,525         16,100
Donald A. Kenagy           ---             ---               9,200          10,800                 22,100         29,776
David P. Reed              ---             ---              47,100          28,400                122,906         71,717


(1) Based upon the closing price of the Common Stock on December 31, 2000, as reported by the Nasdaq National Market ($6.625 per share).

(2) Represents the closing sale price of the Common Stock on the date of exercise, less the exercise price per share, multiplied by the number of shares acquired.

Employment Agreement
--------------------

  In July 1994, the Company entered into a five-year employment agreement with Mr. Moskowitz, pursuant to which he will serve as Chairman of the Board of Directors, Chief Executive Officer and President of the Company. In February, 2000, the agreement was extended to July, 2001. Effective January 15, 2001, Mr. Moskowitz' base annual salary under this agreement was increased to $277,000. Under the agreement, if Mr. Moskowitz' employment is terminated by the Company (other than as a result of death, incapacity or for "good cause" as defined in the agreement) or if Mr. Moskowitz elects to resign for "good reason" (as defined in the agreement), Mr. Moskowitz will be entitled to receive severance pay in an amount equal to his annual base salary, at the rate in effect on the date of termination, payable on normal pay dates for the remainder of the term of the agreement. "Good reason" includes a "change in control" of the Company, a removal of Mr. Moskowitz from any of his current positions with the Company without his consent, or a material change in Mr. Moskowitz' duties, responsibilities or status without his consent. A "change in control" of the Company shall be deemed to occur if (1) there is a consolidation or merger of the Company where the Company is not the surviving corporation and the shareholders prior to such transaction do not continue to own at least 80% of the common stock of the surviving corporation, (2) there is a sale of all, or substantially all, of the assets of the Company, (3) the stockholders approve a plan for the liquidation or dissolution of the Company, (4) any person becomes the beneficial owner, directly or indirectly, of 30% or more of the Company's outstanding Common Stock or (5) if specified changes in the composition of the Company's Board of Directors occur.

Compensation of Directors
-------------------------

  Directors are paid fees for their services on the Board of Directors in such amounts as are determined from time to time by the Board. During 2000, a fee of $500 per month plus $1000 for each Board meeting attended was paid to each non-employee director other than the Ford representative, Peter Beardmore and his replacement Paul Blumberg, who did not receive a fee.

  In addition, non-employee directors, other than the Ford representative, receive stock options from time-to-time under the Company's 1994 Stock Incentive Plan. During 2000, options to purchase 10,000 shares were granted to Mr. Godbold and options to purchase 5,000 shares were granted to each of Messrs. Allenstein, Alliegro, Edelstein, and Lohr. Each option vests in full three months after the date of grant, has a term of 10 years, and an exercise price equal to the fair market value of the Common Stock on the date of grant.

Compensation Committee Interlocks and Insider Participation
-----------------------------------------------------------

  The Board of Directors has established Audit, Compensation and Stock Option Committees. The Compensation Committee's function is to review and make recommendations to the Board regarding executive officers' compensation. This committee is composed of Messrs. Blumberg, Edelstein, Alliegro, and Lohr. The Audit Committee meets with the Company's independent public accountants to review the Company's financial condition and internal accounting controls. This committee is composed of Messrs. Edelstein, Blumberg, Alliegro, Godbold and Lohr. The Stock Option Committee is composed of Mr. Moskowitz and Dr. Blumberg. This committee administers the Company's 1994 Stock Incentive Plan and the 1995 Employee Stock Purchase Plan. Paul Blumberg is serving as Ford's representative on the Board of Directors.

Item 12.   Security Ownership of Certain Beneficial Owners
           and Management
           --------------

  The following table sets forth information as of February 2, 2001, regarding the beneficial ownership of the common stock of the Company by (i) each person or group known by the Company to be the beneficial owner of more than 5% of the outstanding shares of common stock, (ii) each of the directors of the Company,
(iii) each of the executive officers named in the Summary Compensation Table, and (iv) all current executive officers and directors of the Company as a group.

         Name of                   Amount and Nature of          Percent
     Beneficial Owner             Beneficial Ownership(1)        of Class
     ----------------             -----------------------        --------
Joel P. Moskowitz                       1,163,110                  14.0%
3169 Redhill Avenue
Costa Mesa, CA 92626

Ford Motor Company                      1,207,299                  14.6%
The American Road
Dearborn, MI 48121

Dimensional Fund Advisors, Inc.           553,800 (2)               6.7%
1299 Ocean Ave., 11th Floor
Santa Monica, CA 90401
Leonard M. Allenstein                     122,000 (3)               1.5%

Richard A. Alliegro                        30,000 (4)                *

Earl E. Conabee                            13,825 (5)                *

Dr. Paul Blumberg                               -                    -

Frank Edelstein                            52,400 (6)                *

Donald A. Kenagy                           31,545 (7)                *

Wilford D. Godbold, Jr.                    11,000 (8)                *

Milton L. Lohr                             32,000 (9)                *

David P. Reed                              95,967(10)               1.2%

Howard F. George                           35,057(11)                *

All current executive                   1,591,904(12)              19.2%
officers and directors as a
group (12 persons)

*    Less than 1%

(1) Except as otherwise noted, the beneficial owners have sole voting and investment powers with respect to the shares indicated, subject to community property laws where applicable.

(2) Based on information contained in a statement on Schedule 13G dated February 2, 2001, as filed with the Securities and Exchange Commission. As stated in such Schedule 13G, all shares are held on behalf of advisory clients of Dimensional Fund Advisors, Inc., which disclaims beneficial ownership of such shares.

(3) Includes 32,000 shares subject to options held by Mr. Allenstein which are currently exercisable or will become exercisable within 60 days of February 2, 2001.

(4) Includes 27,000 shares subject to options held by Mr. Alliegro which are currently exercisable or will become exercisable within 60 days of February 2, 2001.

(5) Includes 800 shares subject to options held by Mr. Conabee which are currently exercisable or will become exercisable within 60 days of February 2, 2001.

(6) Includes 34,500 shares subject to options held by Mr. Edelstein which are currently exercisable or will become exercisable within 60 days of February 2, 2001.

(7) Includes 11,000 shares subject to options held by Mr. Kenagy which are currently exercisable or will become exercisable within 60 days of February 2, 2001.

(8) Includes 10,000 shares subject to options held by Mr. Godbold which are currently exercisable or will become exercisable within 60 days of February 2, 2001.

(9) Includes 32,000 shares subject to options held by Mr. Lohr which are currently exercisable or will become exercisable within 60 days of February 2, 2001.

(10) Includes 50,800 shares subject to options held by Mr. Reed which are currently exercisable or will become exercisable within 60 days of February 2, 2001.

(11) Includes 27,400 shares subject to options held by Mr. George which are currently exercisable or will become exercisable within 60 days of February 2, 2001.

(12) Includes 230,500 shares subject to options which are currently exercisable or will become exercisable within 60 days of February 2, 2001.

Item 13.  Certain Relationships and Related Transactions
          ----------------------------------------------

     On March 11, 1986, the Company sold 526,316 shares of its Common Stock to Ford Motor Company ("Ford") at a price of $19.00 per share, for a total purchase price of $10,000,000. At the same time, the Company and Ford created a new corporation, Ceradyne Advanced Products, Inc. ("CAPI"), and entered into agreements involving a broad-based technology transfer, licensing and joint development program. Under the agreements, Ford contributed technology and a portfolio of United States and foreign patents relating to technical ceramics to CAPI in exchange for 80% of CAPI's capital stock, and Ceradyne acquired the remaining 20% of CAPI in exchange for $200,000. The technology and patents contributed by Ford were developed in the Ford Research Laboratories over a 15-year period. Under the March 11, 1986 agreements, the Company was granted an option to acquire Ford's 80% interest in CAPI in exchange for an additional 680,983 shares of Ceradyne Common Stock, which the Company exercised effective February 12, 1988. As a result, Ceradyne now owns 100% of CAPI and Ford owns a total of 1,207,299 shares of the Company's Common Stock. The Company and Ford also entered into a joint development agreement, under which Ford agreed to contribute on a matching value basis with Ceradyne, for the development by Ceradyne of technical ceramic products oriented towards the automotive market.

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

                                    PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K
           ---------------------------------------------------------------

(a) List of documents filed as part of this report:

    (1) Financial Statements:                                           Page
        ---------------------                                           ----

        Report of Independent Public Accountants                        46

        Consolidated Balance Sheets at December 31, 2000 and 1999       47-48

        Consolidated Statements of Operations for                       49
         the Years Ended December 31, 2000, 1999 and 1998

        Consolidated Statements of Stockholders Equity for              50
         the Years Ended December 31, 2000, 1999, and 1998

        Consolidated Statements of Cash Flows for the Years ended       51-52
         December 31, 2000, 1999 and 1998

        Notes to Consolidated Financial Statements                      53-65

    (2) Financial Statement Schedules:

    Schedule VIII -- Valuation and Qualifying Accounts                  66

    All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements and Notes thereto.

(b) The following reports on Form 8-K were filed during the last quarter of the fiscal year ended December 31, 2000:

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

   10.1* Ceradyne, Inc. 1983 Stock Option Plan as amended and restated. Incorporated by reference from Exhibit 10.13 to the Company's Registration Statement on Form S-1 (File No. 2-99930) filed on September 25, 1985 (the "1985 S-1").

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

   10.8 License Agreement between the Registrant and Ceradyne Advanced Products, Inc., dated March 11, 1986. Incorporated herein by reference to Exhibit 10.35 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1985.

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

   10.29   Amendment No. 5 to the Ceradyne, Inc. 1994 Stock Incentive Plan.

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

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders and Directors
 of Ceradyne, Inc.:

We have audited the accompanying consolidated balance sheets of Ceradyne, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ceradyne, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

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


/s/ ARTHUR ANDERSEN LLP

Orange County, California
February 22, 2001

                                CERADYNE, INC.
                                --------------

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                          DECEMBER 31, 2000 AND 1999
                          --------------------------

                                    ASSETS
                                    ------
                            (Amounts in thousands)

                                                                2000       1999
                                                                ----       ----
CURRENT ASSETS:
 Cash and cash equivalents                                    $  6,656    $  1,407
 Accounts receivable, net of allowances of
  approximately $84 and $39 for doubtful
  accounts in 2000 and 1999, respectively                        6,290       5,837
 Other receivables                                                  63          98
 Inventories                                                     8,193       8,452
 Production tooling                                              1,655       1,343
 Prepaid expenses and other                                        795       1,147
                                                              --------    --------
   Total current assets                                         23,652      18,284
                                                              --------    --------


PROPERTY, PLANT AND EQUIPMENT:
 Land                                                              422         422
 Buildings and improvements                                      1,825       1,825
 Machinery and equipment                                        25,450      23,462
 Leasehold improvements                                          2,280       1,870
 Office equipment                                                2,975       2,456
 Construction in progress                                          197         700
                                                              --------    --------
                                                                33,149      30,735
  Less--Accumulated depreciation and amortization              (21,751)    (19,733)
                                                              --------    --------
                                                                11,398      11,002
                                                              --------    --------
COSTS IN EXCESS OF NET ASSETS ACQUIRED,
 net of accumulated amortization of $2,239 and $2,071 in
 2000 and 1999, respectively                                     1,678       1,846
                                                              --------    --------

OTHER ASSETS, net of accumulated amortization of
 $671 and $645 in 2000 and 1999, respectively                    1,735       1,761
                                                              --------    --------

   Total assets                                               $ 38,463    $ 32,893
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

                                CERADYNE, INC.
                                --------------

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                           DECEMBER 31, 2000 AND 1999
                           --------------------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
                   (Amounts in thousands, except share data)

                                                       2000       1999
                                                       ----       ----
CURRENT LIABILITIES:
 Current maturities of long-term debt                 $   100    $   100
 Accounts payable                                       1,953      2,214
 Accrued expenses:
   Payroll and payroll related                            914        665
   Other                                                  249        149
                                                      -------    -------
      Total current liabilities                         3,216      3,128
                                                      -------    -------

LONG-TERM DEBT, less current maturities                   258        358
                                                      -------    -------
DEFERRED REVENUE                                          ---        270
                                                      -------    -------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Common stock, $.01 par value:
    Authorized--12,000,000 shares
    Outstanding--8,288,142 and 8,095,848 shares
     in 2000 and 1999, respectively                    38,659     37,900
  Accumulated deficit                                  (3,670)    (8,763)
                                                      -------    -------

      Total stockholders' equity                       34,989     29,137
                                                      -------    -------

      Total liabilities and stockholders' equity      $38,463    $32,893
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

                                CERADYNE, INC.
                                --------------

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------

             FOR THE YEARS ENDED DECEMBER 31, 2000 , 1999 AND 1998
             -----------------------------------------------------
                 (Amounts in thousands, except per share data)

                                           2000       1999       1998
                                           ----       ----       ----
NET SALES                                 $45,930    $30,382    $26,279

COST OF PRODUCT SALES                      33,743     23,674     21,292
                                          -------    -------    -------

    Gross profit                           12,187      6,708      4,987
                                          -------    -------    -------

OPERATING EXPENSES:
 Selling                                    1,605      1,480      1,494
 General and administrative                 4,456      3,400      3,239
 Research and development                   1,252        597        344
                                          -------    -------    -------

                                            7,313      5,477      5,077
                                          -------    -------    -------

    Income (loss) from operations           4,874      1,231        (90)
                                          -------    -------    -------

OTHER INCOME (EXPENSE):
 Other income                                 357        344        382
 Interest expense                             (34)       (16)       ---
                                          -------    -------    -------
                                              323        328        382
                                          -------    -------    -------

   Income before provision (benefit)
    for income taxes                        5,197      1,559        292

PROVISION (BENEFIT) FOR INCOME
  TAXES                                       104        (44)        10
                                          -------    -------    -------

    Net income                            $ 5,093    $ 1,603    $   282
                                          =======    =======    =======

BASIC INCOME PER SHARE                      $0.62      $0.20      $0.04
                                          =======    =======    =======

DILUTED INCOME PER SHARE                    $0.61      $0.20      $0.04
                                          =======    =======    =======

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING:
    Basic                                   8,212      8,070      8,005
                                          =======    =======    =======
    Diluted                                 8,395      8,189      8,068
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

                                CERADYNE, INC.
                                --------------

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                ------------------------------------------------

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
              ----------------------------------------------------
                   (Amounts in thousands, except share data)

                                  Common Stock
                                  ------------                        Total
                                Number              Accumulated   Stockholders'
                               of Shares   Amount     Deficit        Equity
                               ---------   ------     -------        ------
BALANCE, December 31, 1997     7,963,459   $37,408   $(10,648)      $26,760

  Issuance of common stock        50,179       197        ---           197
  Exercise of stock options       41,200       113        ---           113
  Net income                         ---       ---        282           282
                               ---------   -------   --------       -------

BALANCE, December 31, 1998     8,054,838   $37,718   $(10,366)      $27,352

  Issuance of common stock        30,741       154        ---           154
  Exercise of stock options       10,269        28        ---            28
  Net income                         ---       ---      1,603         1,603
                               ---------   -------   --------       -------

BALANCE, December 31, 1999     8,095,848   $37,900   $ (8,763)      $29,137

  Issuance of common stock        64,304       190        ---           190
  Exercise of stock options      127,990       569        ---           569
  Net income                         ---       ---      5,093         5,093
                               ---------   -------   --------       -------

BALANCE, December 31, 2000     8,288,142   $38,659   $ (3,670)      $34,989
                               =========   =======   ========       =======


                  The accompanying notes are an integral part
                       of these consolidated statements.

                                CERADYNE, INC.
                                --------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------

             FOR THE YEARS ENDED DECEMBER 31,  2000, 1999 AND 1998
             -----------------------------------------------------
                             (Amounts in thousands)

                                                                        2000       1999       1998
                                                                        ----       ----       ----

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                          $ 5,093    $ 1,603    $   282
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization                                      2,212      1,835      1,505

     Changes in operating assets and liabilities:
        (Increase) decrease in accounts receivable, net                  (453)    (1,456)       304
        Decrease (increase) in other receivables                           35         69        (71)
        Decrease (increase) in inventories                                259       (932)      (154)
        Increase in production tooling                                   (312)      (239)      (222)
        Decrease (increase) in prepaid expenses and other assets          352       (352)      (324)
       (Decrease) increase in accounts payable                           (261)     1,130       (113)
        Increase (decrease) in accrued expenses                           349         27         (3)
        Decrease in deferred revenue                                     (270)       ---        ---
                                                                      -------    -------    -------

          Net cash provided by operating activities                     7,004      1,685      1,204
                                                                      -------    -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchases of property, plant and equipment                           (2,414)    (3,788)    (2,213)
                                                                      -------    -------    -------

          Net cash used in investing activities                        (2,414)    (3,788)    (2,213)
                                                                      -------    -------    -------



                  The accompanying notes are an integral part
                       of these consolidated statements.

                                CERADYNE, INC.
                                --------------

              CONSOLIDATED STATEMENTS OF CASH FLOWS - (continued)
              -------------------------------------
                             (Amounts in thousands)

                                                                        2000       1999       1998
                                                                        ----       ----       ----
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                               $  190    $   154     $  197
  Proceeds from exercise of stock options                                 569         28        113
  Borrowings on long-term debt                                            ---        500        ---
  Payments on long-term debt                                             (100)       (42)       ---

      Net cash provided by financing activities                           659        640        310
                                                                       ------    -------    -------

  Increase (decrease) in cash and cash equivalents                      5,249     (1,463)      (699)

  Cash and cash equivalents, beginning of period                        1,407      2,870      3,569
                                                                       ------    -------    -------

  Cash and cash equivalents, end of period                             $6,656    $ 1,407     $2,870
                                                                       ------    -------    -------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:

  Interest paid                                                        $   34    $    16    $   ---
                                                                       ======    =======     ======
  Income taxes paid                                                    $   78    $    39     $   10
                                                                       ======    =======     ======




                  The accompanying notes are an integral part
                       of these consolidated statements.

                                CERADYNE, INC.
                                --------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

                              DECEMBER 31,  2000
                              ------------------

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

                                          December 31,
                                          ------------
                                        2000         1999
                                        ----         ----
                Raw materials        $4,815,000   $4,454,000
                Work-in-process       2,800,000    3,198,000
                Finished goods          578,000      800,000
                                     ----------   ----------
                                     $8,193,000   $8,452,000
                                     ==========   ==========

    e.  Property, Plant and Equipment
        -----------------------------

    Depreciation and amortization of property, plant and equipment are provided using the straight-line method over the following estimated useful lives:

                Buildings and improvements     20 years
                Machinery and equipment        3 to 12 years
                Leasehold improvements         Term of lease
                Office equipment               5 years

    Maintenance, repairs and minor renewals are charged to expense as incurred. Repairs and maintenance expense approximated $965,000, $720,000, and $729,000 in 2000, 1999 and 1998, respectively. Additions and improvements are capitalized. When assets are disposed of, the applicable costs and accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is included in the results of operations.

    f.  Sales Recognition
        -----------------

    The Company recognizes sales as of the date shipments are made and title passes to the customer. Shipping and handling costs billed to a customer are recorded as sales and cost of product sales.

    g.  Deferred Revenue
        ----------------

    In January 2001, Ford Motor Company contributed $270,000 for the year 2001 to the Joint Product Development Program. The Company will amortize this amount to revenue during 2001. In October 1999, 1998 and 1997, Ford also contributed $270,000 for each year and the Company fully amortized these amounts to revenue during 2000, 1999 and 1998. As of December 31, 2000, there was no deferred revenue.

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

  The following is a summary of the number of shares entering into the computation of net income per common and common equivalent share:

                                                          December 31,
                                                          ------------
                                                  2000       1999        1998
                                                  ----       ----        ----
    Weighted average number of
     shares outstanding                       8,211,568   8,070,225   8,005,000

    Dilutive stock options and common stock
     warrants                                   183,769     119,174      63,000
                                              ---------   ---------   ---------

    Number of shares used in
     diluted computation                      8,395,337   8,189,399   8,068,000
                                              =========   =========   =========

    i.  Accounting for Long-Lived Assets
        --------------------------------

    As prescribed by Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of," the Company assesses the recoverability of its long-lived assets (including goodwill) by determining whether the asset balance can be recovered over the remaining depreciation or amortization period through projected undiscounted future cash flows. Cash flow projections, although subject to a degree of uncertainty, are based on trends of historical performance and management's estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions. There were no impairment charges in any of the three years ended December 31, 2000.

    j.  Deferred Start-up and Pre-Production Engineering
        ------------------------------------------------

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

    Effective for design and development costs incurred after December 31, 1999, the Emerging Issues Task Force (EITF) released issue No. 99-5, "Accounting for Pre-Production Costs Related to Long Term Supply Arrangements". The task force reached a consensus that design and development costs for products to be sold under long-term supply arrangement should be expenses as incurred. The effect of adoption was immaterial to the Company's financial statements.

    In 1998, the Company capitalized $188,000 in pre-production engineering costs relating to a new government contract for the armor vest product line. In November 1999, the company commenced shipments of the product and began to amortize these costs. The remaining $172,000 was completely amortized by March 31, 2000.

    k.  Use of Estimates
        ----------------

    The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

    l.  Engineering and Research
        ------------------------

    The costs associated with application engineering and internally-funded research are expensed as incurred and are included in cost of product sales or other operating expenses. The Company established a new research and development department in 1998 to focus on new materials technology. Costs associated with the research and development department were $1,252,000, $597,000, and $344,000 for years ended December 31, 2000, 1999 and 1998, respectively. In addition, the Company has historically and continues to engage in application engineering and internally funded research to improve and reduce the cost of products and to develop new products. Costs associated with the engineering department were approximately $358,000, $281,000 and $384,000 in 2000, 1999 and 1998, respectively.

    m.  Comprehensive Income
        --------------------

    In accordance with SFAS No. 130, the Company reports and displays comprehensive income and its components in the financial statements. Comprehensive income generally represents all changes in stockholder's equity except those resulting from investments by and distributions to owners. Currently, no difference exists between the Company's net income and its comprehensive net income.

    n.  Fair Value of Financial Instruments
        -----------------------------------

    The carrying value of accounts receivable and trade payables approximates the fair value due to their short-term maturities. The carrying value of the Company's unused line of credit is considered to approximate fair market value, as the interest rates of these instruments are based predominately on variable reference rates. The carrying value of the Company's long-term debt is a reasonable estimate of fair value as the rate of interest paid on the note approximates the current rate available for financing with similar terms and maturities.

    o.  Environmental Liabilities and Expenditures
        ------------------------------------------

    Accruals for environmental matters are recorded in operating expenses when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. In the fourth quarter of 1998, the Company recorded approximately $178,000 as an accrual for the written notification from the United States Environmental Protection Agency that the Company was a responsible party in the Superfund cleanup of the Casmalia Disposal Site in Santa Barbara County, CA. The notification states that Ceradyne, along with approximately 10,000 other parties, have been designated as "de minimus" waste generators due to the relatively small quantities of their waste disposal. The Company properly disposed of this waste material in the 1970's and 1980's, however the Casmalia Disposal Site leaked into the water table. Thus the waste generators must pay their share of the cost of the cleanup effort. After review and negotiation, the EPA reduced the charge to $112,000. The amount was paid in full in December 1999. There were no environmental issues as of December 31, 2000.

    p.  Income Taxes
        ------------

    The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," which requires the liability method of accounting for income taxes.

    q.  New Accounting Pronouncements
        -----------------------------

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Currently, the Company does not have any instruments that would qualify as derivatives under SFAS No. 133. Accordingly, the Company does not believe SFAS No. 133 will have a material impact on the Company's financial position, results of operations, or liquidity at the current time.

    During the third quarter of fiscal year 2000, Emerging Issues Task Force
    (EITF) No. 00-10, "Accounting for Shipping and Handling Fees and Costs" was issued. EITF No. 00-10 governs the accounting treatment and classification of the Company's shipping revenues and certain of its shipping expenses. In accordance with the Issue, the Company adopted EITF No. 00-10 during the fourth quarter of fiscal 2000. The adoption of this EITF did not materially affect the classification of revenues from shipments to customers and certain expenses related to shipping and handling of the Company's net income.

    In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition", to provide guidance on the recognition, presentation and disclosure of revenue in financial statements. While SAB No. 101 provides a framework by which to recognize revenue in the financial statements, the adoption of this SAB did not have a material impact on the Company's financial statement.

    In March 2000, the Financial Accounting Standards Board issued Interpretation (FIN) No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB No. 25." FIN No. 44 clarifies
    (a) the definition of employee for purposes of applying APB No. 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN No. 44 became effective July 1, 2000 and had no impact on the Company's financial statements.

2.  Debt and Bank Borrowing Arrangements
    ------------------------------------

In November 1997 the Company entered into a revolving credit agreement with Comerica Bank. The unused credit facility amount remains at $4,000,000 as of the year ended December 31, 2000.

Under a separate credit facility with Comerica Bank, the Company entered into a $500,000 capital equipment loan agreement during the third quarter of 1999. The term of the loan is for 60 months with no prepayment penalty. The equipment serves as the collateral for the loan.

    Long Term Debt
    --------------


    Capital equipment loan bearing interest at 8.18%         $ 358,000
    APR, as of December 31, 2000. Payable in monthly installments of $8,333 expiring July
    2004.

    Less:  current portion                                    (100,000)
                                                             ---------
    Long term debt                                           $ 258,000
                                                             =========

3.  Income Taxes
    ------------

The provision (benefit) for income taxes is comprised of the following for the year ended December 31:

                          2000       1999       1998
                          ----       ----       ----

    Current             $104,000   $(44,000)   $10,000
    Deferred                 ---        ---        ---
                        --------   --------    -------
                        $104,000   $(44,000)   $10,000
                        ========   ========    =======

The Company's net deferred tax asset of $1.7 million at December 31, 2000 relates primarily to its tax net operating loss carryforwards, which total approximately $5.2 million and expire as follows:

             2008            $ 1,752,000
             2009              1,828,000
             2012              1,620,000
                             -----------
                             $ 5,200,000
                             ===========

The components of the Company's deferred tax asset as of December 31, 2000 and 1999 are as follows:
                                                          December 31,
                                                          ------------
                                                      2000           1999
                                                      ----           ----
             Inventory adjustments                $   299,000    $   264,000
             Vacation accrual                         113,000        104,000
             Bad debt allowance                        33,000         16,000
             Net operating loss and tax credit
              carryforwards                         2,371,000      4,248,000
             Other                                     44,000         67,000
                                                  -----------    -----------
                                                    2,860,000      4,699,000
             Valuation allowance                   (1,152,000)    (2,991,000)
                                                  -----------    -----------
                 Net deferred tax asset           $ 1,708,000    $ 1,708,000
                                                  ===========    ===========

The deferred tax asset is classified in other assets at December 31, 2000 and 1999.

The effective income tax rate for the years ended December 31, 2000, 1999 and 1998 differs from the Federal statutory income tax rate due to the following items:

                                                             December 31,
                                                             ------------
                                                  2000          1999          1998
                                                  ----          ----          ----

   Income before taxes                         $ 5,197,000    $1,559,000    $292,000
                                               -----------    ----------    --------

   Provision for income taxes at federal
    statutory rate                               1,766,980       530,060      99,280
   State income taxes                              252,055        75,612      14,162
   Reduction of valuation allowance             (1,839,000)     (708,000)    (15,000)
   Other                                           (76,035)       58,328     (88,442)
                                               -----------    ----------    --------
   Provision (benefit) for income taxes        $   104,000    $  (44,000)   $ 10,000
                                               ===========    ==========    ========
   Effective tax rate                                 2.00%        (2.82)%      3.42%
                                               ===========    ==========    ========


4. Commitments and Contingencies
   -----------------------------

   a.  Operating Lease Obligations
       ---------------------------

   The Company leases certain of its manufacturing facilities under noncancelable operating leases expiring at various dates through October 2005. The Company incurred rental expense under these leases of $691,365, $653,433 and $667,000 for the years ended 2000, 1999 and 1998, respectively. The approximate minimum rental commitments required under existing noncancelable leases as of December 31, 2000 are as follows:

                    2001      $  771,190
                    2002         820,899
                    2003         850,312
                    2004         859,202
                    2005         764,008
                              ----------
                              $4,065,611
                              ==========

   b.  Employment Agreement
       --------------------

   The Company has an employment agreement with the Chief Executive Officer which expires on July 5, 2001. In addition to a base salary, the agreement provides for a bonus to be determined by the Compensation Committee of the Board of Directors. No maximum compensation limit exists. Compensation expense pursuant to this agreement in 2000, 1999 and 1998 was $310,970, $256,112 and $228,191, respectively.

   c.  Legal Proceedings
       -----------------

   The Company is, from time to time, involved in various legal and other proceedings that relate to the ordinary course of operating its business, including, but not limited to, employment-related actions and workers' compensation claims.

   From October 1995 through November 2000, the Company, along with others, was served with seven different complaints that were filed by eleven former employees of one of the Company's customers, and eight spouses. The complaints, filed in the United States District Court, Eastern District of Tennessee, allege that the customers' employees contracted chronic beryllium disease as a result of their exposure to beryllium-containing products sold by Ceradyne and others. The total of all the above complaints seeks compensatory damages in the amount of $59 million and punitive damages in the amount of $140 million.

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

Ceradyne's manufacturing structure is summarized in the following table:

===============================================================================================
       FACILITY LOCATION                                 PRODUCTS
Advanced Ceramic Operations              . Semiconductor Equipment Components
Costa Mesa, California                   . Lightweight ceramic armor
 Approximately 74,000 square feet        . Orthodontic ceramic brackets
                                         . Ceralloy(R) 147 SRBSN wear parts
                                         . Precision ceramics
                                         . Ceralloy(R) 147 SRBSN diesel/automotive engine parts
                                           (Research and Development
-----------------------------------------------------------------------------------------------
Semicon Associates                       . Microwave ceramic-impregnated dispenser cathodes
Lexington, Kentucky                      . Ion laser ceramic-impregnated dispenser cathodes
 Approximately 35,000 square feet        . Samarium cobalt magnets
-----------------------------------------------------------------------------------------------
Thermo Materials                         . Glass tempering rolls (fused silica ceramics)
Scottdale, Georgia                       . Metallurgical tooling (fused silica ceramics)
 Approximately 85,000 square feet        . Missile radomes (fused silica ceramics)
                                         . Castable and other fused silica product
===============================================================================================

                                Ceradyne, Inc.
              Segment Statement of Operations for the Years Ended
                       December 31, 2000, 1999, and 1998
                             (amounts in thousands)

                    Advanced Ceramic Ops           Semicon  Associates           Thermo Materials                  TOTAL
                    --------------------           -------------------           ----------------                  -----
-----------------------------------------------------------------------------------------------------------------------------------
                     2000      1999      1998     2000     1999      1998      2000     1999     1998      2000      1999      1998
-----------------------------------------------------------------------------------------------------------------------------------

Revenue from      $31,250   $17,839   $14,176   $7,191   $6,385    $5,995    $7,489   $6,158   $6,108   $45,930   $30,382   $26,279
External          -------   -------   -------   ------   ------    ------    ------   ------   ------   -------   -------   -------
Customers

Depreciation      $ 1,564   $ 1,272   $   992   $  362   $  347    $  301    $  286   $  216   $  212   $ 2,212   $ 1,835   $ 1,505
and               -------   -------   -------   ------   ------    ------    ------   ------   ------   -------   -------   -------
Amortization

Segment Income    $ 3,389   $   762   $    37   $  895   $  395    $ (114)   $  913   $  402   $  369   $ 5,197   $ 1,559   $   292
(loss) before     -------   -------   -------   ------   ------    ------    ------   ------   ------   -------   -------   -------
provision
(benefit) for
income taxes

Segment Assets    $27,298   $23,196   $19,960   $5,994   $5,877    $6,398    $5,171   $3,820   $3,135   $38,463   $32,893   $29,493
                  -------   -------   -------   ------   ------    ------    ------   ------   ------   -------   -------   -------

Expenditures      $ 1,211   $ 2,989   $ 1,827   $  394   $  322    $  272    $  809   $  477   $  114   $ 2,414   $ 3,788   $ 2,213
for Segment       -------   -------   -------   ------   ------    ------    ------   ------   ------   -------   -------   -------
Assets of PP&E
               --------------------------------------------------------------------------------------------------------------------

                    Segment Statement for Net Sales by Area
                              for the Years Ended
                       December 31, 2000, 1999, and 1998
                                     (in %)

                    Advanced Ceramic Ops           Semicon  Associates           Thermo Materials                  TOTAL
                    --------------------           -------------------           ----------------                  -----
-----------------------------------------------------------------------------------------------------------------------------------
                     2000      1999      1998     2000     1999      1998      2000     1999     1998      2000      1999      1998
-----------------------------------------------------------------------------------------------------------------------------------

U.S. Net Sales        63%       54%       47%      12%      18%       18%       12%      17%      19%       87%       89%       84%

Western                3%        3%        4%       2%       2%        3%        1%       1%       2%        6%        6%        9%
Europe Net
Sales

Asia Net Sales         1%        1%        1%       1%       1%        2%        2%       2%       1%        4%        4%        4%

Israel Net             1%       ---        2%      ---      ---       ---       ---      ---      ---        1%       ---        2%
Sales

Canada Net            ---        1%       ---       1%      ---       ---        1%      ---       1%        2%        1%        1%
Sales

Other                 ---       ---      ----      ---      ---       ---       ---      ---      ---       ---       ---       ---
                  -------   -------   -------   ------   ------    ------    ------   ------   ------   -------   -------   -------

Total Net             68%       59%       54%      16%      21%       23%       16%      20%      23%      100%      100%      100%
Sales             =======   =======   =======   ======   ======    ======    ======   ======   ======   =======   =======   =======
              ---------------------------------------------------------------------------------------------------------------------

For fiscal year 2000, one customer accounted for approximately 14% of net sales. For 1999, one customer accounted for approximately 18% of net sales. For fiscal year 1998, two customers accounted for approximately 16% and 11% of net sales.

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

                                               2000         1999        1998
                                               ----         ----        ----
Net income:                   As reported   $5,093,000   $1,603,000   $282,000
                              Pro forma     $4,696,815   $1,276,320     97,371

Basic income per share        As reported      $.62         $.20        $.04
                              Pro forma        $.57         $.16        $.01

Diluted income per share      As reported      $.61         $.20        $.04
                              Pro forma        $.56         $.16        $.01

Because the Statement No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years. Additionally, the 2000, 1999 and 1998 pro forma net income include immaterial amounts related to the purchase discount offered under the 1995 Employee Stock Purchase Plan.

The Company may sell up to 100,000 shares of stock to its full-time employees under the 1995 Employee Stock Purchase Plan. The Company has sold 27,925 shares, 26,793 shares and 24,162 shares in 2000, 1999 and 1998, respectively, under the 1995 Employee Stock Purchase Plan. Employees may purchase shares at the lower of 85 percent of the quoted market value of the shares as determined on the first or last day of the plan year. The weighted average fair value of shares sold in 2000, 1999 and 1998 was $3.876, $3.876 and $3.93, respectively.

The Company may grant options for up to 800,000 shares under the 1994 Stock Incentive Plan. The Company has granted options for 865,600 shares and has had cancellations of 136,205 shares through December 31, 2000. Options are granted at or above the fair market value at the date of grant and generally become exercisable over a five-year period.

A summary of the status of the Company's stock option plan at December 31, 1998, 1999 and 2000 and changes during the years then ended is presented in the table and narrative below:

                                                     Weighted Average
                                          Shares      Exercise  Price
                                          ------      ---------------
     OUTSTANDING, December 31, 1997       465,850          $ 4.26
                                         ========          =======

     Granted                              128,500          $ 4.41
     Exercised                            (41,200)          (2.75)
     Canceled                             (55,000)          (5.92)
                                         --------          -------
     OUTSTANDING, December 31, 1998       498,150          $ 4.24
                                         ========          =======

     Granted                              151,000          $ 3.39
     Exercised                            (10,200)          (2.63)
     Canceled                             (10,400)          (4.66)
                                         --------          -------
     OUTSTANDING, December 31, 1999       628,550          $ 4.06
                                         ========          =======

     Granted                              107,900          $ 6.828
     Exercised                           (127,990)          (4.228)
     Canceled                             (11,000)          (4.162)
                                         --------          -------
     OUTSTANDING, December 31, 2000       597,460          $ 4.565
                                         ========          =======

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2000, 1999, and 1998, respectively: risk free interest rates of 5.76, 6.51 and 5.40 percent; expected life for 2000, 1999 and 1998 of 7 years; expected volatility of 66.53, 65.06, and 94.87 percent. The assumed dividend yield in 2000, 1999 and 1998 is zero percent.

Of the 597,460 options outstanding at December 31, 2000, 333,700 have exercise prices between $2.00 and $4.375, with a weighted average exercise price of $3.15, and a weighted average remaining contractual life of seven years. The remaining 263,760 options have exercise prices between $4.75 and $7.50, with a weighted average exercise price of $5.49, and a weighted average remaining contractual life of eight years.

7. Supplemental Retirement Plan
   ----------------------------

In December 1988 the Board of Directors of the Company approved the adoption of a supplemental retirement plan (Ceradyne SMART 401(k) Plan) in which substantially all employees are eligible to participate after completing 90 days of employment. Participation in the Plan is voluntary. An employee may elect to contribute up to fifteen percent (15% or the maximum deferred tax amount of $10,500 in 2000, whichever is less) of the employee's pretax compensation as a basic contribution. The exception to this rule are the highly compensated employees ($85,000 and above) who are limited to 7% of pretax compensation as a basic contribution. The Company may contribute any amount which the Board of Directors annually determines appropriate. Company contributions fully vest and are nonforfeitable after the participant has completed five years of service. During the years ended December 31, 2000, 1999, and 1998, the related Company contribution was approximately $82,052, $14,601 and $102,455, respectively.

The Company's contribution is in the form of shares of its common stock. The number of shares to be contributed will be determined by dividing the total Company match for the Plan year by the higher of the market value per share of common stock as of the end of that Plan year

(December 31), or the audited book value per share of common stock as of the end of that Plan year. The participants' cash contributions may be invested, at their discretion, in several funds. The member can elect to allocate the accumulated and future contributions to their accounts among these funds in increments of 10 percent.

The Company has reserved 250,000 shares of its common stock for possible issuance under the Plan. At December 31, 2000, 104,064 shares were available for issuance under the Plan.

8. Joint Venture and Joint Development Agreement
   ---------------------------------------------

On March 11, 1986, the Company sold 526,316 shares of its common stock to Ford Motor Company (Ford) for a gross sales price of $10,000,000. In addition, Ford and the Company formed a joint venture, Ceradyne Advanced Products, Inc. (CAPI), in which the Company acquired a 20 percent interest for $200,000. Ford contributed certain technology in exchange for its 80 percent interest in the joint venture. The Company granted Ford an option to have Ford's 80 percent interest in the joint venture to the Company in exchange for 608,020 shares of the Company's common stock. Ford granted the Company an option to call Ford's 80 percent interest in the joint venture in exchange for 680,983 shares of the Company's common stock.

On February 13, 1988, the Company exercised its call option and issued 680,983 shares of its common stock to Ford. The value of the shares issued ($2,043,000) was allocated to the technology acquired and is being amortized over a 20 year period utilizing the purchase method of accounting.

Ford and the Company have also entered into a joint development program to develop a prototype production facility to produce ceramics with automotive applications. Under the terms of the joint development agreement, Ford and the Company share equally in the cost of this project. Ford contributed $270,000 for each of the years ended December 31, 1999 and 1998. In addition, Ford contributed $270,000 in January 2001.

9. Interim Financial Information (unaudited)
   -----------------------------------------

The results by quarter for 2000 and 1999 are as follows:

                                            Quarter Ending
                                            --------------
                         March 31,       June 30,     September 30,   December 31,
                           2000            2000            2000           2000
                           ----            ----            ----           ----

 Net sales              $11,148,000   $11,699,000     $11,493,000    $11,590,000
 Net income               1,156,000     1,338,000       1,409,000      1,190,000
 Diluted income
  per share-            $       .14   $       .16     $       .17    $       .14
                        ===========   ===========     ===========    ===========

                                           Quarter Ending
                                           --------------
                       March 31,       June 30,    September 30,   December 31,
                         1999           1999           1999           1999
                         ----           ----           ----           ----

 Net sales            $6,305,000      $7,331,000    $7,810,000     $8,936,000
 Net income               48,000         401,000       496,000        658,000
 Diluted income
  per share-          $      .01      $      .05    $      .06     $      .08
                      ==========      ==========    ==========     ==========


               SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
               -------------------------------------------------

                             (Amounts in thousands)

                          Balance    Charged                 Balance
                            at       to Costs                  at
                         Beginning     and                   End of
     Description         of Period   Expenses   Deductions   Period
----------------------   ---------   --------   ----------   -------

For the Year Ending
December 31, 2000:
------------------

Allowance for
doubtful
accounts receivable            $39       $134         $ 89       $84
                              ====      =====         ====      ====

For the Year Ending
December 31, 1999:
------------------

Allowance for
doubtful
accounts receivable            $92       $ 77        $130        $39
                              ====      =====        ====       ====

For the Year Ending
December 31, 1998:
------------------

Allowance for
doubtful
accounts receivable           $179      $  55       $142         $92
                              ====      =====       ====       =====

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 26, 2001                         CERADYNE, INC.

                                          By   s/ Joel P. Moskowitz
                                                  --------------------
                                                  Joel P. Moskowitz
                                                  Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


s/ Joel P. Moskowitz             Chairman of the Board,     March 26, 2001
----------------------------     Chief Executive Officer,
   Joel P. Moskowitz             President and Director
                                 (Principle executive
                                 officer)

s/ Howard F. George              Chief Financial Officer    March 26, 2001
----------------------------     (Principle financial
   Howard F. George              and accounting officer)

s/ Leonard M. Allenstein         Director                   March 26, 2001
----------------------------
   Leonard M. Allenstein

s/ Richard A. Alliegro           Director                   March 26, 2001
----------------------------
   Richard A. Alliegro

s/ Paul Blumberg                 Director                   March 26, 2001
----------------------------
   Paul Blumberg

s/ Frank Edelstein               Director                   March 26, 2001
----------------------------
   Frank Edelstein

s/ Wilford D. Godbold, Jr.       Director                   March 26, 2001
----------------------------
   Wilford D. Godbold, Jr.

s/ Milton L. Lohr                Director                   March 26, 2001
----------------------------
   Milton L. Lohr


Exhibit    Description
-------    -----------

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

  10.1*    Ceradyne, Inc. 1983 Stock Option Plan as amended and restated.
           Incorporated by reference from Exhibit 10.13 to the Company's
           Registration Statement on Form S-1 (File No. 2-99930) filed on
           September 25, 1985 (the "1985 S-1").

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

  10.8     License Agreement between the Registrant and Ceradyne Advanced
           Products, Inc., dated March 11, 1986. Incorporated herein by reference to Exhibit 10.35 to the Registrant's Annual Report on Form
           10-K for the fiscal year ended December 31, 1985.


Exhibit    Description
-------    -----------
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


Exhibit    Description
-------    -----------

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

 10.29     Amendment No. 5 to the Ceradyne, Inc. 1994 Stock Incentive Plan.

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