Form 10-Q
period 2001-03-31
CERADYNE INC
filed 2001-05-04
CIK 18937

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
---
     EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 2001

     or

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
     For the transition period from ______________to

                         Commission File No. 000-13059

                                CERADYNE, INC.
                                --------------
            (Exact name of Registrant as specified in its charter)

          Delaware                                                    33-0055414
----------------------------------------    ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

     3169 Redhill Avenue, Costa Mesa, CA             92626
----------------------------------------------------------
  (Address of principal executive)               (Zip Code)

Registrant's telephone number, including area code  (714) 549-0421
                                                    --------------
                                N/A
-----------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        YES   X          NO
                            -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                          Outstanding at April 2, 2001
-----------------------------            ----------------------------

Common Stock, $.01 par value                  8,298,942 Shares


                              Page 1 of 16 Pages

                                CERADYNE, INC.

                 INDEX                                                                                      PAGE NO.
                 -----                                                                                      --------
PART I.          FINANCIAL INFORMATION

Item 1.          Financial Statements


                 Statement Regarding Financial Information............................................            3

                 Consolidated Balance Sheets-March 31, 2001
                 and December 31, 2000................................................................          4-5

                 Consolidated Statements of Income -
                 Three Months Ended March 31, 2001 and 2000...........................................            6

                 Consolidated Statements of Cash Flow -
                 Three Months Ended March 31, 2001 and 2000...........................................            7

                 Condensed Notes to Consolidated Financial Statements.................................         8-11

Item 2.          Management's Discussion and Analysis of Financial Condition
                 and Results of Operations............................................................        11-14

Item 3.          Quantitative and Qualitative Disclosures
                 About Market Risk....................................................................        14-15

PART II.         OTHER INFORMATION

Item 1.          Legal Proceedings....................................................................           15

Items 2,         N/A..................................................................................           15
 3, 4 and 5

Item 6.          Exhibits and Reports on Form 8-K.....................................................           16

SIGNATURE.............................................................................................           16

                                CERADYNE, INC.

                                   FORM 10-Q
                             FOR THE QUARTER ENDED

                                March 31, 2001



PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements
          --------------------

          The Financial Statements included herein have been prepared by Ceradyne, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information normally included in the Financial Statements prepared in accordance with accounting principles generally accepted in the United States has been omitted pursuant to such rules and regulations. However, the Company believes the disclosures are adequate to make the information presented not misleading. It is suggested the Financial Statements be read in conjunction with the Financial Statements and notes thereto included in the Company's Annual Report pursuant to
          Section 13 or 15(d) of the Securities Exchange Act of 1934 on Form 10-K for the fiscal year ended December 31, 2000, as filed with the Securities and Exchange Commission on March 28, 2001.

============================================================================================================================
                                                          CERADYNE, INC.
                                                    CONSOLIDATED BALANCE SHEETS
                                                              ASSETS
                                                      (Amounts in thousands)
----------------------------------------------------------------------------------------------------------------------------
                                                                               March 31, 2001            December 31, 2000
                                                                                 (Unaudited)
============================================================================================================================
CURRENT ASSETS
----------------------------------------------------------------------------------------------------------------------------
  Cash and cash equivalents                                                          $  5,126                    $  6,656
----------------------------------------------------------------------------------------------------------------------------
  Accounts receivable, net of allowances for doubtful                                   8,669                       6,290
  accounts of approximately $93 and $84 at March 31,
  2001 and December 31, 2000, respectively
----------------------------------------------------------------------------------------------------------------------------
  Other receivables                                                                        53                          63
----------------------------------------------------------------------------------------------------------------------------
  Inventories                                                                           9,071                       8,193
----------------------------------------------------------------------------------------------------------------------------
  Production tooling                                                                    1,969                       1,655
----------------------------------------------------------------------------------------------------------------------------
  Prepaid expenses and other                                                              841                         795
                                                                                     --------                    --------
----------------------------------------------------------------------------------------------------------------------------
  TOTAL CURRENT ASSETS                                                                 25,729                      23,652
                                                                                     --------                    --------
----------------------------------------------------------------------------------------------------------------------------
PROPERTY, PLANT & EQUIPMENT, at cost
----------------------------------------------------------------------------------------------------------------------------
  Land                                                                                    422                         422
----------------------------------------------------------------------------------------------------------------------------
  Buildings and improvements                                                            1,825                       1,825
----------------------------------------------------------------------------------------------------------------------------
  Machinery and equipment                                                              26,248                      25,450
----------------------------------------------------------------------------------------------------------------------------
  Leasehold improvements                                                                2,283                       2,280
----------------------------------------------------------------------------------------------------------------------------
  Office equipment                                                                      3,041                       2,975
----------------------------------------------------------------------------------------------------------------------------
  Construction in progress                                                                539                         197
                                                                                     --------                    --------
----------------------------------------------------------------------------------------------------------------------------
                                                                                       34,358                      33,149
----------------------------------------------------------------------------------------------------------------------------
  Less accumulated depreciation and amortization                                      (22,206)                    (21,751)
                                                                                     --------                    --------
----------------------------------------------------------------------------------------------------------------------------
                                                                                       12,152                      11,398
                                                                                     --------                    --------
----------------------------------------------------------------------------------------------------------------------------
COSTS IN EXCESS OF NET ASSETS ACQUIRED,                                                 1,637                       1,678
  net of accumulated amortization of $2,280 and $2,239 at March
  31, 2001 and December 31, 2000, respectively
----------------------------------------------------------------------------------------------------------------------------
OTHER ASSETS, net of accumulated amortization                                           1,211                       1,735
  of $685 and $671 at March 31, 2001 and December 31, 2000,                          --------                    --------
  respectively
----------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                         $ 40,729                    $ 38,463
                                                                                     ========                    ========
============================================================================================================================

                      See accompanying condensed notes to
                      Consolidated Financial Statements.

=======================================================================================================================
                                                          CERADYNE, INC.
                                                    CONSOLIDATED BALANCE SHEETS
                                               LIABILITIES AND SHAREHOLDERS' EQUITY
                                             (Amounts in thousands, except share data)
-----------------------------------------------------------------------------------------------------------------------
                                                                             March 31, 2001         December 31, 2000
                                                                               (Unaudited)
=======================================================================================================================
CURRENT LIABILITIES
-----------------------------------------------------------------------------------------------------------------------
  Current portion of long-term debt                                              $   100                    $    100
-----------------------------------------------------------------------------------------------------------------------
  Accounts payable                                                                 2,248                       1,953
-----------------------------------------------------------------------------------------------------------------------
  Accrued expenses:
-----------------------------------------------------------------------------------------------------------------------
       Payroll and payroll related                                                 1,314                         914
-----------------------------------------------------------------------------------------------------------------------
       Other                                                                         409                         249
                                                                                 -------                    --------
-----------------------------------------------------------------------------------------------------------------------
  TOTAL CURRENT LIABILITIES                                                        4,071                       3,216
                                                                                 -------                    --------
-----------------------------------------------------------------------------------------------------------------------
LONG-TERM DEBT, NET OF CURRENT PORTION                                               233                         258
                                                                                 -------                    --------
-----------------------------------------------------------------------------------------------------------------------
DEFERRED REVENUE                                                                     202                         ---
                                                                                 -------                    --------
-----------------------------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------------------------------
  Common stock, $.01 par value,
  Authorized - 12,000,000 shares,
  Outstanding - 8,298,942 shares
  and 8,288,142 shares at March 31, 2001
  and December 31, 2000, respectively.                                            38,704                      38,659
-----------------------------------------------------------------------------------------------------------------------
  Accumulated deficit                                                             (2,481)                    ( 3,670)
                                                                                 -------                    --------
-----------------------------------------------------------------------------------------------------------------------
  TOTAL SHAREHOLDERS' EQUITY                                                      36,223                      34,989
                                                                                 -------                    --------
-----------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                       $40,729                    $ 38,463
                                                                                 =======                    ========
=======================================================================================================================

                      See accompanying condensed notes to
                      Consolidated Financial Statements.

================================================================================
                                CERADYNE, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                 (Amounts in thousands, except per share data)

================================================================================
                                                            THREE MONTHS
                                                                ENDED
                                                               MARCH 31

--------------------------------------------------------------------------------
                                                        2001            2000
                                                          (Unaudited)
================================================================================
NET SALES                                              $11,949        $11,148
--------------------------------------------------------------------------------
COST OF PRODUCT SALES                                    8,123          8,263
                                                       -------        -------
--------------------------------------------------------------------------------
     Gross Profit                                        3,826          2,885
                                                       -------        -------
--------------------------------------------------------------------------------
OPERATING EXPENSES
--------------------------------------------------------------------------------
     Selling                                               517            356
--------------------------------------------------------------------------------
     General and Administrative                          1,263          1,148
--------------------------------------------------------------------------------
     Research and Development                              481            268
                                                       -------        -------
--------------------------------------------------------------------------------
                                                         2,261          1,772
                                                       -------        -------
--------------------------------------------------------------------------------
     Income from operations                              1,565          1,113
                                                       -------        -------
--------------------------------------------------------------------------------
OTHER INCOME (EXPENSE):
--------------------------------------------------------------------------------
     Other income                                          141             75
--------------------------------------------------------------------------------
     Interest expense                                      ( 7)           ( 9)
                                                       -------        -------
--------------------------------------------------------------------------------
                                                           134             66
                                                       -------        -------
--------------------------------------------------------------------------------
     Income before provision                             1,699          1,179
     for income taxes
--------------------------------------------------------------------------------
PROVISION FOR INCOME TAXES                                 510             23
                                                       -------        -------
--------------------------------------------------------------------------------
NET INCOME                                             $ 1,189        $ 1,156
                                                       -------        -------
--------------------------------------------------------------------------------
BASIC & DILUTED INCOME PER SHARE                       $   .14        $   .14
                                                       =======        =======
================================================================================

                      See accompanying condensed notes to
                      Consolidated Financial Statements.

==============================================================================================================================
                                                          CERADYNE, INC.
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS                 THREE MONTHS ENDED
                                                      (Amounts in thousands)                             MARCH 31,
------------------------------------------------------------------------------------------------------------------------------
                                                                                                   2001               2000
                                                                                                (Unaudited)        (Unaudited)
==============================================================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES:
------------------------------------------------------------------------------------------------------------------------------
      Net Income                                                                                 $ 1,189            $ 1,156
------------------------------------------------------------------------------------------------------------------------------
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED FROM (USED IN) OPERATING
ACTIVITIES:
------------------------------------------------------------------------------------------------------------------------------
      Depreciation and amortization                                                                  587                524
------------------------------------------------------------------------------------------------------------------------------
      Gain on equipment disposal                                                                     (12)               ---
------------------------------------------------------------------------------------------------------------------------------
      Increase in accounts receivable, net                                                        (2,379)            (2,158)
------------------------------------------------------------------------------------------------------------------------------
      Decrease (increase) in other receivables                                                        10                (15)
------------------------------------------------------------------------------------------------------------------------------
      Increase in inventories                                                                       (878)              (330)
------------------------------------------------------------------------------------------------------------------------------
      Increase in production tooling                                                                (314)              (161)
------------------------------------------------------------------------------------------------------------------------------
      Decrease in prepaid expenses and other assets                                                  464                428
------------------------------------------------------------------------------------------------------------------------------
      Increase in accounts payable                                                                   295                544
------------------------------------------------------------------------------------------------------------------------------
      Increase in accrued expenses                                                                   560                238
------------------------------------------------------------------------------------------------------------------------------
      Increase (decrease) in deferred revenue                                                        202                (68)
                                                                                                 -------            -------
------------------------------------------------------------------------------------------------------------------------------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                                                 (276)               158
                                                                                                 -------            -------
------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
------------------------------------------------------------------------------------------------------------------------------
      Purchases of property, plant and equipment                                                  (1,342)              (397)
                                                                                                 -------            -------
------------------------------------------------------------------------------------------------------------------------------
      Proceeds from sale of equipment                                                                 68                ---
                                                                                                 -------            -------
------------------------------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                                             (1,274)              (397)
                                                                                                 -------            -------
------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
------------------------------------------------------------------------------------------------------------------------------
      Proceeds from issuance of common stock                                                          45                322
------------------------------------------------------------------------------------------------------------------------------
      Payments on long-term debt                                                                     (25)               (25)
                                                                                                 -------            -------
------------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                                             20                297
                                                                                                 -------            -------
------------------------------------------------------------------------------------------------------------------------------
(Decrease) increase in cash and cash equivalents                                                  (1,530)                58
                                                                                                 -------            -------
------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, beginning of period                                                     6,656              1,407
                                                                                                 -------            -------
------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                                         $ 5,126            $ 1,465
                                                                                                 =======            =======
------------------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
------------------------------------------------------------------------------------------------------------------------------
Interest paid                                                                                    $     7            $     9
------------------------------------------------------------------------------------------------------------------------------
Income taxes paid                                                                                $    58            $     4
                                                                                                 -------            -------
==============================================================================================================================

                      See accompanying condensed notes to
                      Consolidated Financial Statements.

                                CERADYNE, INC.
             CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 2001
                                  (Unaudited)
1.   Basis of Presentation
     ---------------------

     The consolidated financial statements include the financial statements of Ceradyne, Inc. (the Company) and its divisions. All material intercompany accounts and transactions have been eliminated.

2.   Inventories
     -----------

     Inventories are valued at the lower of cost (first in, first out) or market. Inventory costs include the cost of material, labor and manufacturing overhead. The following is a summary of the inventory components as of March 31, 2001 and December 31, 2000 (in thousands):

       =========================================================================================================================
                                                                         MARCH 31, 2001                      DECEMBER 31, 2000
       =========================================================================================================================
          Raw Materials                                                        $4,808                              $4,815
       -------------------------------------------------------------------------------------------------------------------------
          Work-in-Process                                                       3,479                               2,800
       -------------------------------------------------------------------------------------------------------------------------
          Finished Goods                                                          784                                 578
       -------------------------------------------------------------------------------------------------------------------------
          Total Inventories                                                    $9,071                              $8,193
                                                                               ======                              ======
       =========================================================================================================================

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

      =================================================================================================
                                                                            THREE MONTHS ENDED
                                                                                 MARCH 31,
      -------------------------------------------------------------------------------------------------
                                                                         2001                  2000
      =================================================================================================
       Weighted average number of shares outstanding                    8,294,718             8,113,641
      -------------------------------------------------------------------------------------------------
       Dilutive stock options and common stock warrants                   321,937               221,651
                                                                        ---------             ---------
      -------------------------------------------------------------------------------------------------
       Number of shares used in diluted computations                    8,616,655             8,335,292
                                                                        =========             =========
      =================================================================================================

4.  Long Term Debt
    --------------

    ==============================================================
     Capital Equipment loan bearing interest          $ 333,000
     at 8.18% APR.  Payable in monthly
     installments of $8,333, expiring July 2004.
    --------------------------------------------------------------
     Less Current Portion                              (100,000)
                                                      ---------
    --------------------------------------------------------------
     Long Term Debt                                   $ 233,000
    ==============================================================


5.  Disclosure About Segments of an Enterprise and Related Information
    ------------------------------------------------------------------

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

    The Company serves its markets and manages its business through three divisions, each of which has its own manufacturing facilities and administrative and selling functions. The Company's Advanced Ceramic Operations, located in Costa Mesa, California, primarily produces armor and orthodontic products, components for semiconductor equipment, and houses the Company's SRBSN research and development activities. The Company's cathode development and production are handled through its Semicon Associates division located in Lexington, Kentucky. Fused silica products, including missile radomes, are produced at the Company's Thermo Materials division located in Scottdale, Georgia. Ceradyne's manufacturing structure is summarized in the following table:


     ===================================================================================================================
            FACILITY LOCATION                                                       PRODUCTS
     -------------------------------------------------------------------------------------------------------------------
      Advanced Ceramic Operations                               . Semiconductor Equipment Components
      Costa Mesa, California                                    . Lightweight ceramic armor
      Approximately 74,000 square feet                          . Orthodontic ceramic brackets
                                                                . Ceralloy(R) 147 SRBSN wear parts
                                                                . Precision ceramics
                                                                . Ceralloy(R) 147 SRBSN diesel/automotive engine parts
     -------------------------------------------------------------------------------------------------------------------
      Semicon Associates                                        . Microwave ceramic-impregnated dispenser cathodes
      Lexington, Kentucky                                       . Ion laser ceramic-impregnated dispenser cathodes
      Approximately 35,000 square feet                          . Samarium cobalt magnets

     -------------------------------------------------------------------------------------------------------------------
      Thermo Materials                                          . Glass tempering rolls (fused silica ceramics)
      Scottdale, Georgia                                        . Metallurgical tooling (fused silica ceramics)
      Approximately 85,000 square feet                          . Missile radomes (fused silica ceramics)
                                                                . Castable and other fused silica product
     ===================================================================================================================

                                Ceradyne, Inc.
                              Segment Disclosures
              for the Three Months Ended March 31, 2001 and 2000
                            (Amounts in thousands)

                         Three Months Ended March 31,

                    Advanced Ceramic Ops        Semicon  Associates       Thermo Materials          TOTAL
--------------------------------------------------------------------------------------------------------------------
                         2001     2000             2001     2000            2001     2000        2001       2000
--------------------------------------------------------------------------------------------------------------------
Revenue from          $ 8,234  $ 7,525           $1,941   $1,769          $1,774   $1,854     $11,949    $11,148
External              -------  -------           ------   ------          ------   ------     -------    -------
Customers

Depreciation          $   400  $   370           $  105   $   96          $   82   $   58     $   587    $   524
and                   -------  -------           ------   ------          ------   ------     -------    -------
Amortization

Segment Income        $ 1,166  $   662           $  365   $  307          $  168   $  210     $ 1,699    $ 1,179
before                -------  -------           ------   ------          ------   ------     -------    -------
provision  for
Income  Taxes

Segment Assets        $29,026  $24,909           $6,325   $5,856          $5,378   $4,295     $40,729    $35,060
                      -------  -------           ------   ------          ------   ------     -------    -------

Expenditures          $   889  $   258           $  140   $   14          $  313   $  125     $ 1,342    $   397
for PP&E              -------  -------           ------   ------          ------   ------     -------    -------
                    ------------------------------------------------------------------------------------------------

                   Segment Disclosures for Net Sales by Area
              for the Three Months Ended March 31, 2001 and 2000

                         Three Months Ended March 31,

                     Advanced Ceramic Ops   Semicon Associates      Thermo Materials                TOTAL
--------------------------------------------------------------------------------------------------------------------------------
                      2001         2000      2001       2000         2001         2000       2001        2000
--------------------------------------------------------------------------------------------------------------------------------
U.S. Net Sales       58%            62%       12%        14%          11%          12%        81%         88%

Western Europe        5%             5%        3%         1%           1%           1%         9%          7%
Net Sales

Asia Net Sales      ---              1%        1%         1%           2%           1%         3%          3%

Israel Net            5%           ---       ---        ---          ---          ---          5%        ---
Sales

Canada Net
Sales                 1%           ---       ---        ---            1%           1%         2%          1%


Other               ---            ---       ---        ---          ---            1%       ---           1%
                 ------          -----     -----     ------       ------       ------     ------      ------

Total Net Sales      69%            68%       16%        16%          15%          16%       100%        100%
                 ======          =====     =====     ======       ======       ======     ======      ======

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

         Preliminary Note Regarding Forward-Looking Statements
         -----------------------------------------------------

         This Quarterly Report on Form 10-Q contains statements which may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934. Forward-looking statements regarding future events and the future performance of the Company involve risks and uncertainties that could cause actual results to differ materially. These risks and uncertainties are described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, as filed with the Securities and Exchange Commission under "Item 1-Business", including the section therein entitled "Risk Factors", and "Item 7-Management's Discussion and Analysis of Financial Condition and Result of Operations".

         Results of Operations for the Three Months Ended March 31, 2001
         ---------------------------------------------------------------

          Reference is made to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, for an analysis and detailed discussion of the Company's financial condition and results of operations for the period covered by that report.

          Net Sales. Net sales for the three months ended March 31, 2001 were
          ---------
          $11.9 million which is a record quarter for the Company. This represents an increase of 7%, or $.8 million over the corresponding quarter of the prior year.

          The increase in sales was primarily attributable to the Company's Advanced Ceramic Operations in Costa Mesa, California. This increase was approximately $.7 million over the corresponding first quarter of the prior year. Contributing to the increase was structural ceramics for semiconductor manufacturing equipment due to continued demand from customers for advanced technical ceramics to protect specific areas of the wafer and chamber against extremely corrosive chemicals. Industrial and automotive products provided increases in sales mainly due to customer demand for wear components made primarily of Ceralloy 147 sintered reaction bonded silicon nitride (SRBSN). These SRBSN ceramic components are generally incorporated in industrial and automotive equipment or engines where severe conditions exist. Orthodontic products also contributed to the increase due to the increased demand by orthodontists for the Clarity orthodontic brackets. Additionally, research and development provided sales increases over the prior year quarter directly related to the Company being awarded two Small Business Innovation Research (SBIR) grants in 2000 for military ceramic armor systems and microwave ceramics. Offsetting the increases in sales was a decrease in armor sales due to delays in protective armor procurement by the U.S. government.

          The Company's Semicon Associates division in Lexington, Kentucky, posted a sales increase of $.2 million as compared to the year ago period. The increase was mainly due to increased customer demand for dispenser cathodes, which are used in microwave tubes for radar and satellite communications.

          The Company's Thermo Materials division in Scottdale, George, posted a $.1 million sales decrease over the year ago quarter. The decrease was attributable to customer delays in design changes for defense missiles.

          Gross Profit. The Company's gross profit was $3.8 million or 32% of
          ------------
          sales for the first quarter ended March 31, 2001 compared to $2.9 million or 26% of sales for the prior year's first quarter.

          The Company's Advanced Ceramic Operations in Costa Mesa, California posted gross profit of $2.8 million compared to $1.9 million, or a 47% increase over the year ago quarter. Advanced Ceramic Operations has experienced significant cost increases in its electricity rates and California workers' compensation insurance premiums; however, the Company has and is monitoring these charges with the California Public Utilities Commission and its workers' compensation insurance carrier. Even with these increases in cost of goods sold, the Company achieved increased gross profit due to higher volume, higher capacity utilization, and favorable product mix resulting in economies of scale. However, the Company relies on a continuous electrical power supply to conduct its business, and California's current energy crisis could disrupt the Company's Costa Mesa, California segment with production delays and increases in electrical energy expenses.

          Semicon Associates in Lexington, Kentucky, posted gross profit of $.6 million compared to $.5 million, or a 20% increase over the year ago quarter. The increase is attributed to higher volume and greater capacity utilization.

          Thermo Materials in Scottdale, Georgia, posted gross profit of approximately $.5 million for both comparable quarters. Although sales decreased on a quarter comparison, the gross profit was relatively unchanged due to higher efficiencies in manufacturing yields and product mix.

          Selling Expenses. Selling expenses were $517,000 for the quarter ended
          ----------------
          March 31, 2001. This compares to the prior year ago amount of $356,000 for the quarter. Commissions, travel, and increases in headcount account for the major selling expense increases.

          General and Administrative Expenses. General Administrative expenses
          -----------------------------------
          were $1,263,000 for the quarter ended March 31, 2001. This compares to the prior year amount of $1,148,000. Salary increases, an additional clerical person at Thermo Materials, and increases in outside engineering consulting expenses for Advanced Ceramic Operations accounted for the increased expenses.

          Research and Development. Expenses were $481,000 for the quarter ended
          ------------------------
          March 31, 2001, as compared to $268,000 for the year ago quarter. The increased expenses over the prior year quarter are mainly related to the Company being awarded $2.4 million in Small Business Innovation Research (SBIR) grants in 2000 for military ceramic armor systems and microwave ceramics. However, to a lesser extent some of the expenses are related to internally funded research and development projects related to various product lines. All of these expenses are recorded to the research and development department.

          In addition, the Company historically has and continues to engage in application engineering and internally funded research to improve and reduce the cost of production and to develop new products. These costs are expensed as incurred and are included in cost of product sales by the engineering department

          Other Income. Other income for the quarters ended March 31, 2001 and
          ------------
          2000 were $141,000 and $75,000, respectively. The increase of $66,000 was mainly caused by an increase of interest income due to higher cash balances in the current quarter.

          Interest Expense. Interest expense was $7,000 for the quarter period
          ----------------
          as compared to $9,000 in the prior year period.

          Income Taxes. The Company recorded a $510,000 provision for federal
          ------------
          and state taxes for the quarter ended March 31, 2001, compared to only $23,000 in the prior year quarter. The Company's net deferred tax asset of $1.2 million as of March 31, 2001 relates primarily to its tax net operating loss carryforwards, which total approximately $4.0 million. The Company expects to use its remaining net operating loss carryforwards in 2001. Consequently, the Company is using a combined federal and state effective tax rate of 30% in the current quarter compared to 2% in the prior year quarter.

          Net Income. Reflecting all of the matters discussed above, net income
          ----------
          was $1,189,000 or $.14 per share diluted and basic for the quarter ended March 31, 2001.

          Liquidity and Capital Resources
          -------------------------------

          The Company generally meets its operating and capital requirements for cash flow from operating activities and borrowings under its credit facilities.

          In November, 1997 the Company entered into a revolving credit agreement with Comerica Bank. The credit facility amount remains at $4,000,000 as of quarter ended March 31, 2001. As of March 31, 2001 there had been no borrowings under this credit facility. Under a separate credit facility with Comerica Bank, the Company entered into a $500,000 capital equipment loan agreement during the third quarter of 1999. The term of the loan is for 60 months with no prepayment penalty.

          Management believes that its current cash and cash equivalents on hand, as well as cash generated from operations and the ability to borrow under the existing credit facilities, will be sufficient to finance anticipated capital and operating requirements for at least the next 12 months.

          New Accounting Pronouncements
          -----------------------------

          In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. The Company adopted this pronouncement on January 1, 2001. Currently, the Company does not have any instruments that would qualify as derivatives under SFAS No. 133.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk
          ----------------------------------------------------------

          The Company is exposed to market risks related to fluctuations in interest rates on its debt. Currently, the Company does not utilize interest rate swaps, forward or option contracts on foreign currencies or commodities, or other types of derivative financial instruments. The purpose of the following analysis is to provide a framework to understand the Company's sensitivity to hypothetical changes in interest rates as of March 31, 2001.

          The Company utilized debt financing during the first quarter ended March 31, 2001 primarily for the purpose of acquiring manufacturing equipment. For fixed rate debt, changes in interest rates generally affect the fair market value of the debt instrument, but not the Company's earnings or cash flows. The Company does not have an obligation to prepay fixed rate debt prior to maturity, and as a result, interest rate risk and changes in fair market value should not have a significant impact on the fixed rate debt until the Company would be required to refinance such debt. The fair market value estimates for debt securities are based on discounting future cash flows utilizing current rates offered to the Company for debt of the same type and remaining maturity.

          As of March 31, 2001, the Company's debt consisted of a $333,000 capital equipment loan at a fixed interest rate of 8.18% due July 28, 2004. The carrying amount is a reasonable estimate of fair value as the rate of interest paid on the note approximates the current rate available for financing with similar terms and maturities.

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


Dated: May 3, 2001