Form 10-Q
period 2001-06-30
CERADYNE INC
filed 2001-08-14
CIK 18937

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
---  EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 2001

     or

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
     For the transition period from _______________ to ________________

                         Commission File No. 000-13059

                                 CERADYNE, INC.
                                 --------------
             (Exact name of Registrant as specified in its charter)


           Delaware                                      33-0055414
-------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

  3169 Redhill Avenue, Costa Mesa, CA                       92626
--------------------------------------------------------------------------------
   (Address of principal executive)                       (Zip Code)

      Registrant's telephone number, including area code  (714) 549-0421
--------------------------------------------------------------------------------

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

                            YES   X          NO
                                -----           -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                               Outstanding at June 30, 2001
-----------------------------------         ------------------------------------
   Common Stock, $.01 par value                        8,343,240 Shares

                                 Page 1 of 22 Pages

                                 CERADYNE, INC.


            INDEX                                                       PAGE NO.
            -----                                                       --------

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

            Statement Regarding Financial Information...................       3

            Consolidated Balance Sheets-June 30, 2001
            and December 31, 2000.......................................     4-5

            Consolidated Statements of Income -
            Three and Six Months Ended June 30, 2001 and 2000...........       6

            Consolidated Statements of Cash Flow -
            Six Months Ended June 30, 2001 and 2000.....................       7

            Condensed Notes to Consolidated Financial Statements........    8-13

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................   14-18

Item 3.     Quantitative and Qualitative Disclosures
            About Market Risk...........................................   18-19

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings...........................................      20

Items 2, 3  N/A.........................................................      21
  and 5.

Item 4.     Submission of Matter to Vote of Security Holders............      21

Item 6.     Exhibits and Reports on Form 8-K............................      22

SIGNATURE...............................................................      22

                                 CERADYNE, INC.

                                   FORM 10-Q
                             FOR THE QUARTER ENDED

                                 June 30, 2001



PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements
          --------------------

          The Financial Statements included herein have been prepared by Ceradyne, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information normally included in the Financial Statements prepared in accordance with accounting principles generally accepted in the United States has been omitted pursuant to such rules and regulations. However, the Company believes the disclosures are adequate to make the information presented not misleading. All adjustments have been made which are, in the opinion of management, necessary to a fair statement of the results of the interim periods presented. The Financial Statements should be read in conjunction with the Financial Statements and notes thereto included in the Company's Annual Report pursuant to
          Section 13 or 15(d) of the Securities Exchange Act of 1934 on Form 10-K for the fiscal year ended December 31, 2000, as filed with the Securities and Exchange Commission on March 28, 2001.

                                                    CERADYNE, INC.
                                              CONSOLIDATED BALANCE SHEETS
                                                        ASSETS
                                                (Amounts in thousands)
-------------------------------------------------------------------------------------------------------------
                                                                       June 30, 2001        December 31, 2000
                                                                        (Unaudited)
=============================================================================================================

CURRENT ASSETS

  Cash and cash equivalents                                                 $  4,054                 $  6,656

  Accounts receivable, net of allowances for doubtful                          8,612                    6,290
   accounts of approximately $90 and $84 at June 30,
   2001 and December 31, 2000, respectively

  Other receivables                                                              263                       63

  Inventories                                                                 10,079                    8,193

  Production tooling                                                           2,019                    1,655

  Prepaid expenses and other                                                   1,018                      795
                                                                            --------                 --------

  TOTAL CURRENT ASSETS                                                        26,045                   23,652
                                                                            --------                 --------

PROPERTY, PLANT & EQUIPMENT, at cost

  Land                                                                           422                      422

  Buildings and improvements                                                   1,833                    1,825

  Machinery and equipment                                                     27,537                   25,450

  Leasehold improvements                                                       2,825                    2,280

  Office equipment                                                             3,124                    2,975

  Construction in progress                                                       246                      197
                                                                            --------                 --------

                                                                              35,987                   33,149

  Less accumulated depreciation and amortization                             (22,803)                 (21,751)
                                                                            --------

                                                                              13,184                   11,398
                                                                            --------                 --------

COSTS IN EXCESS OF NET ASSETS ACQUIRED,                                        1,595                    1,678
 net of accumulated amortization of $2,322 and $2,239 at June
 30, 2001 and December 31, 2000, respectively

OTHER ASSETS, net of accumulated amortization                                  1,125                    1,735
 of $692 and $671 at June 30, 2001 and December 31, 2000,                   --------                 --------
 respectively
TOTAL ASSETS                                                                $ 41,949                 $ 38,463
                                                                            ========                 ========
=============================================================================================================

                      See accompanying condensed notes to
                      Consolidated Financial Statements.


                                CERADYNE, INC.
                          CONSOLIDATED BALANCE SHEETS
                     LIABILITIES AND SHAREHOLDERS' EQUITY
                   (Amounts in thousands, except share data)

                                                                   June 30, 2001      December 31, 2000
                                                                    (Unaudited)
=======================================================================================================

CURRENT LIABILITIES

  Current portion of long-term debt                                    $   100             $    100

  Accounts payable                                                       2,039                1,953

  Accrued expenses:

       Payroll and payroll related                                       1,262                  914

       Other                                                               451                  249
                                                                       -------             --------
  TOTAL CURRENT LIABILITIES                                              3,852                3,216
                                                                       -------             --------
LONG-TERM DEBT, NET OF CURRENT PORTION                                     208                  258
                                                                       -------             --------
DEFERRED REVENUE                                                           135                  ---
                                                                       -------             --------

SHAREHOLDERS' EQUITY

  Common stock, $.01 par value,
  Authorized - 12,000,000 shares,
  Outstanding - 8,343,240 shares
  and 8,288,142 shares at June 30, 2001
        and December 31, 2000, respectively.                            38,979               38,659

  Accumulated deficit                                                   (1,225)             ( 3,670)
                                                                       -------             --------
  TOTAL SHAREHOLDERS' EQUITY                                            37,754               34,989
                                                                       -------             --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                             $41,949             $ 38,463
                                                                       =======             ========
===================================================================================================

                      See accompanying condensed notes to
                      Consolidated Financial Statements.

                                      CERADYNE, INC.
                             CONSOLIDATED STATEMENTS OF INCOME
                       (Amounts in thousands, except per share data)
============================================================================================
                                                   THREE MONTHS              SIX MONTHS
                                                      ENDED                    ENDED
                                                     JUNE 30,                 JUNE 30,
============================================================================================
                                                 2001        2000         2001         2000
============================================================================================
                                                   (Unaudited)               (Unaudited)
NET SALES                                      $11,137      $11,699      $23,086     $22,847
COST OF PRODUCT SALES                            7,844        8,535       15,998      16,798
                                               -------      -------      -------     -------
  Gross profit                                   3,293        3,164        7,088       6,049
                                               -------      -------      -------     -------

OPERATING EXPENSES

  General and administrative                     1,201        1,082        2,467       2,229
  Selling                                          540          397        1,057         753
  Research and development                          89          350          536         619
                                               -------      -------      -------     -------
                                                 1,830        1,829        4,060       3,601
                                               -------      -------      -------     -------
  Income from operations                         1,463        1,335        3,028       2,448
                                               -------      -------      -------     -------

OTHER INCOME (EXPENSE):

  Royalty income                                    50           37           80          88
  Interest income                                   56           43          137          67
  Interest expense                                  (7)          (9)         (14)        (18)
  Miscellaneous                                    ---          (40)          30         (40)
                                               -------      -------      -------     -------
                                                    99           31          233          97

  Income before provision                        1,562        1,366        3,261       2,545
  (benefit) for income taxes

PROVISION (BENEFIT) FOR INCOME TAXES               305           28          815          15
                                               -------      -------      -------     -------
NET INCOME                                     $ 1,257      $ 1,338      $ 2,446     $ 2,494
                                               =======      =======      =======     =======
BASIC INCOME PER SHARE                           $0.15        $0.16        $0.29       $0.31
                                               =======      =======      =======     =======
DILUTED INCOME PER SHARE                         $0.15        $0.16        $0.28       $0.30
                                               =======      =======      =======     =======
============================================================================================

                      See accompanying condensed notes to
                      consolidated financial statements.



                              CERADYNE, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Amounts in thousands)


                                                                      SIX MONTHS ENDED
                                                                          JUNE 30,
                                                                 ---------------------------
                                                                    2001              2000
                                                                 (Unaudited)      (Unaudited)
                                                                 -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                     $ 2,446             $ 2,494
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED
BY (USED IN) OPERATING ACTIVITIES:
  Depreciation and amortization                                    1,232               1,040
  Gain on equipment disposal                                         (12)                ---
  Increase in accounts receivable, net                            (2,322)             (2,234)
  (Increase) decrease in other receivables                          (200)                  5
  Increase in inventories                                         (1,886)               (450)
  Increase in production tooling                                    (364)               (198)
  Decrease in prepaid expenses and other assets                      366                 442
  Increase (decrease) in accounts payable                             86                  (9)
  Increase in accrued expenses                                       550                 392
  Increase (decrease) in deferred revenue                            135                (135)
                                                                 -------             -------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                   31               1,347
                                                                 -------             -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                      (2,971)               (997)
                                                                 -------             -------
  Proceeds from sale of equipment                                     68                 ---
                                                                 -------             -------
NET CASH USED IN INVESTING ACTIVITIES                             (2,903)               (997)
                                                                 -------             -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                             320                 637
  Principal Payments on long-term debt                               (50)                (50)
                                                                 -------             -------
Net cash provided by financing activities                            270                 587
                                                                 -------             -------
(Decrease) increase in cash and cash equivalents                  (2,602)                937
                                                                 -------             -------
Cash and cash equivalents, beginning of period                     6,656               1,407
                                                                 -------             -------
Cash and cash equivalents, end of period                         $ 4,054             $ 2,344
                                                                 =======             =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid                                                    $    18             $    18
Income taxes paid                                                $   253             $    16
                                                                 -------             -------


                      See accompanying condensed notes to
                       Consolidated Financial Statements.

                                CERADYNE, INC.

             CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2001
                                  (Unaudited)


1.  Basis of Presentation
    ---------------------

    The consolidated financial statements include the financial statements of Ceradyne, Inc. (the Company) and its subsidiaries. All adjustments have been made which are, in the opinion of management, necessary to a fair statement of the results of the interim periods presented. All material intercompany accounts and transactions have been eliminated.


2.   Inventories
     -----------

     Inventories are valued at the lower of cost (first in, first out) or market. Inventory costs include the cost of material, labor and manufacturing overhead. The following is a summary of the inventory components as of June 30, 2001 and December 31, 2000 (in thousands):



                                       JUNE 30, 2001    DECEMBER 31, 2000
                                       -------------    -----------------
     Raw Materials                         $ 4,017            $4,815
     Work-in-Process                         4,259             2,800
     Finished Goods                          1,803               578
     Total Inventories                     $10,079            $8,193
                                           =======            ======


3.   Net Income Per Share
     --------------------

     The Company accounts for net income per share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share". Basic net income per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted net income per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding plus the effect of any dilutive stock options and common stock warrants using the treasury stock method. The table below reconciles the weighted shares outstanding in the computation of basic net income per share to diluted net income per share.

                                                            THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                  JUNE 30                 JUNE 30
                                                           ---------------------   ---------------------
                                                              2001        2000        2001        2000
                                                           ---------   ---------   ---------   ---------
     Weighted average number of shares outstanding         8,338,315   8,188,023   8,316,517   8,150,832
                                                           ---------   ---------   ---------   ---------
     Dilutive stock options and common stock warrants        329,989     189,023     325,963     174,966
                                                           ---------   ---------   ---------   ---------
     Number of shares used in diluted computations         8,668,304   8,377,046   8,642,480   8,325,798
                                                           =========   =========   =========   =========

4.   Long Term Debt
     --------------

     Capital Equipment loan bearing interest at 8.18%               $ 308,000
      APR. Payable in monthly installments of $8,333, expiring July 2004.

     Less Current Portion                                            (100,000)
                                                                    ---------
     Long Term Debt                                                 $ 208,000
                                                                    =========


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

     The Company serves its markets and manages its business through three divisions, each of which has its own manufacturing facilities and administrative and selling functions. The Company's Advanced Ceramic Operations, located in Costa Mesa, California, primarily produces advanced technical ceramic components and houses the Company's sintering and reaction bonding of silicon nitride (SRBSN) research and development activities. The Company's cathode development and production are handled through its Semicon Associates division located in Lexington, Kentucky. Fused silica products, including missile radomes, are produced at the Company's Thermo Materials division located in Scottdale, Georgia. Ceradyne's manufacturing structure is summarized in the following table:


        FACILITY LOCATION                                       PRODUCTS
----------------------------------        ------------------------------------------------------
Advanced Ceramic Operations               . Semiconductor Equipment Components
Costa Mesa, California                    . Lightweight ceramic armor
Approximately 85,000 square feet          . Orthodontic ceramic brackets
                                          . Ceralloy(R) 147 SRBSN wear parts
                                          . Precision ceramics
                                          . Ceralloy(R) 147 SRBSN diesel/automotive engine parts

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

                                 Ceradyne, Inc.
                              Segment Disclosures
                             (Amounts in thousands)


                          Three Months Ended June 30,

                   Advanced Ceramic Ops   Semicon  Associates      Thermo Materials          TOTAL
-------------------------------------------------------------------------------------------------------
                      2001      2000         2001      2000         2001       2000      2001      2000
-------------------------------------------------------------------------------------------------------
Revenue from       $ 7,921   $ 8,026       $2,031    $1,971       $1,185     $1,702   $11,137   $11,699
 External          -------   -------       ------    ------       ------     ------   -------   -------
 Customers

Depreciation       $   410   $   399       $  114    $   47       $  121     $   70   $   645   $   516
 and               -------   -------       ------    ------       ------     ------   -------   -------
w Amortization

Segment Income     $ 1,367   $   916       $  440    $  311       $ (245)    $  139   $ 1,562   $ 1,366
 before            -------   -------       ------    ------       ------     ------   -------   -------
 provision  for
 Income  Taxes

Segment Assets     $29,940   $26,205       $6,447    $5,982       $5,562     $4,035   $41,949   $36,222
                   -------   -------       ------    ------       ------     ------   -------   -------

Expenditures       $ 1,210   $   329       $  122    $  142       $  297     $  129   $ 1,629   $   600
 for PP&E          -------   -------       ------    ------       ------     ------   -------   -------
                ---------------------------------------------------------------------------------------


                           Six Months Ended June 30,

                   Advanced Ceramic Ops   Semicon  Associates      Thermo Materials          TOTAL
-------------------------------------------------------------------------------------------------------
                     2001      2000         2001      2000         2001       2000      2001      2000
-------------------------------------------------------------------------------------------------------
Revenue from       $16,156   $15,550       $3,972    $3,740       $2,958     $3,557   $23,086   $22,847
 External          -------   -------       ------    ------       ------     ------   -------   -------
 Customers

Depreciation       $   810   $   769       $  219    $  143       $  203     $  128   $ 1,232   $ 1,040
 and               -------   -------       ------    ------       ------     ------   -------   -------
 Amortization

Segment Income     $ 2,534   $ 1,577       $  805    $  619       $  (78)    $  349   $ 3,261   $ 2,545
 before            -------   -------       ------    ------       ------     ------   -------   -------
 provision  for
 Income  Taxes

Expenditures       $ 2,099   $   587       $  262    $  156       $  610     $  254   $ 2,971   $   997
 for PP&E          -------   -------       ------    ------       ------     ------   -------   -------
                ---------------------------------------------------------------------------------------

                   Segment Disclosures for Net Sales by Area


                          Three Months Ended June 30,

                    Advanced Ceramic Ops  Semicon Associates  Thermo Materials     TOTAL
--------------------------------------------------------------------------------------------
                       2001    2000         2001    2000        2001    2000    2001    2000
--------------------------------------------------------------------------------------------
U.S. Net Sales          60%     64%          13%     14%          7%     11%     80%     89%

Western Europe           4%      3%           4%      2%          1%      1%      9%      6%
 Net Sales

Asia Net Sales           3%      1%           1%      1%          2%      2%      6%      4%

Israel Net               4%    ---          ---     ---         ---     ---       4%    ---
 Sales

Canada Net
 Sales                 ---       1%         ---     ---           1%    ---       1%      1%


Other                  ---     ---          ---     ---         ---     ---     ---     ---
                      ----    ----         ----    ----        ----    ----    ----    ----

Total Net Sales         71%     69%          18%     17%         11%     14%    100%    100%
                      ====    ====         ====    ====        ====    ====    ====    ====
                    ------------------------------------------------------------------------



                           Six Months Ended June 30,

                    Advanced Ceramic Ops  Semicon Associates  Thermo Materials     TOTAL
--------------------------------------------------------------------------------------------
                       2001    2000         2001    2000        2001    2000    2001    2000
--------------------------------------------------------------------------------------------
U.S. Net Sales          58%     63%          13%     14%          9%     12%     80%     89%

Western Europe           5%      4%           3%      2%          1%      1%      9%      7%
 Net Sales

Asia Net Sales           2%      1%           1%    ---           2%      2%      5%      3%

Israel Net               5%    ---          ---     ---         ---     ---       5%    ---
 Sales

Canada Net
 Sales                 ---     ---          ---     ---           1%      1%      1%      1%

Other                  ---     ---          ---     ---         ---     ---     ---     ---
                      ----    ----         ----    ----        ----    ----    ----    ----

Total Net Sales         70%     68%          17%     16%         13%     16%    100%    100%
                      ====    ====         ====    ====        ====    ====    ====    ====
                    ------------------------------------------------------------------------

6.   Legal Proceedings
     -----------------

     The Company is, from time to time, involved in various legal and other proceedings that relate to the ordinary course of operating its business, including, but not limited to, employment-related actions and workers' compensation claims.

     From October 1995 through November 2000, the Company, along with other companies, was served with seven different complaints that were filed by eleven former employees of one of the Company's customers, and eight spouses. The complaints, all filed in the United States District Court, Eastern District of Tennessee, allege that the customers' employees contracted chronic beryllium disease as a result of their exposure to beryllium-containing products sold by Ceradyne and other companies. The above complaints seeks compensatory damages in the total amount of $59 million and punitive damages in the total amount of $140 million.

     In July 2001, one of the complaints was dismissed by the court. One plaintiff opted for a government settlement with no liability to the Company. The remaining plaintiffs of this case were dismissed by the court based upon summary judgment with no liability to the Company. Therefore, there are now six remaining complaints filed by seven former employees of one of the Company's customers and six spouses. The remaining complaints seek compensatory damages in the total amount of $45 million and punitive damages in the total amount of $110 million.

     All of these cases are in the discovery stage. The Company believes that all of these cases are without merit and is vigorously defending them. Furthermore, two previous complaints against the Company, similar in nature to the seven complaints described above, were dismissed without any payment on the part of the Company.

     Based on these factors, as well as the recent dismissal in July 2001, the Company believes that the resolution of these claims will not have a material adverse effect on the financial condition or operations of the Company. Defense of these cases has been tendered to the Company's insurance carriers, which are providing a defense subject to a reservation of rights. There can be no assurance, however, that these claims will be covered by insurance or that, if covered, the amount of insurance will be sufficient to cover any potential judgments.

     In September 2000, the Company was served with a cross complaint from the Company's lessor who received a complaint from an employee of the Company alleging he contracted chronic beryllium disease. The complaint seeks reimbursement of legal expense from the Company. This complaint was filed in the Superior Court of the State of California in Santa Ana, California. In July, 2001, the cross complaint was dismissed with no liability to the Company.

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

         Results of Operations for the Three and Six Months Ended June 30, 2001
         ----------------------------------------------------------------------

         Reference is made to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, for an analysis and detailed discussion of the Company's financial condition and results of operations for the period covered by that report.

         Net Sales.  Net sales for the three months ended June 30, 2001 were
         ---------
         $11.1 million. This represents a decrease of 5%, or $.6 million, from the corresponding quarter of the prior year. For the six months ended June 30, 2001, net sales were $23.1 million, an increase of 1%, or $.2 million from the prior year's six months.

         Advanced Ceramics Operations in Costa Mesa, California had a decrease in sales for the second quarter ended June 30, 2001 of $.1 million as compared to the year ago period. The decreases were mainly in structural ceramic components for semiconductor manufacturing equipment and ceramic armor for defense customers. For the six months period, sales increased by $.6 million over the prior year six months. The sales increases were in all product lines except armor products. Orders for armor products that the Company expected to receive in the second quarter have been delayed by the customers by an estimated three to six months.

         The Company's Semicon Associates division in Lexington, Kentucky, posted a sales increase of $.1 million for the second quarter, and a six month increase of $.2 million as compared to the prior year periods. The increases in both periods were mainly due to increased customer demand for dispenser cathodes, which are used in microwave tubes for radar and satellite communications.

     The Company's Thermo Materials division in Scottdale, Georgia, posted a sales decrease for the quarter of $.5 million, and a six months decrease of $.6 million as compared to the prior year periods. The decreases in both periods were mainly due to the delay of defense orders that have been booked recently in July, 2001. There was also less demand domestically for fused silica products because the glass, steel, and aluminum making industries were downsizing their production orders.

     International sales have been, and are expected to continue to be an important part of the Company's business. International sales were 20% of total sales for the quarter and first six months of 2001 as compared to 11% in each of the prior year periods. The reasons for the increase were due to the Company's relatively new sales efforts in England and China and increases in armor components for Israel.

     Gross Profit.  The Company's gross profit was $3.3 million, or 30% of
     ------------
     sales, for the second quarter ended June 30, 2001, compared to $3.2 million, or 27% of sales, for the prior year's second quarter. For the six months ended June 30, 2001, gross profit was $7.1 million, or 31% of sales, compared to $6.0 million, or 26% of sales, in the first six months of 2000.

     The Company's Advanced Ceramic Operations in Costa Mesa, California, posted gross profit of $2.6 million for the quarter ended June 30, 2001, compared to $2.2 million, or an 18% increase over the year ago quarter. For the six months ended June 30, 2001, gross profit was $5.3 million compared to $4.1 million, or a 29% increase over the year ago period. Gross profits at the Company's Advanced Ceramic Operations segment, as a percentage of the Company's total sales, continued to improve due to the increased volume of components being produced and higher capacity utilization. The Company expects this trend to continue depending on volume of similar parts or components being produced. The Company's Advanced Ceramic Operations depends on a continuous electrical power supply to conduct its business, and California's current electrical energy crisis could disrupt this segment with future production delays. Over the current quarter and six months period, the Company's Advanced Ceramic Operations has not materially suffered from power outages; however, the cost per kilowatt hour has more than doubled over the comparable periods of 2000.

     Semicon Associates in Lexington, Kentucky, posted gross profit of $.7 million compared to $.6 million, or a 17 % increase over the year ago quarter. For the six months period, gross profit was $1.2 million compared to $1.0 million, or a 20% increase over the year ago period. The increases in the gross profit for both periods are attributed to higher volume and greater capacity utilization. Additionally, modest price increases and greater production yields were contributing factors. The Company expects the upward trend of gross profit as a percent of sales to continue depending on volume of similar parts or components being produced.

     Thermo Materials in Scottdale, Georgia, posted gross profit of $.1 million compared to $.4 million, or a 75% decrease from the year ago quarter. For the six month period, gross profit was $.5 million compared to $.9 million, or a 45% decrease from the year ago period. The decreases in both periods were caused by a decrease in volume and capacity utilization at this segment.

     General and Administrative Expenses.  General and Administrative expenses
     -----------------------------------
     were $1.2 million for the quarter, and $2.5 million for the six months ended June 30, 2001. The above compares with prior year amounts of $1.1 million for the quarter and $2.2 million for the six months period. Salary increases, increases in personnel at Thermo Materials, and increases in outside engineering consulting expenses for Advanced Ceramic Operations accounted primarily for the increased expenses over both year ago periods. Partially offsetting the increases in the current periods was a small funding provided by the Defense Production Act, Title III Program. This funding has allowed Semicon Associates to accelerate its assessment of business practices.

     Selling Expenses.  Selling expenses were $.5 million for the quarter, and
     ----------------
     $1.1 million for the six months ended June 30, 2001. The above compares to prior year amounts of $.4 million for the quarter, and $.8 million for the six months period. Salary increases, commissions, travel and increases in personnel, account for the increased selling expenses in both the quarter and six months periods of the current year.

     Research and Development.  The Company's research and development efforts
     ------------------------
     consist primarily of ongoing application engineering in response to customer requirements, and the research and development of new materials technology and products. These efforts are directed to the creation of new products, the modification of existing products to fit specific customer needs, and the development of enhanced ceramic process technology.

     Expenses for the second quarter ended June 30, 2001 and 2000 for Research and Development were $.1 million and $.4 million respectively, and for the six months period ended June 30, 2001 and 2000 were $.5 million and $.6 million respectively. A reclassification in the amount of $.5 million was made in the second quarter of the current year to Cost of Product Sales due to Small Business Innovation Research (SBIR) awards. The SBIR awards are recorded as a sale; therefore, the reclassification properly records cost to Cost of Product Sales instead of Research and Development expense.
     These awards have allowed the Company to pursue much of its research and development efforts on government funded grants in the current year periods. The amounts billed in the quarter and six months ended in June 30, 2001 was $.3 million and $.6 million respectively. SBIR grants from the Department of Defense are recognized as a booking and added to the Company's order backlog when they are first received. Revenue recognition comes on a quarterly basis as costs are incurred, and pursuant with the government contract are progress invoiced with a government Form 1034 to the Department of Defense. The cost was marked up with the company's general and administrative factor and profit. The SBIR grants are cost plus fixed fee contracts. Hence, the reduction in research and development expense for the quarter and six month period was caused by the above described reclassification of cost to Cost of Product Sales.

     In addition, the company historically has and continues to engage in application engineering to improve and reduce the cost of production and to develop new products. These costs are expensed as incurred and are included in cost of product sales by the engineering department.

     Income Taxes.  In 2000, the Company had sufficient net operating loss
     ------------
     carryforwards to offset all of its federal income tax liability except for the alternative minimum income tax. The Company expects to use its remaining net operating loss carryforwards in 2001. Based on the Company's projected pre-tax income for all of 2001 and the amount of the remaining net operating loss carryforwards, the Company used a combined federal and state tax rate of 25% for the six months ended June 30, 2001, resulting in a provision for taxes of $815,000. Because the Company used an estimated combined tax rate of 30% in the first quarter ended March 31, 2001, the tax provision for the second quarter ended June 30, 2001 is $305,000, representing the difference between the $815,000 tax provision for the six month period minus the $510,000 tax provision previously recorded in the first quarter ended March 31, 2001. Consequently, the effective combined tax rate in the second quarter is only 19.5%. In future periods, when there are no more net loss carryforwards available to offset the Company's tax liability, the combined federal and state tax rate is expected to be approximately 38%. As a result, even if future pre-tax income increases or remains constant with historical levels, reported net income may be lower due to the higher effective tax rate.

     Net Income.  Reflecting all of the matters discussed above, net income was
     ----------
     $1.3 million (or $0.15 per share basic and diluted) for the quarter ended June 30, 2001, and $2.4 million (or $0.29 basic and $0.28 diluted) for the six months ended June 30, 2001.

     Liquidity and Capital Resources
     -------------------------------

     The Company generally meets its operating and capital requirements for cash flow from operating activities and borrowings under its credit facilities.

     The Company has a $4,000,000 revolving credit agreement with Comerica Bank. As of June 30, 2001, there had been no borrowings under this credit facility. Under a separate credit facility with Comerica Bank, the Company entered into a $500,000 capital equipment loan agreement during the third quarter of 1999. The term of the loan is for 60 months with no prepayment penalty.

     The Company's net cash position decreased by $2.6 million during the six months ended June 30, 2001, compared to a net increase of $0.9 million in the six months ended June 30, 2000. The largest component of this change was the Company's investment of $3.0 million in machinery, equipment and leasehold improvements in the current year, compared to only $1.0 million in 2000, to expand production capacity, primarily at the Company's Advanced Ceramic Operations in Costa Mesa, California. Another major use of cash was a $1.4 million greater increase in inventories in the current year, compared to the prior year period, as the Company manufactured products in anticipation of orders expected to be received in the third and fourth quarters of 2001. Other factors contributing to the net decrease in cash include $317,000 less proceeds from the issuance of common stock in the current period due to fewer exercises of employee stock options.

         Management believes that its current cash and cash equivalents on hand, as well as cash generated from operations and the ability to borrow under the existing credit facilities, will be sufficient to finance anticipated capital and operating requirements for at least the next 12 months.

         Recent Accounting Pronouncements
         --------------------------------

         We adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") effective January 1, 2001. Under the provisions of SFAS 133, we are required to recognize all derivatives as either assets or liabilities in the consolidated balance sheets and measure these instruments at fair value. The adoption of SFAS 133 did not have a material effect on the Company's consolidated financial statements.

         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"). This Statement addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, "Business Combinations," and FASB Statement No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises". All business combinations in the scope of this Statement are to be accounted for using one method, the purchase method. We will adopt SFAS 141 for all business combinations initiated after June 30, 2001.

         Also in June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets". This pronouncement addresses, among other things, how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Goodwill would no longer be amortized but would be assessed at least annually for impairment using a fair value methodology. We will adopt this statement for all goodwill and other intangible assets acquired after June 30, 2001 and for all existing goodwill and other intangible assets beginning January 1, 2002. Upon adoption of this standard on January 1, 2002 we will cease recording amortization of goodwill, which would increase net income in 2002 by approximately $.1 million, net of income taxes, or approximately $0.01 per diluted share. Other than ceasing the amortization of goodwill, we do not anticipate that the adoption of SFAS 142 will have a significant effect on our financial position or the results of our operations, as we do not currently anticipate any impairment charges for existing goodwill.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------

         The Company is exposed to market risks related to fluctuations in interest rates on its debt. Currently, the Company does not utilize interest rate swaps, forward or option contracts on foreign currencies or commodities, or other types of derivative financial instruments. The purpose of the following analysis is to provide a framework to understand the Company's sensitivity to hypothetical changes in interest rates as of June 30, 2001.

         The Company utilized fixed rate debt financing during 1999 primarily for the purpose of acquiring manufacturing equipment. For fixed rate debt, changes in interest rates generally affect the fair market value of the debt instrument, but not the Company's earnings or cash flows. The Company does not have an obligation to prepay fixed rate debt prior to maturity, and as a result, interest rate risk and changes in fair market value should not have a significant impact on the fixed rate debt until the Company would be required to refinance such debt. The fair market value estimates for debt securities are based on discounting future cash flows utilizing current rates offered to the Company for debt of the same type and remaining maturity.

         As of June 30, 2001, the Company's debt consisted of a $308,000 capital equipment loan at a fixed interest rate of 8.18% due July 28, 2004. The carrying amount is a reasonable estimate of fair value as the rate of interest paid on the note approximates the current rate available for financing with similar terms and maturities.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

         The Company is, from time to time, involved in various legal and other proceedings that relate to the ordinary course of operating its business, including, but not limited to, employment-related actions and workers' compensation claims.

         From October 1995 through November 2000, the Company, along with other companies, was served with seven different complaints that were filed by eleven former employees of one of the Company's customers, and eight spouses. The complaints, all filed in the United States District Court, Eastern District of Tennessee, allege that the customers' employees contracted chronic beryllium disease as a result of their exposure to beryllium-containing products sold by Ceradyne and other companies. The above complaints seeks compensatory damages in the total amount of $59 million and punitive damages in the total amount of $140 million.

         In July 2001, one of the complaints was dismissed by the court. One plaintiff opted for a government settlement with no liability to the Company. The remaining plaintiffs of this case were dismissed by the court based upon summary judgment with no liability to the Company. Therefore, there are now six remaining complaints filed by seven former employees of one of the Company's customers and six spouses. The remaining complaints seek compensatory damages in the total amount of $45 million and punitive damages in the total amount of $110 million.

         All of these cases are in the discovery stage. The Company believes that all of these cases are without merit and is vigorously defending them. Furthermore, two previous complaints against the Company, similar in nature to the seven complaints described above, were dismissed without any payment on the part of the Company.

         Based on these factors, as well as the recent dismissal in July 2001, the Company believes that the resolution of these claims will not have a material adverse effect on the financial condition or operations of the Company. Defense of these cases has been tendered to the Company's insurance carriers, which are providing a defense subject to a reservation of rights. There can be no assurance, however, that these claims will be covered by insurance or that, if covered, the amount of insurance will be sufficient to cover any potential judgments.

         In September 2000, the Company was served with a cross complaint from the Company's lessor who received a complaint from an employee of the Company alleging he contracted chronic beryllium disease. The complaint seeks reimbursement of legal expense reimbursement from the Company. This complaint was filed in the Superior Court of the State of California in Santa Ana, California. In July, 2001, the cross complaint was dismissed with no liability to the Company.

Item 2.    N/A

Item 3.    N/A

Item 4.    Submission of Matter to Vote of Security Holders
           ------------------------------------------------

     The following matters were voted upon at the Annual Meeting of Stockholders held on June 25, 2001.

     (A) The following seven persons were elected as Directors of the Company to serve until the next annual meeting of stockholders or until their successors are elected and have qualified:

                                          NUMBER OF SHARES
                                   ------------------------------
                                      FOR      AUTHORITY WITHHELD
                                   ------------------------------
     J.P. Moskowitz                6,447,003        938,948
     L.M. Allenstein               6,769,443        616,508
     R.A. Alliegro                 6,769,443        616,508
     P.N. Blumberg                 6,769,443        616,508
     F. Edelstein                  6,769,443        616,508
     W.D. Godbold, Jr.             6,769,443        616,508
     M.L. Lohr                     6,769,443        616,508


     (B) The amendment to increase the number of shares of Common Stock authorized for issuance by 150,000 shares to 950,000 shares of Common Stock under the Company's 1994 Stock Incentive Plan was approved.


     Votes:
     ------

            For                   6,551,554
            Against                 814,678
            Abstain                  19,719
            Broker Non-Votes            -0-


     (C) The amendment to increase the number of shares of common stock authorized for issuance by 150,000 to 250,000 shares of common stock under the Company's 1995 Employee Stock Purchase Plan was approved.


     Votes:
     ------

           For                   7,273,521
           Against                  91,310
           Abstain                  21,120
           Broker Non-Votes            -0-

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

CERADYNE, INC.

By:   /s/ Howard F. George
      ---------------------
      Howard F. George
      Vice President
      Chief Financial Officer
      (Principal Financial and Accounting Officer)



Dated:  August 14, 2001