Form 10-Q
period 2001-09-30
CERADYNE INC
filed 2001-11-07
CIK 18937

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
---
     EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 2001

     or

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
     For the transition period from ________________ to _________________

                          Commission File No. 000-13059

                                 CERADYNE, INC.
                                 -------------
             (Exact name of Registrant as specified in its charter)

                 Delaware                                             33-0055414
-------------------------------------    ---------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

     3169 Redhill Avenue, Costa Mesa, CA            92626
---------------------------------------------------------
  (Address of principal executive)             (Zip Code)

Registrant's telephone number, including area code  (714) 549-0421
                                                    --------------

                                                N/A
---------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      YES   X                      NO
                          -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Class                                  Outstanding at September 30, 2001
----------------------------------          ------------------------------------

Common Stock, $.01 par value                          8,367,805 Shares

                               Page 1 of 21 Pages

                                 CERADYNE, INC.

               INDEX                                                            PAGE NO.
               -----                                                            --------
PART I.        FINANCIAL INFORMATION

Item 1.        Financial Statements

               Statement Regarding Financial Information ......................         3

               Consolidated Balance Sheets-September 30, 2001
               and December 31, 2000 ..........................................       4-5

               Consolidated Statements of Income -
               Three and Nine Months Ended September 30, 2001 and 2000 ........         6

               Consolidated Statements of Cash Flow -
               Nine Months Ended September 30, 2001 and 2000 ..................         7

               Condensed Notes to Consolidated Financial Statements ...........      8-13

Item 2.        Management's Discussion and Analysis of Financial Condition
               and Results of Operations ......................................     14-18

Item 3.        Quantitative and Qualitative Disclosures
               About Market Risk ..............................................     18-19

PART II.       OTHER INFORMATION

Item 1.        Legal Proceedings ..............................................        20

Items 2, 3,    N/A ............................................................        21
  4 and 5.

Item 6.        Exhibits and Reports on Form 8-K ...............................        21

SIGNATURE .....................................................................        21

                                 CERADYNE, INC.

                                    FORM 10-Q
                              FOR THE QUARTER ENDED

                               September 30, 2001


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

===================================================================================================================
                                                CERADYNE, INC.
                                          CONSOLIDATED BALANCE SHEETS
                                                    ASSETS
                                            (Amounts in thousands)
-------------------------------------------------------------------------------------------------------------------
                                                                           September 30, 2001   December 31, 2000
                                                                              (Unaudited)
===================================================================================================================
CURRENT ASSETS
-------------------------------------------------------------------------------------------------------------------

     Cash and cash equivalents                                                 $  2,012             $  6,656
-------------------------------------------------------------------------------------------------------------------
     Accounts receivable, net of allowances for doubtful                          8,305                6,290
      accounts of approximately $91 and $84 at September
      30, 2001 and December 31, 2000, respectively
-------------------------------------------------------------------------------------------------------------------

     Other receivables                                                              257                   63
-------------------------------------------------------------------------------------------------------------------

     Inventories                                                                 11,888                8,193
-------------------------------------------------------------------------------------------------------------------

     Production tooling                                                           2,319                1,655
-------------------------------------------------------------------------------------------------------------------

     Prepaid expenses and other                                                   1,261                  795
                                                                               --------             --------
-------------------------------------------------------------------------------------------------------------------
     TOTAL CURRENT ASSETS                                                        26,042               23,652
                                                                               --------             --------
-------------------------------------------------------------------------------------------------------------------

PROPERTY, PLANT & EQUIPMENT, at cost
-------------------------------------------------------------------------------------------------------------------

     Land                                                                           422                  422
-------------------------------------------------------------------------------------------------------------------
     Buildings and improvements                                                   1,839                1,825
-------------------------------------------------------------------------------------------------------------------
     Machinery and equipment                                                     29,260               25,450
-------------------------------------------------------------------------------------------------------------------
     Leasehold improvements                                                       3,068                2,280
-------------------------------------------------------------------------------------------------------------------
     Office equipment                                                             3,177                2,975
-------------------------------------------------------------------------------------------------------------------
     Construction in progress                                                       368                  197
                                                                               --------             --------
-------------------------------------------------------------------------------------------------------------------
                                                                                 38,134               33,149
-------------------------------------------------------------------------------------------------------------------
     Less accumulated depreciation                                              (23,376)             (21,751)
                                                                               --------             --------
-------------------------------------------------------------------------------------------------------------------
                                                                                 14,758               11,398
                                                                               --------             --------
-------------------------------------------------------------------------------------------------------------------
COSTS IN EXCESS OF NET ASSETS ACQUIRED,                                           1,554                1,678
     net of accumulated amortization of $2,363 and $2,239 at
     September 30, 2001 and December 31, 2000, respectively
-------------------------------------------------------------------------------------------------------------------

OTHER ASSETS, net of accumulated amortization                                       899                1,735
     of $699 and $671 at September 30, 2001 and December 31,                   --------             --------
     2000, respectively
-------------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                   $ 43,253             $ 38,463
                                                                               ========             ========
===================================================================================================================

                       See accompanying condensed notes to
                       Consolidated Financial Statements.

==================================================================================================================
                                                CERADYNE, INC.
                                          CONSOLIDATED BALANCE SHEETS
                                     LIABILITIES AND SHAREHOLDERS' EQUITY
                                   (Amounts in thousands, except share data)
------------------------------------------------------------------------------------------------------------------

                                                                   September 30, 2001        December 31, 2000
                                                                       (Unaudited)
==================================================================================================================
CURRENT LIABILITIES
------------------------------------------------------------------------------------------------------------------
     Current portion of long-term debt                               $     100                $     100
------------------------------------------------------------------------------------------------------------------
     Accounts payable                                                    2,751                    1,953
------------------------------------------------------------------------------------------------------------------
     Accrued expenses:
------------------------------------------------------------------------------------------------------------------
          Payroll and payroll related                                    1,211                      914
------------------------------------------------------------------------------------------------------------------
          Other                                                            366                      249
                                                                     ---------                ---------
------------------------------------------------------------------------------------------------------------------
     TOTAL CURRENT LIABILITIES                                           4,428                    3,216
                                                                     ---------                ---------
------------------------------------------------------------------------------------------------------------------
LONG-TERM DEBT, NET OF CURRENT PORTION                                     183                      258
                                                                     ---------                ---------
------------------------------------------------------------------------------------------------------------------
DEFERRED REVENUE                                                            67                      ---
                                                                     ---------                ---------
------------------------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY

------------------------------------------------------------------------------------------------------------------
     Common stock, $.01 par value,
     Authorized - 12,000,000 shares,
     Outstanding - 8,367,805 shares
     and 8,288,142 shares at September 30, 2001
     and December 31, 2000, respectively.                               39,141                   38,659
------------------------------------------------------------------------------------------------------------------
     Accumulated deficit                                                (  566)                 ( 3,670)
                                                                     ---------                ---------
------------------------------------------------------------------------------------------------------------------
     TOTAL SHAREHOLDERS' EQUITY                                         38,575                   34,989
                                                                     ---------                ---------
------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $  43,253                $  38,463
                                                                     =========                =========
==================================================================================================================

                       See accompanying condensed notes to
                       Consolidated Financial Statements.

===============================================================================
                                 CERADYNE, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Amounts in thousands, except per share data)

===============================================================================
                                      THREE MONTHS             NINE MONTHS
                                          ENDED                   ENDED
                                      SEPTEMBER 30,           SEPTEMBER 30,
-------------------------------------------------------------------------------
                                     2001       2000         2001        2000
-------------------------------------------------------------------------------
                                      (Unaudited)             (Unaudited)
-------------------------------------------------------------------------------
NET SALES                          $ 10,178   $ 11,493     $ 33,264    $ 34,340
-------------------------------------------------------------------------------
COST OF PRODUCT SALES                 7,377      8,263       23,375      25,061
                                   --------   --------     --------    --------
-------------------------------------------------------------------------------
     Gross profit                     2,801      3,230        9,889       9,279
                                   --------   --------     --------    --------
-------------------------------------------------------------------------------
OPERATING EXPENSES
-------------------------------------------------------------------------------
     General and administrative       1,200      1,142        3,667       3,371
-------------------------------------------------------------------------------
     Selling                            497        444        1,554       1,197
-------------------------------------------------------------------------------
     Research and development           302        330          838         949
                                   --------   --------     --------    --------
-------------------------------------------------------------------------------
                                      1,999      1,916        6,059       5,517
                                   --------   --------     --------    --------
-------------------------------------------------------------------------------
     Income from operations             802      1,314        3,830       3,762
                                   --------   --------     --------    --------
-------------------------------------------------------------------------------
OTHER INCOME (EXPENSE):
-------------------------------------------------------------------------------
     Royalty income                      45         30          125         118
     Interest income                     35         62          172         129
     Interest expense                    (6)        (8)         (20)        (26)
     Miscellaneous                        1         40           31          --
                                   --------   --------     --------    --------
-------------------------------------------------------------------------------
                                         75        124          308         221
-------------------------------------------------------------------------------
     Income before provision
     for income taxes                   877      1,438        4,138       3,983
-------------------------------------------------------------------------------
PROVISION FOR INCOME TAXES              219         29        1,034          80
                                   --------   --------     --------    --------
-------------------------------------------------------------------------------
NET INCOME                         $    658   $  1,409     $  3,104    $  3,903
                                   ========   ========     ========    ========
-------------------------------------------------------------------------------
BASIC NET INCOME PER SHARE         $   0.08   $   0.17     $   0.37    $   0.48
                                   ========   ========     ========    ========
-------------------------------------------------------------------------------
DILUTED NET INCOME PER SHARE       $   0.08   $   0.17     $   0.36    $   0.47
                                   ========   ========     ========    ========
===============================================================================

                       See accompanying condensed notes to
                       consolidated financial statements.

==========================================================================================================
                                  CERADYNE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Amounts in thousands)                                 NINE MONTHS ENDED
                                                                                        SEPTEMBER 30,
----------------------------------------------------------------------------------------------------------
                                                                                      2001          2000
                                                                                  (Unaudited)   (Unaudited)
==========================================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES:
----------------------------------------------------------------------------------------------------------
     Net Income                                                                       $ 3,104      $ 3,903
----------------------------------------------------------------------------------------------------------
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH (USED IN) PROVIDED BY OPERATING
ACTIVITIES:
----------------------------------------------------------------------------------------------------------
     Depreciation and amortization                                                      1,853        1,617
----------------------------------------------------------------------------------------------------------
     Gain on equipment disposal                                                           (12)          --
----------------------------------------------------------------------------------------------------------
     Change in operating assets and liabilities:
----------------------------------------------------------------------------------------------------------
          Accounts receivable, net                                                     (2,015)      (1,818)
----------------------------------------------------------------------------------------------------------
          Other receivables                                                              (194)          22
----------------------------------------------------------------------------------------------------------
          Inventories                                                                  (3,695)        (100)
----------------------------------------------------------------------------------------------------------
          Production tooling                                                             (664)        (311)
----------------------------------------------------------------------------------------------------------
          Prepaid expenses and other                                                      343          379
----------------------------------------------------------------------------------------------------------
          Accounts payable                                                                798          (75)
----------------------------------------------------------------------------------------------------------
          Accrued expenses                                                                414          443
----------------------------------------------------------------------------------------------------------
          Deferred revenue                                                                 67         (203)
                                                                                      -------      -------
----------------------------------------------------------------------------------------------------------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                                        (1)       3,857
                                                                                      -------      -------
----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
----------------------------------------------------------------------------------------------------------
     Purchases of property, plant and equipment                                        (5,118)      (1,706)
                                                                                      -------      -------
----------------------------------------------------------------------------------------------------------
     Proceeds from sale of equipment                                                       68           --
                                                                                      -------      -------
----------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                                  (5,050)      (1,706)
                                                                                      -------      -------
----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
----------------------------------------------------------------------------------------------------------
     Proceeds from issuance of common stock                                               482          755
----------------------------------------------------------------------------------------------------------
     Principal Payments on long-term debt                                                 (75)         (75)
                                                                                      -------      -------
----------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                                 407          680
                                                                                      -------      -------
----------------------------------------------------------------------------------------------------------
(Decrease) increase in cash and cash equivalents                                       (4,644)       2,831
                                                                                      -------      -------
----------------------------------------------------------------------------------------------------------
Cash and cash equivalents, beginning of period                                          6,656        1,407
                                                                                      -------      -------
----------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                              $ 2,012      $ 4,238
                                                                                      =======      =======
----------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
----------------------------------------------------------------------------------------------------------
Interest paid                                                                         $    20      $    26
----------------------------------------------------------------------------------------------------------
Income taxes paid                                                                     $   253      $    51
==========================================================================================================

                       See accompanying condensed notes to
                       Consolidated Financial Statements.

                                 CERADYNE, INC.
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (Unaudited)

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

2.   Inventories
     -----------

     Inventories are valued at the lower of cost (first in, first out) or market. Inventory costs include the cost of material, labor and manufacturing overhead. The following is a summary of the inventory components as of September 30, 2001 and December 31, 2000 (in thousands):

     ============================================================
                                 SEPTEMBER 30,    DECEMBER 31,
                                     2001            2000
     ============================================================
     Raw Materials                  $ 5,409          $4,815
     ------------------------------------------------------------
     Work-in-Process                  4,314           2,800
     ------------------------------------------------------------
     Finished Goods                   2,165             578
     ------------------------------------------------------------
     Total Inventories              $11,888          $8,193
                                    =======          ======
     ============================================================

3.   Net Income Per Share
     --------------------

     Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per share is computed by dividing net income by the weighted average number of common shares outstanding plus the effect of any dilutive stock options and common stock warrants using the treasury stock method. The table below reconciles the weighted shares outstanding in the computation of basic net income per share to diluted net income per share.

     ==========================================================================================
                                                 THREE MONTHS ENDED       NINE MONTHS ENDED
                                                    SEPTEMBER 30             SEPTEMBER 30
     ------------------------------------------------------------------------------------------
                                                  2001        2000        2001          2000
     ==========================================================================================
     Weighted average number of shares
     outstanding                                8,363,611    8,260,110   8,331,458    8,187,258
     Dilutive stock options and common stock
     warrants                                     358,083      208,390     344,731      189,072
                                                ---------    ---------   ---------    ---------
     Number of shares used in diluted net
     income per share computations              8,721,694    8,468,500   8,676,189    8,376,330
                                                =========    =========   =========    =========
     ------------------------------------------------------------------------------------------

4.   Long-Term Debt
     --------------

     ====================================================================
     Capital Equipment loan bearing interest at 8.18%            $283,000
     fixed interest rate.  Payable in monthly
     installments of $8,333, expiring July 2004.
     --------------------------------------------------------------------
     Less:  Current Portion                                      (100,000)
                                                                 --------
     --------------------------------------------------------------------
     Long-Term Debt                                              $183,000
                                                                 ========
     ====================================================================


5.   Disclosure About Segments of an Enterprise and Related Information
     ------------------------------------------------------------------

     The Company serves its markets and manages its business through three divisions, each of which has its own manufacturing facilities and administrative and selling functions. The Company's Advanced Ceramic Operations, located in Costa Mesa, California, primarily produces advanced technical ceramic components and houses the Company's sintering and reaction bonding of silicon nitride (SRBSN) research and development activities. The Company's cathode development and production are handled through its Semicon Associates division located in Lexington, Kentucky. Fused silica products, including missile radomes, are produced at the Company's Thermo Materials division located in Scottdale, Georgia. Ceradyne's manufacturing structure is summarized in the following table:

         =========================================================================================================
                       FACILITY LOCATION                                    PRODUCTS
         ---------------------------------------------------------------------------------------------------------
          Advanced Ceramic Operations                    . Semiconductor Equipment Components
          Costa Mesa, California                         . Lightweight ceramic armor
          Approximately 85,000 square feet               . Orthodontic ceramic brackets
                                                         . Ceralloy(R) 147 SRBSN wear parts
                                                         . Precision ceramics
                                                         . Ceralloy(R) 147 SRBSN diesel/automotive engine parts

         ---------------------------------------------------------------------------------------------------------
          Semicon Associates                             . Microwave ceramic-impregnated dispenser cathodes
          Lexington, Kentucky                            . Ion laser ceramic-impregnated dispenser cathodes
          Approximately 35,000 square feet               . Samarium cobalt magnets

         ---------------------------------------------------------------------------------------------------------
          Thermo Materials                               . Glass tempering rolls (fused silica ceramics)
          Scottdale, Georgia                             . Metallurgical tooling (fused silica ceramics)
          Approximately 85,000 square feet               . Missile radomes (fused silica ceramics)
                                                         . Castable and other fused silica product
         =========================================================================================================

                                 Ceradyne, Inc.
                               Segment Disclosures
                             (Amounts in thousands)

                        Three Months Ended September 30,

                  Advanced Ceramic Ops     Semicon Associates      Thermo Materials               TOTAL
--------------------------------------------------------------------------------------------------------------------------
                    2001        2000         2001      2000         2001       2000          2001       2000
--------------------------------------------------------------------------------------------------------------------------
Revenue from     $  6,555     $  7,991     $ 1,684   $  1,741     $  1,939    $ 1,761      $ 10,178   $  11,493
External         --------     --------     -------   --------     --------    -------      --------   ---------
Customers


Depreciation     $    385     $    388    $    115   $    104     $    121    $    85      $    621   $     577
and Amortization --------    ---------    --------   --------     --------    -------      --------   ---------


Segment          $    767     $    962    $    376   $    222     $   (266)   $   254      $    877   $   1,438
Income before    --------    ---------    --------   --------     --------    -------      --------   ---------
provision for
Income Taxes


Segment Assets   $ 30,879     $ 27,107    $  6,378   $  6,057     $  5,996    $ 4,477      $ 43,253     $37,641
                 --------     --------    --------   --------     --------    -------      --------     -------

Expenditures     $  1,903     $    359    $     86   $    157     $    158    $   193      $  2,147   $     709
for PP&E         --------     --------    --------   --------     --------    -------      --------   ---------

                 ---------------------------------------------------------------------------------------------------------


REVENUE BREAKOUT FOR Advanced Ceramic Operations:
Semiconductor    $    187     $   377
Armor               2,313       4,032
Orthodontic         1,902       1,636
Other               2,153       1,946
                 --------     --------
                 $  6,555     $ 7,991
                 ========     ========

                             Nine Months Ended September 30,

                  Advanced Ceramic Ops     Semicon  Associates     Thermo Materials               TOTAL
--------------------------------------------------------------------------------------------------------------------------
                    2001         2000        2001       2000       2001          2000        2001        2000
--------------------------------------------------------------------------------------------------------------------------
Revenue from     $ 22,711     $ 23,541     $ 5,656    $ 5,481    $  4,897     $  5,318     $ 33,264    $ 34,340
External         --------     --------     -------    -------    --------     --------     --------    --------
Customers


Depreciation     $  1,195     $  1,157     $   334    $   247    $    324     $    213     $  1,853    $  1,617
and Amortization --------     --------     -------    -------    --------     --------     --------    --------


Segment          $  3,301     $  2,539     $ 1,181    $   841    $   (344)    $    603     $  4,138    $  3,983
Income before    --------     --------     -------    -------    --------     --------     --------    --------
provision for
Income Taxes



Expenditures     $  4,002     $    946     $   348    $   313    $    768     $    447     $  5,118    $  1,706
for PP&E         --------     --------     -------    -------    --------     --------     --------    --------

--------------------------------------------------------------------------------------------------------------------------
REVENUE BREAKOUT FOR Advanced Ceramic Operations:
Semiconductor    $  1,499     $  1,441
Armor               8,309       11,326
Orthodontic         6,015        4,955
Other               6,888        5,819
                 --------     --------
                 $ 22,711     $ 23,541
                 ========     ========

                    Segment Disclosures for Net Sales by Area

                        Three Months Ended September 30,

                Advanced Ceramic Ops      Semicon Associates         Thermo Materials            TOTAL
---------------------------------------------------------------------------------------------------------------
                   2001        2000         2001         2000       2001        2000          2001       2000
---------------------------------------------------------------------------------------------------------------
U.S. Net Sales     57%         67%          14%          12%        11%         10%           82%         89%

Western             6%          2%           2%           3%         2%        ---            10%          5%
Europe Net
Sales

Asia Net Sales    ---           1%           1%           1%         5%          2%            6%          4%

Israel Net          1%        ---          ---          ---        ---         ---             1%        ---
Sales

Canada Net

Sales             ---         ---          ---          ---          1%          2%            1%          2%

Other             ---         ---          ---          ---        ---         ---           ---         ---
                -----       -----       ------       ------      -----       -----       -------     -------

Total Net
Sales              64%         70%          17%          16%        19%         14%          100%        100%
                =====       =====       ======       ======      =====       =====       =======     =======

                -----------------------------------------------------------------------------------------------

                                         Nine Months Ended September 30,

                Advanced Ceramic Ops      Semicon Associates         Thermo Materials            TOTAL
---------------------------------------------------------------------------------------------------------------
                   2001        2000         2001         2000       2001        2000          2001       2000
---------------------------------------------------------------------------------------------------------------
U.S. Net Sales     58%         64%          13%          13%        10%         12%          81%          89%

Western             5%          3%           3%           2%         1%          1%           9%           6%
Europe Net
Sales

Asia Net Sales      1%          1%           1%           1%         3%          2%           5%           4%

Israel Net          3%        ---          ---          ---        ---          ---            3%        ---
Sales

Canada Net
Sales               1%        ---          ---          ---          1%          1%           2%           1%


Other             ---         ---          ---          ---        ---         ---           ---         ---
                -----       -----      -------      -------     ------      ------       -------     -------

Total Net
Sales              68%         68%          17%          16%        15%         16%          100%        100%
                =====       =====      =======      =======     ======      ======       =======     =======

                -----------------------------------------------------------------------------------------------

6.   Legal Proceedings
     -----------------

     The Company is, from time to time, involved in various legal and other proceedings that relate to the ordinary course of operating its business, including, but not limited to, employment-related actions and workers' compensation claims.

     From October 1995 through November 2000, the Company, along with other companies, was served with eight different complaints that were filed by eleven former employees of one of the Company's customers, and eight spouses. The complaints, all filed in the United States District Court, Eastern District of Tennessee, allege that the customers' employees contracted chronic beryllium disease as a result of their exposure to beryllium-containing products sold by Ceradyne and other companies. As of October 19, 2001 there is one case remaining. This open case seeks compensatory damages in the total amount of $6 million and punitive damages in the total amount of $20 million.

     An update on the eight cases is as follows:

     Case 1:   Summary Judgment was granted in favor of the Company in October
     2001. The plaintiffs have filed a notice of appeal.

     Cases 2, 3, 4, 5, 6, and 7: The plaintiffs in these cases filed a motion to dismiss with prejudice and the Court has entered an order in October 2001 dismissing the cases with full prejudice. There will be no appeal in these cases, and these cases are concluded.

     Case 8: This is the most recent case filed. The plaintiff has filed a motion to dismiss without prejudice. If granted, the plaintiff's attorney has advised that they do not intend to refile the case, but rather seek compensation under the Federal Compensation Program. This program provides that it is an exclusive remedy, thereby barring any further action against the Company. The Court has not ruled as to whether it will allow the plaintiff to take a dismissal without prejudice.

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

         Results of Operations for the Three and Nine Months Ended September 30,
         -----------------------------------------------------------------------
         2001
         ----

         Reference is made to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, for an analysis and detailed discussion of the Company's financial condition and results of operations for the period covered by that report.

         Net Sales. Net sales for the three months ended September 30, 2001 were
         ---------
         $10.2 million. This represents a decrease of 11%, or $1.3 million, from the corresponding quarter of the prior year. For the nine months ended September 30, 2001, net sales were $33.3 million, a decrease of 3%, or $1.1 million from the prior year's nine months.

         Advanced Ceramics Operations in Costa Mesa, California had a decrease in sales for the third quarter ended September 30, 2001 of $1.4 million as compared to the year ago period. The sales decrease was mainly in ceramic armor for defense customers. For the nine months period, sales decreased by $.8 million over the prior year nine months. The sales decrease was also in armor products. Orders for armor products that the Company expected to be received in the third quarter are expected to be received in the fourth quarter.

         The Company's Semicon Associates division in Lexington, Kentucky, posted a sales decrease of $.1 million for the third quarter, and a nine month increase of $.2 million as compared to the prior year periods. The small decrease for the quarter and small increase for the nine months period reflect timing of incoming orders and contracts from the customers.

         The Company's Thermo Materials division in Scottdale, Georgia, posted a sales increase for the quarter of $.2 million, and a nine months decrease of $.4 million as compared to the prior year periods. The increase for the quarter reflects shipments of defense products (radomes); however, the decrease in sales for the nine months was mainly caused by less demand for fused silica products due to downsizing domestically by the glass, steel and aluminum making industries.

     International sales have been, and are expected to continue to be an important part of the Company's business. International sales were 18% of total sales for the quarter and 19% for the nine months of 2001 as compared to 11% in each of the prior year periods. The reasons for the increase were due to the Company's relatively new sales efforts in England and China and increases in armor components for Israel.

     Gross Profit. The Company's gross profit was $2.8 million, or 28% of sales,
     ------------
     for the third quarter ended September 30, 2001, compared to $3.2 million, or 28% of sales, for the prior year's third quarter. For the nine months ended September 30, 2001, gross profit was $9.9 million, or 30% of sales, compared to $9.3 million, or 27% of sales, in the first nine months of 2000.

     The Company's Advanced Ceramic Operations in Costa Mesa, California, posted gross profit of $2.1 million for the quarter ended September 30, 2001, compared to $2.3 million, or a 7% decrease over the year ago quarter. For the nine months ended September 30, 2001, gross profit was $7.4 million compared to $6.4 million, or a 17% increase over the year ago period. Gross profits at the Company's Advanced Ceramic Operations segment, as a percentage of the Company's total sales, continued to improve due to higher capacity utilization. The Company expects this trend to continue depending on increasing volume of similar parts or components being produced.

     Semicon Associates in Lexington, Kentucky, posted gross profit of $.6 million compared to $.4 million, or a 43% increase over the year ago quarter. For the nine months period, gross profit was $1.9 million compared to $1.5 million, or a 24% increase over the year ago period. The increases in the gross profit for both periods are attributed to better quality and process control and greater capacity utilization, and are being partially funded by a contract award from the Department of Defense. The mission of this Department of Defense Production Act Title III Program is to create assured, affordable and commercially viable production capabilities for items essential for national defense. Additionally, modest price increases were contributing factors. The Company expects the trend of gross profit as a percent of sales to stabilize, depending on volume of similar contracts, parts or components remaining steady.

     Thermo Materials in Scottdale, Georgia, posted gross profit of $.1 million compared to $.5 million, or an 86% decrease from the year ago quarter. For the nine month period, gross profit was $.6 million compared to $1.4 million, or a 58% decrease from the year ago period. The decreases in both periods were caused by a decrease in volume and a process control problem in fused silica products. The process control concern has subsequently been corrected by diligent testing of raw materials.

     General and Administrative Expenses. General and Administrative expenses
     -----------------------------------
     were $1.2 million for the quarter, and $3.7 million for the nine months ended September 30, 2001. The above compares with prior year amounts of $1.1 million for the quarter and $3.4 million for the nine months period. Salary increases, increases in personnel at Thermo Materials and Advanced Ceramic Operations, and increases in outside engineering consulting expenses for Advanced Ceramic Operations accounted primarily for the increased expenses over both year ago periods.

     Selling Expenses. Selling expenses were $.5 million for the quarter, and
     ----------------
     $1.6 million for the nine months ending September 30, 2001. The above compares to prior year amounts of $.4 million for the quarter, and $1.2 million for the nine months period. Salary and personnel increases, commissions and travel account for the increased selling expenses in both the quarter and nine month periods of the current year.

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

     Expenses for the third quarter ended September 30, 2001 and 2000 for Research and Development were $.3 million, and for the nine months period ended September 30, 2001 and 2000 were $.8 million and $.9 million, respectively. A reclassification in the amount of $.5 million was made in the second quarter of the current year to Cost of Product Sales due to Small Business Innovation Research (SBIR) awards. The SBIR awards are recorded as a sale; therefore, the reclassification properly records cost to Cost of Product Sales instead of Research and Development expense. These awards have allowed the Company to pursue much of its research and development efforts on government funded grants in the current year periods. The amounts billed in the quarter and nine months ended September 30, 2001 was $.2 million and $.8 million, respectively. SBIR grants from the Department of Defense are recognized as a booking and added to the Company's order backlog when they are first received. Revenue recognition comes on a quarterly basis as costs are incurred, and pursuant with the government contract are progress invoiced with a government Form 1034 to the Department of Defense. The cost was marked up with the Company's general and administrative factor and profit. The SBIR grants are cost plus fixed fee contracts.

     In addition, the Company historically has and continues to engage in application engineering to improve and reduce the cost of production and to develop new products. These costs are expensed as incurred and are included in cost of product sales by the engineering department.

     Income Taxes. In 2000, the Company had sufficient net operating loss
     ------------
     carryforwards to offset all of its federal income tax liability except for the alternative minimum income tax. The Company expects to use its remaining net operating loss carryforwards in 2001. Based on the Company's projected pre-tax income for all of 2001 and the amount of the remaining net operating loss carryforwards, the Company used a combined federal and state tax rate of 25% for the third quarter and nine months ended September 30, 2001, resulting in a provision for taxes of $.2 million for the third quarter and $1.0 million for the nine months period. In future periods, when there are no more net loss carryforwards available to offset the Company's tax liability, the combined federal and state tax rate is expected to be approximately 38%. As a result, even if future pre-tax income increases or remains constant with historical levels, reported net income may be lower due to the higher effective tax rate.

     Net Income. Reflecting all of the matters discussed above, net income was
     ----------
     $.7 million (or $0.08 per share basic and diluted) for the quarter ended September 30, 2001, and $3.1 million (or $0.37 basic and $0.36 diluted) for the nine months ended September 30, 2001.

     Liquidity and Capital Resources
     -------------------------------

     The Company generally meets its operating and capital requirements for cash flow from operating activities and borrowings under its credit facilities.

     The Company has a $4,000,000 revolving credit agreement with Comerica Bank. As of September 30, 2001, there had been no borrowings under this credit facility. Under a separate credit facility with Comerica Bank, the Company entered into a $500,000 capital equipment loan agreement during the third quarter of 1999. The term of the loan is for 60 months with no prepayment penalty and as of September 30, 2000, this loan balance is $283,000.

     The Company's net cash balance decreased by $4.6 million during the nine months ended September 30, 2001, compared to a net increase of $2.8 million in the nine months ended September 30, 2000. The largest component of this change was the Company's investment of $5.1 million in machinery, equipment and leasehold improvements in the current year, compared to $1.7 million in 2000, to expand production capacity, primarily at the Company's Advanced Ceramic Operations in Costa Mesa, California. Another major use of cash was a $3.6 million greater increase in inventories in the current year, compared to the prior year period, as the Company manufactured products and has work-in-process in anticipation of orders expected to be received in the fourth quarter of 2001.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk
          ----------------------------------------------------------

          The Company is exposed to market risks related to fluctuations in interest rates on its debt. Currently, the Company does not utilize interest rate swaps, forward or option contracts on foreign currencies or commodities, or other types of derivative financial instruments. The purpose of the following analysis is to provide a framework to understand the Company's sensitivity to hypothetical changes in interest rates as of September 30, 2001.

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

     As of September 30, 2001, the Company's debt consisted of a $283,000 capital equipment loan at a fixed interest rate of 8.18% due July 28, 2004. The carrying amount is a reasonable estimate of fair value as the rate of interest paid on the note approximates the current rate available for financing with similar terms and maturities.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings
          -----------------

          The Company is, from time to time, involved in various legal and other proceedings that relate to the ordinary course of operating its business, including, but not limited to, employment-related actions and workers' compensation claims.

          From October 1995 through November 2000, the Company, along with other companies, was served with eight different complaints that were filed by eleven former employees of one of the Company's customers, and eight spouses. The complaints, all filed in the United States District Court, Eastern District of Tennessee, allege that the customers' employees contracted chronic beryllium disease as a result of their exposure to beryllium-containing products sold by Ceradyne and other companies. As of October 19, 2001 there is one case remaining. This open case seeks compensatory damages in the total amount of $6 million and punitive damages in the total amount of $20 million.

          An update on the eight cases is as follows:

          Case 1:   Summary Judgment was granted in favor of the Company in
          October 2001. The plaintiffs have filed a notice of appeal.

          Cases 2, 3, 4, 5, 6, and 7: The plaintiffs in these cases filed a motion to dismiss with prejudice and the Court has entered an order in October 2001 dismissing the cases with full prejudice. There will be no appeal in these cases, and these cases are concluded.

          Case 8:   This is the most recent case filed. The plaintiff's attorney has filed a motion to dismiss without prejudice. If granted, the plaintiff's attorney has advised that they do not intend to refile the case, but rather seek compensation under the Federal Compensation Program. This program provides that it is an exclusive remedy, thereby barring any further action against the Company. The Court has not ruled as to whether it will allow the plaintiff to take a dismissal without prejudice.

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

Item 4.  N/A

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



Dated: November 7, 2001