Form 10-K405
period 2001-12-31
CERADYNE INC
filed 2002-03-28
CIK 18937

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
X    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
-
EXCHANGE ACT OF 1934
         For the Fiscal Year Ending December 31, 2001

_ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No fee required)
     For the transition period from _____ to _____

                          Commission File No. 000-13059

                                 CERADYNE, INC.
                                 --------------
             (Exact name of Registrant as specified in its charter)

                 Delaware                                33-0055414
          -----------------------                    --------------------
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

YES  X   NO
     -

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( X )

The aggregate market value (based on the closing price at which stock was sold) of the voting shares held by non-affiliates of the registrant as of March 4, 2002 was $69,482,960.

As of March 4, 2002, the number of shares of the registrant's Common Stock outstanding was 8,456,205.

DOCUMENTS INCORPORATED BY REFERENCE:  None

                                     PART I

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forwarding-looking statements inherently are subject to risks and uncertainties, some of which we cannot predict or quantify. Our actual results may differ materially from the results projected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in "Item 1 - Business," including the section therein entitled "Risk Factors," and in "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations." You generally can identify forward-looking statements by the use of forward-looking terminology such as "believes," "may," "will," "expects," "intends," "estimates," "anticipates," "plans," "seeks," or "continues," or the negative thereof or variations thereon or similar terminology.

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

The Company derives a portion of its revenues from its traditional products, lightweight ceramic armor for military helicopters and microwave tube products. However, newer products developed or being developed by the Company for defense, industrial and consumer applications represent an increasing share of its business. Examples of these newer products include (i) lightweight ceramic armor vests for military personnel; (ii) a translucent ceramic orthodontic bracket, which is sold to Unitek Corporation, a subsidiary of 3M, under an exclusive marketing agreement and marketed by Unitek under its brand name "Clarity", (iii) silicon nitride advanced technical ceramic components (cam rollers) used in diesel engines, (iv) wear resistant components for industrial machinery, such as paper making equipment, made from the Company's Ceralloy(R) 147 silicon nitride advanced technical ceramic; (v) missile nose cones or radomes for the defense industry, and (vi) large corrosion resistant ceramic components sold to semiconductor equipment manufacturers.

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

================================================================================================================
                             MELTING
                              POINT           HARDNESS       CHEMICAL                                 DENSITY
                            (DEGREES          (VICKERS      RESISTANCE           ELECTRICAL            (GMS
       MATERIALS           FAHRENHEIT)         SCALE)        TO ACIDS            PROPERTIES           PER CC)
----------------------------------------------------------------------------------------------------------------
Advanced technical                                                            From conductors to
ceramics                 2,500 to 6,900    1,600 to 7,000    Excellent        excellent insulators   2.5 to 4.5
----------------------------------------------------------------------------------------------------------------
High strength alloy
steel                    2,500 to 2,700      250 to 900        Fair           Conductors             7.0 to 9.0
----------------------------------------------------------------------------------------------------------------
High performance                                                              Good to excellent
plastics                   275 to 750          5 to 10    Good to Excellent   insulators             1.0 to 2.0
================================================================================================================

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

  ----------------------------------------------------------------------------------------------------------------------------------
       MARKET OPPORTUNITY                      TECHNICAL DEMANDS OF MARKET                     CERADYNE'S STRATEGIC RESPONSE
  ----------------------------------------------------------------------------------------------------------------------------------

                                                       INDUSTRIAL
  ----------------------------------------------------------------------------------------------------------------------------------
  Corrosion resistant non-oxide       The industry has historically used silicon metal,    Ceradyne is supplying high density and
  ceramics for use as semiconductor   quartz, and aluminum oxide ceramics to fabricate     high purity nitride and carbide ceramic
  equipment chamber components that   chamber components. Next generation equipment        components to the semiconductor wafer
  handle wafers.                      may have operating conditions that may deteriorate   processing equipment companies.
                                      currently used materials in some sections.           Ceradyne's R&D group is continually
                                                                                           working with semiconductor equipment
                                                                                           suppliers to tailor Ceradyne's ceramic
                                                                                           materials to meet new equipment
                                                                                           requirements.

  Wear resistant components           Failure of industrial equipment is often caused      Ceralloy(R) 147 Sintered Reaction Bonded
  required on the rubbing or          by premature wearing out of surfaces due to          Silicon Nitride (SRBSN) industrial wear
  cutting surfaces of industrial      abrasive action. Examples include paper making       parts and cutting tool inserts are
  machinery, such as in paper making  where the pulp slurry runs at 5000 feet per          designed to replace hard metal or even
  equipment, centrifuges, and         minute, or in metal cutting where as much as .125    oxide ceramic wear surfaces, resulting
  cutting tool inserts.               inch depth of cut are removed in a single pass.      in great productivity, quality and
                                                                                           longer "uptime".
  ----------------------------------------------------------------------------------------------------------------------------------

                                                        DEFENSE
  ----------------------------------------------------------------------------------------------------------------------------------
  Lightweight armor for military      As tactical conflicts as well as terrorist and       Ceradyne has developed IMP/ACT(TM)
  personnel.                          other activities result in the increased use of      (Improved Multihit Protection/Advanced
                                      automatic weapons, it has become necessary to        Composite Technology) to improve the
                                      stop bullets as great as a .50 caliber machine       performance of Ceralloy(R) 546 (boron
                                      gun round. However, vests or other armor must        carbide) in body armor and other military
                                      be light enough in weight to allow freedom of        applications. Further research is focused
                                      movement without undue fatigue.                      on flexible armor solutions utilizing
                                                                                           Ceralloy(R) 146 (silicon carbide) and
                                                                                           Ceralloy(R) 147 (silicon nitride).

  Missile nose cones (radomes).       Next generation defensive missiles (Standard         The Company's advanced technical ceramic
                                      Missile Block IV and Block IVA and Patriot PAC-3)    radomes are designed to address demanding
                                      will be required to fly at extremely high            specifications of next generation missile
                                      velocities, tight turning radii, and severe          nose cones.
                                      weather conditions. These operating conditions
                                      may preclude the use of conventional polymer
                                      materials.

 Lightweight applique armor           The increased necessity for worldwide military       New armor development initiatives at
 for ground combat vehicles.          police actions and rapid response peacekeeping       Ceradyne are focused on a low cost,
                                      missions is driving the military vehicle             durable modular armor kit technology
                                      force to lightweight systems that are air            called Ramtech(TM)that can be added to
                                      transportable. These vehicles must provide           many different vehicles.  Multi-hit
                                      armor protection beyond their original design        protection is provided against 7.62mm,
                                      specification, which can only be met through         12.7mm and 14.5mm armor piercing
                                      the addition of lightweight modular armor            ammunition.
                                      applique.
  ----------------------------------------------------------------------------------------------------------------------------------

                                                     CONSUMER
  ----------------------------------------------------------------------------------------------------------------------------------
  Orthodontic brackets                Traditional stainless steel orthodontic              Ceradyne's Transtar translucent
                                      ceramic brackets are often considered                orthodontic brackets are inert, pick up
                                      unsightly.  Substitute clear plastic                 the color of the patient's teeth and
                                      materials can be weak and may stain.                 allow the orthodontist to correct the
                                      Some orthodontic patients prefer                     patient's bite.  The Company and its
                                      aesthetically pleasing brackets which                marketing partner, 3M/Unitek, introduced
                                      can be affixed to each tooth to support              an enhanced version of this ceramic
                                      the archwire.                                        bracket in 1996, which is marketed by
                                                                                           Unitek under the brand name "Clarity".
                                                                                           Shipments of orthodontic brackets in 2000
                                                                                           increased from the prior year period. The
                                                                                           Company has recently introduced a new
                                                                                           Clarity prescription known as "MBT".

  ----------------------------------------------------------------------------------------------------------------------------------

                                                     AUTOMOTIVE
  ----------------------------------------------------------------------------------------------------------------------------------
  Heavy duty diesel engine            In order to achieve diesel engine life               Ceradyne's Ceralloy(R) 147 SRBSN is a
  valve train components              of one million miles and automobile engine           candidate for a variety of engine
  and high-pressure fuel pump         life of over 125,000 miles without major             components including cam rollers, fuel
  components.                         maintenance, it may be necessary to replace          pump parts and other wear components.
                                      metal engine components with longer lasting,         The Company is in production of cam
                                      lighter weight, higher temperature resistant         rollers for diesel engines and rollers
                                      ceramic parts at acceptable unit costs.              for fuel pumps. Ceradyne continues
                                                                                           prototype development with a number of
                                                                                           engine and fuel systems manufacturers
                                                                                           worldwide to expand the application of
                                                                                           its cam roller products.
  ----------------------------------------------------------------------------------------------------------------------------------

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

Ford Motor Company Joint Development Program. Ceradyne completed a series of transactions with the Ford Motor Company ("Ford") in March 1986 with a long-term objective of developing ceramic components for automobiles. Key to this venture was the transfer of technology developed by Ford relating to technical ceramics, including a portfolio of United States and corresponding foreign patents and patent applications, and the investment by Ford of $10 million in the Company in exchange for Common Stock which eventually resulted in an ownership interest in Ceradyne of approximately 14.6%. Ford and the Company also entered into a joint development program pursuant to which Ceradyne has been applying its experience and expertise in technical ceramics to develop this technology into commercial products with a view to eventually develop components for automobile engines. The technology acquired from Ford and the efforts of this joint development program have led to the development of Ceradyne's Ceralloy(R) 147 sintered reaction bonded silicon nitride (SRBSN) advanced technical ceramic, from which the Company now produces a line of industrial wear components and has a line of components for use in diesel engines and fuel pumps. As of March 15, 2002 Ford's ownership interest in Ceradyne is 12.2%.

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

                                     ------------------------------------
                                            Year Ended December 31,
                                     ------------------------------------
                                         2001        2000            1999
                                     ------------------------------------

      -------------------------------------------------------------------
      Industrial                          33%         34%            38%
      -------------------------------------------------------------------

      -------------------------------------------------------------------
      Defense                             29%         33%            21%
      -------------------------------------------------------------------

      -------------------------------------------------------------------
      Consumer                            18%         14%            18%
      -------------------------------------------------------------------

      -------------------------------------------------------------------
      Microwave Tube Products             17%         16%            21%
      -------------------------------------------------------------------

      -------------------------------------------------------------------
      Automotive                           3%          3%             2%
      -------------------------------------------------------------------

      -------------------------------------------------------------------
      TOTAL                              100%        100%           100%
      -------------------------------------------------------------------


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

Semiconductor Equipment Components. The equipment used to make semiconductor wafers is extremely advanced and the newest generation has operating environments that are harsh enough to limit the life of the traditional ceramic and metal components. Ceradyne offers the industry non-oxide ceramics that have exceptional corrosion resistance and other key properties, such as high thermal conductivity, that are essential to the manufacture of high quality semiconductor wafers.

Tempered Glass Furnace Components and Metallurgical and Industrial Tooling. Fused silica ceramic is a ceramic which does not materially expand when heated, nor materially contract when cooled. It is used to produce industrial tooling components and molds where complicated shapes and dimensions must be maintained over a wide range of temperatures. Such applications include the forming and shaping of titanium metal, used in the manufacturing of aircraft. Other applications take advantage of fused silica's excellent thermal shock resistance and inertness when in contact with glass. These include components for equipment used in the fabrication of flat plate and tempered glass, such as tempering furnace rollers, and contoured shapes such as automobile windshields and architectural glass. Fused silica ceramic shapes of up to 14 feet in length are produced in the Company's facility located near Atlanta, Georgia.

     Defense

Lightweight Ceramic Armor. Ceradyne has developed and currently produces lightweight ceramic armor capable of protecting against threats as great as 14.5mm armor piercing machine gun bullets. Compared to traditional steel armor plates, Ceradyne's ceramic armor systems offer weight savings as great as 75% for 7.62mm, 12.7mm and 14.5mm armor piercing projectiles. Utilizing hot pressed Ceralloy(R) ceramic, the Company's armor plates are laminated with either Kevlar(TM), Spectra(TM), fiberglass, zylon or custom hybrid laminates and formed into a wide variety of shapes, structures and components. Historically, ceramic armor manufactured by the Company has been used principally for military helicopter crew seats and airframe panels. The Company believes it is a leader in producing lightweight ceramic armor for military helicopters. Recently, Ceradyne has become a major supplier of lightweight ceramic body armor for the U.S. Army, and is rapidly expanding in new areas that require protection, including ground combat vehicles, marine craft and architectural infrastructure. See "Risk Factors--We Must Successfully Increase Manufacturing Capacity and Improve Product Yields or Our Gross Margins and Profitability May Suffer."

The Company received its first production contract for ceramic armor vests for military personnel in January 1995. This order, from the Defense Logistics Agency of the United States Government, was for $3.5 million in vests, which the Company shipped during 1996.

On March 2, 1998, a U.S. government agency selected Ceradyne to provide certain ceramic armor products over a multi-year period. The multi-year contract provides for total orders over the 6 year life of the program which could exceed $100 million. Through December 31, 2001, the Company has received production orders under this program totaling $23 million. However, there can be no assurances as to the exact quantities or deliveries under this program as the government is not required to purchase any minimum amount and all orders are at the full discretion of the government. Additionally, in 2001, Ceradyne received further new firm orders for body armor products under a new contract worth in excess of $13 million, all of which is scheduled to ship during the first seven months of 2002.

Missile Nose Cones (Radomes). The Company produces conical shaped, precision machined ceramic components which are designed for the front end of defensive missiles. These nose cones, or radomes, are used where the velocities and operating environments are severe and the thermal shock and erosion resistance, high strength and microwave transparency properties of advanced technical ceramics are required. Radomes manufactured by the Company have been qualified for the Standard Missile Block IV and Block IVA missile program and for the Patriot PAC-3 missile program. The PAC-3 missile is now in the low rate production phase.

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

     Automotive Market

Internal Combustion and Diesel Engine Components. The demand for higher performance, cleaner burning, more efficient and more durable engines for heavy-duty diesel trucks and automobiles creates additional opportunities for advanced technical ceramics. The Company believes that if engines could be produced using certain advanced technical ceramic components, they could be lighter and last longer than those using metal components, and could operate at higher temperatures and pressures with reduced cooling and lubrication requirements. As a result, engines would use less fuel, achieve more complete combustion thereby reducing emissions, and be less costly to maintain. Because of these potential benefits, industry wide efforts are being made to replace selected metal components in heavy-duty diesel engines and fuel pumps with advanced technical ceramic components.

Ceradyne has produced a number of prototype parts made from Ceradyne's Ceralloy(R) 147 silicon nitride for evaluation and testing in internal combustion and diesel engines. Ceradyne has been producing cam rollers for heavy-duty diesel engines since 1999, and now has sole source contracts with two major engine companies. Ceradyne also has a sole source contract with a fuel systems manufacturer for components for a light duty diesel fuel pump. In addition, Ceradyne has a development project in place with a number of engine and fuel systems manufacturers world wide for various ceramic components. Furthermore, Ceradyne is engaged in a joint development program with Ford to develop ceramic components for automobile engines. Ford is not obligated to purchase any minimum quantities of components developed under this program and Ceradyne's efforts in this area are still in the experimental stage with future success greatly dependent on achieving cost reductions while maintaining a high quality level.

Marketing and Customers

Each of Ceradyne's three manufacturing locations maintains an autonomous sales and marketing force promoting their individual products. The Company has more than 12 employees directly involved in marketing, including a marketing manager located in the United Kingdom who was hired in February, 2000, and a sales manager located in Beijing, China, who was hired in January 2001. The Company also has agreements with manufacturers' representatives in the United States and other countries who are compensated as a percent of sales in their territory. Ceradyne is focusing much of its marketing effort outside the United States through direct involvement of senior management personnel from the Company's U.S. facilities in concert with local manufacturing representatives. Revenues from export sales represented approximately 11% of total net sales in 1999, 13% in 2000 and 16% in 2001.

Generally, the Company sells components to contractors or original equipment manufacturers. To a lesser extent, Ceradyne sells its products directly to the end user. The Company sells its translucent ceramic orthodontic brackets only to 3M/Unitek pursuant to an exclusive marketing agreement with that customer. Sales to 3M/Unitek represented approximately 18% of total net sales in 1999, 14% in 2000, and 18% in 2001. See "Risk Factors--Sales of Our Ceramic Orthodontic Brackets Depend on Our Exclusive Marketing and Sales Relationship with Unitek, a Division of 3M Corporation."

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

Sintering and Reaction Bonding of Silicon Nitride. The sintering of reaction bonding silicon nitride results in the Company's Ceralloy(R) 147 SRBSN, which is used in industrial and automotive applications. Ceradyne's SRBSN is based on technology acquired from Ford. See "Strategic Relationships". This SRBSN process begins with relatively inexpensive high purity elemental silicon (Si) powders, which contrasts sharply with most other competitors' manufacturing techniques which start with relatively more expensive silicon nitride (Si\\3\\N\\4\\) powders.

After additives are incorporated by milling and spray drying, the silicon powders are formed into shapes through conventional ceramic processing such as dry pressing. These shapes are then fired in a nitrogen atmosphere which converts the silicon part to a silicon nitride part. At this step (reaction bonding), the silicon nitride is pressure sintered in an inert atmosphere increasing the strength of the component threefold. As a result of SRBSN processing, the ceramic crystals grow in an intertwining "needle-like" fashion which the Company has named NeedleLokTM. Ceradyne's NeedleLokTM structure results in a tough, high fracture energy part. The process is economical due to the low cost of the starting powders and can be used to produce extremely high production volumes of parts due to the use of conventional pressing processes.

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

Diamond Grinding. Many of Ceradyne's advanced technical ceramic products must be finished by diamond grinding because of their extreme hardness. The Company's finished components typically are machined to tolerances of **.001 inch and occasionally are machined to tolerances up to **.0001 inch. To a limited extent, the Company also performs diamond grinding services for customers independently of its other manufacturing processes to specifications provided by the customer. The Company's diamond grinding department can perform surface grinding, diameter grinding, ultrasonic diamond grinding, diamond lapping, diamond slicing and honing. The equipment includes manual, automatic and computer numerically controlled (CNC) grinders. The CNC grinders have been specially adapted by the Company for precision grinding of ceramic contours to exacting tolerances.

Fabrication of Samarium Cobalt Permanent Magnets. The fabrication of samarium cobalt permanent magnets results in various magnet shapes which are primarily used in microwave tube applications. The Company procures premixed samarium cobalt powder either as SmCo\\5\\ or Sm\\2\\Co\\17\\ compositions. The powders are then milled and formed into the final configuration by pressing in a magnetic field using a specially designed magnet press. These "pre-fire" or "green" magnets are then sintered at 2000(Degrees)F in helium or vacuum. The magnets may then be subsequently diamond ground and characterized as to each individual magnet's strength.

Raw Materials. The starting raw materials for Ceradyne's manufacturing operations are generally fine, man-made powders available from several domestic and foreign sources. The raw materials, such as KevlarTM, graphite, metal components and ceramic powders are readily available from several commercial sources.

Quality Control. Ceradyne products are made to a number of exacting specifications. In order to meet both internal quality criteria and customer requirements, the Company has implemented a number of quality assurance and in-process statistical process control programs. These quality programs are implemented separately at each of Ceradyne's three manufacturing locations. The Company's Thermo Materials Division in Scottdale, Georgia received its ISO 9002 Certification in

** means plus or minus

1997. The Company's Advanced Ceramic Operations in Costa Mesa, California received its ISO 9001 Certification in 1998.

Engineering and Research

Ceradyne's engineering and research efforts consist of applications engineering in response to customer requirements, in addition to new materials and product development performed by its Research and Development Department. These efforts are directed toward the creation of new products, the modification of existing products to fit specific customer needs, or the development of enhanced ceramic process technology. The Company is also engaged in research to develop new products. Costs associated with application engineering and research are generally expensed as incurred and are included in cost of product sales, or in Research and Development expense. Costs associated with research were approximately $1,580,000 in 2001, $1,610,000 in 2000 and $878,000 in 1999. The
totals consist of $1,083,000, $1,252,000 and $597,000 from the Research and Development Department, and $497,000, $358,000 and $281,000 from the Engineering Department (included in cost of product sales) for the years ended December 31, 2001, 2000 and 1999, respectively.

Competition

Ceradyne competes on the basis of product performance, material specifications, applications engineering capabilities, customer support, reputation and price. Competitive pressures vary in each specific product market, depending on the product and program. In many instances, the competitors are well-known companies with greater financial, marketing and technical resources than Ceradyne. Ceradyne intends to continue to focus on selected business areas in which it can exploit its technological, manufacturing and marketing strengths. Some of Ceradyne's competitors are divisions of larger companies, with each of Ceradyne's product lines subject to completely different competitors. Some of the competitors of the Company include Kyocera Corporation's Industrial Ceramics Group, Vesuvius, Cercom, CoorsTek, Inc., Spectra-Mat, and others. In many applications, the Company also competes with manufacturers of non-ceramic materials. For future automotive applications, there is a wide range of both current and potential domestic and international competitors. See "Risk Factors--The Advanced Technical Ceramic Markets are Highly Competitive."

Backlog

Ceradyne records an item as backlog when it receives a contract or purchase order indicating the number of units to be purchased, the purchase price, specifications and other customary terms and conditions. Ceradyne customarily includes unexercised options as a separate item in its backlog because the purchase orders are given on the basis of the total order, including options. Total backlog as of December 31, 2001 was approximately $28.1 million, consisting of $26.4 million of firm scheduled orders and $1.7 million of unexercised options. As of December 31, 2000 total backlog approximated $26.7 million, consisting of $26.0 million of firm scheduled orders and $.7 million of unexercised options. Typically, firm orders are scheduled to be shipped within 12 to 18 months from receipt of order.

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

Two U.S. patents have been issued to the Company relating to translucent ceramics for orthodontic brackets. The earliest of these patents expires in 2007. These patents are co-invented and co-owned by Ceradyne and 3M/Unitek. Ceradyne and 3M/Unitek have granted licenses to eight companies whose ceramic orthodontic brackets infringe the Ceradyne-3M/Unitek patents, wherein those companies pay royalties to Ceradyne and 3M/Unitek based on sales of their orthodontic ceramic brackets for the remaining life of the patents. See "Risk Factors--We May Be Adversely Affected If We Are Unable To Adequately Safeguard Our Intellectual Property or If We Infringe Others' Intellectual Property."

Through its association with Ford, Ceradyne acquired in excess of 80 U.S. patents, of which 4 are still active, and corresponding foreign patents and applications relating to technical ceramics for automotive technology. The last of these patents will expire in August 2007. See "Strategic Relationships".

In addition to the above, Ceradyne has been issued 18 U.S. patents and has 6 patents pending and has applied for corresponding foreign patents in various foreign countries. The earliest of these patents expires in 2002.

"Ceralloy(R)", the name of Ceradyne's technical ceramics, "Ceradyne(R)" and the Ceradyne logo, comprising the stylized letters "CD(R)", are major trademarks of the Company which have been registered in the United States and various foreign countries. The Company also has other trademarks, including "Transtar(R)", "Semicon(R)", "Thermo(R)", "Netshape(R)", "Defender(R)", "NeedleLok(TM)", and "Ramtech(TM)".

Employees

At December 31, 2001, Ceradyne employed approximately 463 persons versus 405 in the prior year. Management considers its employee relations to be excellent. The Company has not experienced difficulty in attracting personnel. None of the Company's employees are represented by a labor union.

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

     We Must Successfully Increase Manufacturing Capacity and Improve Product Yields or Our Gross Margins and Profitability May Suffer

Recently we have experienced a substantial increase in orders for ceramic armor vests for military personnel and for cam rollers for diesel engines. We currently expect that demand for these products will require us to increase our production of ceramic armor vests in 2002 by approximately four fold over 2001, and increase production of cam rollers in 2002 by approximately ten fold over 2001. During 2001, we invested in capital expenditures to increase production capacity for these two products, and we expect to make additional capital expenditures in 2002 to further expand our capacity. Even with these additions to production capacity there can be no assurance that we will be able to manufacture the required quantities of these products in a timely manner or on a profitable basis. In order to successfully satisfy customer demand for these products while achieving acceptable profits, we must:

     .  Add manufacturing capacity and personnel;

     .  Achieve significant manufacturing cost reductions; and

     .  Improve product yields.

We expect that the inefficiencies inherent with the rapid ramp up in our manufacturing volumes will put pressure on our gross profit margins in 2002, particularly in the first quarter. Thereafter we expect gross profit margins to gradually improve as we increase our product yields and manufacturing efficiencies. However, there can be no assurance that the gross profit margins we ultimately achieve on higher volumes of these products will be comparable to our historical gross profit margins, especially in the automotive product line of ceramic cam rollers for diesel engines.

     We Must Successfully Develop and Market New Products; We Have Limited Volume Manufacturing Experience for Products Under Development

Our future prospects will depend to a large extent on the success of products which currently provide little revenue or which remain under development. These products include:

     .  semiconductor equipment components;
     .  ceramic components for automobile engines.

The semiconductor industry has been flat for the past year; however, we are supplying high density and high purity nitride and carbide ceramic components to the semiconductor wafer processing equipment companies. Our Research and Development group is continually working with semiconductor equipment suppliers to tailor our ceramic materials to meet new equipment requirements. Approximately 4% of our revenue for the year ended December 31, 2001 was derived from advanced technical ceramic components shipped to semiconductor equipment companies.

We are developing ceramic automotive engine components based on our belief that a significant market for these products will emerge. However, predicting future demand for such components is fraught with uncertainties. This is a new and evolving market and advanced technical ceramics are not currently used in any significant automobile applications. It is possible that such applications will never emerge.

Even if a market emerges, our efforts to produce ceramic components for automobile engines remain in an early stage. To successfully produce these components, we must significantly lower manufacturing costs and develop high volume manufacturing capabilities while maintaining component quality. If we meet our production goals, it typically takes several years to introduce new materials and components into production automobiles. Thus, demand for these products and our ability to service such demand are subject to a high degree of uncertainty.

     Failure to Manage Our Growth Could Adversely Affect Us

The increase in orders for ceramic armor vests for military personnel and cam rollers for diesel engines, as well as the introduction of new products, is placing, and will continue to place, a significant strain on our resources and personnel. To continue our growth, we must increase our production capacity for our existing products and introduce new products that apply our core advanced technical ceramic technologies. Managing this growth will strain our operational, financial and managerial resources into the foreseeable future.

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

Our competitors include divisions of larger companies and manufacturers of non-ceramic materials. Many of these competitors, both domestic and international, have greater financial, marketing and technical resources than we do. Our primary competitors include Kyocera Corporation's Industrial Ceramics Group, Vesuvius, Cercom, CoorsTek, Inc., Spectra-Mat, and others. Not only do we compete with many large companies, but each of our product lines compete with completely different companies.

We cannot guaranty that we will be able to compete successfully against our current or future competitors or that competition will not have material adverse effects on our business, operating results and financial condition.

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

In the past, we produced certain products using beryllium oxide, which is highly toxic in powder form. This powder, if inhaled, can cause chronic beryllium disease in a small percentage of the population. We have been sued in the past by former employees and by employees of one of our customers and by their family members alleging that they had contracted chronic beryllium disease as a result of exposure to beryllium oxide powders used in our products. All of these claims have been dismissed without incurring material liability. We cannot guaranty that we will avoid future liability to persons who may allege that they contracted chronic beryllium disease as a result of exposure to beryllium oxide utilized by Ceradyne in prior years.

While we believe we are in material compliance with all applicable environmental statutes and regulations, any failure to comply with current or subsequently enacted statutes and regulations could subject us to liabilities, fines or the suspension of production. Furthermore, any claims asserted against us in the future related to exposure to beryllium oxide powder may not be covered by insurance. Even if covered, the amount of insurance may be inadequate to cover any adverse judgment.

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

     We Depend Upon Sales to Agencies of the United States Government; We Face the Risk That a Key Government Contract May be Terminated

We have a $28.1 million backlog of orders as of December 31, 2001. Of this amount, approximately $11.1 million, or 40%, represents orders for defense applications. These orders are closely tied to the level of U.S. defense spending. Certain contracts for armor or radomes are directly or indirectly with agencies of the United States government. Moreover, we anticipate that a significant percentage of our revenues for the foreseeable future will derive from direct or indirect sales to government agencies.

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

     Sales of our Ceramic Orthodontic Brackets Depend on Our Exclusive Marketing and Sales Relationship with Unitek, a Division of 3M Corporation

We developed our translucent ceramic orthodontic bracket pursuant to a joint development agreement with Unitek. We sell this product only to Unitek pursuant to an exclusive marketing agreement, which expires in 2007. Consequently, our sales of this product depend entirely on Unitek's marketing and sales efforts. We cannot guaranty that Unitek will devote substantial marketing efforts to sales of our orthodontic products, or that Unitek will not reassess its commitment to our technologies or develop its own competitive technologies. If Unitek fails to actively market our orthodontic brackets, there may be material adverse effects on our business, operating results and financial condition.

     We Depend on Our International Sales; We are Subject to Risks Associated with Operating in International Markets

Shipments to customers outside of the United States accounted for approximately 11% of our sales in 1999, 13% in 2000, and 16% in 2001. We anticipate that international shipments will account for a significant portion of our sales for the foreseeable future. Therefore, the following risks associated with international business activities could have material adverse effects on our performance:

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

Item 2.  Properties
         ----------

The Company serves its markets from manufacturing facilities in three locations across the United States. The Company's Advanced Ceramic Operations, located in Costa Mesa and Irvine, California, primarily produces armor and orthodontic products, components for semiconductor equipment, and houses the Company's SRBSN research and development activities. The Company's cathode development and production are handled through its Semicon Associates division located in Lexington, Kentucky. Fused silica products, including missile radomes, are produced at the Company's Thermo Materials division located in Scottdale, Georgia. The facilities at these locations comprise approximately 126,000, 35,000 and 85,000 square feet, respectively. The Company's Costa Mesa, Irvine and Scottdale facilities are held under leases which expire in October 2005, January 2007, and October 2015, respectively. The Company owns its Lexington, Kentucky facility, which is on a five acre property with room for expansion.

Ceradyne's manufacturing structure is summarized in the following table:

==============================================================================================

                    FACILITY LOCATION                          PRODUCTS
----------------------------------------------------------------------------------------------
  Advanced Ceramic Operations            . Semiconductor Equipment Components
  Costa Mesa and Irvine,  California     . Lightweight ceramic armor
    Approximately 126,000 square feet    . Orthodontic ceramic brackets
                                         . Ceralloy(R) 147 SRBSN wear parts
                                         . Precision ceramics
                                         . Ceralloy(R) 147 SRBSN diesel/automotive engine parts
                                         . Research and Development

----------------------------------------------------------------------------------------------

  Semicon Associates                     . Microwave ceramic-impregnated dispenser cathodes
  Lexington, Kentucky                    . Ion laser ceramic-impregnated dispenser cathodes
    Approximately 35,000 square feet     . Samarium cobalt magnets

----------------------------------------------------------------------------------------------

  Thermo Materials                       . Glass tempering rolls (fused silica ceramics)
  Scottdale, Georgia                     . Metallurgical tooling (fused silica ceramics)
    Approximately 85,000 square feet     . Missile radomes (fused silica ceramics)
                                         . Castable and other fused silica products
==============================================================================================

Item 3.  Legal Proceedings
         -----------------

The Company is, from time to time, involved in various legal and other proceedings that relate to the ordinary course of operating its business, including, but not limited to, employment-related actions and workers' compensation claims.

From October 1995 through November 2000, the Company, along with other companies, was served with eight different complaints that were filed by eleven former employees of one of the Company's customers, and eight spouses. The complaints, all filed in the United States District Court, Eastern District of Tennessee, alleged that the customers' employees contracted chronic beryllium disease as a result of their exposure to beryllium-containing products sold by Ceradyne and other companies. As of December 7, 2001, all of these cases had been terminated without liability to Ceradyne; summary judgment in favor of Ceradyne was granted in seven cases, and the other one case was dismissed voluntarily by the plaintiff without prejudice to file the suit in the future.

On December 21, 2001, the Company was served with a complaint filed by the Company's insurance carrier in the Superior Court of California in Santa Ana, California. The complaint seeks a declaration that the Company is obligated to reimburse the insurance carrier for defense expenses that the insurance carrier has or will pay on behalf of the Company's prior lessor. The lessor was sued by an employee of the Company alleging he contracted chronic beryllium disease while employed at the lessor's facility in the 1980's. The Company's insurance carrier has or will pay the lessor's defense costs under a reservation of rights to seek reimbursement from the Company if it is determined by the Court that the Company's insurance carrier is not obligated to pay.

The Company believes that the insurance carrier's claim is without merit and is vigorously defending against this claim. The case is in the early stage of discovery and no trial date has been set. The complaint does not state the amount of legal expenses for which reimbursement is sought, but the Company believes that the resolution of this matter will not have a material adverse effect on the financial condition or operations of the Company.

Item 4.   Submission of matters to a vote of security holders
          ---------------------------------------------------

         Not applicable.

                                   MANAGEMENT

Executive Officers of the Registrant.

     The executive officers of the Company as of March l5, 2002 are as follows:

           Name             Age                      Position
--------------------------  ---                      --------
Joel P. Moskowitz ........   62     Chairman of the Board, President and Chief
                                    Executive Officer
Earl E. Conabee ..........   64     Vice  President, and Director of Marketing
                                    at Thermo Materials
Howard F. George .........   57     Vice President Finance, Chief Financial
                                    Officer and Secretary
David P. Reed ............   47     Vice President, and General Manager of
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

     Howard F. George joined the Company in December 1995 and serves in the positions of Vice President Finance, Chief Financial Officer, and Corporate Secretary. Prior to joining Ceradyne, Mr. George was Chief Financial Officer of Richmond Technology, Inc. and Chief Operating Officer of its subsidiary, Static Control Services from 1992 to 1995. From 1990 to 1992, Mr. George was Vice President of Finance for Sunset Richards, a subsidiary of Hanson, PLC. Prior to the above, Mr. George has had management positions at Advanced Controls, Inc., Bausch & Lomb, Inc., and TRW, Inc. Mr. George earned his B.A. degree in Business and Economics in 1970 at California State University Long Beach, and an MBA from Pepperdine University, Malibu in 1980.

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

Officers serve at the discretion of the Board of Directors.

                                     PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         -----------------------------------------------------------------
         Matters
         -------

The Company's Common Stock is traded on the Nasdaq National Market under the symbol CRDN. The following table sets forth for the calendar quarters indicated the high and low closing sale prices per share on the National Market as reported by Nasdaq. As of December 31, 2001, the Company had approximately 426 record holders of its Common Stock.

                                        High                      Low
                                        ----                      ---
Year ended December 31, 2001
         First Quarter                  10.06                     6.63
         Second Quarter                  9.42                     6.95
         Third Quarter                   8.53                     6.45
         Fourth Quarter                 11.43                     8.10

Year ended December 31, 2000
         First Quarter                   9.88                     4.38
         Second Quarter                 11.75                     6.63
         Third Quarter                  10.50                     7.50
         Fourth Quarter                  9.50                     5.88


The present policy of Ceradyne is to retain earnings for the operation and expansion of its business. Ceradyne has never paid cash dividends, and management does not anticipate that it will do so in the foreseeable future.

The Company did not sell any equity securities during the year ended December 31, 2001 that were not registered under the Securities Act of 1933.

Item 6.   Selected Financial Data
          -----------------------

Statements of Operations Data: (Amounts in thousands, except per share data)
-----------------------------

                                                                       Years Ended December 31,
                                                                       ------------------------

                                                    2001         2000          1999           1998          1997
                                                    ----         ----          ----           ----          ----
Net sales                                         $45,339      $45,930       $30,382        $26,279       $28,693
Cost of product sales                              32,852       33,743        23,674         21,292        23,274
                                                  -------      -------       -------        -------       -------
Gross profit                                       12,487       12,187         6,708          4,987         5,419
                                                  -------      -------       -------        -------       -------

Operating expenses:
Selling                                             2,036        1,605         1,480          1,494         1,515
General and administrative                          4,897        4,456         3,400          3,239         3,660
Research and development                            1,083        1,252           597            344           ---
                                                  -------      -------       -------        -------       -------
                                                    8,016        7,313         5,477          5,077         5,175
                                                  -------      -------       -------        -------       -------
Income (loss) from operations                       4,471        4,874         1,231            (90)          244

Other income (expense):
Other income                                          392          357           344            382           265
Interest expense                                      (26)         (34)          (16)           ---          (134)
                                                  -------      -------       -------        -------       -------
                                                      366          323           328            382           131
                                                  -------      -------       -------        -------       -------
Income before provision (benefit) for
   income taxes                                     4,837        5,197         1,559            292           375
Provision (benefit) for income taxes                  808          104           (44)            10        (1,675)
                                                  -------      -------       -------        -------       -------
      Net income                                  $ 4,029      $ 5,093       $ 1,603        $   282       $ 2,050
                                                  =======      =======       =======        =======       =======

Basic net income per share                        $  0.48      $  0.62       $  0.20        $  0.04       $  0.26
                                                  =======      =======       =======        =======       =======
Diluted net income per share                      $  0.46      $  0.61       $  0.20        $  0.04       $  0.26
                                                  =======      =======       =======        =======       =======
Weighted average shares
   Outstanding--diluted                             8,713        8,395         8,189          8,068         8,035

Balance Sheet Data:                                                        December 31,
-------------------                                                        ------------

                                                   2001          2000          1999          1998           1997
                                                   ----          ----          ----          ----           ----
Working capital                                   $23,167      $20,883       $15,156        $15,051       $15,327
Total assets                                       47,951       38,463        32,893         29,493        29,017
Long-term obligations                                 158          258           358            ---           ---
Stockholders' equity                              $39,657      $34,989       $29,137        $27,352       $26,760

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

The Company is in the process of experiencing significant volume increases at Advanced Ceramic Operations in Costa Mesa, California. Facility expansion and the increases in production personnel will put pressure on gross profit margins in the start-up period, particularly the first quarter of 2002.

Results of Operations

The percentage relationships to net sales of certain income and expense items for the three years ended December 31, 2001, 2000 and 1999 are contained in the following table.

                                                    Years Ended December 31
                                                    -----------------------
                                              2001          2000           1999
                                              ----          ----           ----
Net sales                                    100.00%       100.00%       100.00%
Cost of product sales                         72.46         73.47         77.92
                                            -------       -------       -------
Gross profit                                  27.54         26.53         22.08
                                            -------       -------       -------

Operating expenses:
Selling                                        4.49          3.49          4.87
General & administrative                      10.80          9.70         11.19
Research & Development                         2.39          2.73          1.97
                                            -------       -------       -------
                                              17.68         15.92         18.03
                                            -------       -------       -------

Income  from operations                        9.86         10.61          4.05
Other income                                    .86           .78          1.14
Interest expense                               (.05)         (.07)         (.05)
                                            -------       -------       -------

Income before provision
  for income taxes                            10.67         11.32          5.14
Provision (benefit) for income taxes           1.78           .23          (.14)
                                            -------       -------       -------

Net income                                     8.89%        11.09%         5.28%
                                            =======       =======       =======

Years Ended December 31, 2001 and 2000

Net Sales. Net sales for the year ended December 31, 2001 were $45.3 million, a decrease of $.6 million, or 1.3% compared to the prior year.

Advanced Ceramic Operations in Costa Mesa, California, had a decrease in sales for the year ended December 31, 2001 of $.2 million as compared to the year ago period. The sales decrease was mainly in ceramic armor for defense customers due to the delay of armor vest orders, which were not received until late in the fourth quarter. Also, sales of semiconductor products decreased from the prior year because of the downturn in this industry. However, these sales decreases were nearly offset by growth in orthodontic products due to an increasing demand by orthodontists for our translucent ceramic brackets. Also, sales increased for the Research and Development contracts awarded by the Department of Defense over the prior year.

The Company's Semicon Associates Division in Lexington, Kentucky, posted a sales increase of $.5 million. Increases were mainly due to demand by the Company's customers for dispenser cathodes, which are used in microwave tubes for radar and satellite communications. In addition, sales increases were due to modest price increases and a contract award from the Department of Defense.

Additionally, the Company's Thermo Materials Division in Scottdale, Georgia, posted a sales decrease of $.9 million as compared to the prior year period. The decrease in sales was mainly caused by less demand for fused silica products due to downsizing domestically by the glass, steel and aluminum making industries.

International sales have been, and are expected to be, an important part of the Company's business, representing 16% of total sales for the year ended 2001 as compared to 13% in 2000. The reasons for the increase were due to the Company's relatively new sales efforts in England and China, and increases in armor components for Israel.

Gross Profit. The Company's gross profit was $12.5 million, or 28% of net sales, for the year ended December 31, 2001, compared to $12.2 million, or 27% of net sales, for the prior year. The increase in gross profit for the year ended December 31, 2001 as compared to the prior year was $.3 million or 2%.

The Company's Advanced Ceramic Operations in Costa Mesa, California, posted gross profit of $9.2 million compared to $8.4 million, or a 10% increase over the prior year. The favorable results were mainly due to higher volume of parts and higher capacity utilization resulting in economies of scale. However, the Company recently leased a new facility containing approximately 41,000 square feet, most of which will be used for manufacturing, and it will take time to absorb this additional capacity and realize the same level of economies of scale as were achieved in 2001. Moreover, the Company is experiencing poor product yields and other manufacturing inefficiencies as production capacities are being increased to meet rising demand for personal armor and diesel engine components. Consequently, gross profit margins are expected to decrease in the first six months of 2002 as compared to 2001, but gradually improve thereafter. However, gross profit dollars are expected to be higher in 2002 as compared to 2001 because of increases in sales volume.

Semicon Associates in Lexington, Kentucky, posted gross profit of $2.4 million, compared to $1.7 million, or a 41% increase over the prior year. The increase over the prior year is attributed to better quality and process control and greater capacity utilization and is being partially funded by a contract award from the Department of Defense. The mission of this Department of Defense Production Act Title III Program is to create assured, affordable and commercially viable production capabilities for items essential for national defense. Additionally, modest price increases were contributing factors. The Company expects the trend of gross profit as a percent of sales to stabilize.

Thermo Materials in Scottdale, Georgia, posted gross profit of $.9 million, compared to $2.1 million, or a 57% decrease over the prior year. The decreases were attributable to lower production volume and to a process control problem in fused silica products. The process control concern has subsequently been corrected by diligent testing of raw materials.

Selling Expenses. Selling expenses were $2.0 million for the year ended December 31, 2001, as compared to $1.6 million in the prior year. Salary and personnel increases, commissions and travel account for the increased selling expenses.

General and Administrative Expenses. General and administrative expenses were $4.9 million for the year ended December 31, 2001, a $.4 million increase from the prior year. Salary and personnel increases accounted primarily for the increased expenses.

Research and Development Expenses. Research and development expenses were approximately $1.1 million for the year ended December 31, 2001, as compared to $1.3 million for the prior year. The expenses incurred for both years are related to wages for engineering, technicians and production personnel, materials, outside services, small tools and travel. Approximately $.9 million of Research and Development cost is in Cost of Sales due to Small Business Innovation Research (SBIR) grants, which are recorded as sales.

In addition, the Company historically has and continues to engage in application engineering and internally funded research to improve and reduce the cost of production and to develop new products. The costs associated with application engineering and research are expensed as incurred and are included in cost of product sales.

Other Income. Other income was $392,000 and $357,000 for the years ended 2001 and 2000, respectively. An increase in royalty income over the prior year due to greater demand for orthodontic brackets and miscellaneous scrap income was partially offset by a decrease in interest income due to less cash reserves.

Interest Expense. Interest expense was $26,000 for the year ended December 31, 2001, compared to $34,000 in the prior year.

Income Taxes. The Company made a fourth quarter year-to-date adjustment to its tax provision based upon the pre-tax income for the full year of 2001. The Company used a combined Federal and State tax rate of 16.7% for the twelve months ended December 31, 2001, resulting in a provision for taxes of $808,000. Because the Company used an estimated combined tax rate of 25% for the nine months ended September 30, 2001, which resulted in a tax provision of $1,034,000, the Company reported a tax provision credit in the fourth quarter of $226,000. The decrease in the tax provision was the result of decreasing gross profit in the fourth quarter, mainly from the tardiness in armor orders received late in the fourth quarter for Advanced Ceramic Operations.

Net Income. Reflecting all of the matters discussed above, net income was $4.0 million (or $0.48 per share basic and $0.46 diluted) for the year ended December 31, 2001 compared to a net income of $5.1 million (or $.62 per share basic and $.61 per share diluted) for the prior year.

Years Ended December 31, 2000 and 1999

Net Sales. Net sales for the year ended December 31, 2000 were $45.9 million, an increase of $15.5 million, or 51% compared to the prior year.

The increase in sales was primarily attributable to the Company's Advanced Ceramic Operations in Costa Mesa, California. This increase was approximately $13.4 million over the prior year. The major increase was in armor products due to increasing demand for protective body armor by the U.S. military services. The industrial/automotive products recorded strong increases in sales, mainly due to demand for ceramic cam rollers for diesel engines. Additionally, orthodontic products contributed to the increase over the prior year due to continually increased demand by orthodontists for the Clarity(TM) orthodontic brackets.

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

Accounting Policies

Our significant accounting policies are summarized in Note 1 to the Consolidated Financial Statements. In applying those policies, estimates and judgments affect the amounts at which accounts receivable and inventory and certain liabilities are recorded and the useful lives of property and equipment.

We apply our accounting policies on a consistent basis. As circumstances change, they are considered in our estimates and judgments, and future changes in circumstances could result in changes in amounts at which assets and liabilities are recorded. They could also affect the estimated useful levels of property and equipment, which could result in changes in depreciation expense or write offs or write downs of such assets.

Liquidity and Capital Resources

The Company generally meets its operating and capital requirements for cash flow from operating activities and borrowings under its credit facility.

The Company has a $4,000,000 revolving credit agreement with Comerica Bank. As of December 31, 2001, there had been no borrowings under this credit facility. However, in the first quarter of 2002, the credit line was used for operation needs. Under a separate credit facility with Comerica Bank, the Company entered into a $500,000 capital equipment loan agreement during the third quarter of 1999. The term of the loan is for 60 months with no prepayment penalty and as of December 31, 2001, this loan balance is $258,000.

The Company's net cash balance decreased by $5.6 million during the year ended December 31, 2001, compared to a net increase of $5.2 million in the prior year. The largest component of this change was the Company's investment of $7.0 million in machinery, equipment and leasehold improvements in 2001, compared to $2.4 million in 2000, to expand production capacity, primarily at the Company's Advanced Ceramic Operations in Costa Mesa, California. Another major use of cash was $6.4 million increase in inventories in 2001, compared to the prior year period, as the Company manufactured products and has raw materials and work-in-process for production orders to be shipped in the first quarter of 2002.

Management believes that its current cash and cash equivalents on hand, as well as cash generated from operations and the ability to borrow under the existing credit facilities, will be sufficient to finance anticipated capital and operating requirements for at least the next 12 months.

New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designed as part of a hedge transaction and, if it is, the type of hedge transaction. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133". SFAS No. 137 delays the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133". SFAS No. 138 is effective concurrent with the delayed effective date of SFAS No. 133. SFAS No. 138 amends the accounting and reporting standards for certain derivative instruments and certain hedging activities. The Company adopted SFAS Nos. 133, 137 and 138 on January 1, 2001. The adoption did not have a material impact, as the Company does not currently hold any derivative instruments.

In June 2001, the FASB issued SFAS No. 141, "Business Combinations". This Statement addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, "Business Combinations," and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises". All business combinations in the scope of this Statement are to be accounted for using one method, the purchase method. We will adopt SFAS 141 for all business combinations initiated after June 30, 2001.

Also in June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets". This pronouncement addresses, among other things, how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Goodwill would no longer be amortized but would be assessed at least annually for impairment using a fair value methodology. We will adopt this statement for all goodwill and other intangible assets acquired after June 30, 2001 and for all existing cost in excess of net assets acquired (goodwill) and other intangible assets beginning January 1, 2002. Upon adoption of this standard on January 1, 2002, we will cease recording amortization of goodwill, which is expected to increase gross income in 2002 by approximately $200,000, or approximately $0.01 per diluted share after tax. Other than ceasing the amortization of goodwill, we do not anticipate that the adoption of SFAS 142 will have a significant effect on our financial position nor the results of our operations, as we do not currently anticipate any impairment charges for existing goodwill.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses the financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of and is effective for fiscal years beginning after December 15, 2001. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of"; however, it retains the fundamental provision of SFAS No. 121 for (i) recognition and measurement of the impairment of long-lived assets to be held and used and (ii) measurement of long-lived assets to be disposed of by sale. This statement also supersedes the accounting and reporting provisions of

APB Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for the disposal of a segment of a business. The Company does not believe SFAS No. 144 will have a material impact on the Company's financial position or results of operations.

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

The Company utilized debt financing during 2001 primarily for the purpose of acquiring manufacturing equipment. For fixed rate debt, changes in interest rates generally affect the fair market value of the debt instrument, but not the Company's earnings or cash flows. The Company does not have an obligation to prepay fixed rate debt prior to maturity, and as a result, interest rate risk and changes in fair market value should not have a significant impact on the fixed rate debt until the Company would be required to refinance such debt. The fair market value estimates for debt securities are based on discounting future cash flows utilizing current rates offered to the Company for debt of the same type and remaining maturity.

As of December 31, 2001, the Company's debt consisted of a $258,000 capital equipment loan at a fixed interest rate of 8.18% due July 28, 2004. The carrying amount is a reasonable estimate of fair value as the rate of interest paid on the note approximates the current rate available for financing with similar terms and maturity.

We do not have any significant foreign currency risk. Sales to foreign distributors are all denominated in U.S. dollars.

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

                                    PART III

Item 10.  Directors and Executive Officers of Registrant
          ----------------------------------------------

     Information regarding executive officers of the Company is included in Part I of this report.

     The Directors of the Company are as follows:

                Name                  Age               Position
                -----                 ---               --------
         Joel P. Moskowitz ........    62   Chairman of the Board, President and
                                            Chief Executive Officer
         Richard A. Alliegro ......    71   Director
         Eduard Bagdasarian .......    37   Director
         Frank Edelstein ..........    76   Director
         Wilford D. Godbold, Jr. ..    62   Director
         Christopher Johnson ......    36   Director
         Milton L. Lohr ...........    76   Director

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

     Eduard Bagdasarian was appointed to the Board of Directors on February 25, 2002 to fill the vacancy created by the resignation of Leonard Allenstein. He is Managing Director and Chief Operating Officer of the investment banking firm of Barrington Associates, where he has been employed since 1989. Mr. Bagdasarian chairs Barrington Associates' Executive Committee and serves on its Board of Directors. Mr. Bagdasarian is a registered General and Financial Principal with the NASD. He is a graduate of UCLA with a degree in Business/Economics.

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

     Christopher Johnson was appointed to the Board of Directors on February 25, 2002 to fill the vacancy created by the resignation of Paul Blumberg, Ford's previous representative on Ceradyne's Board. Mr. Johnson is Technology Venture Fund Manager of Ford Motor Company. Mr. Johnson manages Ford Motor Company's strategic venture capital fund and has led various financial transactions involving third parties, and is involved with Ford-related venture technology concepts. Mr. Johnson has worked for Ford Motor Company since 1998. Prior to Ford Motor Company, Mr. Johnson worked for Aeroquip Corporation for eleven years as Director of New Business Planning. Mr. Johnson is on the Board of Directors of several technology companies where Ford has an investment. He has a degree in Business Administration from the University of Toledo and an MBA from the University of Michigan with emphasis in international business and strategy.

     Milton L. Lohr served as a Director of the Company from 1986 until October 1988, when he resigned to accept a position as Deputy Undersecretary of Defense for Acquisitions. He held that position until May 1989 and was re-elected as a Director of the Company in July 1989. Mr. Lohr is currently a partner of L. F. Global Investments, LLC, a San Diego based financial institution with activities in money management funds, venture capital and asset management coupons. He served as the first Deputy Under Secretary for Acquisitions in both the Reagan and Bush administrations, with responsibility to assist in overseeing the Department of Defense's major acquisition programs as well as exercising oversight of international programs and U.S. Arms Control Compliance activities. He also served as U.S. Acquisition Representative to the NATO Conference of National Armament Directors and provided leadership guiding U.S. armament cooperative programs, and in developing and establishing policy initiatives aimed at promoting cooperation on major weapon systems and technology among the NATO Allies. He also served on the Four Power Group with members from the U.K., France, Germany and the U.S. Mr. Lohr previously held the position of President of Defense Development Corporation, a defense-related research and development company from 1990 to 1993. Mr. Lohr also held the position of Senior Vice President of Titan Systems, a defense-related research and development company, from 1986 to 1988, and was founder and CEO of Defense Research Corporation, a defense consulting firm, from 1983 to 1986. Mr. Lohr served from 1969 to 1983 as Executive Vice-President of Flight Systems, Inc., a firm engaged in aerospace and electronic warfare systems. Mr. Lohr has over thirty-five years experience in government positions and aerospace and defense management. He currently serves as a panel member of the President's Science Advisory Committee, a member of the Office of the Secretary of Defense, Army Science Board, as well as other ad hoc government related assignments.

Directors are elected annually and hold office until the next annual meeting of stockholders and until their successors have been elected and qualified. The Company has agreed to nominate a representative of Ford for election as a Director pursuant to an agreement made in March 1986, pursuant to which agreement Ford acquired a total of 1,207,299 shares of the Company's Common Stock. Joel P. Moskowitz and members of his family have agreed to vote a portion of their shares of the Company's Common Stock, if necessary, for the election of Ford's nominee. Mr. Christopher Johnson is Ford's current representative. Officers serve at the discretion of the Board of Directors. Compliance with Section 16(a) of the Securities Exchange Act of 1934

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission ("SEC") initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

     To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended December 31, 2001, its officers, directors and greater than ten percent beneficial owners complied with all Section 16(a) filing requirements.

Item 11.  Executive Compensation
          ----------------------

Summary Compensation Table
--------------------------

The following table shows certain information concerning the compensation of the Chief Executive Officer and the other most highly compensated executive officers of the Company whose aggregate compensation for services in all capacities rendered during the year ended December 31, 2001 exceeded $100,000 (collectively-the "Named Executive Officers"):



                                                                    Long Term
                                      Annual Compensation         Compensation
                                      -------------------         ------------
                                                                   Securities
Name &                                                             Underlying
-------                                                             Options
Principal Position               Year       Salary       Bonus    # of Shares)
------------------               ----       ------       -----    ------------

Joel P. Moskowitz                2001      $274,923     $48,915       50,000
Chairman of the Board,           2000       259,000      51,970            -
Chief Executive                  1999       240,085      16,027            -
Officer
and President



Earl E. Conabee                  2001      $118,540           -        2,500
Vice President                   2000       113,000           -        2,000
                                 1999       106,872           -            -


Howard F. George                 2001      $117,193     $ 8,856        2,500
Vice President and               2000       104,327       8,545        2,000
ChiefFinancial Officer           1999       101,062           -            -



David P. Reed                    2001      $151,846     $41,985        5,000
Vice President                   2000       143,000      37,905       10,000
                                 1999       132,919           -       10,000

Option Grants in Last Fiscal Year
---------------------------------

      The following table sets forth certain information concerning grants of options to each of the Named Executive Officers during the year ended December 31, 2001. In addition, in accordance with the rules and regulations of the Securities and Exchange Commission, the following table sets forth the hypothetical gains or "option spreads" that would exist for the options. Such gains are based on assumed rates of annual compound stock appreciation of 5% and 10% from the date on which the options were granted over the full term of the options. The rates do not represent the Company's estimate or projection of future Common Stock prices, and no assurance can be given that any appreciation will occur or that the rates of annual compound stock appreciation assumed for the purposes of the following table will be achieved.

                                                                                             Potential Realizable
                                                                                           Value at Assumed Annual
                                            Percent of                                       Rates of Stock Price
                                            Total Options                                       Appreciation for
                                            Granted to         Exercise                         Option Term/(2)/
                       Options Granted      Employees in         Price      Expiration        ----------------
Name                   (# of Shares)/(1)/   Fiscal Year       ($/Share)        Date          5%($)          10%($)
----                   ------------------   -----------       ---------        ----          -----          ------
Joel P. Moskowitz           50,000             29.5%             6.70        09/06/11       210,680        533,904
Earl E. Conabee              2,500              1.5%             6.70        09/06/11        10,534         26,696
Howard F. George             2,500              1.5%             6.31        12/20/10         9,921         25,141
David P. Reed                5,000              3.0%             6.70        09/06/11        21,068         53,390

________________
/(1)/ The per share exercise price of all options granted is the fair market value of the Company's Common Stock on the date of grant. Options have a term of 10 years and become exercisable in five equal installments, each of which vests at the end of each year after the grant date, except that the option granted to Mr. Moskowitz became fully vested three months after the date of grant.

/(2)/ The potential realizable value is calculated from the exercise price per share, assuming the market price of the Company's Common Stock appreciates in value at the stated percentage rate from the date of grant to the expiration date. Actual gains, if any, are dependent on the future market price of the Common Stock.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option
--------------------------------------------------------------------------
Values
------

         The following table sets forth certain information regarding option exercises during the year ended December 31, 2001 by the Named Executive Officers, the number of shares covered by both exercisable and unexercisable options as of December 31, 2001 and the value of unexercised in-the-money options held by the Named Executive Officers as of December 31, 2001:

                                                                                                  Value of Unexercised
                                                        Number of Securities Underlying          In-the-Money Options at
                                                     Unexercised Options at Fiscal Year-End       Fiscal Year-End /(1)/
                                                     --------------------------------------       ---------------------
                       No. of Shares
                        Acquired on      Value
        Name             Exercise     Realized/(2)/   Exercisable             Unexercisable    Exercisable    Unexercisable
        ----             --------     ------------    -----------             -------------    -----------    -------------
Joel P. Moskowitz           ---            ---          50,000                      ---         $228,500         $    ---
Earl E. Conabee             ---            ---           2,000                     5,700        $ 10,015         $ 18,523
Howard F. George            ---            ---          29,300                     5,200        $185,629         $ 17,966
David P. Reed               ---            ---          53,300                    24,700        $405,923         $110,755


/(1)/ Based upon the closing price of the Common Stock on December 31, 2001, as reported by the Nasdaq National Market ($11.27 per share).

/(2)/ Represents the closing sale price of the Common Stock on the date of exercise, less the exercise price per share, multiplied by the number of shares acquired.

Compensation of Directors
-------------------------

     Directors are paid fees for their services on the Board of Directors in such amounts as are determined from time to time by the Board. During 2001, a fee of $500 per month plus $1,000 for each Board meeting attended was paid to each non-employee director other than the Ford representative, who did not receive a fee.

     In addition, non-employee directors, other than the Ford representative, receive stock options from time-to-time under the Company's 1994 Stock Incentive Plan. During 2001, options to purchase 5,000 shares were granted to each of Messrs. Allenstein, Alliegro, Bagdasarian, Edelstein, Godbold and Lohr. Each option vests in full three months after the date of grant, has a term of 10 years, and an exercise price equal to the fair market value of the Common Stock on the date of grant.

Compensation Committee Interlocks and Insider Participation
-----------------------------------------------------------

     The Board of Directors has established Audit and Compensation Committees. The Compensation Committee's function is to review and make recommendations to the Board regarding executive officers' compensation. This committee is composed of Messrs, Edelstein, Alliegro, and Lohr. The Audit Committee meets with the Company's independent public accountants and with management to review the Company's financial statements, the scope of the annual audit, internal accounting controls, and recommends to the Board the selection of the independent public accountants. This committee is composed of Messrs, Alliegro, Edelstein, Godbold and Lohr.

Item 12.   Security Ownership of Certain Beneficial Owners
           and Management
           -----------------------------------------------

     The following table sets forth information as of March 15, 2002 regarding the beneficial ownership of the common stock of the Company by (i) each person or group known by the Company to be the beneficial owner of more than 5% of the outstanding shares of common stock, (ii) each of the directors of the Company,
(iii) each of the executive officers named in the Summary Compensation Table, and (iv) all current executive officers and directors of the Company as a group.

                 Name of                Amount and Nature of          Percent
             Beneficial Owner          Beneficial Ownership/(1)/      of Class
             ----------------          -------------------------      --------

Joel P. Moskowitz                                   1,213,110  /(2)/    14.4%
3169 Redhill Avenue
Costa Mesa, CA 92626

Ford Motor Company                                  1,027,300           12.2%
The American Road
Dearborn, MI 48121

Dimensional Fund Advisors, Inc.                       562,500  /(3)/     6.7%
1299 Ocean Ave., 11/th/ Floor
Santa Monica, CA 90401

Pequot Capital Management, Inc.                       499,000  /(4)/     5.9%
500 Nyala Farm Rd.
Westport, CT 06880

David P. Reed                                          90,017  /(5)/     1.1%

Frank Edelstein                                        59,400  /(6)/       *

Milton L. Lohr                                         37,000  /(7)/       *

Howard F. George                                       35,057  /(8)/       *

Richard A. Alliegro                                    33,000  /(9)/        *

Earl E. Conabee                                        14,325 /(10)/       *

Wilford D. Godbold, Jr.                                16,000 /(11)/       *

Eduard Bagdasarian                                      5,000 /(12)/       *

Christopher Johnson                                         -              -

All current executive                                   1,502,909 /(13)/   17.9%
officers and directors as a
group (10 persons)

*        Less than 1%


/(1)/ Except as otherwise noted, the beneficial owners have sole voting and investment powers with respect to the shares indicated, subject to community property laws where applicable.

/(2)/ Includes 50,000 shares subject to options held by Mr. Moskowitz which are currently exercisable or will become exercisable within 60 days of March 15, 2002.

/(3)/ Based on information contained in a statement on Schedule 13G dated January 30, 2002, as filed with the Securities and Exchange Commission. As stated in such Schedule 13G, all shares are held on behalf of advisory clients of Dimensional Fund Advisors, Inc., which disclaims beneficial ownership of such shares.

/(4)/ Based upon information contained in a statement dated February 14, 2002 as filed with the Securities and Exchange Commission. As stated in such
         Schedule 13G, all shares are held on behalf of advisory clients of Pequot Capital Management, Inc., which disclaims beneficial ownership of such shares.

/(5)/ Includes 57, 000 shares subject to options held by Mr. Reed which are currently exercisable or will become exercisable within 60 days of March 15, 2002.

/(6)/ Includes 39,500 shares subject to options held by Mr. Edelstein which are currently exercisable or will become exercisable within 60 days of March 15, 2002.

/(7)/ Includes 37,000 shares subject to options held by Mr. Lohr which are currently exercisable or will become exercisable within 60 days of March 15, 2002.

/(8)/   Includes 29,300 shares subject to options held by Mr. George which are currently exercisable or will become exercisable within 60 days of March 15, 2002.

/(9)/   Includes 32,000 shares subject to options held by Mr. Alliegro which are currently exercisable or will become exercisable within 60 days of March 15, 2002.

/(10)/ Includes 500 shares subject to options held by Mr. Conabee which are currently exercisable or will become exercisable within 60 days of March 15, 2002.

/(11)/ Includes 15,000 shares subject to options held by Mr. Godbold which are currently exercisable or will become exercisable within 60 days of March 15, 2002.

/(12)/ Includes 5,000 shares subject to options held by Mr. Bagdasarian which are currently exercisable or will become exercisable within 60 days of March 15, 2002.

/(13)/ Includes 265,300 shares subject to options which are currently exercisable or will become exercisable within 60 days of March 15, 2002.

Item 13.  Certain Relationships and Related Transactions
          ----------------------------------------------

         On March 11, 1986, the Company sold 526,316 shares of its Common Stock to Ford Motor Company ("Ford") at a price of $19.00 per share, for a total purchase price of $10,000,000. At the same time, the Company and Ford created a new corporation, Ceradyne Advanced Products, Inc. ("CAPI"), and entered into agreements involving a broad-based technology transfer, licensing and joint development program. Under the agreements, Ford contributed technology and a portfolio of United States and foreign patents relating to technical ceramics to CAPI in exchange for 80% of CAPI's capital stock, and Ceradyne acquired the remaining 20% of CAPI in exchange for $200,000. The technology and patents contributed by Ford were developed in the Ford Research Laboratories over a 15-year period. Under the March 11, 1986 agreements, the Company was granted an option to acquire Ford's 80% interest in CAPI in exchange for an additional 680,983 shares of Ceradyne Common Stock, which the Company exercised effective February 12, 1988. As a result, Ceradyne now owns 100% of CAPI. The Company and Ford also entered into a joint development agreement, under which Ford agreed to contribute on a matching value basis with Ceradyne, for the development by Ceradyne of technical ceramic products oriented towards the automotive market.

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

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K
           ---------------------------------------------------------------

(a) List of documents filed as part of this report:

    (1)  Financial Statements:                                             Page
         ---------------------                                             ----

         Report of Independent Public Accountants                          46
         Consolidated Balance Sheets at December 31, 2001 and 2000         47-48
         Consolidated Statements of Operations for the Years Ended
             December 31, 2001, 2000 and 1999                              49
         Consolidated Statements of Stockholders' Equity for the Years
             Ended December 31, 2001, 2000, and 1999                       50
         Consolidated Statements of Cash Flows for the Years Ended
             December 31, 2001, 2000 and 1999                              51-52
         Notes to Consolidated Financial Statements                        53-66

    (2)  Financial Statement Schedules:
         ------------------------------

     Schedule II -- Valuation and Qualifying Accounts                      67

     All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements and Notes thereto.

(b) The following reports on Form 8-K were filed during the last quarter of the fiscal year ended December 31, 2001:

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

   10.29* Amendment No. 5 to the Ceradyne, Inc. 1994 Stock Incentive Plan.
          Incorporated herein by reference to Exhibit 10.29 to the Registrant's annual report on Form 10-K for the fiscal year ended December 31, 2000.

   10.30* Amendment No. 6 to the Ceradyne, Inc. 1994 Stock Incentive Plan.
          Incorporated herein by reference to Exhibit 4.7 to the Registrant's Registration Statement on Form S-8 (File No. 333-64094).

   10.31 Amendment No. 1 to the Ceradyne, Inc. 1995 Employee Stock Purchase Plan. Incorporated herein by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form S-8 (File No. 333-64078).

   10.32 Lease between EMC Associates and the Registrant dated December 7, 2001, covering premises located at 17466 Daimler Avenue, Irvine, California.

   21.1   Subsidiaries of the Registrant. Incorporated herein by reference to
          Exhibit 23.2 to the Registrant's Statement on Form S-1 (File No. 33-62345).

   23.1   Consent of Arthur Andersen LLP.

   99.1   Letter regarding representations received from Arthur Andersen LLP.

   * Each of these exhibits constitutes a management contract, compensatory plan, or arrangement required to be filed as an exhibit to this Report pursuant to Item 14(c) of this Report.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Stockholders and Directors
 of Ceradyne, Inc.:


We have audited the accompanying consolidated balance sheets of Ceradyne, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ceradyne, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

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



/s/ Arthur Andersen LLP


Orange County, California
February 27, 2002

                                 CERADYNE, INC.
                                 --------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                           DECEMBER 31, 2001 AND 2000
                           --------------------------

                                     ASSETS
                                     ------
                             (Amounts in thousands)

                                                                           2001             2000
                                                                           ----             ----
CURRENT ASSETS:
  Cash and cash equivalents                                             $  1,017         $  6,656
  Accounts receivable, net of allowances for
    doubtful accounts of $101 and $84
    in 2001 and 2000, respectively                                         8,305            6,290
  Other receivables                                                          215               63
  Inventories, net                                                        14,581            8,193
  Production tooling                                                       2,889            1,655
  Prepaid expenses and other                                               1,689              795
                                                                           1,728              447
                                                                        --------        ---------
          Total current assets                                            30,424           24,099
                                                                        --------         --------


PROPERTY, PLANT AND EQUIPMENT:
  Land                                                                       422              422
  Buildings and improvements                                               1,851            1,825
  Machinery and equipment                                                 30,126           25,450
  Leasehold improvements                                                   3,224            2,280
  Office equipment                                                         3,291            2,975
  Construction in progress                                                 1,067              197
                                                                        --------         --------
                                                                          39,981           33,149
    Less--Accumulated depreciation and amortization                      (23,965)         (21,751)
                                                                        --------         --------
                                                                          16,016           11,398
                                                                        --------         --------
COSTS IN EXCESS OF NET ASSETS ACQUIRED,
  net of accumulated amortization of $2,406 and $2,239 in
  2001 and 2000, respectively                                              1,511            1,678
                                                                        --------         --------

DEFERRED TAX ASSET                                                           ---            1,261

OTHER ASSETS, net of accumulated amortization of
  $698 and $671 in 2001 and 2000, respectively                               ---               27
                                                                        --------         --------

          Total assets                                                  $ 47,951         $ 38,463
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

                                 CERADYNE, INC.
                                 --------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                           DECEMBER 31, 2001 AND 2000
                           --------------------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
                    (Amounts in thousands, except share data)

                                                             2001        2000
                                                             ----        ----
CURRENT LIABILITIES:
  Current maturities of long-term debt                     $    100    $    100
  Accounts payable                                            5,361       1,953
  Accrued expenses:
    Payroll and payroll related                               1,320         914
    Other                                                       476         249
                                                           --------    --------
          Total current liabilities                           7,257       3,216
                                                           --------    --------

LONG-TERM DEBT, less current maturities                         158         258
                                                           --------    --------

DEFERRED REVENUE                                                270         ---
                                                           --------    --------

DEFERRED TAX LIABILITY                                          609         ---
                                                           --------    --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
    Common stock, $.01 par value:
        Authorized--12,000,000 shares
        Outstanding--8,402,705 and 8,288,142 shares
         in 2001 and 2000, respectively                      39,298      38,659
    Retained earnings (deficit)                                 359      (3,670)
                                                           --------    --------

          Total stockholders' equity                         39,657      34,989
                                                           --------    --------

          Total liabilities and stockholders' equity       $ 47,951    $ 38,463
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

                                 CERADYNE, INC.
                                 --------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------

              FOR THE YEARS ENDED DECEMBER 31, 2001 , 2000 AND 1999
              -----------------------------------------------------
                  (Amounts in thousands, except per share data)

                                                          2001           2000           1999
                                                          ----           ----           ----
NET SALES                                             $  45,339      $  45,930      $  30,382

COST OF PRODUCT SALES                                    32,852         33,743         23,674
                                                      ---------      ---------      ---------

          Gross profit                                   12,487         12,187          6,708
                                                      ---------      ---------      ---------

OPERATING EXPENSES:
  Selling                                                 2,036          1,605          1,480
  General and administrative                              4,897          4,456          3,400
  Research and development                                1,083          1,252            597
                                                      ---------      ---------      ---------

                                                          8,016          7,313          5,477
                                                      ---------      ---------      ---------

          Income from operations                          4,471          4,874          1,231
                                                      ---------      ---------      ---------

OTHER INCOME (EXPENSE):
  Royalty Income                                            165            148            200
  Interest Income                                           186            209            144
  Miscellaneous                                              41            ---            ---
  Interest Expense                                          (26)           (34)           (16)
                                                      ---------      ---------      ----------
                                                            366            323            328
                                                      ---------      ---------      ---------

          Income before provision (benefit)
            for income taxes                              4,837          5,197          1,559

PROVISION (BENEFIT) FOR INCOME
    TAXES                                                   808            104            (44)
                                                      ---------      ---------      ----------

          Net income                                  $   4,029      $   5,093      $   1,603
                                                      =========      =========      =========

BASIC NET INCOME PER SHARE                            $    0.48      $    0.62      $    0.20
                                                      =========      =========      =========

DILUTED INCOME PER SHARE                              $    0.46      $    0.61      $    0.20
                                                      =========      =========      =========

WEIGHTED AVERAGE NUMBER OF
    COMMON SHARES OUTSTANDING:
          Basic                                           8,345          8,212          8,070
                                                      =========      =========      =========
          Diluted                                         8,713          8,395          8,189
                                                      =========      =========      =========

                   The accompanying notes are an integral part
                        of these consolidated statements.

                                 CERADYNE, INC.
                                 --------------

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                -----------------------------------------------

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
              ----------------------------------------------------
                    (Amounts in thousands, except share data)

                                              Common Stock
                                              ------------
                                                                     Retained         Total
                                        Number                       Earnings      Stockholders'
                                       of Shares         Amount      (Deficit)        Equity
                                       ---------         ------      ---------        ------
BALANCE, December 31, 1998              8,054,838       $37,718      $(10,366)        $27,352

  Issuance of common stock                 30,741           154           ---             154
  Exercise of stock options                10,269            28           ---              28
  Net income                                  ---           ---         1,603           1,603
                                       ----------       -------      --------         -------

BALANCE, December 31, 1999              8,095,848        37,900        (8,763)        $29,137

  Issuance of common stock                 64,304           190           ---             190
  Exercise of stock options               127,990           569           ---             569
  Net income                                  ---           ---         5,093           5,093
                                       ----------       -------      --------         -------

BALANCE, December 31, 2000              8,288,142        38,659        (3,670)        $34,989
                                       ----------       -------      --------         -------

  Issuance of common stock                 60,863           409           ---             409
  Exercise of stock options                53,700           230           ---             230
  Net income                                  ---           ---         4,029           4,029
                                       ----------       -------      --------         -------

BALANCE, December 31, 2001              8,402,705       $39,298      $    359         $39,657
                                       ==========       =======      ========         =======

                   The accompanying notes are an integral part
                        of these consolidated statements.

                                 CERADYNE, INC.
                                 --------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
              ----------------------------------------------------
                             (Amounts in thousands)

                                                                2001               2000            1999
                                                                ----               ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                  $  4,029          $  5,093         $  1,603

  Adjustments to reconcile net income to net cash
     provided by operating activities:
        Depreciation and amortization                            2,485             2,212            1,835
        Gain on sale of equipment                                  (12)              ---              ---

     Changes in operating assets and liabilities:
        Accounts receivable, net                                (2,015)             (453)          (1,456)
        Other receivables                                         (152)               35               69
        Inventories                                             (6,388)              259             (932)
        Production tooling                                      (1,234)             (312)            (239)
        Prepaid expenses and other assets                         (305)              352             (352)
        Accounts payable                                         3,408              (261)           1,130
        Accrued expenses                                           633               349               27
        Deferred revenue                                           270              (270)             ---
                                                              --------          --------         --------

          Net cash provided by operating activities                719             7,004            1,685
                                                              --------          --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchases of property, plant and equipment                    (6,965)           (2,414)          (3,788)
  Proceeds from sale of equipment                                   68               ---              ---
                                                              --------          --------         --------

          Net cash used in investing activities                 (6,897)           (2,414)          (3,788)
                                                              --------          --------         --------

                   The accompanying notes are an integral part
                        of these consolidated statements.

                                 CERADYNE, INC.
                                 --------------

               CONSOLIDATED STATEMENTS OF CASH FLOWS - (continued)
               -------------------------------------
                             (Amounts in thousands)

                                                             2001             2000             1999
                                                             ----             ----             ----
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                   $    409         $    190         $    154
  Proceeds from exercise of stock options                       230              569               28
  Borrowings on long-term debt                                  ---              ---              500
  Payments on long-term debt                                   (100)            (100)             (42)
                                                           --------         ---------        --------

      Net cash provided by financing activities                 539              659              640
                                                           --------         --------         --------

  (Decrease) increase in cash and cash equivalents           (5,639)           5,249           (1,463)

  Cash and cash equivalents, beginning of year                6,656            1,407            2,870
                                                           --------         --------         --------

  Cash and cash equivalents, end of year                   $  1,017         $  6,656         $  1,407
                                                           --------         --------         --------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:

    Interest paid                                          $     26         $     34         $     16
                                                           ========         ========         ========
    Income taxes paid                                      $    253         $     78         $     39
                                                           ========         ========         ========

                   The accompanying notes are an integral part
                        of these consolidated statements.

                                 CERADYNE, INC.
                                 --------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                                DECEMBER 31, 2001
                                -----------------

 1.  Summary of Significant Accounting Policies
     ------------------------------------------

     a.  Principles of Consolidation and Nature of Operations
         ----------------------------------------------------

     The consolidated financial statements include the financial statements of Ceradyne, Inc. (a Delaware Corporation), and its subsidiaries. Ceradyne, Inc. and its subsidiaries are collectively referred to herein as the "Company". All significant intercompany accounts and transactions have been eliminated.

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

     d.  Inventories, Net
         ----------------

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

                                                  December 31,
                                                  ------------
                                             2001              2000
                                             ----              ----
                Raw materials           $  8,143,000       $ 4,815,000
                Work-in-process            5,616,000         2,800,000
                Finished goods               822,000           578,000
                                        ------------       -----------
                                        $ 14,581,000       $ 8,193,000
                                        ============       ===========

     e.  Production Tooling
         ------------------

     The Company's production tooling primarily consists of graphite tooling used in the manufacturing and furnacing processes. This tooling is being amortized over three to nine months.

     f.  Property, Plant and Equipment
         -----------------------------

     Depreciation and amortization of property, plant and equipment are provided using the straight-line method over the following estimated useful lives:

           Buildings and improvements   20 years
           Machinery and equipment      3 to 12 years
           Office equipment             5 years
           Leasehold improvements       Shorter of 10 years or the term of Lease

     Maintenance, repairs and minor renewals are charged to expense as incurred. Repairs and maintenance expense approximated $1,061,000, $965,000, and $720,000 in 2001, 2000 and 1999, respectively. Additions and improvements are capitalized. When assets are disposed of, the applicable costs and accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is included in the results of operations. Depreciation expense approximated $2,291,000, $2,018,000 and $1,645,000 in 2001, 2000 and 1999, respectively.

     g.  Costs in Excess of Net Assets Acquired
         --------------------------------------

     The cost in excess of net assets acquired (goodwill) amount presented on the financial statements primarily resulted from the acquisition of the Company's divisions. The acquisitions were accounted for as purchases and were valued based on the estimated fair value of the assets acquired and liabilities assumed with respect to each acquisition at the dates of acquisition. Goodwill represents the excess of cost over the fair value of assets acquired. Prior to January 1, 2002, the goodwill was amortized using the straight-line method between 20 and 27 years. As of January 1, 2002, new accounting pronouncement SFAS 142 will be applied. See footnote 1.q., New Accounting Pronouncements. The Company periodically assesses the recoverability of goodwill for any impairment.

     h.  Sales Recognition
         -----------------

     The Company recognizes sales as of the date shipments are made and title passes to the customer. Shipping and handling costs billed to a customer are recorded as sales and cost of product sales.

     i.  Deferred Revenue
         ----------------

     In October 2001, Ford Motor Company contributed $270,000 for 2002 to the Joint Product Development Program. The Company will amortize this amount to revenue during 2002. In January 2001 and October 1999 and 1998, Ford also contributed $270,000 for each year and the Company fully amortized these amounts to revenue during 2001, 2000 and 1999.

     j.  Net Income Per Share
         --------------------

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

     The following is a summary of the number of shares entering into the computation of net income per common and common equivalent share:

                                                       December 31,
                                                       -----------
                                             2001          2000          1999
                                             ----          ----          ----

         Weighted average number of
             shares outstanding             8,344,874    8,211,568    8,070,225
         Dilutive stock options               368,160      183,769      119,174
                                            ---------    ---------    ---------

         Number of shares used in
             diluted computation            8,713,034    8,395,337    8,189,399
                                            =========    =========    =========

     k.  Accounting for Long-Lived Assets
         --------------------------------

     As prescribed by Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of," the Company assesses the recoverability of its long-lived assets (including costs in excess of net assets acquired) by determining whether the asset balance can be recovered over the remaining depreciation or amortization period through projected undiscounted future cash flows. Cash flow projections, although subject to a degree of uncertainty, are based on trends of historical performance and management's estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions. There were no impairment charges in any of the three years ended December 31, 2001, 2000 and 1999.

     l.  Pre-Production Engineering
         --------------------------

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

     In 1998, the Company capitalized $188,000 in pre-production engineering costs relating to a new government contract for the armor vest product line. In November 1999, the company commenced shipments of the product and began to amortize these costs. The remaining amount capitalized of $172,000 was completely amortized by March 31, 2000.

     m.  Use of Estimates
         ----------------

     The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

     n.  Engineering and Research
         ------------------------

     The costs associated with application engineering and internally-funded research are expensed as incurred and are included in cost of product sales or other operating expenses. The Company established a new research and development department in 1998 to focus on new materials technology. Costs associated with the research and development department were $1,083,000, $1,252,000, and $597,000 for years ended December 31, 2001, 2000 and 1999, respectively. In addition, the Company historically has and continues to engage in application engineering and internally funded research to improve and reduce the cost of products and to develop new products. Costs associated with the engineering department were approximately $497,000, $358,000 and $281,000 in 2001, 2000 and 1999, respectively, and are included in cost of product sales.

     o.  Fair Value of Financial Instruments
         -----------------------------------

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

     p.  Income Taxes
         ------------

     The Company accounts for income taxes using the asset and liability approach. Under this approach, deferred taxes are determined based on the differences between the financial statements and the tax bases using rates as enacted in tax laws. A valuation allowance is established if it is "more likely than not" that all or a portion of the deferred tax asset will not be realized.

     q.  New Accounting Pronouncements
         -----------------------------

     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designed as part of a hedge transaction and, if it is, the type of hedge transaction. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133". SFAS No. 137 delays the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133". SFAS No. 138 is effective concurrent with the delayed effective date of SFAS No. 133. SFAS No. 138 amends the accounting and reporting standards for certain derivative instruments and certain hedging activities. The Company adopted SFAS Nos. 133, 137 and 138 on January 1, 2001. The adoption did not have a material impact, as the Company does not currently hold any derivative instruments.

     In June 2001, the FASB issued SFAS No. 141, "Business Combinations." This Statement addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, "Business Combinations," and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises". All business combinations in the scope of this Statement are to be accounted for using one method, the purchase method. The Company adopted SFAS 141 for all business combinations initiated after June 30, 2001.

     Also in June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets". This pronouncement addresses, among other things, how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Goodwill would no longer be amortized but would be assessed at least annually for impairment using a fair value methodology. The Company adopted this statement for all goodwill and other intangible assets acquired after June 30, 2001 and for all existing goodwill and other intangible assets beginning January 1, 2002. Upon adoption of this standard on January 1, 2002 the Company will cease recording amortization of goodwill, which is expected to increase gross income in 2002 by approximately $200,000 or approximately $0.01 per diluted share after tax. Other than ceasing the amortization of goodwill, the Company does not anticipate that the adoption of SFAS 142 will have a significant effect on the financial position or the results of operations, as the Company does not currently anticipate any impairment charges for existing goodwill.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses the financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of and is effective for fiscal years beginning after December 15, 2001. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of"; however, it retains the fundamental provision of SFAS No. 121 for (i) recognition and measurement of the impairment of long-lived assets to be held and used and (ii) measurement of long-lived assets to be disposed of by sale. This statement also supersedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for the disposal of a segment of a business. The Company does not believe SFAS No. 144 will have a material impact on the Company's financial position or results of operations.

2.   Debt and Bank Borrowing Arrangements
     ------------------------------------

In November 1997, the Company entered into a revolving credit agreement with Comerica Bank. The unused credit facility amount remains at $4,000,000 as of December 31, 2001.

The Company entered into a $500,000 capital equipment loan agreement during the third quarter of 1999. The capital equipment loan bears interest at a fixed interest rate of 8.18%, as of December 31, 2001, and is payable in monthly installments of $8,333 expiring July 2004. There is no prepayment penalty on the loan. The equipment serves as the collateral for the loan. Pursuant to the loan, the Company is subject to certain covenants, which include, among other things, the maintenance of minimum net worth, minimum ratio of quick assets to current liabilities, and maximum ratio of total liabilities to net worth.

Future scheduled capital equipment loan payments are as follows:

     Year Ending December 31:

                    2002          $100,000
                    2003           100,000
                    2004            58,000
                                  --------
                                  $258,000
                                  ========

3.   Income Taxes
     ------------

The provision (benefit) for income taxes is comprised of the following for the year ended December 31:

                           2001         2000          1999
                           ----         ----          ----

     Current             $167,000     $104,000      $(44,000)
     Deferred             641,000          ---           ---
                         --------     --------      --------
                         $808,000     $104,000      $(44,000)
                         ========     ========      ========

The Company's deferred tax asset (liability) of $1.1 million at December 31, 2001 relates primarily to its tax net operating loss carryforwards, which total approximately $2.0 million and expire as follows:

              2009                       $   380,000
              2010                         1,620,000
                                         -----------
                                         $ 2,000,000
                                         ===========

The components of the Company's deferred tax asset (liability) as of December 31, 2001 and 2000 are as follows:


                                                             December 31,
                                                             ------------
                                                         2001          2000
                                                         ----          ----
              Current asset:
                Inventory adjustments                 $  379,000     $  299,000
                Vacation accrual                         121,000        113,000
                Bad debt allowance                        47,000         33,000
                Net operating loss and tax credit
                  carryforwards                        1,129,000            ---
                Other                                     52,000          2,000
                                                      ----------     ----------
                                                      $1,728,000     $  447,000
                                                      ----------     ----------

              Noncurrent (liability) asset:
                Depreciation and amortization         $ (609,000)    $   42,000
                Net operating loss and tax credit
                  carryforwards                              ---      2,371,000
              Valuation allowance                            ---     (1,152,000)
                                                      ----------     ----------
                                                      $ (609,000)    $1,261,000
                                                      ===========    ==========

The effective income tax rate for the years ended December 31, 2001, 2000 and 1999 differs from the Federal statutory income tax rate due to the following items:

                                                                        December 31,
                                                                        ------------
                                                          2001              2000             1999
                                                          ----              ----             ----
       Income before taxes                           $   4,837,000      $ 5,197,000      $  1,559,000
                                                     -------------      -----------      ------------

       Provision for income taxes at federal
          statutory rate (34%)                           1,644,580        1,766,980           530,060
       State income taxes, net of federal benefit          234,595          252,055            75,612
       Reduction of valuation allowance                 (1,152,000)      (1,839,000)         (708,000)
       Other                                                80,825          (76,035)           58,328
                                                     --------------     -----------      ------------
       Provision (benefit) for income taxes          $     808,000      $   104,000      $    (44,000)
                                                     =============      ===========      ============
       Effective tax rate                                    16.70%            2.00%            (2.82)%
                                                             =====             ====             =====

4.    Commitments and Contingencies
      -----------------------------

      a. Operating Lease Obligations
         ---------------------------

      The Company leases certain of its manufacturing facilities under noncancelable operating leases expiring at various dates through October 2015. The Company incurred rental expense under these leases of $792,458, $691,365 and $653,433 for the years ended 2001, 2000 and 1999, respectively. The approximate minimum rental commitments required under existing noncancelable leases as of December 31, 2001 are as follows:

                   2002               $1,113,000
                   2003                1,171,000
                   2004                1,225,000
                   2005                1,148,000
                   2006                  544,000
                   Thereafter          2,593,000
                                      ----------
                                      $7,794,000

      b. Employment Agreement
         --------------------

      The Company had an employment agreement with its Chief Executive Officer which expired on July 5, 2001. In addition to a base salary, the agreement provides for a bonus to be determined by the Compensation Committee of the Board of Directors. No maximum compensation limit exists. Compensation expense pursuant to this agreement in 2001, 2000 and 1999 was $323,838, $310,970 and $256,112, respectively.

      c. Legal Proceedings
         -----------------

      The Company is, from time to time, involved in various legal and other proceedings that relate to the ordinary course of operating its business, including, but not limited to, employment-related actions and workers' compensation claims.

      From October 1995 through November 2000, the Company, along with other companies, was served with eight different complaints that were filed by eleven former employees of one of the Company's customers, and eight spouses. The complaints, all filed in the United States District Court, Eastern District of Tennessee, alleged that the customers' employees contracted chronic beryllium disease as a result of their exposure to beryllium-containing products sold by Ceradyne and other companies. As of December 7, 2001, all of these cases had been terminated without liability to Ceradyne; summary judgment in favor of Ceradyne was granted in seven cases, and the other one case was dismissed voluntarily by the plaintiff without prejudice to file the suit in the future.

      On December 21, 2001, the Company was served with a complaint filed by the Company's insurance carrier in the Superior Court of California in Santa Ana, California. The complaint seeks a declaration that the Company is obligated to reimburse the insurance carrier for defense expenses that the insurance carrier has or will pay on behalf of the Company's prior lessor. The lessor was sued by an employee of the Company alleging he contracted chronic beryllium disease while employed at the lessor's facility in the 1980's. The Company's insurance carrier has or will pay the lessor's defense costs under a reservation of rights to seek reimbursement from the Company if it is determined by the Court that the Company's insurance carrier is not obligated to pay.

     The Company believes that the insurance carrier's claim is without merit and is vigorously defending against this claim. The case is in the early stage of discovery and no trial date has been set. The complaint does not state the amount of legal expenses for which reimbursement is sought, but the Company believes that the resolution of this matter will not have a material adverse effect on the financial condition or operations of the Company.

5.   Disclosure About Segments of Enterprise and Related Information
     ---------------------------------------------------------------

The Company serves its markets and manages its business through three divisions, each of which has its own manufacturing facilities and administrative and selling functions. The Company's Advanced Ceramic Operations, located in Costa Mesa and Irvine, California, primarily produces armor and orthodontic products, components for semiconductor equipment, and houses the Company's SRBSN research and development activities. The Company's cathode development and production are handled through its Semicon Associates division located in Lexington, Kentucky. Fused silica products, including missile radomes, are produced at the Company's Thermo Materials division located in Scottdale, Georgia.

Ceradyne's manufacturing structure is summarized in the following table:

==================================================================================================

                   FACILITY LOCATION                              PRODUCTS
--------------------------------------------------------------------------------------------------
 Advanced Ceramic Operations                . Semiconductor Equipment Components
 Costa Mesa and Irvine, California          . Lightweight ceramic armor
   Approximately 126,000 square feet        . Orthodontic ceramic brackets
                                            . Ceralloy(R) 147 SRBSN wear parts
                                            . Precision ceramics
                                            . Ceralloy(R) 147 SRBSN diesel/automotive engine parts
                                            . Research and Development
--------------------------------------------------------------------------------------------------

 Semicon Associates                         . Microwave ceramic-impregnated dispenser cathodes
 Lexington, Kentucky                        . Ion laser ceramic-impregnated dispenser cathodes
   Approximately 35,000 square feet         . Samarium cobalt magnets

--------------------------------------------------------------------------------------------------

 Thermo Materials                           . Glass tempering rolls (fused silica ceramics)
 Scottdale, Georgia                         . Metallurgical tooling (fused silica ceramics)
   Approximately 85,000 square feet         . Missile radomes (fused silica ceramics)
                                            . Castable and other fused silica products
==================================================================================================

                                 Ceradyne, Inc.
               Segment Statement of Operations for the Years Ended
                        December 31, 2001, 2000, and 1999
                             (amounts in thousands)

                     Advanced Ceramic Ops         Semicon  Associates          Thermo Materials                  TOTAL
                     --------------------         -------------------          ----------------                  -----
---------------------------------------------------------------------------------------------------------------------------------
                   2001      2000      1999      2001     2000     1999     2001     2000     1999      2001      2000      1999
---------------------------------------------------------------------------------------------------------------------------------
Revenue from     $31,026   $31,250   $17,839   $ 7,709   $7,191   $6,385   $6,604   $7,489   $6,158   $45,339   $45,930   $30,382
                 -------   -------   -------   -------   ------   ------   ------   ------   ------   -------   -------   -------
 External
 Customers
Depreciation     $ 1,641   $ 1,564   $ 1,272   $   451   $  362   $  347   $  393   $  286   $  216   $ 2,485   $ 2,212   $ 1,835
                 -------   -------   -------   -------   ------   ------   ------   ------   ------   -------   -------   -------
 and
 Amortization
Segment          $ 3,754   $ 3,389   $   762   $ 1,493   $  895   $  395   $ (410)  $  913   $  402   $ 4,837   $ 5,197   $ 1,559
                 -------   -------   -------   -------   ------   ------   ------   ------   ------   -------   -------   -------
 Income (loss)
 before
 provision
 (benefit) for
 income taxes
Segment          $35,398   $27,298   $23,196   $ 6,575   $5,994   $5,877   $5,978   $5,171   $3,820   $47,951   $38,463   $32,893
                 -------   -------   -------   -------   ------   ------   ------   ------   ------   -------   -------   -------
 Assets
Expenditures     $ 5,746   $ 1,211   $ 2,989   $   384   $  394   $  322   $  835   $  809   $  477   $ 6,965   $ 2,414   $ 3,788
                 -------   -------   -------   -------   ------   ------   ------   ------   ------   -------   -------   -------
 for Segment
 Assets of
 PP&E
---------------------------------------------------------------------------------------------------------------------------------

The following is revenue by product line for Advanced Ceramic Operations for the year ended December 31,

                                             2001        2000        1999
                                             ----        ----        ----
                        Semiconductor      $ 1,667     $ 2,407     $ 2,113
                        Armor               12,446      14,489       4,772
                        Orthodontics         7,992       6,511       5,623
                        Other                8,921       7,843       5,331
                                           -------     -------     -------
                                           $31,026     $31,250     $17,839


                     Segment Statement of Net Sales by Area
                               for the Years Ended
                        December 31, 2001, 2000, and 1999
                                     (in %)

                    Advanced Ceramic Ops         Semicon  Associates         Thermo Materials                TOTAL
                    --------------------         -------------------         ----------------                -----
---------------------------------------------------------------------------------------------------------------------------
                  2001     2000      1999      2001     2000     1999     2001     2000     1999     2001     2000     1999
---------------------------------------------------------------------------------------------------------------------------
U.S. Net           60%      63%       54%       14%      12%      18%      10%      12%      17%      84%      87%      89%
Sales
Western             4%       3%        3%        2%       2%       2%       1%       1%       1%       7%       6%       6%
Europe Net
Sales
Asia Net            1%       1%        1%        1%       1%       1%       3%       2%       2%       5%       4%       4%
Sales
Israel Net          3%       1%      ---       ---      ---      ---      ---      ---      ---        3%       1%     ---
Sales
Canada Net        ---      ---         1%      ---        1%     ---        1%       1%     ---        1%       2%       1%
Sales
Other             ---      ---       ---       ---      ---      ---      ---      ---      ---      ---      ---      ---
                 -----    -----     -----     -----    -----    -----    -----    -----    -----    -----    -----    -----
Total Net          68%      68%       59%       17%      16%      21%      15%      16%      20%     100%     100%     100%
                 =====    =====     =====     =====    =====    =====    =====    =====    =====    =====    =====    =====
Sales
                 ----------------------------------------------------------------------------------------------------------

One customer accounted for approximately 18%, 14% and 18% of net sales for the years ended 2001, 2000 and 1999, respectively.

6.   Stock Options
     -------------

The Company has a stock option plan, the 1994 Stock Incentive Plan, and an employee stock purchase plan, the 1995 Employee Stock Purchase Plan. The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                                  2001          1999          1998
                                                  ----          ----          ----
     Net income:                As reported    $4,029,000    $5,093,000    $1,603,000
                                Pro forma      $3,385,000    $4,696,000     1,276,000

     Basic income per share     As reported       $0.48         $0.62         $0.20
                                Pro forma         $0.41         $0.57         $0.16

     Diluted income per share   As reported       $0.46         $0.61         $0.20
                                Pro forma         $0.39         $0.56         $0.16

Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years. Additionally, the 2001, 2000 and 1999 pro forma net income include immaterial amounts related to the purchase discount offered under the 1995 Employee Stock Purchase Plan.

The Company may sell up to 250,000 shares of stock to its full-time employees under the 1995 Employee Stock Purchase Plan. The Company has sold 21,765 shares, 27,925 shares and 26,793 shares in 2001, 2000 and 1999, respectively, under the 1995 Employee Stock Purchase Plan. Employees may purchase shares at the lower of 85 percent of the quoted market value of the shares as determined on the first or last day of the plan year. As of December 31, 2001, the Company has 113,657 shares available under the 1995 Employee Stock Purchase Plan. The weighted average fair value of shares sold in 2001, 2000 and 1999 was $6.88, $3.88 and $3.88, respectively.

The Company may grant options for up to 950,000 shares under the 1994 Stock Incentive Plan. The Company has granted options for 1,035,100 shares and has had cancellations of 143,705 shares through December 31, 2001. Options are granted at or above the fair market value at the date of grant and generally become exercisable over a five-year period for Incentive Options and three months for Non-Qualified Options.

A summary of the status of the Company's stock option plan at December 31, 1999, 2000 and 2001 and changes during the years then ended is presented in the table and narrative below:

                                                     Weighted Average
                                         Shares      Exercise  Price
                                         ------      ---------------
OUTSTANDING, December 31, 1998           498,150        $   4.24
                                        ========        ========

   Granted                               151,000        $   3.39
   Exercised                             (10,200)          (2.63)
   Canceled                              (10,400)          (4.66)
                                        --------        --------
   OUTSTANDING, December 31, 1999        628,550        $   4.06
                                        ========        ========

   Granted                               107,900        $   6.83
   Exercised                            (127,990)          (4.23)
   Canceled                              (11,000)          (4.16)
                                        --------        --------
   OUTSTANDING, December 31, 2000        597,460        $   4.57
                                        ========        ========

   Granted                               169,500        $   6.83
   Exercised                             (53,700)           4.00
   Canceled                               (7,500)           4.84
                                        --------        --------
   OUTSTANDING, December 31, 2001        705,760        $   5.15
                                        ========        ========

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2001, 2000, and 1999, respectively: risk free interest rates of 4.92, 5.76 and 6.51 percent; expected life for 2001, 2000 and 1999 of 7 years; expected volatility of 64.97, 66.53 and 65.06 percent. The assumed dividend yield in 2001, 2000 and 1999 is zero percent.

Of the 705,760 options outstanding at December 31, 2001, 300,900 have exercise prices between $2.00 and $4.38, with a weighted average exercise price of $3.17, and a weighted average remaining contractual life of six years. The remaining 404,860 options have exercise prices between $4.75 and $7.62, with a weighted average exercise price of $6.53, and a weighted average remaining contractual life of eight years.

7.   Supplemental Retirement Plan
     ----------------------------

In December 1988 the Board of Directors of the Company approved the adoption of a supplemental retirement plan, the Ceradyne SMART 401(k) Plan (the Plan), in which substantially all employees are eligible to participate after completing 90 days of employment. Participation in the Plan is voluntary. An employee may elect to contribute up to fifteen percent (15% or the maximum deferred tax amount of $10,500 in 2001, whichever is less) of the employee's pretax compensation as a basic contribution. The Company may contribute any amount which the Board of Directors annually determines appropriate. Company contributions fully vest and are nonforfeitable after the participant has completed five years of service. During the years ended December 31, 2001, 2000 and 1999, the related Company contribution was $259,024, $82,052 and $14,601, respectively.

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

The Company has reserved 250,000 shares of its common stock for possible issuance under the Plan. At December 31, 2001, 64,966 shares were available for issuance under the Plan.

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

Ford and the Company have also entered into a joint development program to develop a prototype production facility to produce ceramics with automotive applications. Under the terms of the joint development agreement, Ford and the Company share equally in the cost of this project. Ford contributed $270,000 for each of the years ended December 31, 2001, 2000 and 1999. In addition, Ford contributed $270,000 in October 2001 for fiscal year 2002.

9.   Interim Financial Information (unaudited)
     -----------------------------------------

The results by quarter for 2001 and 2000 are as follows:

                                 Quarter Ending
                                 --------------

                          March 31, 2001    June 30, 2001   September 30, 2001   December 31, 2001
                          --------------    -------------   ------------------   -----------------
    Net Sales                $11,949,000      $11,137,000          $10,178,000         $12,075,000
    Gross Profit               3,826,000        3,293,000            2,801,000           2,567,000
    Net Income                 1,189,000        1,257,000              658,000             925,000
    Diluted Income per
      Share                  $      0.14      $      0.14          $      0.08         $      0.10

                                           Quarter Ending
                                           --------------

                          March 31, 2000    June 30, 2000   September 30, 2000   December 31, 2000
                          --------------    -------------   ------------------   -----------------
    Net Sales                $11,148,000      $11,699,000          $11,493,000         $11,590,000
    Gross Profit               2,885,000        3,164,000            3,230,000           2,908,000
    Net Income                 1,156,000        1,338,000            1,409,000           1,190,000
    Diluted Income per
      Share                  $      0.14      $      0.16          $      0.17         $      0.14

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                 -----------------------------------------------

                             (Amounts in thousands)


                                  Balance      Charged                   Balance
                                    at         to Costs                    at
                                 Beginning       and                     End of
Description                      of Period     Expenses    Deductions    Period
-----------                      ---------     --------    ----------    ------

For the Year Ending
December 31, 2001:
------------------

Allowance for
 doubtful
 accounts receivable                  $ 84        $ 57         $ 40        $101
                                      ====        ====         ====        ====

For the Year Ending
December 31, 2000:
------------------

Allowance for
 doubtful
 accounts receivable                  $ 39        $134         $ 89       $  84
                                      ====        ====         ====       =====

For the Year Ending
December 31, 1999:
------------------

Allowance for
 doubtful
 accounts receivable                  $ 92        $ 77         $130       $  39
                                      ====        ====         ====       =====

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 27, 2002              CERADYNE, INC.

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

     /s/Joel P. Moskowitz           Chairman of the Board,        March 27, 2002
     --------------------           Chief Executive Officer,
     Joel P. Moskowitz              President and Director
                                    (Principle executive
                                    officer)


     /s/Howard F. George            Chief Financial Officer       March 27, 2002
     -------------------            (Principle financial
     Howard F. George               and accounting officer)


     /s/Richard A. Alliegro         Director                      March 27, 2002
     ----------------------
     Richard A. Alliegro

     /s/Eduard Bagdasarian          Director                      March 27, 2002
     ---------------------
     Eduard Bagdasarian

     /s/Frank Edelstein             Director                      March 27, 2002
     ------------------
     Frank Edelstein

     /s/Wilford D. Godbold, Jr.     Director                      March 27, 2002
     --------------------------
     Wilford D. Godbold, Jr.

     /s/Christopher D. Johnson      Director                      March 27, 2002
     -------------------------
     Christopher D. Johnson

     /s/Milton L. Lohr              Director                      March 27, 2002
     --------------------
     Milton L. Lohr

                                  Exhibit Index

Exhibit No.   Description
-----------   -----------

10.32 Lease between EMC Associates and the Registrant dated December 7, 2001, covering premises located at 17466 Daimler Avenue, Irvine, California

23.1          Consent of Arthur Andersen LLP

99.1          Letter regarding representations received from Arthur Andersen LLP