Form 10-Q
period 2002-03-31
CERADYNE INC
filed 2002-05-15
CIK 18937

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2002

     or

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

     For the transition period from           to
                                    ---------    ---------

                          Commission File No. 000-13059

                                 CERADYNE, INC.
                                 --------------
             (Exact name of Registrant as specified in its charter)

           Delaware                                      33-0055414
           --------                                      ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

3169 Redhill Avenue, Costa Mesa, CA                         92626
-----------------------------------                         -----
  (Address of principal executive)                       (Zip Code)

Registrant's telephone number, including area code (714) 549-0421
                                                   --------------

                                       N/A
                                       ---
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    YES X   NO
                                               ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                                    Outstanding at March 31, 2001
         -----                                    -----------------------------

Common Stock, $.01 par value                            8,458,705 Shares

                               Page 1 of 20 Pages

                                 CERADYNE, INC.

              INDEX                                                             PAGE NO.
              -----                                                             --------
PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

              Statement Regarding Financial Information................................3

              Consolidated Balance Sheets-March 31, 2002
              and December 31, 2001..................................................4-5

              Consolidated Statements of Income -
              Three Months Ended March 31, 2002 and 2001...............................6

              Consolidated Statements of Cash Flow -
              Three Months Ended March 31, 2002 and 2001...............................7

              Condensed Notes to Consolidated Financial Statements .................8-13

Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations ...........................................13-18

Item 3.       Quantitative and Qualitative Disclosures
              About Market Risk....................................................18-19

PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings ......................................................19

Items 2, 3,   N/A.....................................................................19
  4 and 5.

Item 6.       Exhibits and Reports on Form 8-K........................................19

SIGNATURE.............................................................................20

                                 CERADYNE, INC.

                                    FORM 10-Q
                              FOR THE QUARTER ENDED

                                 March 31, 2002

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements
          --------------------

          The Financial Statements included herein have been prepared by Ceradyne, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information normally included in the Financial Statements prepared in accordance with accounting principles generally accepted in the United States has been omitted pursuant to such rules and regulations. However, the Company believes the disclosures are adequate to make the information presented not misleading. All adjustments have been made which are, in the opinion of management, necessary to a fair statement of the results of the interim periods presented. The Financial Statements should be read in conjunction with the Financial Statements and notes thereto included in the Company's Annual Report pursuant to
          Section 13 or 15(d) of the Securities Exchange Act of 1934 on Form 10-K for the fiscal year ended December 31, 2001, as filed with the Securities and Exchange Commission on March 27, 2002.

================================================================================

                                 CERADYNE, INC.
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                             (Amounts in thousands)

                                                          March 31, 2002   December 31, 2001
                                                           (Unaudited)
                                                          --------------   -----------------
CURRENT ASSETS
   Cash and cash equivalents                                 $    145          $  1,017
   Accounts receivable, net of allowances for doubtful
    accounts of approximately $89 and $101 at March 31,        11,157             8,305
    2002 and December 31, 2001, respectively
   Other receivables                                              259               215
   Inventories                                                 14,190            14,581
   Production tooling                                           3,591             2,889
   Prepaid expenses and other                                   1,972             1,689
   Deferred tax asset                                           1,416             1,728
                                                             --------          --------
   TOTAL CURRENT ASSETS                                        32,730            30,424
                                                             --------          --------
PROPERTY, PLANT & EQUIPMENT, at cost
   Land                                                           422               422
   Buildings and improvements                                   1,851             1,851
   Machinery and equipment                                     31,800            30,126
   Leasehold improvements                                       3,409             3,224
   Office equipment                                             3,346             3,291
   Construction in progress                                     1,328             1,067
                                                             --------          --------
                                                               42,156            39,981
   Less accumulated depreciation                              (24,651)          (23,965)
                                                             --------          --------
                                                               17,505            16,016
                                                             --------          --------
COSTS IN EXCESS OF NET ASSETS ACQUIRED,                         1,511             1,511
   net of accumulated amortization of $2,406 at              --------          --------
   March 31, 2002 and December 31, 2001, respectively
TOTAL ASSETS                                                 $ 51,746          $ 47,951
                                                             ========          ========

================================================================================

                       See accompanying condensed notes to
                       Consolidated Financial Statements.

================================================================================

                                 CERADYNE, INC.
                           CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND SHAREHOLDERS' EQUITY
                    (Amounts in thousands, except share data)

                                             March 31, 2002   December 31, 2001
                                              (Unaudited)
                                             --------------   -----------------
CURRENT LIABILITIES
   Bank line of credit                          $ 1,960            $    --
   Current portion of long-term debt                100                100
   Accounts payable                               6,555              5,361
   Accrued expenses:
      Payroll and payroll related                 1,422              1,320
      Other                                         271                476
                                                -------            -------
   TOTAL CURRENT LIABILITIES                     10,308              7,257
                                                -------            -------
LONG-TERM DEBT, LESS CURRENT MATURITIES             133                158
                                                -------            -------
DEFERRED REVENUE                                    202                270
                                                -------            -------
DEFERRED TAX LIABILITY                              609                609
                                                -------            -------
STOCKHOLDERS' EQUITY
   Common stock, $.01 par value,
   Authorized - 12,000,000 shares,
   Outstanding - 8,458,705 shares
   and 8,402,705 shares at March 31, 2002
   and December 31, 2001, respectively           39,556             39,298
   Retained earnings                                938                359
                                                -------            -------
     TOTAL STOCKHOLDERS' EQUITY                  40,494             39,657
                                                -------            -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $51,746            $47,951
                                                =======            =======

================================================================================

                       See accompanying condensed notes to
                       Consolidated Financial Statements.

================================================================================

                                 CERADYNE, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Amounts in thousands, except per share data)

                                  THREE MONTHS
                                      ENDED
                                    MARCH 31,
                                -----------------
                                 2002      2001
                                -----------------
                                   (Unaudited)
NET SALES                       $14,678   $11,949
COST OF PRODUCT SALES            11,789     8,123
                                -------   -------
   Gross profit                   2,889     3,826
                                -------   -------
OPERATING EXPENSES
   Selling                          448       517
   General and administrative     1,138     1,263
   Research and development         482       481
                                -------   -------
                                  2,068     2,261
                                -------   -------
   Income from operations           821     1,565
                                -------   -------
OTHER INCOME (EXPENSE):
   Royalty income                    55        30
   Interest income                    5        81
   Other Income                      22        30
   Interest expense                 (12)       (7)
                                -------   -------
                                     70       134
   Income before provision
   for income taxes                 891     1,699
PROVISION FOR INCOME TAXES          312       510
                                -------   -------
NET INCOME                      $   579   $ 1,189
                                =======   =======
BASIC NET INCOME PER SHARE      $  0.07   $  0.14
                                =======   =======
DILUTED NET INCOME PER SHARE    $  0.07   $  0.14
                                =======   =======

================================================================================

                       See accompanying condensed notes to
                       consolidated financial statements.

================================================================================

                                 CERADYNE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                     --------------------------
                                                         2002          2001
                                                     (Unaudited)    (Unaudited)
                                                     --------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income                                         $   579       $ 1,189
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
(USED IN) PROVIDED BY OPERATING ACTIVITIES:
    Depreciation and amortization                          686           587
    Deferred income taxes                                  312           510
    Gain on equipment disposal                              --           (12)
    Change in operating assets and liabilities:
       Accounts receivable, net                         (2,852)       (2,379)
       Other receivables                                   (44)           10
       Inventories                                         391          (878)
       Production tooling                                 (702)         (314)
       Prepaid expenses and other                         (283)          (46)
       Accounts payable                                  1,194           295
       Accrued expenses                                   (103)          560
       Deferred revenue                                    (68)          202
                                                       -------       -------
NET CASH USED IN OPERATING ACTIVITIES                     (890)         (276)
                                                       -------       -------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property, plant and equipment          (2,175)       (1,342)
    Proceeds from sale of equipment                         --            68
                                                       -------       -------
NET CASH USED IN INVESTING ACTIVITIES                   (2,175)       (1,274)
                                                       -------       -------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from exercised stock options                  258            45
    Payments on long-term debt                             (25)          (25)
    Net proceeds from bank line of credit                1,960            --
                                                       -------       -------
Net cash provided by financing activities                2,193            20
                                                       -------       -------
Decrease in cash and cash equivalents                     (872)       (1,530)
                                                       -------       -------
Cash and cash equivalents, beginning of period           1,017         6,656
                                                       -------       -------
Cash and cash equivalents, end of period               $   145       $ 5,126
                                                       =======       =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid                                          $    12       $     7
Income taxes paid                                      $     9       $    58

================================================================================

                       See accompanying condensed notes to
                       Consolidated Financial Statements.

                                 CERADYNE, INC.
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (Unaudited)

1.   Basis of Presentation
     ---------------------

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
     Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

     The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     For further information, refer to the Consolidated Financial Statements and Notes to Financial Statements included in Ceradyne's Annual Report on Form 10-K for the year ended December 31, 2001.

2.   Inventories
     -----------

     Inventories are valued at the lower of cost (first in, first out) or market. Inventory costs include the cost of material, labor and manufacturing overhead. The following is a summary of the inventory components as of March 31, 2002 and December 31, 2001 (in thousands):

     =========================================================================

                                            MARCH 31, 2002   DECEMBER 31, 2001
                                            --------------   -----------------
     Raw Materials                             $ 7,683            $ 8,143
     Work-in-Process                             5,606              5,616
     Finished Goods                                901                822
     Total Inventories                         $14,190            $14,581
                                               =======            =======

     =========================================================================

3.   Recent Accounting Pronouncements
     --------------------------------

     In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets". This pronouncement addresses, among other things, how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Goodwill would no longer be amortized but would be assessed at least annually for impairment using a fair value methodology. The Company adopted this statement for all goodwill and other intangible assets acquired after June 30, 2001 and for all existing goodwill and other intangible assets beginning January 1, 2002. Upon adoption of this standard on January 1, 2002 the Company ceased recording amortization of goodwill, which resulted in an increase to gross income in the quarter ended March 31, 2002 of approximately $50,000. Other than ceasing the amortization of goodwill, the Company does not anticipate that the adoption of SFAS 142 will have a significant effect on the financial position or the results of operations, as the Company does not currently anticipate any impairment charges for existing goodwill.

4.   Net Income Per Share
     --------------------

     Basic net income per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding. Diluted net income per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding plus the effect of any dilutive stock options and common stock warrants using the treasury stock method.

     The following is a summary of the number of shares entering into the computation of net income per common and common equivalent share:

     =========================================================

                                           THREE MONTHS ENDED
                                                MARCH 31
                                         ---------------------
                                            2002        2001
                                         ---------   ---------
     Weighted average number of shares
     outstanding                         8,444,776   8,294,718
     Dilutive stock options                352,279     321,937
                                         ---------   ---------
     Number of shares used in diluted
     computation                         8,797,055   8,616,655
                                         =========   =========

     =========================================================

5.   Long-Term Debt
     --------------

     =========================================================

     Capital Equipment loan bearing interest at
     8.18% fixed interest rate. Payable in monthly
     installments of $8,333, expiring July 2004.     $ 233,000

     Less: Current Portion                            (100,000)
                                                     ---------
     Long-Term Debt                                  $ 133,000
                                                     =========

     =========================================================

     In addition to the capital equipment loan, the Company also has a bank line of credit. The Company may borrow up to $4,000,000 with interest on borrowings charged at the bank's prime rate (4.75 percent at March 31, 2002). The bank line of credit had an outstanding balance at March 31, 2002 of approximately $1,960,000. Pursuant to the bank line of credit, the Company is subject to certain covenants, which include, among other things, the maintenance of tangible net worth, quick assets to current liabilities ratio, and total liabilities to tangible net worth ratio. At March 31, 2002, the Company was in compliance with these covenants.

6.   Disclosure About Segments of an Enterprise and Related Information
     ------------------------------------------------------------------

     The Company serves its markets and manages its business through three divisions, each of which has its own manufacturing facilities and administrative and selling functions. The Company's Advanced Ceramic Operations, located in Costa Mesa and Irvine, California, primarily produces armor and orthodontic products, components for semiconductor equipment, and houses the Company's sintering and reaction bonding of silicon nitride (SRBSN) research and development activities. The Company's cathode development and production are handled through its Semicon Associates division located in Lexington, Kentucky. Fused silica products, including missile radomes, are produced at the Company's Thermo Materials division located in Scottdale, Georgia.

     Ceradyne's manufacturing structure is summarized in the following table:

     ============================================================================================
             FACILITY LOCATION                                     PRODUCTS
     --------------------------------------------------------------------------------------------
     Advanced Ceramic Operations         .   Semiconductor Equipment Components
     Costa Mesa and Irvine, California   .   Lightweight ceramic armor
     Approximately 126,000 square feet   .   Orthodontic ceramic brackets
                                         .   Ceralloy(R) 147 SRBSN wear parts
                                         .   Precision ceramics
                                         .   Ceralloy(R) 147 SRBSN diesel/automotive engine parts
                                         .   Research and Development

     Semicon Associates                  .   Microwave ceramic-impregnated dispenser cathodes
     Lexington, Kentucky                 .   Ion laser ceramic-impregnated dispenser cathodes
     Approximately 35,000 square feet    .   Samarium cobalt magnets

     Thermo Materials                    .   Glass tempering rolls (fused silica ceramics)
     Scottdale, Georgia                  .   Metallurgical tooling (fused silica ceramics)
     Approximately 85,000 square feet    .   Missile radomes (fused silica ceramics)
                                         .   Castable and other fused silica product
     ============================================================================================

                                 Ceradyne, Inc.
                               Segment Disclosures
                             (Amounts in thousands)

                          Three Months Ended March 31,

                       Advanced Ceramic Ops  Semicon Associates   Thermo Materials         TOTAL
     -------------------------------------------------------------------------------------------------
                          2002      2001        2002     2001      2002      2001     2002      2001
     -------------------------------------------------------------------------------------------------
     Revenue from
     external
     customers          $11,523   $ 8,234      $1,491   $1,941    $1,664    $1,774   $14,678   $11,949
                        -------   -------      ------   ------    ------    ------   -------   -------

     Depreciation
     and
     amortization       $   444   $   400      $  113   $  105    $  129    $   82   $   686   $   587
                        -------   -------      ------   ------    ------    ------   -------   -------

     Segment income
     (loss) before
     provision for
     income taxes       $   961   $ 1,166      $   73   $  365    $ (143)   $  168   $   891   $ 1,699
                        -------   -------      ------   ------    ------    ------   -------   -------

     Segment assets     $39,180   $29,026      $6,579   $6,325    $5,987    $5,378   $51,746   $40,729
                        -------   -------      ------   ------    ------    ------   -------   -------

     Expenditures
     for PP&E           $ 1,911   $   889      $   19   $  140    $  245    $  313   $ 2,175   $ 1,342
                        -------   -------      ------   ------    ------    ------   -------   -------

     The following is revenue by product line for Advanced Ceramic Operations for the quarter ended March 31:

                       2002     2001
                     -------   ------
     Semiconductor   $   252   $  941
     Armor             6,650    2,965
     Orthodontics      2,054    1,868
     Other             2,567    2,460
                     -------   ------
                     $11,523   $8,234
                     =======   ======

                    Segment Disclosures for Net Sales by Area

                          Three Months Ended March 31,

                      Advanced Ceramic Ops   Semicon Associates   Thermo Materials      TOTAL
     -------------------------------------------------------------------------------------------
                           2002   2001           2002   2001         2002   2001     2002   2001
     -------------------------------------------------------------------------------------------
     U.S. net sales         75%    58%             8%    12%           5%    11%      88%    81%

     Western
     Europe net
     sales                   3%     5%             2%     3%           1%     1%       6%     9%

     Asia net sales          1%    --             --      1%           4%     2%       5%     3%

     Israel net
     sales                  --      5%            --     --           --     --       --      5%

     Canada net
     sales                  --      1%            --     --            1%     1%       1%     2%

     Other                  --     --             --     --           --     --       --     --
                           ---    ---            ---    ---          ---    ---      ---    ---
     Total net
     sales                  79%    69%            10%    16%          11%    15%     100%   100%
                           ===    ===            ===    ===          ===    ===      ===    ===

7.   Legal Proceedings
     -----------------

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

8.   Commitments and Contingencies
     -----------------------------

     The U.S. Government Defense Logistics Agency (DLA) notified the Company on March 27, 2002, that 3 lots of Ceradyne's small arms protective inserts
     (SAPI) for light weight ceramic armor shipped in January 2002 failed to pass ballistics "reverification" tests by the Government's designated independent commercial testing laboratory. During the period of December 2001 through March 27, 2002, the Company had shipped approximately $5.1 million under its existing contract with the DLA. Subsequent to March 27, 2002, the DLA directed the independent testing laboratory to perform "reverification" testing and $3.4 million of the shipments were not in testing compliance.

     Since first being notified of these issues on March 27, 2002, the Company has voluntarily stopped producing its current SAPI design and has been actively working with the Government to understand the quality and testing issues and to resolve the status and disposition of the SAPI plates in question. The Company is completing the development of a modified design for its SAPI armor plates. Preliminary independently performed tests also by the Government's designated testing laboratory of the modified design have been successful and the Company expects to ship a "first article" (initial production parts) of this modified design to the DLA for approval by the end of May 2002. Also, the Company is developing a rework plan and exploring alternative disposition possibilities for the armor lots in question. The Company is developing a detailed plan of action on these issues during the second quarter of 2002. Depending on the manner in which these issues are resolved, the Company may have liability with respect to the plates in question. At this time, it is not possible to estimate the likelihood and amount of losses, if any, on these issues. Accordingly, no amounts have been accrued related to these issues.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        of Operations
        -------------

     Preliminary Note Regarding Forward-Looking Statements
     -----------------------------------------------------

     This Quarterly Report on Form 10-Q contains statements which may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934. You generally can identify forward-looking statements by the use of forward-looking terminology such as "believes," "may," "will," "expects," "intends," "estimates," "anticipates," "plans," "seeks," or "continues," or the negative thereof or variations thereon or similar terminology. Forward-looking statements regarding future events and the future performance of the Company involve risks and uncertainties that could cause actual results to differ materially. These risks and uncertainties are described in the section herein entitled, "Commitments and Contingencies" and in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as filed with the

     Securities and Exchange Commission, under "Item 1-Business", including the section therein entitled "Risk Factors", and "Item 7-Management's Discussion and Analysis of Financial Condition and Result of Operations".

     Results of Operations for the Three Months Ended March 31, 2002
     ---------------------------------------------------------------

     Reference is made to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001, for an analysis and detailed discussion of the Company's financial condition and results of operations for the period covered by that report.

     Net Sales. Net sales for the three months ended March 31, 2002 were $14.7
     ---------
     million. This represents an increase of 23%, or $2.7 million, from the corresponding quarter of the prior year.

     Advanced Ceramic Operations in Costa Mesa, California, had net sales for the quarter of $11.5 million, representing an increase of $3.3 million, or 40%, over the comparable prior year quarter. The primary reason for this improvement was an increase of $3.7 million, or 124%, in sales of ceramic armor for defense customers, compared to the first quarter of 2001, due to orders received in the fourth quarter of 2001 from the U.S. Department of Defense for lightweight body armor for military personnel. Also, net sales for orthodontic ceramic brackets increased by $186,000 thousand, or 10%, over the year-ago quarter due to an increasing demand by orthodontists for the translucent ceramic brackets. These increases were partially offset by a $0.7 million decrease in sales of semiconductor components due to continued weakness in that market.

     The Company's Semicon Associates division in Lexington, Kentucky, posted sales of $1.5 million for the quarter, which was a $450,000 decrease as compared to the year-ago quarter. The sales decrease reflects timing of incoming orders and contracts from the customers. It is anticipated that the incoming orders will pick up in the remaining quarters of the year.

     Additionally, the Company's Thermo Materials division in Scottdale, Georgia, posted sales of $1.7 million for the quarter, which was a $110,000 decrease as compared to the year-ago quarter. The decrease was caused by timing of incoming orders.

     International sales have been, and are expected to continue to be an important part of the Company's business. International sales were approximately $1.8 million or 12% of total sales for the quarter as compared to approximately $2.3 million or 19% in the prior year period. The main reason for the decline in international sales was a large shipment of product to Israel in the prior year's first quarter that did not reoccur in the current year's quarter.

     Gross Profit. The Company's gross profit was $2.9 million, or 20% of sales,
     ------------
     for the first quarter ended March 31, 2002, compared to $3.8 million, or 32% of sales, for the prior year's first quarter.

     The Company's Advanced Ceramic Operations in Costa Mesa, California, posted gross profit of $2.4 million compared to $2.8 million, or a 14% decrease from the year-ago quarter. The results were mainly due to the following:
     The Company recently leased a new facility containing approximately 41,000 square feet, most of which will be used for manufacturing, and it will take time to absorb this additional capacity and realize the same level of economies of scale as were achieved in 2001. Currently , the Company is experiencing poor product yields and other manufacturing inefficiencies as production capacities are being increased to meet rising demand for personal armor and diesel engine components. Consequently, gross profit margins are expected to decrease in the first six months of 2002 as compared to 2001, but gradually improve thereafter. However, total gross profit is expected to be higher in 2002 as compared to 2001 because of increases in sales volume.

     Semicon Associates in Lexington, Kentucky, posted gross profit of $245,000 compared to $574,000, or a 57% decrease over the year-ago quarter. The decrease over the year-ago quarter is attributed to a revenue decline of 23% in volume, and less capacity utilization resulting in a higher cost of sales. The Company expects the trend of gross profit as a percent of sales to be at the same level as last year when the anticipated volume of orders become booked.

     Thermo Materials in Scottdale, Georgia, posted gross profit of $236,000 compared to $471,000, or a 50% decrease over the year-ago quarter. The decreases were attributable to lower production volume, product mix, higher than expected scrap, product replacement, and rework. The Company anticipates that in the following quarters, gross profit as a percent of sales will increase as volume and efficiencies increase.

     Selling Expenses. Selling expenses were $448,000 for the quarter as
     ----------------
     compared to $517,000 in the year-ago quarter. Salary and benefit increases were offset by lower commission expenses in the current quarter due to a nonrecurring commission charge in the prior year period.

     General and Administrative Expenses. General and administrative expenses
     -----------------------------------
     were $1.1 million for the quarter as compared to $1.3 million in the year-ago quarter. Salary and benefit increases were offset by a decrease of quarterly bonus accrual because of less profit than in the prior year period.

     Research and Development. Research and development expenses were
     ------------------------
     approximately $.5 million for the quarter and the prior year-ago quarter. The expenses incurred for both years are related to wages for engineering, technicians and production personnel, materials, outside services, small tools and travel. In addition, approximately $.2 million of expenses related to research and development are included in Cost of Sales due to Small Business Innovation Research (SBIR) grants, which are recorded as sales.

     Also, the Company historically has and continues to engage in application engineering to improve and reduce the cost of production and to develop new products. The costs associated with application engineering are expensed as incurred and are included in cost of product sales.

     Other Income. Other income was $82,000 for the quarter as compared to
     ------------
     $141,000 in the year-ago quarter. An increase in royalty income over the prior year due to greater demand for orthodontic brackets and miscellaneous scrap income was offset by a decrease in interest income due to less cash reserves.

     Interest Expense. Interest expense was $12,000 for the quarter compared to
     ----------------
     $7,000 in the prior year-ago quarter due to increased cash borrowings.

     Income Taxes. The provision for income taxes for the quarter is 35% of
     ------------
     pre-tax income as compared to a 30% provision in the year-ago quarter. The change in the provision percentage is due to the utilization of net operating loss carryforwards.

     Net Income. Reflecting all of the matters discussed above, net income was
     ----------
     $.6 million (or $0.07 per share basic and diluted) for the quarter ended March 31, 2002 compared to $1.2 million (or $0.14 per share basic and diluted) for the quarter ended March 31, 2001.

     Liquidity and Capital Resources
     -------------------------------

     The Company generally meets its operating and capital requirements for cash flow from operating activities and borrowings under its credit facilities.

     The Company has a $4,000,000 revolving credit agreement with Comerica Bank. As of March 31, 2002, the Company has borrowed $1,960,000 for operating needs. Under a separate credit facility with Comerica Bank, the Company entered into a $500,000 capital equipment loan agreement during the third quarter of 1999. The term of the loan is for 60 months with no prepayment penalty and as of March 31, 2002, this loan balance is $233,000.

     The Company's net cash balance decreased by $872,000 during the three months ended March 31, 2002, compared to a decrease of $1,530,000 in the prior year comparable quarter. The main components of this change were increases in accounts receivable, production tooling, purchases of equipment which were greater than the offset by an increase in accounts payable, and borrowing from the bank line of credit.

     Management believes that its current cash and cash equivalents on hand, as well as cash generated from operations and the ability to borrow under the existing credit facilities, will be sufficient to finance anticipated capital and operating requirements for at least the next 12 months.

     Commitments and Contingencies
     -----------------------------

     The U.S. Government Defense Logistics Agency (DLA) notified the Company on March 27, 2002, that 3 lots of Ceradyne's small arms protective inserts
     (SAPI) for light weight ceramic armor shipped in January 2002 failed to pass ballistics "reverification" tests by the Government's designated independent commercial testing laboratory. During the period of December 2001 through March 27, 2002, the Company had shipped approximately $5.1 million under its existing contract with the DLA. Subsequent to March 27, 2002, the DLA directed the independent testing laboratory to perform "reverification" testing and $3.4 million of the shipments were not in testing compliance.

     Since first being notified of these issues on March 27, 2002, the Company has voluntarily stopped producing its current SAPI design and has been actively working with the Government to understand the quality and testing issues and to resolve the status and disposition of the SAPI plates in question. The Company is completing the development of a modified design for its SAPI armor plates. Preliminary independently performed tests also by the Government's designated testing laboratory of the modified design have been successful and the Company expects to ship a "first article" (initial production parts) of this modified design to the DLA for approval by the end of May 2002. Also, the Company is developing a rework plan and exploring alternative disposition possibilities for the armor lots in question. The Company is developing a detailed plan of action on these issues during the second quarter of 2002. Depending on the manner in which these issues are resolved, the Company may have liability with respect to the plates in question. At this time, it is not possible to estimate the likelihood and amount of losses, if any, on these issues. Accordingly, no amounts have been accrued related to these issues.

     Recent Accounting Pronouncements
     --------------------------------

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

     Also in June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets". This pronouncement addresses, among other things, how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Goodwill would no longer be amortized but would be assessed at least annually for impairment using a fair value methodology. The Company adopted this statement for all goodwill and other intangible assets acquired after June 30, 2001 and for all existing goodwill and other intangible assets beginning January 1, 2002. Upon adoption of this standard on January 1, 2002 the Company ceased recording amortization of goodwill, which resulted in an increase to gross income in the quarter ended March 31, 2002 of approximately $50,000. Other than ceasing the amortization of goodwill, the Company does not anticipate that the adoption of SFAS 142 will have a significant effect on the financial position or the results of operations, as the Company does not currently anticipate any impairment charges for existing goodwill.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
        ----------------------------------------------------------

     The Company is exposed to market risks related to fluctuations in interest rates on its debt. Currently, the Company does not utilize interest rate swaps, forward or option contracts on foreign currencies or commodities, or other types of derivative financial instruments. The purpose of the following analysis is to provide a framework to understand the Company's sensitivity to hypothetical changes in interest rates as of March 31, 2002.

     The Company utilized fixed rate debt financing primarily for the purpose of acquiring manufacturing equipment. For fixed rate debt, changes in interest rates generally affect the fair market value of the debt instrument, but not the Company's earnings or cash flows. The Company does not have an obligation to prepay fixed rate debt prior to maturity, and as a result, interest rate risk and changes in fair market value should not have a significant impact on the fixed rate debt until the Company would be required to refinance such debt. The fair market value estimates for debt securities are based on discounting future cash flows utilizing current rates offered to the Company for debt of the same type and remaining maturity.

     As of March 31, 2002, the Company's debt consisted of a $233,000 capital equipment loan at a fixed interest rate of 8.18% due July 28, 2004, and a bank line of credit of $1,960,000 for operating requirements. The bank line of credit interest rate is at prime (4.75% as of March 31, 2002). The carrying amount is a reasonable estimate of fair value as the rate of interest paid on the note and revolving credit facility approximates the current rate available for financing with similar terms and maturities.

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

Dated: May 15, 2002