Form 10-Q
period 2002-06-30
CERADYNE INC
filed 2002-08-14
CIK 18937

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---      SECURITIES AND EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 2002

         or

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES AND EXCHANGE ACT OF 1934
         For the transition period from                 to
                                        ---------------

                          Commission File No. 000-13059

                                 CERADYNE, INC.
                                 --------------
             (Exact name of Registrant as specified in its charter)

          Delaware                                                33-0055414
--------------------------------     ---------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)

 3169 Redhill Avenue, Costa Mesa, CA                                   92626
----------------------------------------------------------------------------
 (Address of principal executive)                                 (Zip Code)

Registrant's telephone number, including area code  (714) 549-0421
                                                    --------------

N/A
---------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           YES   X             NO
                               -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                               Outstanding at June 30, 2002
----------------------------             -------------------------------------
Common Stock, $.01 par value                         8,465,754 Shares

                               Page 1 of 22 Pages

                                 CERADYNE, INC.


             INDEX                                                         PAGE NO.
             -----                                                         --------
PART I.      FINANCIAL INFORMATION

Item 1.      Financial Statements

             Statement Regarding Financial Information .........................    3

             Consolidated Balance Sheets-June 30, 2002
             and December 31, 2001 .............................................  4-5

             Consolidated Statements of Income -
             Three and Six Months Ended June 30, 2002 and 2001 .................    6

             Consolidated Statements of Cash Flow -
             Six Months Ended June 30, 2002 and 2001 ...........................   7

             Condensed Notes to Consolidated Financial Statements .............. 8-15

Item 2.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations .........................................15-20

Item 3.      Quantitative and Qualitative Disclosures
             About Market Risk .................................................   20

PART II. OTHER INFORMATION

Item 1.      Legal Proceedings .................................................20-21

Items 2, 3   N/A ...............................................................   21
  and 5.

Item 4.      Submission of Matter to Vote of Security Holders ..................   21

Item 6.      Exhibits and Reports on Form 8-K ..................................   22

SIGNATURE ......................................................................   22

                                 CERADYNE, INC.

                                    FORM 10-Q
                              FOR THE QUARTER ENDED

                                  June 30, 2002

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

==========================================================================================================
                                          CERADYNE, INC.
                                    CONSOLIDATED BALANCE SHEETS

                                              ASSETS

                                      (Amounts in thousands)

----------------------------------------------------------------------------------------------------------
                                                                  June 30, 2002        December 31, 2001
                                                                   (Unaudited)
==========================================================================================================
CURRENT ASSETS
----------------------------------------------------------------------------------------------------------
     Cash and cash equivalents                                    $     329            $  1,017
----------------------------------------------------------------------------------------------------------
     Accounts receivable, net of allowances for doubtful              9,484               8,305
     accounts of approximately $111 and $101 at June 30,
     2002 and December 31, 2001, respectively
----------------------------------------------------------------------------------------------------------
     Other receivables                                                  243                 215
----------------------------------------------------------------------------------------------------------
     Inventories                                                     14,991              14,581
----------------------------------------------------------------------------------------------------------
     Production tooling                                               3,672               2,889
----------------------------------------------------------------------------------------------------------
     Prepaid expenses and other                                       1,986               1,689
----------------------------------------------------------------------------------------------------------
     Deferred Tax Asset                                               1,149               1,728
                                                                    -------             -------
----------------------------------------------------------------------------------------------------------
     TOTAL CURRENT ASSETS                                            31,854              30,424
                                                                    -------             -------
----------------------------------------------------------------------------------------------------------
PROPERTY, PLANT & EQUIPMENT, at cost

----------------------------------------------------------------------------------------------------------
     Land                                                               422                 422
----------------------------------------------------------------------------------------------------------
     Buildings and improvements                                       1,851               1,851
----------------------------------------------------------------------------------------------------------
     Machinery and equipment                                         33,576              30,126
----------------------------------------------------------------------------------------------------------
     Leasehold improvements                                           3,532               3,224
----------------------------------------------------------------------------------------------------------
     Office equipment                                                 3,404               3,291
----------------------------------------------------------------------------------------------------------
     Construction in progress                                         1,114               1,067
                                                                   --------            --------
----------------------------------------------------------------------------------------------------------
                                                                     43,899              39,981
----------------------------------------------------------------------------------------------------------
     Less accumulated depreciation and amortization                 (25,325)            (23,965)
                                                                   --------             -------
----------------------------------------------------------------------------------------------------------
                                                                     18,574              16,016
                                                                    -------             -------
----------------------------------------------------------------------------------------------------------
COSTS IN EXCESS OF NET ASSETS ACQUIRED,                               1,511               1,511
     net of accumulated amortization of $2,406 at
     June 30, 2002 and December 31, 2001
----------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                        $51,939             $47,951
                                                                     ======              ======
==========================================================================================================

                       See accompanying condensed notes to
                       Consolidated Financial Statements.

===============================================================================
                                 CERADYNE, INC.
                           CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND SHAREHOLDERS' EQUITY
                    (Amounts in thousands, except share data)

-------------------------------------------------------------------------------
                                               June 30, 2002  December 31, 2001
                                                (Unaudited)
===============================================================================
CURRENT LIABILITIES

-------------------------------------------------------------------------------
     Bank line of credit                       $  1,544       $       ---
-------------------------------------------------------------------------------
     Current portion of long-term debt              100               100
-------------------------------------------------------------------------------
     Accounts payable                             5,892             5,361
-------------------------------------------------------------------------------
     Accrued expenses:
-------------------------------------------------------------------------------
          Payroll and payroll related             1,286             1,320
-------------------------------------------------------------------------------
          Other                                     339               476
                                                    ---               ---
-------------------------------------------------------------------------------
     TOTAL CURRENT LIABILITIES                    9,161             7,257
                                               --------           -------
-------------------------------------------------------------------------------
LONG-TERM DEBT, NET OF CURRENT PORTION              108               158
                                               --------               ---
-------------------------------------------------------------------------------
WARRANTY RESERVE                                    650               ---
                                               --------
-------------------------------------------------------------------------------
DEFERRED REVENUE                                    135               270
                                               --------         ---------
-------------------------------------------------------------------------------
DEFERRED TAX LIABILITY                              609               609
                                               --------         ---------
-------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY

-------------------------------------------------------------------------------
  Common stock, $.01 par value,
  Authorized - 12,000,000 shares,
  Outstanding - 8,465,754 shares
  and 8,402,705 shares at June 30, 2002
  and December 31, 2001, respectively.           39,831            39,298
-------------------------------------------------------------------------------
     Retained earnings                            1,445               359
                                                 ------         ---------
-------------------------------------------------------------------------------
     TOTAL SHAREHOLDERS' EQUITY                  41,276            39,657
                                                -------           -------
-------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $51,939           $47,951
                                                =======            ======
===============================================================================

                       See accompanying condensed notes to
                       Consolidated Financial Statements.

================================================================================
                               CERADYNE, INC.
                      CONSOLIDATED STATEMENTS OF INCOME

                (Amounts in thousands, except per share data)

===============================================================================
                                      THREE MONTHS           SIX MONTHS
                                         ENDED                  ENDED
                                        JUNE 30,               JUNE 30,

-------------------------------------------------------------------------------
                                   2002         2001      2002         2001
===============================================================================
                                      (Unaudited)              (Unaudited)
-------------------------------------------------------------------------------
NET SALES                        $ 14,620    $ 11,137   $ 29,298      $ 23,086
-------------------------------------------------------------------------------
COST OF PRODUCT SALES              11,619       7,844     23,409        15,998
                                   ------       -----     ------        ------
-------------------------------------------------------------------------------
     Gross profit                   3,001       3,293      5,889         7,088
                                   ------       -----     ------        ------
-------------------------------------------------------------------------------
OPERATING EXPENSES
-------------------------------------------------------------------------------
     Selling                          543         540        990         1,057
-------------------------------------------------------------------------------
     General and administrative     1,142       1,201      2,280         2,467
-------------------------------------------------------------------------------
     Research and development         549          89      1,031           536
                                   ------       -----     ------        ------
-------------------------------------------------------------------------------
                                    2,234       1,830      4,301         4,060
                                   ------       -----     ------        ------
-------------------------------------------------------------------------------
     Income from operations           767       1,463      1,588         3,028
                                   ------       -----     ------        ------
-------------------------------------------------------------------------------
OTHER INCOME (EXPENSE):

-------------------------------------------------------------------------------
     Royalty income                    30          50         85            80
     Interest income                    3          56          8           137
     Interest expense                 (20)         (7)       (32)          (14)
     Miscellaneous                    ---         ---         22            30
-------------------------------------------------------------------------------
                                       13          99         83           233
-------------------------------------------------------------------------------
     Income before provision          780       1,562      1,671         3,261
     for income taxes
-------------------------------------------------------------------------------
PROVISION FOR INCOME TAXES            273         305        585           815
                                   ------       -----     ------        ------
-------------------------------------------------------------------------------
NET INCOME                          $ 507     $ 1,257   $  1,086      $  2,446
                                      ===       =====      =====         =====
-------------------------------------------------------------------------------
BASIC INCOME PER SHARE              $0.06     $  0.15   $   0.13      $   0.29
                                     ====        ====       ====          ====
-------------------------------------------------------------------------------
DILUTED INCOME PER SHARE            $0.06     $  0.15   $   0.12      $   0.28
                                     ====        ====       ====          ====
===============================================================================

                       See accompanying condensed notes to
                       Consolidated Financial Statements.

===================================================================================================================
                                  CERADYNE, INC.                                        SIX MONTHS ENDED JUNE 30,
                      CONSOLIDATED STATEMENTS OF CASH FLOWS                         -------------------------------
                              (Amounts in thousands)
                                                                                         2002             2001
                                                                                      (Unaudited)     (Unaudited)
====================================================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES:
--------------------------------------------------------------------------------------------------------------------
     Net Income                                                                       $   1,086       $   2,446
--------------------------------------------------------------------------------------------------------------------
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES:
--------------------------------------------------------------------------------------------------------------------
     Depreciation and amortization                                                        1,360           1,232
--------------------------------------------------------------------------------------------------------------------
     Deferred income taxes                                                                  579             ---
--------------------------------------------------------------------------------------------------------------------
     Gain on equipment disposal                                                             ---             (12)
--------------------------------------------------------------------------------------------------------------------
     Change in operating assets and liabilities:
--------------------------------------------------------------------------------------------------------------------
           Accounts receivable, net                                                      (1,179)         (2,322)
--------------------------------------------------------------------------------------------------------------------
           Other receivables                                                                (28)           (200)
--------------------------------------------------------------------------------------------------------------------
           Inventories                                                                     (410)         (1,886)
--------------------------------------------------------------------------------------------------------------------
           Production tooling                                                              (783)           (364)
--------------------------------------------------------------------------------------------------------------------
           Prepaid expenses and other                                                      (297)            366
--------------------------------------------------------------------------------------------------------------------
           Accounts payable                                                                 531              86
--------------------------------------------------------------------------------------------------------------------
           Accrued expenses                                                                (171)            550
--------------------------------------------------------------------------------------------------------------------
           Warranty reserve                                                                 650             ---
--------------------------------------------------------------------------------------------------------------------
           Deferred revenue                                                                (135)            135
                                                                                       ---------         ------
--------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                 1,203              31
                                                                                          -----        --------
--------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
--------------------------------------------------------------------------------------------------------------------
      Purchases of property, plant and equipment                                         (3,918)         (2,971)
                                                                                         ------          ------
--------------------------------------------------------------------------------------------------------------------
      Proceeds from sale of equipment                                                     ---                68
                                                                                      ---------        --------
--------------------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                                    (3,919)         (2,903)
                                                                                         ------           -----
--------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
--------------------------------------------------------------------------------------------------------------------
     Proceeds from issuance of common stock                                                 533             320
--------------------------------------------------------------------------------------------------------------------
     Payments on long-term debt                                                             (50)            (50)
--------------------------------------------------------------------------------------------------------------------
     Net proceeds from bank line of credit                                                1,544           ---
                                                                                          -----
--------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                                 2,027             270
                                                                                         ------         -------
--------------------------------------------------------------------------------------------------------------------
Decrease in cash and cash equivalents                                                      (688)         (2,602)
                                                                                           ----          ------
--------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, beginning of period                                            1,017           6,656
                                                                                         ------          ------
--------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                             $      329         $ 4,054
                                                                                         ======          ======
--------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
--------------------------------------------------------------------------------------------------------------------
Interest paid                                                                        $       32         $    18
--------------------------------------------------------------------------------------------------------------------
Income taxes paid                                                                    $        9         $   253
                                                                                      ---------         -------
====================================================================================================================

      See accompanying condensed notes to Consolidated Financial Statements

                                 CERADYNE, INC.

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (Unaudited)

1.       Basis of Presentation
         ---------------------

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

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

2.       Inventories
         -----------

         Inventories are valued at the lower of cost (first in, first out) or market. Inventory costs include the cost of material, labor and manufacturing overhead. The following is a summary of the inventory components as of June 30, 2002 and December 31, 2001 (in thousands):

         ===================================================================
                                   JUNE 30, 2002         DECEMBER 31, 2001
         ===================================================================
         Raw Materials                $8,327                   $8,143
         -------------------------------------------------------------------
         Work-in-Process               5,709                    5,616
         -------------------------------------------------------------------
         Finished Goods                  955                      822
         -------------------------------------------------------------------
         Total Inventories           $14,991                  $14,581
                                     =======                  =======
         ===================================================================

3.       Recent Accounting Pronouncements
         --------------------------------

         In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets". This pronouncement addresses, among other things, how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Goodwill would no longer be amortized but would be assessed at least annually for impairment using a fair value methodology. The Company adopted this statement for all goodwill and other intangible assets acquired after June 30, 2001 and for all existing goodwill and other intangible assets beginning January 1, 2002. Upon adoption of this standard on January 1, 2002 the Company ceased recording amortization of goodwill, which resulted in an increase to gross income of $50,000 for the second quarter 2002 and $100,000 for the six month period ended June 30, 2002. The effect on earnings per share, both basic and diluted as reported, is an increase of a half cent per share for the six months ended June 30, 2002 as compared to the prior year. Other than ceasing the amortization of goodwill, the Company does not anticipate that the adoption of SFAS 142 will have a significant effect on the financial position or the results of operations, as the Company's review at the end of the second quarter ended June 30, 2002 of the financial statements denoted no impairment of existing goodwill.

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

         The following is a summary of the number of shares entering into the computation of net income per common and common equivalent share:

         =============================================================================
                                         THREE MONTHS ENDED       SIX MONTHS ENDED
                                              JUNE 30                 JUNE 30
         -----------------------------------------------------------------------------
                                          2002       2001         2002        2001
         =============================================================================

         Weighted average number of    8,465,754    8,338,315   8,455,265   8,316,517
         shares outstanding
         -----------------------------------------------------------------------------
         Dilutive stock options and      383,412      329,989     367,845     325,963
         common stock warrants           -------      -------     -------     -------
         -----------------------------------------------------------------------------
         Number of shares used         8,849,166    8,668,304   8,823,110   8,642,480
         in diluted computations       =========    =========   =========   =========
         -----------------------------------------------------------------------------

5.       Long Term Debt
         --------------

         =======================================================================
         Capital Equipment loan bearing interest at 8.18%        $208,000
         APR. Payable in monthly installments of $8,333, expiring July 2004.

         -----------------------------------------------------------------------
         Less Current Portion                                    (100,000)
                                                                 ---------

         -----------------------------------------------------------------------
         Long Term Debt                                          $108,000
                                                                 ========
         =======================================================================

         In addition to the capital equipment loan, the Company also has a bank line of credit. The Company may borrow up to $7,500,000 with interest on borrowings charged at the bank's prime rate (4.75 percent at June 30, 2002). The bank line of credit had an outstanding balance at June 30, 2002 of approximately $1,544,000. Pursuant to the bank line of credit, the Company is subject to certain covenants, which include, among other things, the maintenance of tangible net worth, quick assets to current liabilities ratio, and total liabilities to tangible net worth ratio. At June 30, 2002, the Company was in compliance with these covenants.

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


                                 Ceradyne, Inc.
                               Segment Disclosures
                             (Amounts in thousands)

                           Three Months Ended June 30,

                 Advanced Ceramic Ops     Semicon  Associates     Thermo Materials          TOTAL
---------------------------------------------------------------------------------------------------------
                    2002         2001        2002        2001        2002      2001      2002        2001
---------------- ----------------------------------------------------------------------------------------
Revenue from     $11,268     $  7,921     $ 1,596     $ 2,031     $ 1,756   $ 1,185   $14,620     $11,137
External         -------     --------     -------     -------     -------   -------   -------     -------
Customers


Depreciation     $   440     $    410     $   113     $   114    $    122   $   121   $   675     $   645
and              -------     --------     -------     -------    --------   -------   -------     -------
Amortization


Segment          $   862     $  1,367     $    91     $   440    $   (173)  $  (245)  $   780     $ 1,562
Income before    -------     --------     -------     -------    ---------  -------   -------     -------
provision  for
Income  Taxes


Segment Assets   $39,220     $ 29,940     $ 6,344     $ 6,447     $ 6,375   $ 5,562   $51,939     $41,949
                 -------     --------     -------     -------     -------   -------   -------     -------

Expenditures     $ 1,588     $  1,210     $    23     $   122     $    133  $   297   $ 1,744     $ 1,629
for PP&E         -------     --------     -------     -------     --------  -------   -------     -------
---------------------------------------------------------------------------------------------------------

        The following is revenue by product line for Advanced Ceramic Operations for the quarter ended June 30:

                                        2002           2001
                                     --------      --------
                  Semiconductor      $    279      $    372
                  Armor                 5,816         3,031
                  Orthodontics          1,837         2,245
                  Other                 3,336         2,273
                                     --------      --------
                                     $ 11,268      $  7,921
                                     ========      ========

                                    Six Months Ended June 30,

                 Advanced Ceramic Ops     Semicon Associates   Thermo Materials         TOTAL
---------------------------------------------------------------------------------------------------
                     2002         2001       2002       2001      2002     2001      2002      2001
---------------------------------------------------------------------------------------------------
Revenue from     $ 22,791     $ 16,156    $ 3,087    $ 3,972   $ 3,420  $ 2,958   $29,298   $23,086
External         --------     --------    -------    -------   -------  -------   -------   -------
Customers


Depreciation     $    884     $    810    $   226    $   219   $   250  $   203   $ 1,360   $ 1,232
and              --------     --------    -------    -------   -------  -------   -------   -------
Amortization


Segment          $  1,823     $  2,534    $   164    $   805   $  (316) $   (78)  $ 1,671   $ 3,261
Income before    --------     --------    -------    -------   -------  -------   -------   -------
provision for
Income Taxes


Expenditures     $  3,497     $  2,099    $    43    $   262   $   378  $   610   $ 3,918   $ 2,971
for PP&E         --------     --------    -------    -------   -------  -------   -------   -------
---------------------------------------------------------------------------------------------------


        The following is revenue by product line for Advanced Ceramic Operations for the six months ended June 30:

                                     2002           2001
                                 --------        -------
               Semiconductor     $    531        $ 1,313
               Armor               12,467          5,996
               Orthodontics         3,891          4,113
               Other                5,902          4,734
                                 --------        -------
                                 $ 22,791        $16,156
                                 ========        =======

                    Segment Disclosures for Net Sales by Area

                           Three Months Ended June 30,

               Advanced Ceramic Ops  Semicon Associates  Thermo Materials        TOTAL
-----------------------------------------------------------------------------------------
                   2002      2001      2002       2001     2002     2001     2002    2001
-----------------------------------------------------------------------------------------
U.S. Net Sales      73%       60%        9%        13%       6%       7%      88%     80%

Western              4%        4%        2%         4%       1%       1%       7%      9%
Europe Net
Sales

Asia Net Sales      ---        3%       ---         1%       4%       2%       4%      6%

Israel Net          ---        4%       ---        ---      ---      ---      ---      4%
Sales

Canada Net
Sales               ---       ---       ---        ---       1%       1%       1%      1%

Other               ---       ---       ---        ---      ---      ---      ---     ---
                -------   -------   -------    -------  -------  -------  ------- -------

Total Net           77%       71%       11%        18%      12%      11%     100%    100%
Sales           =======   =======   =======    =======  =======  =======  ======= =======
-----------------------------------------------------------------------------------------


                            Six Months Ended June 30,

                Advanced Ceramic Ops    Semicon Associates    Thermo Materials       TOTAL
-----------------------------------------------------------------------------------------------
                   2002        2001       2002       2001       2002     2001     2002    2001
-----------------------------------------------------------------------------------------------
U.S. Net Sales      74%         58%         8%        13%         6%       9%      88%     80%

Western              3%          5%         2%         3%         1%       1%       6%      9%
Europe Net
Sales

Asia Net Sales       1%          2%         1%         1%         4%       2%       6%      5%

Israel Net          ---          5%        ---        ---        ---      ---      ---      5%
Sales

Canada Net
Sales               ---         ---        ---        ---        ---       1%      ---      1%


Other               ---         ---        ---        ---        ---      ---      ---     ---
                -------      ------      -----      -----     ------   ------   ------  ------

Total Net           78%         70%        11%        17%        11%      13%     100%    100%
Sales           =======      ======      =====    =======     ======   ======   ======  ======
-----------------------------------------------------------------------------------------------

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

         The Company believes that the insurance carrier's claim is without merit and is vigorously defending against this claim. The case is in the early stage of discovery and no trial date has been set. The complaint does not state the amount of legal expenses for which reimbursement is sought, but the Company believes that the resolution of this matter will not have a material adverse effect on the financial condition, results of operations and/or cash flow of the Company.

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

         Since first being notified of these issues on March 27, 2002, the Company voluntarily stopped producing its original SAPI design and has been actively working with the Government to understand the quality and testing issues and to resolve the status and disposition of the SAPI plates in question. The Company has completed the development of a modified design for its ceramic SAPI armor plates. Independently performed tests by the Government's designated testing laboratory of the modified design have been successful and the "first article" (initial production parts) of this modified design was approved in June 2002. In July 2002, the Company received a $5.3 million delivery order from the U.S. Army for its newly designed, robust small arms protective inserts (SAPI) Design II. Shipments began in July 2002 and are expected to be completed during the fourth quarter of 2002.

         The Company has entered into warranty discussions with the Government regarding certain of the SAPI plates shipped in December 2001, and first quarter 2002. The Company has proposed that the military return individual lots over a period of time for reworking and upgrading to incorporate certain improved features of the recently approved SAPI design. Although these discussions are ongoing and have not been finalized, the Company currently estimates it will cost approximately $650,000 to rework and upgrade the SAPI plates under discussion and has set up a warranty reserve in that amount recorded in the second quarter ended June 30, 2002. The charge was booked into cost of goods sold.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

         Preliminary Note Regarding Forward-Looking Statements
         -----------------------------------------------------

         This Quarterly Report on Form 10-Q contains statements which may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934. One generally can identify forward-looking statements by the use of forward-looking terminology such as "believes," "may," "will," "expects," "intends," "estimates," "anticipates," "plans," "seeks," or "continues," or the negative thereof or variations thereon or similar terminology. Forward-looking statements regarding future events and the future performance of the Company involve risks and uncertainties that could cause actual results to differ materially. These risks and uncertainties are described in
         Note 8, "Commitments and Contingencies", of Condensed Notes to Consolidated Financial Statements at page 14 of this report, and in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as filed with the Securities and Exchange Commission, under "Item 1-Business", including the section therein entitled "Risk Factors", and "Item 7-Management's Discussion and Analysis of Financial Condition and Result of Operations".

         Results of Operations for the Three and Six Months Ended June 30, 2002
         ----------------------------------------------------------------------

         Reference is made to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001, for an analysis and detailed discussion of the Company's financial condition and results of operations for the period covered by that report.

         Net Sales. Net sales for the three months ended June 30, 2002 were
         ---------
         $14.6 million. This represents an increase of 32%, or $3.5 million, from the corresponding quarter of the prior year. For the six months ended June 30, 2002, net sales were $29.3 million, an increase of 27%, or $6.2 million from the prior year's six months.

         Advanced Ceramic Operations in Costa Mesa, California, had net sales for the quarter of $11.3 million representing an increase of $3.3 million, or 42% over the comparable prior year quarter. The primary reason for this improvement was an increase of $2.8 million, or 92%, in sales of ceramic armor for defense customers, compared to the second quarter of 2001, due to orders received in the fourth quarter of 2001, and first and second quarters of 2002 from the U.S.
         Department of Defense for lightweight body armor for military personnel. Also, net sales of automotive ceramic products during the three months ended June 30, 2002 increased by $1.2 million, or four times over the year-ago quarter due to increasing demand by diesel truck manufacturers for ceramic components for diesel engines to decrease their warranty cost. These increases were partially offset by a $.4 million decrease in sales for ceramic orthodontic brackets due to the Company's customer, 3M Unitek, reducing its inventory supply, as well as a decrease of $.1 million in sales of semiconductor components due to continued weakness in that market.

         For the six months period, sales at the Company's Advanced Ceramic Operations were $22.8 million, representing an increase of $6.6 million, or 41%, over the comparable prior year period. The primary reasons for the improvement were an increase of $6.5 million in ceramic armor for defense customers, and a $1.9 million increase in ceramic components for diesel engines due to the same reasons stated above under the quarter-to-quarter comparison. The major offset was an $.8 million decrease in sales of semiconductor components due to the weakness of that market. Sales of ceramic orthodontic brackets decreased $.2 million for the same reason stated above under the quarter-to-quarter comparison. Sales of all other product lines decreased by $.9 million in the aggregate compared with last year's comparable period due to weaknesses in other industrial wear product businesses.

         The Company believes that the rapid growth in sales of ceramic components for diesel engine components has been due, in part, to an effort by diesel truck manufacturers to sell as many diesel trucks as possible prior to October 1, 2002, when new, stricter federal environmental regulations become effective. As a result, the Company expects that sales of ceramic components for diesel engines will decline substantially in the fourth quarter of 2002.

         The Company's Semicon Associates division in Lexington, Kentucky, posted a sales decrease of $.4 million for the second quarter, and a six month decrease of $.9 million as compared to the prior year periods. The sales decrease reflect lower bookings of incoming orders in the first quarter of 2002 versus the year-ago period. In the second quarter ended June 30, 2002, bookings of incoming orders were 57% higher than the first quarter of 2002, but still lower than the year-ago period by 15%. The trend for the remainder of the year in sales is anticipated to be lower than the previous year by 15% due to cutbacks in the communication industries.

         The Company's Thermo Materials division in Scottdale, Georgia, posted a sales increase for the quarter of $.6 million, and a six months increase of $.5 million as compared to the prior year periods. The increases in both periods were mainly due to incoming sales orders for fused silica ceramic for the tempered glass making industry.

         International sales have been, and are expected to continue to be an important part of the Company's business. International sales were 12% of total sales for the quarter and first six months of 2002 as compared to 20% in each of the prior year periods. The main reasons for the decline in international sales was a large shipment of product to Israel in the prior year's second quarter and six months' period that did not reoccur in the current year's periods, and to increases in domestic sales in both the second quarter and first six months of 2002, compared to the same periods of 2001.

         Gross Profit. The Company's gross profit was $3.0 million, or 21% of
         ------------
         sales, for the second quarter ended June 30, 2002, compared to $3.3 million, or 30% of sales, for the prior year's second quarter. For the six months ended June 30, 2002, gross profit was $5.9 million, or 20% of sales, compared to $7.1 million, or 31% of sales, in the first six months of 2001.

         The Company's Advanced Ceramic Operations in Costa Mesa, California, posted gross profit of $2.5 million for the quarter ended June 30, 2002, compared to $2.6 million, or a 4% decrease over the year ago quarter. For the six months ended June 30, 2002, gross profit was $4.9 million compared to $5.3 million, or an 8% decrease over the year ago period. The results were mainly due to the following for both the second quarter and six month periods ended June 30, 2002 as compared to the year-ago periods: The Company has entered into warranty discussions with the Government regarding certain of the small arms protective inserts (SAPI) plates shipped in December 2001 and first quarter 2002 (see Commitments and Contingencies, Note 8 on page 14). The Company has proposed that the military return individual lots over a period of time for reworking and upgrading to incorporate certain improved features of the recently government-approved SAPI design. Although these discussions are ongoing and have not been finalized, the Company currently estimates it will cost approximately $650,000 to rework and upgrade the SAPI plates under discussion and has set up a warranty reserve in that amount, recorded in the second quarter ended June 30, 2002. The charge was booked into cost of goods sold. Also, the Company recently leased a new facility containing approximately 41,000 square feet, most of which will be used for manufacturing, and it will take several quarters to fully utilize the cost of this additional capacity and realize the same level of economies of scale as were achieved in 2001. In late June 2002, the product group for ceramic orthodontic brackets moved into the new facility and more product groups are planned to move in the next two quarters. Currently, the Company is experiencing poorer product yields and other manufacturing inefficiencies (as compared to the year-ago periods) as production capacities are being significantly increased to meet rising demand for personnel armor and diesel engine components. Consequently, gross profit margins have decreased in the first six months of 2002 as compared to 2001, but are expected to improve gradually thereafter if the mix of product remains relatively the same.

         Semicon Associates in Lexington, Kentucky, posted gross profit of $.3 million compared to $.7 million, or a 57% decrease over the year ago quarter. For the six month periods, gross profit was $.5 million compared to $1.2 million, or a 58% decrease over the year ago period. The decreases for both the second quarter and six month periods are attributed to a decline in revenue volume and to less capacity utilization resulting in higher cost of sales. The Company expects the trend of gross profit as a percent of sales to be lower for the remainder of the year because of the lowered sales volume, and the lag time to decrease fixed and variable cost quickly.

         Thermo Materials in Scottdale, Georgia, posted gross profit of $.2 million compared to $.1 million, or a 100% increase from the year ago quarter. For the six month period, gross profit was at $.5 million for both the current and the year-ago period. The increase in the quarter-over-quarter amount is due to less scrap and rework. The year-over-year comparison is the same gross profit in dollars; however, the current six months period has a lower gross profit margin due to higher than expected scrap, product replacement and rework than the year-ago period. The Company anticipates that in the following quarters, gross profit as a percent of sales will increase as volume and efficiencies increase.

         Selling Expenses. Selling expenses were $.5 million for the quarter,
         ----------------
         and $1.0 million for the six months ended June 30, 2002. The above compares to prior year amounts of $.5 million for the quarter, and $1.1 million for the six months period. Salary and benefit increases were offset by lower commission expenses than in the prior year periods.

         General and Administrative Expenses. General and Administrative
         -----------------------------------
         expenses were $1.1 million for the quarter, and $2.3 million for the six months ended June 30, 2002. The above compares with prior year amounts of $1.2 million for the quarter and $2.5 million for the six months period. Salary and benefit increases were offset by a decrease of bonus accrual because of less profit than in the prior year periods.

         Research and Development. The Company's research and development
         ------------------------
         efforts consist primarily of ongoing application engineering in response to customer requirements, and the research and development of new materials technology and products. These efforts are directed to the creation of new products, the modification of existing products to fit specific customer needs, and the development of enhanced ceramic process technology.

         Expenses for the second quarter ended June 30, 2002 and 2001 for Research and Development were $.5 million and $.1 million, respectively, and for the six months period ended June 30, 2002 and 2001 were $1.0 million and $.5 million, respectively. The expenses over the prior year periods are related to increases in research and development in ceramic technology, and for the new design of personnel armor plates for the U.S. Army. The expenses for both years are related to wages for engineering, technicians and production personnel, materials, outside services, small tools and travel. In addition, approximately $.3 million for the second quarter and $.4 million for the six months period are cost related to research and development that are included in cost of sales due to Small Business Innovation Research
         (SBIR) grants, which are recorded as sales.

         In addition, the company historically has and continues to engage in application engineering to improve and reduce the cost of production and to develop new products. These costs are expensed as incurred and are included in cost of product sales by the engineering department.

         Other Income. Other income was $33,000 for the quarter and $93,000 for
         ------------
         the six months ended June 30, 2002. The above compares to prior year amounts of

         $106,000 for the quarter and $217,000 for the six month period. The major cause for the decrease in both the quarter and six month periods was a reduction in interest income due to less cash reserves.

         Interest Expense
         ----------------

         Interest expense was $20,000 for the quarter as compared to $7,000 in the year-ago quarter. For the six month period, interest expense was $32,000 compared to $14,000 in the year-ago period. The increases were due to increased cash borrowings.

         Income Taxes
         ------------

         The provision for income taxes for the quarter is 35% compared to a 20% rate in the year-ago period. For the six month period, the rate is 35% compared to 25% for the year-ago period. The change in the provision percentage is due to the complete utilization of net operating loss carryforwards in 2001.

         Net Income. Reflecting all of the matters discussed above, net income
         ----------
         was $.5 million (or $0.06 per share basic and diluted) for the quarter ended June 30, 2002, and $1.1 million (or $0.13 basic and $0.12 diluted) for the six months ended June 30, 2002.

         Liquidity and Capital Resources
         -------------------------------

         The Company generally meets its operating and capital requirements for cash flow from operating activities and borrowings under its credit facilities.

         On May 16, 2002, the Company increased from $4.0 million to $7.5 million its revolving credit agreement with Comerica Bank. As of June 30, 2002, the Company has borrowed $1.5 million for operating needs. The need to increase the credit line is because of expansion needs in the present and future growth of the Company. Under a separate credit facility with Comerica Bank, the Company entered into a $500,000 capital equipment loan agreement during the third quarter of 1999. The term of the loan is for 60 months with no prepayment penalty, and as of June 30, 2002, this loan balance is $208,000.

         The Company's net cash position decreased by $.7 million during the six months ended June 30, 2002, compared to a decrease of $2.6 million in the six months ended June 30, 2001. An important component of this change was the Company's investment of $4.0 million in purchase of machinery, equipment and leasehold improvements in the current year, compared to $3.0 million in 2001, to continue to expand production capacity primarily at the Company's Advanced Ceramic Operations in Costa Mesa and Irvine, California. Another main component was the current net income of $1.1 million compared to the year-ago period of $2.4 million in net income. The above was partially offset by net borrowings from the credit line of $1.5 million in the current period as compared to none in the prior year.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------

         The Company is exposed to market risks related to fluctuations in interest rates on its debt. Currently, the Company does not utilize interest rate swaps, forward or option contracts on foreign currencies or commodities, or other types of derivative financial instruments. The purpose of the following analysis is to provide a framework to understand the Company's sensitivity to hypothetical changes in interest rates as of June 30, 2002.

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

         As of June 30, 2002, the Company's debt consisted of a $208,000 capital equipment loan at a fixed interest rate of 8.18% due July 28, 2004, and a bank line of credit of $1,544,000 for operating requirements. The bank line of credit interest rate is at prime (4.75% as of June 30, 2002). The carrying amount is a reasonable estimate of fair value as the rate of interest paid on the note and revolving credit facility approximates the current rate available for financing with similar terms and maturities.

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

         The Company believes that the insurance carrier's claim is without merit and is vigorously defending against this claim. The case is in the early stage of discovery and no trial date has been set. The complaint does not state the amount of legal expenses for which reimbursement is sought, but the Company believes that the resolution of this matter will not have a material adverse effect on the financial condition, results of operations and/or cash flow of the Company.

Item 2.  N/A

Item 3.  N/A

Item 4.  Submission of Matter to Vote of Security Holders
         ------------------------------------------------

         The following matters were voted upon at the Annual Meeting of Stockholders held on July 29, 2002.

         (A) The following seven persons were elected as Directors of the Company to serve until the next annual meeting of stockholders or until their successors are elected and have qualified:

        -----------------------------------------------------------
                                      NUMBER OF SHARES
        -----------------------------------------------------------
                                 FOR           AUTHORITY WITHHELD
        -----------------------------------------------------------
        J. P. Moskowitz       6,930,918              231,011
        -----------------------------------------------------------
        R. A. Alliegro        7,111,532               50,397
        -----------------------------------------------------------
        E. Bagdasarian        7,111,532               50,397
        -----------------------------------------------------------
        F. Edelstein          7,110,832               51,097
        -----------------------------------------------------------
        W. D. Godbold, Jr.    7,111,532               50,397
        -----------------------------------------------------------
        C. D. Johnson         7,111,532               50,397
        -----------------------------------------------------------
        M. L. Lohr            7,111,532               50,397
        -----------------------------------------------------------

         (B) The amendment to increase the number of shares of Common Stock authorized for issuance by 100,000 shares to 1,050,000 shares of Common Stock under the Company's 1994 Stock Incentive Plan was approved.

                Votes:
                -----
                           For                        6,866,577
                           Against                      257,702
                           Abstain                       37,650
                           Broker Non-Votes                -0-

Item 5.  N/A

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

(a)      Exhibits:

         99.1 Certification of Periodic Report by Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         99.2 Certification of Periodic Report by Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

CERADYNE, INC.

By:      s/Howard F. George
         ------------------
         Howard F. George
         Vice President
         Chief Financial Officer
         (Principal Financial and Accounting Officer)



Dated:   August 14, 2002

                                Index to Exhibits
                                -----------------

Exhibit  Description
-------  -----------
99.1 Certification of Periodic Report by Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification of Periodic Report by Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.