Form 10-Q
period 2002-09-30
CERADYNE INC
filed 2002-11-13
CIK 18937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File No. 000-13059

CERADYNE, INC.

(Exact name of Registrant as specified in its charter)

Delaware	33-0055414

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3169 Redhill Avenue, Costa Mesa, CA	92626

(Address of principal executive)	(Zip Code)

Registrant’s telephone number, including area code (714) 549-0421

N/A

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

Yes	☒	No	☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2002

Common Stock, $.01 par value	8,512,411 Shares

 Page 1 of 25 Pages

CERADYNE, INC.

CERADYNE, INC.

FORM 10-Q
FOR THE QUARTER ENDED

September 30, 2002

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

The Financial Statements included herein have been prepared by Ceradyne, Inc. (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information normally included in the Financial Statements prepared in accordance with accounting principles generally accepted in the United States has been omitted pursuant to such rules and regulations.  However, the Company believes the disclosures are adequate to make the information presented not misleading.  All adjustments have been made which are, in the opinion of management, necessary to a fair statement of the results of the interim periods presented.  The Financial Statements should be read in conjunction with the Financial Statements and notes thereto included in the Company’s Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 on Form 10-K for the fiscal year ended December 31, 2001, as filed with the Securities and Exchange Commission on March 27, 2002.

CERADYNE, INC.
CONSOLIDATED BALANCE SHEETS
ASSETS
(Amounts in thousands)

	September 30, 2002	December 31, 2001
	(Unaudited)

CURRENT ASSETS
Cash and cash equivalents	$186	$1,017
Accounts receivable, net of allowances for doubtful accounts of approximately $116 and $101 at September 30, 2002 and December 31, 2001, respectively	9,029	8,305
Other receivables	259	215
Inventories	17,114	14,581
Production tooling	3,319	2,889
Prepaid expenses and other	2,424	1,689
Deferred tax asset	793	1,728

TOTAL CURRENT ASSETS	33,124	30,424

PROPERTY, PLANT & EQUIPMENT, at cost
Land	422	422
Buildings and improvements	1,851	1,851
Machinery and equipment	34,841	30,126
Leasehold improvements	4,100	3,224
Office equipment	3,445	3,291
Construction in progress	380	1,067

	45,039	39,981
Less accumulated depreciation	(26,084)	(23,965)

	18,955	16,016

COSTS IN EXCESS OF NET ASSETS ACQUIRED net of accumulated amortization of $2,406 at September 30, 2002 and December 31, 2001, respectively	1,511	1,511
TOTAL ASSETS	$53,590	$47,951

See accompanying condensed notes to
Consolidated Financial Statements.

CERADYNE, INC.
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS’ EQUITY
(Amounts in thousands, except share data)

	September 30, 2002	December 31, 2001
	(Unaudited)

CURRENT LIABILITIES
Bank line of credit	$2,232	$—
Current portion of long-term debt	100	100
Accounts payable	5,385	5,361
Accrued expenses:
Payroll and payroll related	1,500	1,320
Other	818	476
Warranty reserve	650	—

TOTAL CURRENT LIABILITIES	10,685	7,257

LONG-TERM DEBT, NET OF CURRENT PORTION	83	158
DEFERRED REVENUE	67	270
DEFERRED TAX LIABILITY	609	609
SHAREHOLDERS’ EQUITY
Common stock, $.01 par value, Authorized - 12,000,000 shares, Outstanding - 8,512,411 shares and 8,402,705 shares at September 30, 2002 and December 31, 2001 respectively	40,039	39,298
Retained Earnings	2,107	359

TOTAL SHAREHOLDERS’ EQUITY	42,146	39,657

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$53,590	$47,951

See accompanying condensed notes to
Consolidated Financial Statements.

CERADYNE, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except share data)

	THREE MONTHS ENDED September 30,		NINE MONTHS ENDED September 30,

	2002	2001	2002	2001

	(Unaudited)		(Unaudited)
NET SALES	$14,300	$10,178	$43,598	$33,264
COST OF PRODUCT SALES	11,058	7,377	34,466	23,375

Gross profit	3,242	2,801	9,132	9,889

COST OF PRODUCT SALES
Selling	514	497	1,504	1,554
General and administrative	1,233	1,200	3,514	3,667
Research and development	506	302	1,537	838

	2,253	1,999	6,555	6,059

Income from operations	989	802	2,577	3,830

OTHER INCOME (EXPENSE):
Royalty income	55	45	140	125
Interest income	3	35	11	172
Interest expense	(31)	(6)	(64)	(20)
Miscellaneous	2	1	25	31

	29	75	112	308

Income before provision for income taxes	1,018	877	2,689	4,138

PROVISION FOR INCOME TAXES	356	219	941	1,034

NET INCOME	$662	$658	$1,748	$3,104

BASIC INCOME PER SHARE	$0.08	$0.08	$0.21	$0.37

DILUTED INCOME PER SHARE	$0.08	$0.08	$0.20	$0.36

See accompanying condensed notes to
Consolidated Financial Statements.

CERADYNE, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Amounts in thousands)

	NINE MONTHS ENDED SEPTEMBER 30,

	2002	2001
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$1,748	$3,104
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Depreciation and amortization	2,119	1,853
Deferred income taxes	935	—
Gain on equipment disposal	—	(12)
Change in operating assets and liabilities:
Accounts receivable, net	(724)	(2,015)
Other receivables	(44)	(194)
Inventories	(2,533)	(3,695)
Production tooling	(430)	(664)
Prepaid expenses and other	(735)	343
Accounts payable	24	798
Accrued expenses	522	414
Warranty reserve	650	—
Deferred revenue	(203)	67

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,329	(1)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(5,058)	(5,118)

Proceeds from sale of equipment	—	68

NET CASH USED IN INVESTING ACTIVITIES:	(5,058)	(5,050)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	741	482
Payments on long-term debt	(75)	(75)
Net proceeds from bank line of credit	2,232	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	2,898	407

DECREASE IN CASH AND CASH EQUIVALENTS	(831)	(4,644)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,017	6,656

CASH AND CASH EQUIVALENTS, END OF PERIOD	$186	$2,012

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$63	$20

Income taxes paid	$14	$253

See accompanying condensed notes to Consolidated Financial Statements

CERADYNE, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002
(Unaudited)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the Consolidated Financial Statements and Notes to Financial Statements included in Ceradyne’s Annual Report on Form 10-K for the year ended December 31, 2001.

2.	Inventories

Inventories are valued at the lower of cost (first in, first out) or market.  Inventory costs include the cost of material, labor and manufacturing overhead.  The following is a summary of the inventory components as of September 30, 2002 and December 31, 2001 (in thousands):

	SEPTEMBER 30, 2002	DECEMBER 31, 2002

Raw Materials	$9,743	$8,143
Work-In-Process	6,522	5,616
Finished Goods	849	822

Total Inventories	$17,114	$14,581

3.	Recent Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets”.  SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, “Intangible Assets”.  This pronouncement addresses, among other things, how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements.  Goodwill would no longer be amortized but would be assessed at least annually for impairment using a fair value methodology.  The Company adopted this statement for all goodwill and other intangible assets acquired after June 30, 2001 and for all existing goodwill and other intangible assets beginning January 1, 2002.  Upon adoption of this standard on January 1, 2002 the Company ceased recording amortization of goodwill, which resulted in an increase to gross income of $50,000 for the third quarter 2002 and $150,000 for the nine month period ended September 30, 2002.  The effect on earnings per share, both basic and diluted as reported, is an increase of two cents per share for the nine months ended September 30, 2002 as compared to the prior year and one cent per share for the three months ended September 30, 2002.  Other than ceasing the amortization of goodwill, the Company does not anticipate that the adoption of SFAS 142 will have a significant effect on the financial position or the results of operations, as the Company’s review at the end of the third quarter ended September 30, 2002 of the financial statements denoted no impairment of existing goodwill.

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

The following is a summary of the number of shares entering into the computation of net income per common and common equivalent share:

	THREE MONTHS ENDED SEPTEMBER 30		NINE MONTHS ENDED SEPTEMBER 30

	2002	2001	2002	2001

Weighted average number of shares outstanding	8,512,411	8,363,611	8,474,562	8,331,458
Dilutive stock options and common stock warrants	256,201	358,083	243,568	344,731

Number of shares used in diluted computations	8,768,612	8,721,694	8,718,130	8,676,189

5.	Long Term Debt

Capital equipment loan bearing interest at 8.18% APR. Payable in monthly installments of $8,333, expiring July 2004.	$183,000
Less: current portion	(100,000)

Long term debt	$83,000

In addition to the capital equipment loan, the Company also has a bank line of credit. The Company may borrow up to $7,500,000 with interest on borrowings charged at the bank’s prime rate (4.75 percent at September 30, 2002).  The bank line of credit had an outstanding balance at September 30, 2002 of approximately $2,232,000.  Pursuant to the bank line of credit, the Company is subject to certain covenants, which include, among other things, the maintenance of tangible net worth, quick assets to current liabilities ratio, and total liabilities to tangible net worth ratio.  At September 30, 2002, the Company was in compliance with these covenants. The lender was granted a security interest in substantially all of the Company’s assets.

6.	Disclosure About Segments of an Enterprise and Related Information

The Company serves its markets and manages its business through three divisions, each of which has its own manufacturing facilities and administrative and selling functions.  The Company’s Advanced Ceramic Operations, located in Costa Mesa and Irvine, California, primarily produces armor and orthodontic products, components for semiconductor equipment, and houses the Company’s sintering and reaction bonding of silicon nitride (SRBSN) research and development activities.  The Company’s cathode development and production are handled through its Semicon Associates division located in Lexington, Kentucky.  Fused silica products, including missile radomes, are produced at the Company’s Thermo Materials division located in Scottdale, Georgia.

Ceradyne’s manufacturing structure is summarized in the following table:

FACILITY LOCATION	PRODUCTS

Advanced Ceramic Operations	• Semiconductor Equipment Components
Costa Mesa and Irvine, California	• Lightweight ceramic armor
Approximately 126,000 square feet	• Orthodontic ceramic brackets
• Ceralloy® 147 SRBSN wear parts
• Precision ceramics
• Ceralloy® 147 SRBSN diesel/automotive engine parts
• Research and Development

Semicon Associates	• Microwave ceramic-impregnated dispenser cathodes
Lexington, Kentucky	• Ion laser ceramic-impregnated dispenser cathodes
Approximately 35,000 square feet	• Samarium cobalt magnets

Thermo Materials	• Glass tempering rolls (fused silica ceramics)
Scottdale, Georgia	• Metallurgical tooling (fused silica ceramics)
Approximately 85,000 square feet	• Missile radomes (fused silica ceramics)
• Castable and other fused silica product

Ceradyne, Inc.
Segment Disclosures
(Amounts in thousands)

Three Months Ended September 30,

	Advanced Ceramic Ops		Semicon Associates		Thermo Materials		TOTAL

	2002	2001	2002	2001	2002	2001	2002	2001

Revenue from External Customers	$10,469	$6,555	$1,493	$1,684	$2,338	$1,939	$14,300	$10,178

Depreciation and Amortization	$532	$385	$113	$115	$114	$121	$759	$621

Segment Income before Provision for Income Taxes	$943	$767	$130	$376	$(55)	$(266)	$1,018	$877

Segment Assets	$40,096	$30,879	$6,384	$6,378	$7,110	$5,996	$53,590	$43,253

Expenditures for PP&E	$823	$1,903	$154	$86	$163	$158	$1,140	$2,147

The following is revenue by product line for Advanced Ceramic Operations for the quarter ended September 30:

	2002	2001

Semiconductor	$452	$187
Armor	4,512	2,313
Orthodontics	1,791	1,902
Other	3,714	2,153

	$10,469	$6,555

Ceradyne, Inc.
Segment Disclosures
(Amounts in thousands)

Nine Months Ended September 30,

	Advanced Ceramic Ops		Semicon Associates		Thermo Materials		TOTAL

	2002	2001	2002	2001	2002	2001	2002	2001

Revenue from External Customers	$33,261	$22,711	$4,580	$5,656	$5,757	$4,897	$43,598	$33,264

Depreciation and Amortization	$1,416	$1,195	$338	$334	$365	$324	$2,119	$1,853

Segment Income before Provision for Income Taxes	$2,765	$3,301	$295	$1,181	$(371)	$(344)	$2,689	$4,138

Expenditures for PP&E	$4,320	$4,002	$197	$348	$541	$768	$5,058	$5,118

The following is revenue by product line for Advanced Ceramic Operations for the nine months September 30:

	2002	2001

Semiconductor	$982	$1,499
Armor	16,979	8,309
Orthodontics	5,682	6,015
Other	9,618	6,888

	$33,261	$22,711

Segment Disclosures for Net Sales by Area

Three Months Ended September 30,

	Advanced Ceramic Ops		Semicon Associates		Thermo Materials		TOTAL

	2002	2001	2002	2001	2002	2001	2002	2001

U.S. Net Sales	70%	57%	9%	14%	9%	11%	88%	82%
Western Europe Net Sales	2%	6%	1%	2%	2%	2%	5%	10%
Asia Net Sales	1%	0%	0%	1%	5%	5%	6%	6%
Israel Net Sales	0%	1%	0%	0%	0%	0%	0%	1%
Canada Net Sales	0%	0%	0%	0%	1%	1%	1%	1%
Other	0%	0%	0%	0%	0%	0%	0%	0%

Total Net Sales	73%	64%	10%	17%	17%	19%	100%	100%

Nine Months Ended September 30,

	Advanced Ceramic Ops		Semicon Associates		Thermo Materials		TOTAL

	2002	2001	2002	2001	2002	2001	2002	2001

U.S. Net Sales	73%	58%	9%	13%	7%	10%	89%	81%
Western Europe Net Sales	2%	5%	1%	3%	1%	1%	4%	9%
Asia Net Sales	1%	1%	1%	1%	4%	3%	6%	5%
Israel Net Sales	0%	3%	0%	0%	0%	0%	0%	3%
Canada Net Sales	0%	1%	0%	0%	1%	1%	1%	2%
Other	0%	0%	0%	0%	0%	0%	0%	0%

Total Net Sales	76%	68%	11%	17%	13%	15%	100%	100%

7.	Legal Proceedings

The Company is, from time to time, involved in various legal and other proceedings that relate to the ordinary course of operating its business, including, but not limited to, employment-related actions and workers’ compensation claims.

On December 21, 2001, the Company was served with a complaint filed by the Company’s insurance carrier in the Superior Court of California in Santa Ana, California.  The complaint sought a declaration that the Company was obligated to reimburse the insurance carrier for defense expenses that the insurance carrier has or will pay on behalf of the Company’s prior lessor.  The lessor was sued by an employee of the Company alleging he contracted chronic beryllium disease while employed at the lessor’s facility in the 1980’s.  In August 2002, the Company’s insurance carrier settled the underlying action on behalf of the lessor and the employee’s action was dismissed against the lessor.  Additionally, the Company and the insurance carrier entered into a settlement agreement whereby the Company agreed to pay a total of $12,000 of the defense costs incurred by the former lessor, and the insurance carrier agreed to pay the balance of the defense costs incurred by the former lessor. Under the settlement agreement, the Company also agreed that the insurance carrier will not be obligated, under specific insurance policies previously issued by the carrier to the Company, to pay the costs of defense which the Company is contractually obligated to pay relating to any future claim by the Company’s former lessor for indemnification from the Company. The settlement agreement does not, however, release the insurance carrier from any claims for the liability component of any future claim by the former lessor for indemnity from the Company. Neither the Company nor the insurance carrier admitted any allegations or contentions of the other. The Company is not aware of any other claims for which the Company’s former lessor may seek indemnification from the Company.

8.	Commitments and Contingencies

The U.S. Government Defense Logistics Agency (DLA) notified the Company on March 27, 2002, that 3 lots of Ceradyne’s small arms protective inserts (SAPI) for light weight ceramic armor shipped in January 2002 failed to pass ballistics “reverification” tests by the Government’s designated independent commercial testing laboratory.  During the period of December 2001 through March 27, 2002, the Company had shipped approximately $5.1 million under its existing contract with the DLA.  Subsequent to March 27, 2002, the DLA directed the independent testing laboratory to perform “reverification” testing and $3.4 million of the shipments were not in testing compliance.

Since first being notified of these issues on March 27, 2002, the Company voluntarily stopped producing its original SAPI design and has been actively working with the Government to understand the quality and testing issues and to resolve the status and disposition of the SAPI plates in question.  The Company has completed the development of a modified design for its ceramic SAPI armor plates.  Independently performed tests by the Government’s designated testing laboratory of the modified design have been successful and the “first article” (initial production parts) of this modified design was approved in June 2002.  In July 2002, the Company received a $5.3 million delivery order from the U.S. Army for its newly designed, robust small arms protective inserts (SAPI) Design II. Shipments began in July 2002 and are expected to be complete during the fourth quarter of 2002.

On August 7, 2002, the Company signed an amendment to the contract with the Government regarding certain of the SAPI plates shipped in December 2001, and the first quarter 2002.  The amendment requires that the Company correct or replace at its expense all supplies of the product that did not meet the original contractual requirements. The warranty items are to be delivered over the period from October 2002 through June 2003.  The Company estimates the cost to rework and upgrade the SAPI plates at approximately $650,000 and set up a warranty reserve in that amount, recorded in the second quarter ended June 30, 2002 against cost of goods sold.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Preliminary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains statements which may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934.  One generally can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “may,” “will,” “expects,” “intends,” “estimates,” “anticipates,” “plans,” “seeks,” or “continues,” or the negative thereof or variations thereon or similar terminology.  Forward-looking statements regarding future events and the future performance of the Company involve risks and uncertainties that could cause actual results to differ materially.  These risks and uncertainties are described in Note 8,  “Commitments and Contingencies”, of Condensed Notes to Consolidated Financial Statements at page 14 of this report, and in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as filed with the Securities and Exchange Commission, under “Item 1-Business”, including the section therein entitled “Risk Factors”, and “Item 7-Management’s Discussion and Analysis of Financial Condition and Result of Operations”.

Results of Operations for the Three and Nine Months Ended September 30, 2002

Reference is made to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, for an analysis and detailed discussion of the Company’s financial condition and results of operations for the period covered by that report.

Net Sales.  Net sales for the three months ended September 30, 2002 were $14.3 million. This represents an increase of 40%, or $4.1 million, from the corresponding quarter of the prior year.  For the nine months ended September 30, 2002, net sales were $43.6 million, an increase of 31%, or $10.3 million from the prior year’s nine months.

Advanced Ceramic Operations in Costa Mesa, California, had net sales for the quarter of $10.5 million representing an increase of $3.9 million, or 60% over the comparable prior year quarter. The primary reason for this improvement was an increase of $2.2 million in sales of ceramic armor for defense customers, compared to the third quarter of 2001, due to orders received in the fourth quarter of 2001, and first and second quarters of 2002 from the U.S. Department of Defense for lightweight body armor for military personnel.  Also, net sales of automotive ceramic products during the quarter ended September 30, 2002 increased by $2.0 million over the year-ago quarter due to increasing demand by diesel truck manufacturers for ceramic components for diesel engines to decrease their warranty cost. Net sales of semiconductor components during the quarter ended September 30, 2002 increased by $265,000. These increases were partially offset by a $.1 million decrease in sales for ceramic orthodontic brackets due to the Company’s customer, 3M Unitek, reducing its inventory supply, as well as a decrease of $.6 million in sales of industrial wear products due to weakness in that market. Sales of all other product lines increased by $.1 million in the aggregate compared to last year’s third quarter period.

For the nine month period, sales at the Company’s Advanced Ceramic Operations were $33.3 million, representing an increase of $10.6 million, or 46%, over the comparable prior year period.  The primary reasons for the improvement were an increase of $8.7 million in ceramic armor for defense customers, and a $4.4 million increase in ceramic components for diesel engines due to the same reasons stated above under the quarter-to-quarter comparison.  The major offsets were a $1.6 million decrease in sales of industrial wear products and a decrease in sales of $.5 million of semiconductor components due to the weakness of those markets. Sales of ceramic orthodontic brackets decreased $.3 million for the same reason stated above under the quarter-to-quarter comparison.  Sales of all other product lines decreased by $.1 million in the aggregate compared with last year’s comparable period due to general weaknesses in these lines.

The Company believes that the rapid growth in sales of ceramic components for diesel engine components has been due, in part, to an effort by diesel truck manufacturers to sell as many diesel trucks as possible prior to October 1, 2002, when new, stricter federal environmental regulations become effective.  As a result, customers have reduced their orders and the Company expects that sales of ceramic components for diesel engines will decline approximately 50% in the fourth quarter of 2002 when compared to the third quarter ended September 30, 2002.

The Company’s Semicon Associates division in Lexington, Kentucky, posted a sales decrease of $.2 million for the third quarter, and a nine month decrease of $1.1 million as compared to the prior year periods.  The sales decrease reflects lower bookings of incoming orders in the second quarter of 2002 versus the year-ago period.  In the third quarter ended September 30, 2002, bookings of incoming orders totaled $2.9 million which were 120% higher than the second quarter of 2002, and 5% higher than the year-ago period.  The trend for the fourth quarter’s sales is anticipated to be lower than the previous year due to cutbacks in the communication industries.

The Company’s Thermo Materials division in Scottdale, Georgia, posted a sales increase for the quarter of $.4 million to $2.3 million, and a nine month increase of $.9 million to $5.8 million as compared to the prior year periods.  The increases in both periods were mainly due to incoming sales orders for fused silica ceramic for the tempered glass making industry.

International sales have been, and are expected to continue to be an important part of the Company’s business. International sales for the third quarter 2002 decreased by $.1 million to $1.7 million or 12% of total sales from $1.8 million, or 19% of sales in the corresponding period of the prior year. For the nine month period ended September 30, 2002, international sales decreased by $1.2 million to $5.1 million or 12% of total sales, from $6.3 million, or 19% of total sales in the corresponding period of the prior year. The main reasons for the decline in international sales was a large shipment of product to Israel in the prior year’s second quarter that did not reoccur in the current year’s period, and to increases in domestic sales in both the third quarter and first nine months of 2002, compared to the corresponding periods of 2001.

Gross Profit.  The Company’s gross profit was $3.2 million, or 23% of sales, for the third quarter ended September 30, 2002, compared to $2.8 million, or 28% of sales, for the prior year’s third quarter.  For the nine months ended September 30, 2002, gross profit was $9.1 million, or 21% of sales, compared to $9.9 million, or 30% of sales, in the first nine months of 2001.

The Company’s Advanced Ceramic Operations in Costa Mesa, California, posted gross profit of $2.6 million for the quarter ended September 30, 2002, compared to $2.1 million, or a 23% increase over the year ago quarter.  For the nine months ended September 30, 2002, gross profit was $7.5 million compared to $7.4 million, or an 1% increase over the year ago period.  The results were mainly due to the increased shipments of armor products for both the third quarter and nine month periods ended September 30, 2002 as compared to the year-ago periods. However, the increase in gross profit was offset by the warranty provision for SAPI plates that was recorded in the second quarter 2002. The Company entered into warranty discussions with the Government regarding certain of the small arms protective inserts (SAPI) plates shipped in December 2001 and first quarter 2002 (see Commitments and Contingencies, Note 8 on page 14).  As a result of those discussions, the Company in August 2002 signed an amendment to the contract with the Government regarding certain of the SAPI plates shipped in December 2001, and first quarter 2002.  The amendment requires that the Company correct or replace at its expense all supplies of the product that did not meet the original contractual requirements. The amendment calls for the Government to return individual lots over a period of time for reworking and upgrading to incorporate certain improved features of the recently government-approved SAPI design II. The Company estimates the cost to rework and upgrade the SAPI plates at approximately $650,000 and set up a warranty reserve in that amount, recorded in the second quarter ended June 30, 2002 against cost of goods sold.  Also, the Company recently leased a new facility containing approximately 41,000 square feet, most of which will be used for manufacturing, and it will take several quarters to fully utilize the cost of this additional capacity and realize the same level of economies of scale as were achieved in 2001. In late June 2002, the product group for ceramic orthodontic brackets moved into the new facility and in October 2002, the automotive product group was moved. The armor products group is planned to move in the first quarter of 2003.  Currently, the Company is experiencing poorer product yields and other manufacturing inefficiencies (as compared to the year-ago periods) as production capacities are being significantly increased to meet rising demand for ceramic armor for defense customers and diesel engine components.  Consequently, gross profit margin percentages have decreased in the first nine months of 2002 as compared to 2001, but are expected to improve gradually thereafter if the mix of product remains relatively the same.

Semicon Associates in Lexington, Kentucky, posted third quarter gross profit of $327,000 compared to $614,000, or a 47% decrease over the year ago quarter.  For the nine month period, gross profit was $.8 million compared to $1.9 million, or a 58% decrease over the year ago period.  The decreases for both the third quarter and nine month periods are attributed to a decline in revenue volume and to less capacity utilization resulting in higher cost of sales.  The Company expects the trend of gross profit as a percent of sales to be lower for the fourth quarter 2002 because of the lower sales volume, and the lag time to decrease fixed and variable costs quickly.

Thermo Materials in Scottdale, Georgia, posted third quarter gross profit of $323,000 compared to $76,000, or a 325% increase from the year ago quarter.  For the nine month period, gross profit was at $785,000 compared to $603,000, or a 30% increase over the year ago period. The increase in gross profit in both the third quarter and nine month periods was due to more efficient manufacturing methods resulting in less scrap and rework.

Selling Expenses.  Selling expenses were $.5 million for the quarter, and $1.5 million for the nine months ended September 30, 2002, which are essentially unchanged from the comparable periods of last year.  Salary and benefit increases were offset by lower commission expenses than in the prior year periods.

General and Administrative Expenses.  General and Administrative expenses for the third quarters ended September 30, 2002 and 2001 were $1.2 million for both periods. For the nine month periods ended September 30, 2002 and 2001 they were $3.5 million and $3.7 million, respectively.  Salary and benefit increases were offset by a decrease of bonus amounts because of a reduction in profit compared to the prior year period.

Research and Development.  The Company’s research and development efforts consist primarily of ongoing application engineering in response to customer requirements, and the research and development of new materials technology and products.  These efforts are directed to the creation of new products, the modification of existing products to fit specific customer needs, and the development of enhanced ceramic process technology.

Expenses for the third quarters ended September 30, 2002 and 2001 for Research and Development were $.5 million and $.3 million, respectively, and for the nine month periods ended September 30, 2002 and 2001 were $1.5 million and $.8 million, respectively.  The expenses over the prior year periods are related to increases in research and development in ceramic technology, and for the new design of personnel armor plates for the U.S. Army.  The expenses for both years are related to wages for engineering, technicians and production personnel, materials, outside services, small tools and travel.  In addition, approximately $.2 million for the third quarter and $.7 million for the nine month period are costs related to research and development that are included in cost of sales due to Small Business Innovation Research (SBIR) grants, which are recorded as sales.

In addition, the Company historically has and continues to engage in application engineering to improve and reduce the cost of production and to develop new products.  These costs are expensed as incurred.

Other Income. Other income was $60,000 for the quarter and $176,000 for the nine months ended September 30, 2002.  The above compares to prior year amounts of $81,000 for the quarter and $328,000 for the nine month period.  The major cause for the decrease in both the quarter and nine month period was a reduction in interest income due to less cash reserves and lower interest rates.

Interest Expense.  Interest expense was $31,000 for the quarter as compared to $6,000 in the year-ago quarter.  For the nine month period, interest expense was $64,000 compared to $20,000 in the year-ago period.  The increases were due to increased cash borrowings.

Income Taxes.  The provision for income taxes for the quarter and the nine months ended September 30, 2002 was 35% compared to a 25% rate in the year ago periods. The lower tax rate in 2001 was the result of the Company’s complete recognition for financial statement purposes of all net operating loss carryforwards in 2001.

Net Income.  Reflecting all of the matters discussed above, net income was $.7 million (or $0.08 per share basic and diluted) for the quarter ended September 30, 2002, and $1.7 million (or $0.21 basic and $.20 diluted) for the nine months ended September 30, 2002.

Liquidity and Capital Resources

The Company generally meets its operating and capital requirements for cash flow from operating activities and borrowings under its credit facilities.

On May 16, 2002, the Company increased from $4.0 million to $7.5 million its revolving credit facility with Comerica Bank.  As of September 30, 2002, the Company borrowed $2.2 million for operating needs.  The credit line was increased to fund the present and future growth of the Company. Under a separate credit facility with Comerica Bank, the Company entered into a $500,000 capital equipment loan agreement during the third quarter of 1999.  The term of the loan is for 60 months with a prepayment penalty, and as of September 30, 2002, this loan balance is $183,000.

The Company’s net cash position decreased by $.8 million during the nine months ended September 30, 2002, compared to a decrease of $4.6 million in the nine months ended September 30, 2001.  An important component of this change was the Company’s investment of $5.1 million in purchase of machinery, equipment and leasehold improvements in both the current year and in the prior year comparable period, to continue to expand production capacity primarily at the Company’s Advanced Ceramic Operations in Costa Mesa and Irvine, California.  Another major factor was the current nine months’ net income of $1.7 million compared to the year-ago period of $3.1 million in net income.  The above was partially offset by net borrowings from the credit line of $2.2 million in the current period as compared to none in the prior year.

Management believes that current cash and cash equivalents on hand, as well as cash generated from operations and the ability to borrow under the existing credit facilities, will be sufficient to finance anticipated capital and operating requirements for at least the next 12 months.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risks related to fluctuations in interest rates on its debt.  Currently, the Company does not utilize interest rate swaps, forward or option contracts on foreign currencies or commodities, or other types of derivative financial instruments.  The purpose of the following analysis is to provide a framework to understand the Company’s sensitivity to hypothetical changes in interest rates as of September 30, 2002.

The Company utilized fixed rate debt financing during 1999 primarily for the purpose of acquiring manufacturing equipment.  For fixed rate debt, changes in interest rates generally affect the fair market value of the debt instrument, but not the Company’s earnings or cash flows.  The Company does not have an obligation to prepay fixed rate debt prior to maturity, and as a result, interest rate risk and changes in fair market value should not have a significant impact on the fixed rate debt until the Company would be required to refinance such debt.  The fair market value estimates for debt securities are based on discounting future cash flows utilizing current rates offered to the Company for debt of the same type and remaining maturity.

As of September 30, 2002, the Company’s debt consisted of a $183,000 capital equipment loan at a fixed interest rate of 8.18% due July 28, 2004, and a bank line of credit of $2,232,000 for operating requirements.  The bank line of credit interest rate is at prime (4.75% as of September 30, 2002).  The carrying amount is a reasonable estimate of fair value as the rate of interest paid on the note and revolving credit facility approximates the current rate available for financing with similar terms and maturities.

Item 4.	Controls and Procedures

Within the 90 days preceding the date of this quarterly report on Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer evaluated the Company’s disclosure controls and procedures to assess whether they are effective in ensuring that information which is required to be disclosed in this report is, in fact, properly and accurately recorded, processed, summarized and reported in a timely basis.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have each concluded that those controls and producers were effective in making known to them and other management employees the material information needed to prepare and make timely decisions regarding disclosures required in this report.

The Chief Executive Officer and Chief Financial Officer did not find, during their evaluation, any significant deficiencies or material weaknesses that would require corrective actions to be taken with respect to the Company’s internal controls. There have been no significant changes in the Company’s internal controls or in other factors since the date of their evaluation that could significantly affect those internal controls.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is, from time to time, involved in various legal and other proceedings that relate to the ordinary course of operating its business, including, but not limited to, employment-related actions and workers’ compensation claims.

On December 21, 2001, the Company was served with a complaint filed by the Company’s insurance carrier in the Superior Court of California in Santa Ana, California.  The complaint sought a declaration that the Company was obligated to reimburse the insurance carrier for defense expenses that the insurance carrier has or will pay on behalf of the Company’s prior lessor.  The lessor was sued by an employee of the Company alleging he contracted chronic beryllium disease while employed at the lessor’s facility in the 1980’s.  In August 2002, the Company’s insurance carrier settled the underlying action on behalf of the lessor and the employee’s action was dismissed against the lessor.  Additionally, the Company and the insurance carrier entered into a settlement agreement whereby the Company agreed to pay a total of $12,000 of the defense costs incurred by the former lessor, and the insurance carrier agreed to pay the balance of the defense costs incurred by the former lessor. Under the settlement agreement, the Company also agreed that the insurance carrier will not be obligated, under specific insurance policies previously issued by the carrier to the Company, to pay the costs of defense which the Company is contractually obligated to pay relating to any future claim by the Company’s former lessor for indemnification from the Company. The settlement agreement does not, however, release the insurance carrier from any claims for the liability component of any future claim by the former lessor for indemnity from the Company. Neither the Company nor the insurance carrier admitted any allegations or contentions of the other. The Company is not aware of any other claims for which the Company’s former lessor may seek indemnification from the Company.

Item 2.	N/A

Item 3.	N/A

Item 4.	N/A

Item 5.	N/A

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits:

99.1 Certification of Periodic Report by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2 Certification of Periodic Report by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CERADYNE, INC.

By:	/S/ JERROLD J. PELLIZZON

Jerrold J. Pellizzon Vice President Chief Financial Officer (Principal Financial and Accounting Officer)

Dated:	November 13, 2002

Certification of Principal Executive Officer

I, Joel P. Moskowitz, Chief Executive Officer of Ceradyne, Inc., certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Ceradyne, Inc.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is  made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 13, 2002

/s/ JOEL P. MOSKOWITZ

Joel P. Moskowitz Chief Executive Officer

Certification of Principal Financial Officer

I, Jerrold J. Pellizzon, Chief Financial Officer of Ceradyne, Inc., certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Ceradyne, Inc.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and          maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is  made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 13, 2002

/s/ JERROLD J. PELLIZZON

Jerrold J. Pellizzon Chief Financial Officer

Index to Exhibits

Exhibit	Description

99.1	Certification of Periodic Report by Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Periodic Report by Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.