Form 10-K
period 2002-12-31
CERADYNE INC
filed 2003-03-31
CIK 18937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ending December 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No fee required)

For the transition period from _______ to _______

Commission File No. 000-13059

CERADYNE, INC.

(Exact name of Registrant as specified in its charter)

Delaware	33-0055414

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3169 Red Hill Avenue, Costa Mesa, California 92626

(Address of principal executive offices)

Registrant’s telephone number, including area code:  (714) 549-0421

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes ☐	No ☒

The aggregate market value (based on the closing price at which stock was sold) of the voting shares held by non-affiliates of the registrant as of March 17, 2003 was $57,594,241.

As of March 17, 2003, the number of shares of the registrant’s Common Stock outstanding was 8,577,734.

DOCUMENTS INCORPORATED BY REFERENCE:  None

PART I

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Forwarding-looking statements inherently are subject to risks and uncertainties, some of which we cannot predict or quantify.  Our actual results may differ materially from the results projected in the forward-looking statements.  Factors that might cause such a difference include, but are not limited to, those discussed in “Item 1 - Business,” including the section therein entitled “Risk Factors,” and in “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  You generally can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “may,” “will,” “expects,” “intends,” “estimates,” “anticipates,” “plans,” “seeks,” or “continues,” or the negative thereof or variations thereon or similar terminology.

Item 1.     Business

Introduction

Ceradyne, Inc. (“Ceradyne” or the “Company”) develops, manufactures and markets advanced technical ceramic products and components for industrial, defense, consumer, microwave communications and automotive applications.  In many high performance applications, products made of advanced technical ceramics meet specifications that similar products made of metals or plastics cannot achieve.  Advanced technical ceramics can withstand extremely high temperatures, combine hardness with light weight, are highly resistant to corrosion and wear, and have excellent electrical insulation capability and other special electronic properties.

Ceradyne’s technology was originally developed primarily for defense and aerospace applications which have historically represented a substantial portion of its business.  However, the Company has diversified its product lines based on the development of new ceramic materials’ applications for domestic and international markets.  The Company continues to serve its historical customer base which accounts for a substantial portion of Ceradyne’s business.

The Company derives a portion of its revenues from its traditional products, lightweight ceramic armor for military helicopters and microwave tube products.  However, newer products developed or being developed by the Company for defense, industrial and consumer applications represent an increasing share of its business.  Examples of these newer products include (i) lightweight ceramic armor vests for military personnel; (ii) a translucent ceramic orthodontic bracket, which is sold to Unitek Corporation, a subsidiary of 3M, under an exclusive marketing agreement and marketed by Unitek under its brand name “Clarity”, (iii) silicon nitride advanced technical ceramic components (cam rollers) used in diesel engines, (iv) wear resistant components for industrial machinery, such as paper making equipment, made from the Company’s Ceralloy® 147 silicon nitride advanced technical ceramic;  (v) missile nose cones or radomes for the defense industry, (vi) large corrosion resistant ceramic components sold to semiconductor equipment manufacturers and (vii) supplying lightweight ceramic armor systems components which will be incorporated into the Ford Lincoln Town Car Ballistic Protection Series (BPS).

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

MATERIALS	MELTING POINT (DEGREES FAHRENHEIT)	HARDNESS (VICKERS SCALE)	CHEMICAL RESISTANCE TO ACIDS	ELECTRICAL PROPERTIES	DENSITY (GMS PER CC)

Advanced technical ceramics	2,500 to 6,900	1,600 to 7,000	Excellent	From conductors to excellent insulators	2.5 to 4.5
High strength alloy steel	2,500 to 2,700	250 to 900	Fair	Conductors	7.0 to 9.0
High performance plastics	275 to 750	5 to 10	Good to Excellent	Good to excellent insulators	1.0 to 2.0

Ceramics such as earthenware, glass, brick and tile have been made for centuries and are still in common use today.  The inertness and lasting qualities of ceramics are illustrated by the artifacts uncovered intact in modern times.  Almost all traditional ceramics, including those of ancient times, were based on clay.  In recent years, significant advances have been made in ceramic technology through the application of specialized processes to produce man-made ceramic powders.  In the 1950’s and 1960’s, developments in aluminum oxide and other oxides provided ceramics that were excellent electrical insulators and were capable of withstanding high temperatures.  In the 1970’s, these and other developments resulted in the ability to manufacture advanced technical ceramics with great strength at elevated temperatures and reduced brittleness, historically a primary limitation of ceramics.  The products that have emerged from these advances are known as advanced technical (or structural) ceramics.

The properties of advanced technical ceramics present a compelling case for their use in a wide array of applications.  However, manufacturing costs associated with the production of these materials need to be reduced in order to accelerate the use of advanced technical ceramics as a direct replacement for metals, plastics or other ceramics.  A portion of these costs is related to the need for diamond grinding finished components to exacting tolerances.  Industry cost reduction efforts have included the production of blanks or feed stock to “near net shape” configurations, thus reducing the need for final finishing.  Manufacturers are also seeking to reduce costs through the use of high volume automated processing and finishing equipment and techniques, and to achieve economies of scale in areas such as powder processing, blank fabrication, firing, finishing and inspection.

Ceradyne Strategy

The Company’s strategy is to capitalize on its existing technologies, developed originally for defense and aerospace applications, and to broaden its product and customer base through increased marketing efforts, both domestically and internationally.  The Company is focusing on additional customer requirements for existing products, and on emerging markets and products which require or can benefit from the physical, chemical or electronic properties of advanced technical ceramics.  To support this strategy, the Company’s Advanced Ceramic Operations in Costa Mesa, California created a new Research & Development Department in early 1998 to focus on new materials’ technology.

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

Approximately 77% of the Company’s sales and production originate at its west coast facility in Costa Mesa, California. The Company is seeking to reduce its operating and production costs including energy, logistics, occupancy and other costs incurred in California by establishing a manufacturing center and relocating some of its California production operations to an area in the United States that is less expensive. The Company is presently investigating a relocation strategy that would enable it to effectively move some of its operations out of California.

The Company is attempting to reduce its production costs and levels of work in process and finished goods inventory by implementing and employing Demand Flow® Technology (DFT). DFT is a scalable, mathematically-based business strategy, specifically designed to allow manufacturers to respond faster and more efficiently to the needs of their customers and the marketplace. Its primary purpose is to increase the flow of goods in a manufacturing environment to lower costs and gain efficiencies.

In addition to the Company’s strategy to leverage its existing technologies, the Company expects much of its future growth to come from products which are currently in early production or still in development. There can be no assurances, however, that products still under development will be successfully completed, or that any of these newer products, including those already in production, will achieve wide market acceptance.  See “Risk Factors”.  The following table illustrates these newer and planned products and the markets for which they are intended.

MARKET OPPORTUNITY	TECHNICAL DEMANDS OF MARKET	CERADYNE’S STRATEGIC RESPONSE

INDUSTRIAL
Corrosion resistant non-oxide ceramics for use as semiconductor equipment chamber components that handle wafers.

The industry has historically used silicon metal, quartz, and aluminum oxide ceramics to fabricate chamber components.  Next generation equipment may have operating conditions that may deteriorate currently used materials in some sections.

Ceradyne is supplying high density and high purity nitride and carbide ceramic components to the semiconductor wafer processing equipment companies.  Ceradyne’s R&D group is continually working with semiconductor equipment suppliers to tailor Ceradyne’s ceramic materials to meet new equipment requirements.

Wear resistant components required on the rubbing or cutting surfaces of industrial machinery, such as in paper making equipment, centrifuges, and cutting tool inserts.

Failure of industrial equipment is often caused by premature wearing out of surfaces due to abrasive action.  Examples include paper making where the pulp slurry runs at 5000 feet per minute, or in metal cutting where as much as .125 inch depth of cut are removed in a single pass.

Ceralloy ® 147 Sintered Reaction Bonded Silicon Nitride (SRBSN) industrial wear parts and cutting tool inserts are designed to replace hard metal or even oxide ceramic wear surfaces, resulting in great productivity, quality and longer “uptime”.

DEFENSE
Lightweight armor for military personnel.

As tactical conflicts as well as terrorist and other activities result in the increased use of automatic weapons, it has become necessary to stop bullets as great as a .50 caliber machine gun round.  However, vests or other armor must be light enough in weight to allow freedom of movement without undue fatigue.

Ceradyne has developed IMP/ACT™ (Improved Multihit Protection/Advanced Composite Technology) to improve the performance of Ceralloy ® 546 (boron carbide) in body armor and other military applications.  Further research is focused on flexible armor solutions utilizing Ceralloy ® 146 (silicon carbide) and Ceralloy ® 147 (silicon nitride).

Missile nose cones (radomes).

Next generation defensive missiles (Standard Missile Block IV and Block IVA and Patriot PAC-3) will be required to fly at extremely high velocities, tight turning radii, and severe weather conditions.  These operating conditions may preclude the use of conventional polymer materials.

The Company’s advanced technical ceramic radomes are designed to address demanding specifications of next generation missile nose cones.

Lightweight appliqué armor for ground combat vehicles.

The increased necessity for worldwide military police actions and rapid response peacekeeping missions is driving the military vehicle force to lightweight systems that are air transportable.  These vehicles must provide armor protection beyond their original design specification, which can only be met through the addition of lightweight modular armor appliqué.

New armor development initiatives at Ceradyne are focused on a low cost, durable modular armor kit technology called Ramtech™ that can be added to many different vehicles.  Multi-hit protection is provided against 7.62mm, 12.7mm and 14.5mm armor piercing ammunition.

CONSUMER
Orthodontic brackets

Traditional stainless steel orthodontic ceramic brackets are often considered unsightly.  Substitute clear plastic materials can be weak and may stain.  Some orthodontic patients prefer aesthetically pleasing brackets which can be affixed to each tooth to support the archwire.

Ceradyne’s Transtar ® translucent orthodontic brackets are inert, pick up the color of the patient’s teeth and allow the orthodontist to correct the patient’s bite.  The Company and its marketing partner, 3M/Unitek, introduced an enhanced version of this ceramic bracket in 1996, which is marketed by Unitek under the brand name “Clarity”.

AUTOMOTIVE
Heavy duty diesel engine valve train components and high-pressure fuel pump components.

In order to achieve diesel engine life of one million miles and automobile engine life of over 125,000 miles without major maintenance, it may be necessary to replace metal engine components with longer lasting, lighter weight, higher temperature resistant ceramic parts at acceptable unit costs.

Ceradyne’s Ceralloy ® 147 SRBSN is a candidate for a variety of engine components including cam rollers, fuel pump parts and other wear components.  The Company is in production of cam rollers for diesel engines and rollers for fuel pumps.  Ceradyne continues prototype development with a number of engine and fuel systems manufacturers worldwide to expand the application of its cam roller products.

As part of the Company’s strategy, management has and intends to further establish additional sales representative and distributor relationships, particularly in international markets.  The Company will also seek to develop strategic product development or marketing relationships with other manufacturing companies or key customers whose expertise, marketing or financial resources will assist the Company in accomplishing these objectives.  See “Risk Factors”.

Strategic Relationships

The Company has established two strategic relationships which have been, and the Company expects will continue to be, important factors in the Company’s efforts to develop and expand its advanced technical ceramic technology into new products and markets.  These relationships are described below.

Ford Motor Company Joint Development Program.  Ceradyne completed a series of transactions with the Ford Motor Company (“Ford”) in March 1986 with a long-term objective of developing ceramic components for automobiles.  Key to this venture was the transfer of technology developed by Ford relating to technical ceramics, including a portfolio of United States and corresponding foreign patents and patent applications, and the investment by Ford of $10 million in the Company in exchange for Common Stock which eventually resulted in an ownership interest in Ceradyne of approximately 14.6%.  Ford and the Company also entered into a joint development program pursuant to which Ceradyne has been applying its experience and expertise in technical ceramics to develop this technology into commercial products with a view to eventually develop components for automobile engines.  The technology acquired from Ford and the efforts of this joint development program have led to the development of Ceradyne’s Ceralloy® 147 sintered reaction bonded silicon nitride (SRBSN) advanced technical ceramic, from which the Company now produces a line of industrial wear components and has a line of components for use in diesel engines and fuel pumps.  In January 2003, Ford sold its entire remaining ownership interest in Ceradyne of 927,300 shares to mutual funds and private investment funds associated with Needham & Company, Inc. The Company continues to maintain a good relationship with Ford and has been selected by Ford to supply lightweight ceramic armor system components which will be incorporated into the Lincoln Town Car Ballistic Protection Series.

3M/Unitek Orthodontic Bracket Joint Program.  In March 1986, Ceradyne entered into a joint development and supply agreement with Unitek Corporation, a subsidiary of Minnesota Mining and Mfg (“3M/Unitek”) for the development of a translucent ceramic bracket for orthodontic appliances commonly known as braces.  Under this agreement, 3M/Unitek, which is a major manufacturer of stainless steel orthodontic brackets, provided Ceradyne with information regarding the functional specifications and properties which ceramic brackets would be required to satisfy.  Based on this information and utilizing its experience with translucent ceramics originally produced by Ceradyne for defense electronic countermeasure applications, Ceradyne developed, and in 1987 began manufacturing, translucent ceramic brackets.  These brackets cosmetically blend with the natural color of the patient’s teeth while performing the structural functions formerly performed by traditional stainless steel brackets.

Ceradyne and 3M/Unitek have obtained and jointly own two United States patents covering the basic use of translucent ceramics for an orthodontic bracket. 3M/Unitek has an exclusive right to market brackets based on this technology until 2007.

Market Applications

The Company’s products can be categorized by the table below which represents principal market applications they address in percent of total sales.

	Year Ended December 31,

	2002	2001	2000

Industrial	27%	33%	34%
Defense	44%	29%	33%
Consumer	12%	18%	14%
Microwave Tube Products	8%	17%	16%
Automotive	9%	3%	3%

TOTAL	100%	100%	100%

Set forth below is a description of the Company’s principal products itemized by market:

     Industrial

Industrial Wear Components. Ceradyne’s industrial wear components are made primarily of its Ceralloy® 147 sintered reaction bonded silicon nitride (SRBSN).  These SRBSN ceramic components are generally incorporated in industrial machinery where severe abrasive conditions exist which wear out vital components.  The Ceradyne wear resistant parts are used to replace conventional wear materials such as tungsten carbide or ceramics such as alumina or zirconia.  Often these parts are incorporated in high wear areas at the original equipment manufacturer’s plant.  Applications include metal cutting tool inserts, paper making equipment, abrasive blasting nozzles as well as custom applications.

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

Tempered Glass Furnace Components and Metallurgical and Industrial Tooling.  Fused silica ceramic is a ceramic which does not materially expand when heated, nor materially contract when cooled.  It is used to produce industrial tooling components and molds where complicated shapes and dimensions must be maintained over a wide range of temperatures.  Such applications include the forming and shaping of titanium metal, used in the manufacturing of aircraft.  Other applications take advantage of fused silica’s excellent thermal shock resistance and inertness when in contact with glass. These include components for equipment used in the fabrication of flat plate and tempered glass, such as tempering furnace rollers, and contoured shapes such as automobile windshields and architectural glass.  Fused silica ceramic shapes of up to 14 feet in length are produced in the Company’s facility located near Atlanta, Georgia.

     Defense

Lightweight Ceramic Armor.  Ceradyne has developed and currently produces lightweight ceramic armor capable of protecting against threats as great as 14.5mm armor piercing machine gun bullets.  Compared to traditional steel armor plates, Ceradyne’s ceramic armor systems offer weight savings as great as 75% for 7.62mm, 12.7mm and 14.5mm armor piercing projectiles.  Utilizing hot pressed Ceralloy® ceramic, the Company’s armor plates are laminated with either KevlarTM, SpectraTM, fiberglass, zylon or custom hybrid laminates and formed into a wide variety of shapes, structures and components.  Historically, ceramic armor manufactured by the Company has been used principally for military helicopter crew seats and airframe panels.  The Company believes it is a leader in producing lightweight ceramic armor for military helicopters.  Recently, Ceradyne has become a major supplier of lightweight ceramic body armor for the U.S. Army, and is rapidly expanding in new areas that require protection, including ground combat vehicles, marine craft and architectural infrastructure.  See “Risk Factors—We Must Successfully Increase Manufacturing Capacity and Improve Product Yields or Our Gross Margins and Profitability May Suffer.”

The Company received its first production contract for ceramic armor vests for military personnel in January 1995.  This order, from the Defense Logistics Agency of the United States Government, was for $3.5 million in vests, which the Company shipped during 1996.

On March 2, 1998, a U.S. government agency selected Ceradyne to provide certain ceramic armor products over a multi-year period.  The multi-year contract provides for total orders over the 6 year life of the program which could exceed $100 million. The Company was notified in September 2002 that the contract would be extended for at least two more years into 2005. Through December 31, 2002, the Company has received production orders under this program totaling $30 million.  However, there can be no assurances as to the exact quantities or deliveries under this program as the government is not required to purchase any minimum amount and all orders are at the full discretion of the government.  Additionally, in 2002, Ceradyne received further new firm orders for body armor products under two new contracts worth approximately $12.7 million, all of which are scheduled to ship during the first seven months of 2003.

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

     Consumer

Ceramic Orthodontic Brackets. In the orthodontic process of correcting a patient’s tooth alignment, typically small (about 1/4’’) stainless steel brackets are adhered to each individual tooth in order to serve as a guide to the archwire which is the wire that sets into each bracket. The cosmetic appearance of all this metal is often considered quite unattractive.  Ceradyne, together with its marketing partner, 3M/Unitek, have developed and are marketing ceramic orthodontic brackets made of Ceradyne’s translucent ceramic, Transtar®.  The translucency of this ceramic bracket, together with the classic ceramic properties of hardness, chemical inertness and imperviousness, have resulted in a cosmetic substitute for traditional stainless steel brackets.  These products are generally sold as aesthetic alternatives to conventional metal brackets and have been in production since 1987.  Ceradyne and 3M/Unitek introduced a new enhanced ceramic bracket called “Clarity” in October of 1996.  This product has patent protection and offers new features which improve the bracket’s strength and functionality, compared to earlier designs manufactured by the Company.  Comments from orthodontists who have purchased Clarity™ brackets have been positive. The Company believes Clarity™ brackets offer the orthodontist a more robust product that will minimize treatment and chair time while providing superior aesthetic appearance.

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

Samarium Cobalt Permanent Magnets.  The Company’s samarium cobalt magnets are sold as components primarily for microwave tube applications.  Electron beams in microwave tubes generated by the dispenser cathodes described above can be controlled by the magnetic force provided by these powerful permanent magnets.  The magnets are generally small sub-components of microwave traveling wave tubes.

Precision Ceramics.  Ceradyne produces a wide variety of hot pressed Ceralloy® ceramic compositions, precision diamond ground to close tolerances, primarily for microwave tube applications.  The interior cavities of microwave tubes often require ceramic components capable of operating at elevated temperatures and in high vacuums.

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

Ceradyne has produced a number of prototype parts made from Ceradyne’s Ceralloy® 147 silicon nitride for evaluation and testing in internal combustion and diesel engines.  Ceradyne has been producing cam rollers for heavy-duty diesel engines since 1999, and now has sole source contracts with two major engine companies.  Ceradyne also has a sole source contract with a fuel systems manufacturer for components for a light duty diesel fuel pump.  In addition, Ceradyne has development projects in place with a number of engine and fuel systems manufacturers world wide for various ceramic components.  Furthermore, Ceradyne is engaged in a joint development program with Ford to develop ceramic components for automobile engines.  Ford is not obligated to purchase any minimum quantities of components developed under this program and Ceradyne’s efforts in this area are still in the experimental stage with future success greatly dependent on achieving cost reductions while maintaining a high quality level.

Ceramic armor system components for Ford Motor Company. The demand for ballistic protection vehicles has been growing due to ever increasing geopolitical threats. The Company has been selected by Ford Motor Company to supply lightweight ceramic armor systems components which will be incorporated into the Lincoln Town Car Ballistic Protection Series (BPS). The components supplied by Ceradyne will incorporate technology and ballistic protection similar to that developed by the Company for several defense related applications. The introduction of this car culminates two years of working with a Ford-assembled team of experts in ballistic steel, ballistic grade windows and ‘run flat’ tires. Ford is the only domestic original equipment manufacturer (OEM) of armored vehicles, and the Lincoln Town Car BPS is the only armored automobile that provides protection from powerful handgun and high-power rifle rounds compared to only hand gun level protection offered by others.

Marketing and Customers

Each of Ceradyne’s three manufacturing locations maintains an autonomous sales and marketing force promoting their individual products.  The Company has more than 12 employees directly involved in sales and marketing, including a marketing manager located in the United Kingdom who was hired in February, 2000, and a sales manager located in Beijing, China, who was hired in January 2001.  The Company also has agreements with manufacturers’ representatives in the United States and other countries who are compensated as a percent of sales in their territory. Ceradyne is focusing much of its marketing effort outside the United States through direct involvement of senior management personnel from the Company’s U.S. facilities in concert with local manufacturing representatives.  Revenues from export sales represented approximately 13% in 2000, 16% in 2001 and 11% in 2002.

Generally, the Company sells components to contractors or original equipment manufacturers.  To a lesser extent, Ceradyne sells its products directly to the end user.  The Company sells its translucent ceramic orthodontic brackets only to 3M/Unitek pursuant to an exclusive marketing agreement with that customer.  Sales to 3M/Unitek represented approximately 14% of total net sales in 2000, 18% in 2001, and 12% in 2002.  See “Risk Factors—Sales of Our Ceramic Orthodontic Brackets Depend on Our Exclusive Marketing and Sales Relationship with Unitek, a Division of 3M Corporation.”

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

Hot Pressing.  The Company’s hot pressing process is generally used to fabricate ceramic shapes for lightweight ceramic armor and semiconductor equipment components.  Ceradyne has developed and constructed induction heated furnaces capable of operating at temperatures exceeding 4000 °F in inert atmospheres at pressures up to 5000 lbs. per square inch.  This equipment enables Ceradyne to fabricate parts more than 26 inches in diameter, which is considered large for advanced technical ceramics.  Through the use of multiple cavity dies and special tooling, the Company can produce a number of parts in one furnace during a single heating and pressing cycle.

Ceradyne procures its raw materials (fine powders) from several outside suppliers.  After processing by the Company, the powders are either loaded directly into the hot pressing molds or are shaped into pre-forms prior to loading into the hot pressing molds.  The powders are placed in specially prepared graphite tooling, most of which is produced by Ceradyne.  Heat and pressure are gradually applied to the desired level, carefully maintained and finally reduced.  The furnace is removed from the press while cooling to permit the press to be used with another furnace.  For most products, approximately 20 hours are required to perform this cycle.  The resultant ceramic product generally has mechanical, chemical and electrical properties of a quality approaching that only theoretically obtainable.  Almost all products are then finished by diamond grinding to meet precise dimensional specifications.

Sintering of Fused Silica Ceramics.  Sintering of fused silica ceramics is the process Ceradyne uses to fabricate fused silica ceramic shapes for applications in glass tempering furnaces, metallurgical tooling and other industrial uses.  To fabricate fused silica ceramic shapes, fused silica powders are made into unfired shapes through slip casting or other ceramic compaction processes.  These unfired “green” shapes are fired as they move through a continuously operated 150 foot long tunnel kiln at temperatures up to 2500 °F.  The final shapes are often marketed in the “as fired” condition or, in some cases, precision diamond ground to achieve specific dimensional tolerances or surface finishes required by certain customers.  See “Business, Manufacturing Processes-Diamond Grinding”.

Ceramic-Impregnated Dispenser Cathode Fabrication.  Ceramic-impregnated dispenser cathode fabrication is used to produce cathodes for microwave power tube applications.  To produce ceramic-impregnated dispenser cathodes, both tungsten metal powders and ceramic powders are used.  The tungsten metal powders are isostatically pressed in polymer tooling, removed and fired in special atmospheres at temperatures in excess of 4000 °F.  The tungsten billets are machined into precision shapes with exacting tolerances.  The tungsten machined shapes are impregnated with a ceramic composite and fired at high temperatures in special atmospheres.  The ceramic impregnated components are assembled and furnace brazed.

Final processing includes the insertion of a metal heating element within a ceramic insulating compound and the addition of an extremely thin layer of precious metals to the surface.  The Company’s final quality inspection often includes a test of the cathode’s electron emitting capabilities at normal operating temperatures.

Sintering and Reaction Bonding of Silicon Nitride.  The sintering of reaction bonding silicon nitride results in the Company’s Ceralloy® 147 SRBSN, which is used in industrial and automotive applications.  Ceradyne’s SRBSN is based on technology acquired from Ford. See “Strategic Relationships”.  This SRBSN process begins with relatively inexpensive high purity elemental silicon (Si) powders, which contrasts sharply with most other competitors’ manufacturing techniques which start with relatively more expensive silicon nitride (Si3N4) powders.

After additives are incorporated by milling and spray drying, the silicon powders are formed into shapes through conventional ceramic processing such as dry pressing.  These shapes are then fired in a nitrogen atmosphere which converts the silicon part to a silicon nitride part.  At this step (reaction bonding), the silicon nitride is pressure sintered in an inert atmosphere increasing the strength of the component threefold.  As a result of SRBSN processing, the ceramic crystals grow in an intertwining “needle-like” fashion which the Company has named NeedleLokTM.  Ceradyne’s NeedleLokTM structure results in a tough, high fracture energy part.  The process is economical due to the low cost of the starting powders and can be used to produce extremely high production volumes of parts due to the use of conventional pressing processes.

Fabrication of Translucent Ceramics (Transtar®).  Ceradyne produces translucent aluminum oxide (Transtar®) components primarily for use as orthodontic ceramic brackets.  The high purity powders are purchased from outside vendors and processed by dedicated conventional ceramic mechanical dry presses.  The formed blanks are then fired in a segregated furnace in a hydrogen atmosphere at 3272 °F until the ceramics enter into a strong translucent condition.  These fired aesthetic brackets then have certain critical features diamond ground into them.  The final step is a proprietary treatment of the bonding side in order to permit a sound mechanical seal when bound to the patient’s teeth.

Diamond Grinding. Many of Ceradyne’s advanced technical ceramic products must be finished by diamond grinding because of their extreme hardness.  The Company’s finished components typically are machined to tolerances of ±.001 inch and occasionally are machined to tolerances up to ±.0001 inch. To a limited extent, the Company also performs diamond grinding services for customers independently of its other manufacturing processes to specifications provided by the customer.  The Company’s diamond grinding department can perform surface grinding, diameter grinding, ultrasonic diamond grinding, diamond lapping, diamond slicing and honing.  The equipment includes manual, automatic and computer numerically controlled (CNC) grinders.  The CNC grinders have been specially adapted by the Company for precision grinding of ceramic contours to exacting tolerances.

Fabrication of Samarium Cobalt Permanent Magnets.  The fabrication of samarium cobalt permanent magnets results in various magnet shapes which are primarily used in microwave tube applications.  The Company procures premixed samarium cobalt powder either as SmCo5 or Sm2Co17 compositions. The powders are then milled and formed into the final configuration by pressing in a magnetic field using a specially designed magnet press.  These “pre-fire” or “green” magnets are then sintered at 2000 °F in helium or vacuum.  The magnets may then be subsequently diamond ground and characterized as to each individual magnet’s strength.

Raw Materials.  The starting raw materials for Ceradyne’s manufacturing operations are generally fine, man-made powders available from several domestic and foreign sources. The raw materials, such as KevlarTM, graphite, metal components and ceramic powders are readily available from several commercial sources.

Quality Control.  Ceradyne products are made to a number of exacting specifications.  In order to meet both internal quality criteria and customer requirements, the Company has implemented a number of quality assurance and in-process statistical process control programs.  These quality programs are implemented separately at each of Ceradyne’s three manufacturing locations.  The Company’s Thermo Materials Division in Scottdale, Georgia received its ISO 9001 Certification in 1997.  The Company’s Advanced Ceramic Operations in Costa Mesa, California received its ISO 9001 Certification in 1998. Both Certifications have been renewed.

Engineering and Research

Ceradyne’s engineering and research efforts consist of applications engineering in response to customer requirements, in addition to new materials and product development performed by its Research and Development Department.  These efforts are directed toward the creation of new products, the modification of existing products to fit specific customer needs, or the development of enhanced ceramic process technology.  The Company is also engaged in research to develop new products.  Costs associated with application engineering and research are generally expensed as incurred and are included in cost of product sales, or in Research and Development expense. Costs associated with research were approximately $3,610,000 in 2002, $1,580,000 in 2001 and $1,610,000 in 2000.  The totals consist of $2,080,000, $1,083,000, and $1,252,000 from the Research and Development Department, and $1,530,000, $497,000 and $358,000 from the Engineering Department (included in cost of product sales) for the years ended December 31, 2002, 2001 and 2000, respectively.

Competition

Ceradyne competes on the basis of product performance, material specifications, applications engineering capabilities, customer support, reputation and price.  Competitive pressures vary in each specific product market, depending on the product and program.  In many instances, the competitors are well-known companies with greater financial, marketing and technical resources than Ceradyne. Ceradyne intends to continue to focus on selected business areas in which it can exploit its technological, manufacturing and marketing strengths.  Some of Ceradyne’s competitors are divisions of larger companies, with each of Ceradyne’s product lines subject to completely different competitors.  Some of the competitors of the Company include Kyocera Corporation’s Industrial Ceramics Group, Vesuvius, Cercom, CoorsTek, Inc., Spectra-Mat, Armor Holdings, Inc., and others.  In many applications, the Company also competes with manufacturers of non-ceramic materials.  For future automotive applications, there is a wide range of both current and potential domestic and international competitors.  See “Risk Factors—The Advanced Technical Ceramic Markets are Highly Competitive.”

Backlog

Ceradyne records an item as backlog when it receives a contract or purchase order indicating the number of units to be purchased, the purchase price, specifications and other customary terms and conditions.  Ceradyne customarily includes unexercised options as a separate item in its backlog because the purchase orders are given on the basis of the total order, including options.  Total backlog as of December 31, 2002 was approximately $35.7 million, consisting of $34.3 million of firm scheduled orders and $1.4 million of unexercised options.  As of December 31, 2001 total backlog approximated $28.1 million, consisting of $26.4 million of firm scheduled orders and $1.7 million of unexercised options.  Typically, firm orders are scheduled to be initially shipped within 12 to 18 weeks from receipt of order.

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

Two U.S. patents have been issued to the Company relating to translucent ceramics for orthodontic brackets.  The earliest of these patents expires in 2007.  These patents are co-invented and co-owned by Ceradyne and 3M/Unitek.  Ceradyne and 3M/Unitek have granted licenses to eight companies whose ceramic orthodontic brackets infringe the Ceradyne-3M/Unitek patents, wherein those companies pay royalties to Ceradyne and 3M/Unitek based on sales of their orthodontic ceramic brackets for the remaining life of the patents.  See “Risk Factors—We May Be Adversely Affected If We Are Unable To Adequately Safeguard Our Intellectual Property or If We Infringe Others’ Intellectual Property.”

Through its association with Ford, Ceradyne acquired in excess of 80 U.S. patents, of which 4 are still active, and corresponding foreign patents and applications relating to technical ceramics for automotive technology.  The last of these patents will expire in August 2007.  See “Strategic Relationships”.

In addition to the above, Ceradyne has been issued 16 U.S. patents and has 6 patents pending and has applied for corresponding foreign patents in various foreign countries.  The earliest of these patents expires in 2004.

“Ceralloy®”, the name of Ceradyne’s technical ceramics, “Ceradyne®” and the Ceradyne logo, comprising the stylized letters “CD®”, are major trademarks of the Company which have been registered in the United States and various foreign countries.  The Company also has other trademarks, including “Transtar®”, “Semicon®”, “Thermo®”, “Netshape®”, “Defender®”, “NeedleLok™”, and “Ramtech™”.

Employees

At December 31, 2002, Ceradyne employed approximately 435 persons versus 463 in the prior year.  The Company utilizes temporary labor in some of its production operations. Management considers its employee relations to be excellent.  The Company has not experienced difficulty in attracting personnel.  None of the Company’s employees are represented by a labor union.

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

     We Depend Upon Sales to Agencies of the United States Government; We Face the Risk That a Key Government Contract May be Terminated

We have a $35.7 million backlog of orders as of December 31, 2002.  Of this amount, approximately $24.4 million, or 68%, represents orders for defense applications, primarily ceramic armor plates for military personnel.  These orders are closely tied to the level of U.S. defense spending.  Certain contracts for ceramic armor or radomes are directly or indirectly with agencies of the United States government.  Moreover, we anticipate that a significant percentage of our revenues for the foreseeable future will derive from direct or indirect sales to government agencies.

Recently, the U.S. military has been accelerating its program to equip its ground-based combat personnel with ceramic body armor systems. We believe the U.S. military's requirements for ceramic armor plates will continue for an indefinite period of time. However, demand for ceramic armor plates may decline when the number of body armor systems shipped is sufficient to equip front-line troops, if conflicts in the Middle East and other high risk areas subside, or if U.S. defense budget appropriations are reduced. Furthermore, we must win future orders in an open, competitive government bid process to maintain our current level of business.

Under U.S. law, defense-related contracts may be canceled by the government for convenience at any time and without cause. If contracts are cancelled, we receive reimbursement only for the expenses we actually incurred.  Any such cancellations could have material adverse effects on our business, operating results and financial condition. We also operate in a geopolitical climate that is very sensitive and potentially volatile and could contribute to a disruption of orders and production.

     We Must Successfully Increase Manufacturing Capacity and Improve Product Yields or Our Gross Margins and Profitability May Suffer

Recently we have experienced a substantial increase in orders for ceramic armor vests for military personnel and for cam rollers for diesel engines.  We currently expect that demand for these products will require us to increase our production of ceramic armor vests in 2003 over 2002, and increase production of cam rollers in 2003 over 2002.  During 2002, we invested in capital expenditures to increase production capacity for these two products, and we expect to make additional capital expenditures in 2003 to further expand our capacity.  Even with these additions to production capacity there can be no assurance that we will be able to manufacture the required quantities of these products in a timely manner or on a profitable basis.  In order to successfully satisfy customer demand for these products while achieving acceptable profits, we must:

•	Achieve significant manufacturing cost reductions;

•	Add manufacturing capacity and personnel; and

•	Improve product yields.

We have experienced inefficiencies inherent with the rapid ramp up in our manufacturing volumes that put pressure on our gross profit margins in 2002, particularly in the first quarter.  For 2003, we expect gross profit margins to gradually improve as we increase our product yields, manufacturing efficiencies and production processes.  However, there can be no assurance that the gross profit margins we ultimately achieve on higher volumes of these products will be comparable to our historical gross profit margins, especially in the automotive product line of ceramic cam rollers for diesel engines.

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

To effectively manage growth, we must:

•	add manufacturing capacity and personnel;
•	continue to implement and improve our operational, financial and management information systems;
•	develop the management skills of our managers and supervisors;
•	add new management personnel and improve the expertise of existing management personnel; and
•	train, motivate and manage our employees.

Any failure to effectively manage growth could have material adverse effects on our business, operating results and financial condition.

     We Are Considering Relocating Some of Our California Operations; the Move Would Be Expensive and, if Not Managed Properly, Could Adversely Affect Our Business

Ceradyne’s goal is to be a low cost producer of its products. However, certain costs of our California operations continue to increase. The costs of energy, rental of production facilities and logistics are cheaper in other parts of the United States. Consequently, we are investigating the relocation of some of our California manufacturing operations to a location outside of California. Managing this relocation effort will put pressures on our operational, financial and managerial resources.

To effectively manage this relocation effort, we must:

•	reduce, close and move certain manufacturing capacity, equipment and personnel;
•	retain and relocate managerial and production personnel;
•	implement and improve our operational, financial and management information systems in a new location;
•	add new personnel and develop their production skills;
•	add new management personnel and improve the expertise of existing management personnel; and
•	train, motivate and manage our employees.

The relocation will involve substantial expense, including capital expenditures, and could disrupt operations. Any failure to effectively manage this relocation effort could have material adverse effects on our business, operating results and financial condition.

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

     The Advanced Technical Ceramics Markets Are Highly Competitive

The markets for applications of advanced technical ceramics are competitive.  We believe the principal competitive factors in these matters are:

•	product performance;
•	material specifications;
•	application engineering capabilities;
•	customer support;
•	reputation; and
•	price

At present, while we believe that we compete favorably with respect to these factors, this may change.  If we fail to address our competitive challenges, there could be material adverse effects on our business, financial condition and results of operations.

Our competitors include divisions of larger companies and manufacturers of non-ceramic materials.  Many of these competitors, both domestic and international, have greater financial, marketing and technical resources than we do.  Our primary competitors include Kyocera Corporation’s Industrial Ceramics Group, Vesuvius, Cercom, CoorsTek, Inc., Spectra-Mat, Armor Holdings, Inc., and others.  Not only do we compete with many large companies, but each of our product lines compete with completely different companies.

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

     Sales of our Ceramic Orthodontic Brackets Depend on Our Exclusive Marketing and Sales Relationship with Unitek, a Division of 3M Corporation

We developed our translucent ceramic orthodontic bracket pursuant to a joint development agreement with Unitek.  We sell this product only to Unitek pursuant to an exclusive marketing agreement, which expires in 2007.  Consequently, our sales of this product depend entirely on Unitek’s marketing and sales efforts.  We cannot guaranty that Unitek will devote substantial marketing efforts to sales of our orthodontic products, or that Unitek will not reassess its commitment to our technologies or develop its own competitive technologies.  If Unitek fails to actively market our orthodontic brackets, there may be material adverse effects on our business, operating results and financial condition.

     Our International Sales are Subject to Risks Associated with Operating in International Markets

Shipments to customers outside of the United States accounted for approximately 13% of our sales in 2000, 16% in 2001, and 11% in 2002.  We anticipate that international shipments will account for a portion of our sales for the foreseeable future.  Therefore, the following risks associated with international business activities could have material adverse effects on our performance:

•

burdens to comply with multiple and potentially conflicting foreign laws and regulations, including export requirements, tariffs and other barriers, health and safety requirements, and unexpected changes in any of the foregoing;

•	difficulty in obtaining export licenses from the U.S. government;
•	differences in intellectual property protections;
•	longer accounts receivable payment cycles;
•	potentially adverse tax consequences due to overlapping or differing tax structures;
•	fluctuations in currency exchange rates; and
•	risks associated with sales to foreign government agencies similar to the risks associated with dealing with U.S. government agencies.

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

Future international activity may require that we denominate foreign sales in the local currencies of our customers.  In that case, if the U.S. dollar were to become more expensive relative to the currencies of our foreign customers, we would receive fewer U.S. dollars for each unit of foreign currency that we receive when our customers pay us. Therefore, a more expensive U.S. dollar would cause us to incur losses upon the conversion of accounts receivable denominated in foreign currencies.  Such losses could harm our results of operations.

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

     We May be Adversely Affected If We Are Unable to Adequately Safeguard Our Intellectual Property or If We Infringe on Other’s Intellectual Property

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

     We Depend on Ford Motor Company to Sell and Market the Ballistic Protection Series that contains our products. We are Subject to Risks Associated with the Marketing and Sales of these Vehicles.

We rely entirely on the Ford Motor Company’s efforts to sell and market its Lincoln Town Car Ballistic Protection Series (BPS). There can be no assurance that this product will sell in the quantities or levels that Ford has forecasted. Nor is there any assurance that the style and design of this car will be popular with the public. We cannot guaranty that Ford will devote substantial marketing efforts to promote the sales of this product or that Ford will not reassess its commitment to our ceramic technologies or develop its own competitive technologies.  If Ford fails to actively market Lincoln Town Car Ballistic Protection Series, there may be costs that we would be required to expense thus impacting our business and operating results.

Item 2.     Properties

The Company serves its markets from manufacturing facilities in three locations across the United States.  The Company’s Advanced Ceramic Operations, located in Costa Mesa and Irvine, California, primarily produces armor and orthodontic products, components for semiconductor equipment, and houses the Company’s SRBSN research and development activities.  The Company’s cathode development and production are handled through its Semicon Associates division located in Lexington, Kentucky.  Fused silica products, including missile radomes, are produced at the Company’s Thermo Materials division located in Scottdale, Georgia.  The facilities at these locations comprise approximately 126,000, 35,000 and 85,000 square feet, respectively.  The Company’s Costa Mesa, Irvine and Scottdale facilities are held under leases which expire in October 2005, January 2007, and October 2015, respectively.  The Company owns its Lexington, Kentucky facility, which is on a five acre property with room for expansion. The Company is considering realigning its manufacturing facilities and moving part of its California operation to a location outside of California.

Ceradyne’s manufacturing structure is summarized in the following table:

FACILITY LOCATION	PRODUCTS

Advanced Ceramic Operations	•	Semiconductor Equipment Components
Costa Mesa and Irvine, California	•	Lightweight ceramic armor
Approximately 126,000 square feet	•	Orthodontic ceramic brackets
	•	Ceralloy® 147 SRBSN wear parts
	•	Precision ceramics
	•	Ceralloy® 147 SRBSN diesel/automotive engine parts
	•	Research and Development
Semicon Associates	•	Microwave ceramic-impregnated dispenser cathodes
Lexington, Kentucky	•	Ion laser ceramic-impregnated dispenser cathodes
Approximately 35,000 square feet	•	Samarium cobalt magnets
Thermo Materials	•	Glass tempering rolls (fused silica ceramics)
Scottdale, Georgia	•	Metallurgical tooling (fused silica ceramics)
Approximately 85,000 square feet	•	Missile radomes (fused silica ceramics)
	•	Castable and other fused silica products

Item 3.     Legal Proceedings

From time to time, the Company is involved in legal proceedings incidental to its business.  The Company believes that  pending actions, individually and in the aggregate, will not have a material adverse effect on its financial condition, results of operations or cash flows, and that adequate provision has been made for the resolution of such actions and proceedings.

Item 4.     Submission of matters to a vote of security holders

          Not applicable.

MANAGEMENT

Executive Officers of the Registrant.

     The executive officers of the Company as of March l5, 2002 are as follows:

Name	Age	Position

Joel P. Moskowitz.	63	Chairman of the Board, President and Chief Executive Officer
Earl E. Conabee	65	Vice President, and Director of Marketing at Thermo Materials
Jerrold J. Pellizzon	49	Chief Financial Officer, Chief Administrative Officer and Secretary
David P. Reed	48	Vice President, and General Manager of Advanced Ceramic Operations
Bruce Lockhart	40	Vice President, and President of Thermo Materials
Jeff Waldal	38	Vice President, and President of Semicon Associates

     Joel P. Moskowitz co-founded the Company’s predecessor in 1967. He served as President of the Company from 1974 until January 1987, and from September 1987 to the present. Mr. Moskowitz currently serves as Chairman of the Board, President and Chief Executive Officer of the Company, which positions he has held since 1983. Mr. Moskowitz currently serves on the Board of Trustees of Alfred University.  Mr. Moskowitz obtained a B.S. in Ceramic Engineering from Alfred University in 1961 and an M.B.A. from the University of Southern California in 1966.

     Earl E. Conabee joined the Company in July 1985, and has served as Vice President of the Company since June 1986.  Mr. Conabee serves as Vice President of Ceradyne and as Director of Marketing for the Company’s Thermo Materials division, where he is responsible for the overall marketing and sales effort for fused silica ceramics.  Prior to joining the Company, Mr. Conabee served as General Manager of Ceramatec, a manufacturer of technical ceramics, from 1983 to 1985, and as Director of Refinery Operations for Englehard Minerals Corporation from 1973 to 1983.  Mr. Conabee obtained a BS in Ceramic Engineering from Alfred University in 1960.

     Jerrold J. Pellizzon joined the Company in September 2002 and serves as its Chief Financial Officer, Chief Administrative Officer and Corporate Secretary. Prior to joining Ceradyne, Mr. Pellizzon was Chief Executive Officer of DrSoy Nutrition, Inc., from 2000 until 2002. During 1994 through 2000, Mr. Pellizzon served as Chief Operating Officer and Chief Financial Officer of Met-Rx Substrate Technologies.  From 1984 to 1993, Mr. Pellizzon was Chief Financial Officer for Breton Construction, Inc., and served on their executive committee and Board of Directors. Prior to 1984, Mr. Pellizzon held executive and management positions at Duke Timber Construction/Tobin Steel Company and was employed as a C.P.A. in public accounting.   Mr. Pellizzon obtained his BS degree in Economics from U.C.L.A. in 1975.

     David P. Reed joined the Company in November 1983, and has served as Vice President since January 1988.  Mr. Reed is responsible for the operations, finances and marketing of the Company’s Costa Mesa, California operations.  Prior to joining the Company, Mr. Reed served as Manager, Process Engineering for the Industrial Ceramic Division of Norton Co. from 1980 to 1983. Mr. Reed obtained a BS in Ceramic Engineering from Alfred University in 1976 and an M.S. in Ceramic Engineering from the University of Illinois in 1978.

     Bruce Lockhart joined Ceradyne’s Thermo Materials division as its President in September of 2001 after 16 years of varied experience in the ceramic industry, the majority of which was with Thermal Ceramics Inc. in Augusta, Georgia.  Mr. Lockhart was elected a Vice President of Ceradyne in February 2003.  Prior to joining Ceradyne, Bruce’s past experiences included positions as a development engineer, senior R & D engineer, production manager, product marketing manager, and manufacturing manager.  Mr. Lockhart received a B. S. in Ceramic Engineering from Clemson University in 1985 and a Masters in Business Administration from Clemson University in 1990.

     Jeff Waldal  joined Ceradyne’s Semicon Associates division in 1995 as a quality manager, and was promoted to manufacturing manager in 1997 and to President of Semicon in 1999. Mr. Waldal was elected a Vice President of Ceradyne in February 2003. He is currently responsible for the operations, finances and marketing at Semicon Associates. Mr. Waldal began his career as Senior Materials Technician at United Technologies – Pratt & Whitney Aircraft.  Mr. Waldal was employed for eight years at Ladish Company, Inc. as Quality Supervisor and Quality Manager.  Mr. Waldal

currently serves on the Board of Directors as Treasurer for Kentucky Manufacturing Assistance Center and is a member of the University of Kentucky College of Engineering Dean’s Advisory Council.  Mr. Waldal obtained a degree in Non-Destructive Testing from Hutchinson Technology Institute in 1984, and a B.A. in Business Management from the University of Kentucky in 1995, and an M.B.A. from Eastern Kentucky University in 1998.

Officers serve at the discretion of the Board of Directors.

PART II

Item 5.     Market for the Registrant’s Common Equity and Related Stockholder Matters

The Company’s Common Stock is traded on the Nasdaq National Market under the symbol CRDN. The following table sets forth for the calendar quarters indicated the high and low closing sale prices per share on the National Market as reported by Nasdaq.  As of December 31, 2002, the Company had approximately 415 record holders of its Common Stock.

	High	Low

Year ended December 31, 2002
First Quarter	12.55	8.99
Second Quarter	10.52	7.49
Third Quarter	7.68	5.94
Fourth Quarter	7.80	4.86
Year ended December 31, 2001
First Quarter	10.06	6.63
Second Quarter	9.42	6.95
Third Quarter	8.53	6.45
Fourth Quarter	11.43	8.10

The present policy of the Board of Directors of Ceradyne is to retain earnings for the operation and expansion of its business.  Ceradyne has never paid cash dividends, and the Board does not anticipate that it will do so in the foreseeable future.

The Company did not sell any equity securities during the year ended December 31, 2002 that were not registered under the Securities Act of 1933.

Item 6.     Selected Financial Data Statements of Operations Data: (Amounts in thousands, except per share data)

	Years Ended December 31,

	2002	2001	2000	1999	1998

Net sales	$61,238	$45,339	$45,930	$30,382	$26,279
Cost of product sales	48,157	32,852	33,743	23,674	21,292

Gross profit	13,081	12,487	12,187	6,708	4,987

Operating expenses:
Selling	2,069	2,036	1,605	1,480	1,494
General and administrative	4,963	4,897	4,456	3,400	3,239
Research and development	2,080	1,083	1,252	597	344

	9,112	8,016	7,313	5,477	5,077

Income (loss) from operations	3,969	4,471	4,874	1,231	(90)
Other income (expense):
Other income	265	392	357	344	382
Interest expense	(102)	(26)	(34)	(16)	—

	163	366	323	328	382

Income before provision (benefit) for income taxes	4,132	4,837	5,197	1,559	292
Provision (benefit) for income taxes	1,447	808	104	(44)	10

Net income	$2,685	$4,029	$5,093	$1,603	$282

Basic net income per share	$0.32	$0.48	$0.62	$0.20	$0.04

Diluted net income per share	$0.31	$0.46	$0.61	$0.20	$0.04

Weighted average shares Outstanding--diluted	8,759	8,713	8,395	8,189	8,068

Balance Sheet Data:	December 31,

	2002	2001	2000	1999	1998

Working capital	$24,769	$22,897	$20,883	$15,156	$15,051
Total assets	55,294	47,951	38,463	32,893	29,493
Long-term obligations	58	158	258	358	—
Stockholders’ equity	$43,088	$39,657	$34,989	$29,137	$27,352

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company’s technology was developed primarily for defense and aerospace applications, which have historically represented and continue to represent a substantial portion of its business. Utilizing this historical base, the Company has transitioned over several years to a more balanced product offering, including industrial, consumer, microwave tube products, automotive, semiconductor, and defense applications.

The Company’s cost of product sales includes the cost of materials, direct labor expenses and manufacturing overhead expenses.  The Company’s business requires that it maintain a relatively high fixed manufacturing overhead.  As a result, the Company’s gross profit, in absolute dollars and as a percentage of net sales, is greatly impacted by the Company’s sales volume and the corresponding absorption of fixed manufacturing overhead expenses.  Furthermore, due to the customized nature of many of its products, the Company is frequently required to devote resources to sustaining engineering expenses, which are also included in cost of product sales and are expensed as incurred.

Results of Operations

The percentage relationships to net sales of certain income and expense items for the three years ended December 31, 2002, 2001 and 2000 are contained in the following table.

	Years Ended December 31

	2002	2001	2000

Net sales	100.00%	100.00%	100.00%
Cost of product sales	78.63	72.46	73.47

Gross profit	21.36	27.54	26.53

Operating expenses:
Selling	3.38	4.49	3.49
General & administrative	8.10	10.80	9.70
Research & Development	3.40	2.39	2.73

	14.88	17.68	15.92

Income from operations	6.48	9.86	10.61
Other income	.42	.86	.78
Interest expense	(.16)	(.05)	(.07)

Income before provision for income taxes	6.74	10.67	11.32
Provision for income taxes	2.36	1 .78	.23

Net income	4.38%	8.89%	11.09%

Years Ended December 31, 2002 and 2001

Net Sales.  Net sales for the year ended December 31, 2002 were $61.2 million, an increase of $15.9 million, or 35.1% compared to the prior year.

Advanced Ceramic Operations in Costa Mesa, California, had an increase in sales for the year ended December 31, 2002 of $16.3 million or 52.4% as compared to the year ago period.  The sales increase was mainly due to a $13.8 million or 110.4% increase in ceramic armor shipments for defense customers and an increase of $4.2 million or 457.9% in the automotive business compared to the year ago period. Also, sales increased for the Research and Development contracts awarded by the Department of Defense over the prior year.

The Company’s Semicon Associates Division in Lexington, Kentucky, posted a sales decrease of $1.7 million.  Decreases were mainly due to a slow down in demand by the Company’s customers for dispenser cathodes, which are used in microwave tubes for radar and satellite communications.

Additionally, the Company’s Thermo Materials Division in Scottdale, Georgia, posted a sales increase of $1.3 million as compared to the prior year period.  The increase in sales was attributable to an increase in demand for fused silica products domestically by the glass, steel and aluminum making industries.

International sales have been, and are expected to be, an important part of the Company’s business, representing $6.7 million, or 11% of total sales, for the year ended 2002 as compared to $7.2 million, or 16% of total sales, in 2001.  The reasons for the decrease were due to the Company’s relatively slow sales in England and decreases in armor components for Israel while total sales increased.

Gross Profit.  The Company’s gross profit was $13.1 million, or 21.4% of net sales, for the year ended December 31, 2002, compared to $12.5 million, or 27.5% of net sales, for the prior year. The increase in gross profit for the year ended December 31, 2002 as compared to the prior year was $.6 million or 5%.

Advanced Ceramic Operations gross profit margins as a percentage of sales were negatively impacted by a $650,000 warranty reserve for  SAPI armor plates that was recorded in the second quarter of 2002. Gross margins were also impacted by certain other manufacturing and production inefficiencies because of steep manufacturing learning curves to scale up to full production in the automotive line. Moreover, the Company experienced poor product yields and other manufacturing inefficiencies as production capacities were being increased to meet rising demand for personal armor and diesel engine components. To overcome these issues, the Company is employing lean manufacturing techniques and investing in and improving personnel training. To increase gross margins and reduce inventories, the Company is in the process of completing implementation of Demand Flow® Technology (DFT). DFT is a scaleable, mathematically-based business strategy, specifically designed to allow manufacturers to respond faster and more efficiently to the needs of their customers and the marketplace. Its primary purpose is to increase the flow of goods in a manufacturing environment to lower costs and gain efficiencies.

Semicon Associates in Lexington, Kentucky, posted gross profit of $1.1 million, compared to $2.4 million, or a 54% decrease over the prior year.  The decrease compared to the prior year is attributed to lower plant overhead absorption because of lower sales and production.

Thermo Materials in Scottdale, Georgia, posted gross profit of $1.2 million, compared to $.9 million, or a 33% increase over the prior year.  The increase was attributable to higher  production volume and the elimination of process control problems in fused silica products.  The process control concern was corrected by diligent testing of raw materials.

Selling Expenses.  Selling expenses were $2,069,000 for the year ended December 31, 2002, as compared to $2,036,000 in the prior year.  Salary and personnel increases, commissions and travel account for the increased selling expenses.

General and Administrative Expenses.  General and administrative expenses were $5.0 million for the year ended December 31, 2002, a $.1 million increase from the prior year.  Salary and personnel increases accounted primarily for the increased expenses.

Research and Development Expenses.  Research and development expenses were approximately $2.1 million for the year ended December 31, 2002, as compared to $1.1 million for the prior year.  This increase was due to the Company’s program of increased investing for development of future ceramic technology and new products. The expenses incurred for both years are related to wages for engineering, technicians and production personnel, materials, outside services, small tools and travel.  In addition, approximately $.9 million of Research and Development cost is in Cost of Sales due to Small Business Innovation Research (SBIR) grants, which are recorded as sales.

In addition, the Company historically has and continues to engage in application engineering and internally funded research to improve and reduce the cost of production and to develop new products.  The costs associated with application engineering and research are expensed as incurred and are included in cost of product sales.

Other Income.  Other income was $265,000 and $392,000 for the years ended 2002 and 2001, respectively.  Other income includes royalty income, which increased over the prior year due to greater demand for orthodontic brackets. Interest income decreased by $168,000 due to lower cash balances due to increases in inventory levels relating to armor and automotive product lines.

Interest Expense.  Interest expense was $102,000 for the year ended December 31, 2002, compared to $26,000 in the prior year.  This increase was attributable to higher inventory levels causing  more borrowing from the line of credit.

Income Taxes.  The Company used a combined Federal and State tax rate of 35% for the twelve months ended December 31, 2002, resulting in a provision for taxes of $1,447,000.   The increase in the tax provision was the result of releasing valuation allowances in the prior year.

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

The Company’s Semicon Associates Division in Lexington, Kentucky, posted a sales increase of $.5 million.  Increases were mainly due to demand by the Company’s customers for dispenser cathodes, which are used in microwave tubes for radar and satellite communications.  In addition, sales increases were due to modest price increases and a contract award from the Department of Defense.

Additionally, the Company’s Thermo Materials Division in Scottdale, Georgia, posted a sales decrease of $.9 million as compared to the prior year period.  The decrease in sales was mainly caused by less demand for fused silica products due to downsizing domestically by the glass, steel and aluminum making industries.

International sales represented 16% of total sales for the year ended 2001 as compared to 13% in 2000.  The reasons for the increase were the Company’s relatively new sales efforts in England and China, and increases in armor components for Israel.

Gross Profit.  The Company’s gross profit was $12.5 million, or 28% of net sales, for the year ended December 31, 2001, compared to $12.2 million, or 27% of net sales, for the prior year. The increase in gross profit for the year ended December 31, 2001 as compared to the prior year was $.3 million or 2%.

The Company’s Advanced Ceramic Operations in Costa Mesa, California, posted gross profit of $9.2 million compared to $8.4 million, or a 10% increase over the prior year.  The favorable results were mainly due to higher volume of parts and higher capacity utilization resulting in economies of scale.  However, the Company leased a new facility in December 2001 containing approximately 41,000 square feet, most of which will be used for manufacturing, and it will take time to absorb this additional capacity and realize the same level of economies of scale as were achieved in 2001.  Moreover, the Company is experiencing poor product yields and other manufacturing inefficiencies as production capacities are being increased to meet rising demand for personal armor and diesel engine components.  Consequently, gross profit margins are expected to decrease in the first six months of 2002 as compared to 2001, but gradually improve thereafter.  However, gross profit dollars are expected to be higher in 2002 as compared to 2001 because of increases in sales volume.

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

Income Taxes.  The Company made a fourth quarter year-to-date adjustment to its tax provision based upon the pre-tax income for the full year of 2001.   The Company used a combined Federal and State tax rate of 16.7% for the twelve months ended December 31, 2001, resulting in a provision for taxes of $808,000.  Because the Company used an estimated combined tax rate of 25% for the nine months ended September 30, 2001, which resulted in a tax provision of $1,034,000, the Company reported a tax provision credit in the fourth quarter of $226,000.  The decrease in the tax provision was the result of decreasing gross profit in the fourth quarter, mainly from the timing of armor orders received late in the fourth quarter for Advanced Ceramic Operations.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations, as well as disclosures included elsewhere in this report on Form 10-K are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparations of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingencies. The Company believes the critical accounting policies that most impact the consolidated financial statements are described below. A summary of the significant accounting policies of the Company can be found in Note 1 to the Consolidated Financial Statements which is included in Item 15 of this Form 10-K.

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

Accounts Receivable:  The Company reviews its trade accounts receivables and its estimates of the allowance for doubtful accounts each period.  The allowance for doubtful accounts includes management’s estimate of the amount expected to be uncollectable on specific accounts and unidentified accounts included in accounts receivable.  In estimating the potential losses on specific accounts, management relies on in-house prepared analysis, historical experience and a review of other available information.  The amounts the Company will ultimately realize could differ materially from the amounts assumed in arriving at the allowance for doubtful accounts in the accompanying financial statements.

Inventories:  Inventories are valued at the lower of cost (first-in, first-out) or market.  The write down of inventory for obsolete items is based on management’s estimate of the amount considered obsolete based on specific reviews of inventory items.  In estimating the allowance, management relies on its knowledge of the industry as well as its current inventory levels.  The amounts the Company will ultimately realize could differ from amounts estimated by management.  Inventory costs include the cost of material, labor and manufacturing overhead.

Production Tooling:  The Company’s production tooling primarily consists of graphite tooling used in the manufacturing and furnace processes.  This tooling is being amortized over three to nine months.

Warranty Reserve: The U.S. Government Defense Logistics Agency (DLA) notified the Company on March 27, 2002, that 3 lots of Ceradyne’s small arms protective inserts (SAPI) for light weight ceramic armor shipped in January 2002 failed to pass ballistics “reverification” tests by the Government’s designated independent commercial testing laboratory.  During the period of December 2001 through March 27, 2002, the Company had shipped approximately $5.1 million under its existing contract with the DLA.  Subsequent to March 27, 2002, the DLA directed the independent testing laboratory to perform “reverification” testing and $3.4 million of the shipments were not in testing compliance.

Upon first being notified of these issues on March 27, 2002, the Company voluntarily stopped producing its original SAPI design and thereafter actively worked with the Government to understand the quality and testing issues and to resolve the status and disposition of the SAPI plates in question.  The Company has completed the development of a modified design for its ceramic SAPI armor plates.  Independently performed tests by the Government’s designated testing laboratory of the modified design have been successful and the “first article” (initial production parts) of this modified design was approved in June 2002.  In July 2002, the Company received a $5.3 million delivery order from the U.S. Army for its newly designed, robust small arms protective inserts (SAPI) Design II.  Shipments began in July 2002 and were completed during the fourth quarter of 2002.

On August 7, 2002, the Company signed an amendment to the contract with the Government regarding certain of the SAPI plates shipped in December 2001, and the first quarter 2002.  The amendment requires that the Company correct or replace at its expense all supplies of the product that did not meet the original contractual requirements. The warranty items are to be delivered over the period from October 2002 through June 2003.  The Company estimates the cost to rework and upgrade the SAPI plates at approximately $650,000 and set up a warranty reserve in that amount, recorded in the second quarter ended June 30, 2002 against cost of goods sold. As of December 31, 2002, the balance of the reserve was $596,000.

Liquidity and Capital Resources

The Company generally meets its operating and capital requirements for cash flow from operating activities and borrowings under its credit facility.

On May 16, 2002, the Company increased from $4.0 million to $7.5 million its revolving credit facility with Comerica Bank.  As of December 31, 2002, the balance owed under the credit facility was $2.4 million, which was used for operating needs.  The credit line was increased to fund the present and future growth of the Company. Pursuant to the loan, the Company is subject to certain covenants, which include, among other things, the maintenance of minimum net worth, minimum ratio of quick assets to current liabilities, and maximum ratio of total liabilities to net worth. As of December 31, 2002, the Company was in compliance with these covenants. The line of credit is collateralized by substantially all of the Company’s assets and is payable on demand. The line bears interest at the prime rate of interest which at December 31, 2002 was 4.25%.

Under a separate credit facility with Comerica Bank, the Company entered into a $500,000 capital equipment loan agreement during the third quarter of 1999.  The term of the loan is for 60 months with a prepayment penalty. As of December 31, 2002, this loan balance is $158,000. In addition to the increase in borrowings, the Company generated cash from the issuance of common stock and the exercise of stock options.

The Company’s net cash position decreased by $.67 million during the twelve months ended December 31, 2002.   An important component of this change was the Company’s investment of $5.6 million for the purchase of machinery, equipment and leasehold improvements. These capital expenditures served to fund the expansion of the production capacity primarily at the Company’s Advanced Ceramic Operations in Costa Mesa and Irvine, California.  Cash flows from operations for the fiscal year 2002 were $1.9 million. This was due to net income plus depreciation and amortization and deferred taxes offset by changes in operating assets and liabilities of $5.3 million. Inventories and accounts receivable increased by $4.8 million due to the higher volumes of business compared to the year earlier period.

The Company’s contractual obligations for long-term debt, including capital lease obligations and non-cancelable leases are as follows (amounts in thousands):

	Payments Due by Period

	Total	Less than 1 Year	2-3 Years	4-5 Years	After 5 Years

Bank line of credit	$2,390	$2,390	—	—	—
Long-Term Debt	158	100	$58	—	—
Operating lease obligations	5,643	1,150	2,293	$440	$1,760

Total contractual obligations	$8,191	$3,640	$2,351	$440	$1,760

Management believes that its current cash and cash equivalents on hand, as well as cash generated from operations and the ability to borrow under the existing credit facilities, will be sufficient to finance anticipated capital and operating requirements for at least the next 12 months.

New Accounting Pronouncements

In April 2002, the FASB issued SFAS No. 145, Rescission of SFAS Nos. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections.  The significant items from SFAS 145 that are relevant to the Company are the provisions regarding extinguishment of debt.  The provisions of this statement are applicable for financial statements issued on or subsequent to May 15, 2002.  The adoption of this statement does not have a significant impact on the Company’s consolidated financial statements.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal.  This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).  The provisions of this statement are effective for exit or disposal activities initiated after December 31, 2002.  The Company expects that adoption of this statement will not have a significant impact on its consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“Interpretation”).  This Interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit.  It also requires that at the time a company issues a guarantee, the company must recognize an initial liability for the fair market value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements.  The initial recognition and measurement provisions of the Interpretation apply on a prospective basis to guarantees issued or modified after December 31, 2002.  The adoption of this statement does not have an impact on the Company’s consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123.”  This amendment provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, this statement amends the disclosure requirement of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  SFAS 148 is effective for fiscal years ending after December 15, 2002.  Since the Company is continuing to account for stock-based compensation according to APB 25, our adoption of SFAS No. 148 requires us to provide prominent disclosures about the effects of FAS 123 on reported income and will require us to disclose these affects in the interim financial statements as well.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk

The Company is exposed to market risks related to fluctuations in interest rates on its debt.  Currently, the Company does not utilize interest rate swaps, forward or option contracts on foreign currencies or commodities, or other types of derivative financial instruments.  The purpose of the following analysis is to provide a framework to understand the Company’s sensitivity to hypothetical changes in interest rates as of December 31, 2002.  Many of the statements contained in this section are forward looking and should be read in conjunction with the Company’s disclosures under the heading “Risk Factors”.

The Company utilized debt financing during 2002 primarily for the purpose of acquiring manufacturing equipment.  For fixed rate debt, changes in interest rates generally affect the fair market value of the debt instrument, but not the Company’s earnings or cash flows.  The Company does not have an obligation to prepay fixed rate debt prior to maturity, and as a result, interest rate risk and changes in fair market value should not have a significant impact on the fixed rate debt until the Company would be required to refinance such debt.  The fair market value estimates for debt securities are based on discounting future cash flows utilizing current rates offered to the Company for debt of the same type and remaining maturity.

 At December 31, 2002, we are exposed to market risks related to fluctuations in interest rates on $2,390,000 of variable rate bank borrowings on our bank line of credit.

Fluctuation in the interest rate environment will not affect our future earnings and cash flows on our fixed rate debt until that debt matures and management deems it necessary to be replaced or refinanced.  Interest rate changes will affect the fair value of the fixed rate instruments. Conversely, changes in interest rates on variable rate debt would change our future earnings and cash flows, but not affect the fair value on those instruments. Assuming a one percentage point increase in the interest rate related to the variable rate debt from the bank line of credit, and assuming no change in the outstanding balance as of year end, interest expense for 2002 would increase by approximately $24,000, or $.003 per common share on a diluted basis.

We do not have any significant foreign currency risk. Sales to foreign distributors are all denominated in U.S. dollars.

Item 8.     Consolidated Financial Statements and Supplementary Data

The Consolidated Financial Statements and Supplementary Data commence at page 51 of this report and an index thereto is included in Part IV, Item 15 of this report on page 44.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

PART III

Item 10.   Directors and Executive Officers of Registrant

     Information regarding executive officers of the Company is included in Part I of this report.

     The Directors of the Company are as follows:

Name	Age	Position

Joel P. Moskowitz	63	Chairman of the Board, President and Chief Executive Officer
Richard A. Alliegro	72	Director
Eduard Bagdasarian	38	Director
Frank Edelstein	77	Director
Wilford D. Godbold, Jr.	64	Director
Milton L. Lohr	77	Director

     Joel P. Moskowitz co-founded the Company’s predecessor in 1967. He served as President of the Company from 1974 until January 1987, and from September 1987 to the present.  Mr. Moskowitz currently serves as Chairman of the Board and Chief Executive Officer of the Company, which positions he has held since 1983.  Mr. Moskowitz currently serves on the Board of Trustees of Alfred University.  Mr. Moskowitz obtained a B.S. in Ceramic Engineering from Alfred University in 1961 and an M.B.A. from the University of Southern California in 1966.

     Richard A. Alliegro has served on the Board of Directors of the Company since 1992.  Mr. Alliegro retired from Norton Company in 1990 after 33 years, where his last position was Vice President, Refractories and Wear, for Norton’s Advanced Ceramics operation.  He served as President of Lanxide Manufacturing Co., a subsidiary of Lanxide Corporation, from May 1990 to February 1993.  Mr. Alliegro currently is the owner of AllTec Consulting, Inc., a ceramic technology consulting firm.  Mr. Alliegro obtained B.S. and M.S. degrees in Ceramic Engineering from Alfred University in 1951 and 1952, respectively, and serves as a member of the Board of Trustees of that university.

     Eduard Bagdasarian was appointed to the Board of Directors on February 25, 2002 to fill the vacancy created by the resignation of Leonard Allenstein.  He is Managing Director and Chief Operating Officer of the investment banking firm of Barrington Associates, where he has been employed since 1989.  Mr. Bagdasarian chairs Barrington Associates’ Executive Committee and serves on its Board of Directors.  Mr. Bagdasarian is a registered General and Financial Principal with the NASD.  He is a graduate of UCLA with a degree in Business/Economics.

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

      Milton L. Lohr served as a Director of the Company from 1986 until October 1988, when he resigned to accept a position as Deputy Undersecretary of Defense for Acquisitions.  He held that position until May 1989 and was re-elected as a Director of the Company in July 1989.  Mr. Lohr is currently a partner of L. F. Global Investments, LLC, a San Diego based financial institution with activities in money management funds, venture capital and asset management coupons.  He served as the first Deputy Under Secretary for Acquisitions in both the Reagan and Bush administrations, with responsibility to assist in overseeing the Department of Defense’s major acquisition programs as well as exercising oversight of international programs and U.S. Arms Control Compliance activities.  He also served as US Acquisition Representative to the NATO Conference of National Armament Directors and provided leadership guiding US armament cooperative programs, and in developing and establishing policy initiatives aimed at promoting cooperation on major weapon systems and technology among the NATO Allies.  He also served on the Four Power Group with members from the U.K., France, Germany and the US  Mr. Lohr previously held the position of President of Defense Development Corporation, a defense-related research and development company from 1990 to 1993.  Mr. Lohr also held the position of Senior Vice President of Titan Systems, a defense-related research and development company, from 1986 to 1988, and was founder and CEO of Defense Research Corporation, a defense consulting firm, from 1983 to 1986.  Mr. Lohr served from 1969 to 1983 as Executive Vice-President of Flight Systems, Inc., a firm engaged in aerospace and electronic warfare systems.  Mr. Lohr has over thirty-five years experience in government positions and aerospace and defense management.  He served as a panel member on the President’s Science Advisory Committee (2 years), a member of the Defense Science Board (15 years) and a member of the Army Science Board (8 years), as well as other ad hoc government related assignments.

Directors are elected annually and hold office until the next annual meeting of stockholders and until their successors have been elected and qualified.  Officers serve at the discretion of the Board of Directors.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file with the Securities and Exchange Commission (“SEC”) initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company.  Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

     To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended December 31, 2002, its officers, directors and greater than ten percent beneficial owners complied with all Section 16(a) filing requirements.

Item 11.   Executive Compensation

Summary Compensation Table

The following table shows certain information concerning the compensation of the Chief Executive Officer and the other most highly compensated executive officers of the Company whose aggregate compensation for services in all capacities rendered during the year ended December 31, 2002 exceeded $100,000 (collectively-the “Named Executive Officers”):

Name & Principal Position	Annual Compensation			Long Term Compensation

				Securities Underlying Options (# of Shares)
	Year	Salary	Bonus

Joel P. Moskowitz
Chairman of the Board,	2002	$296,462	$41,827	—
Chief Executive Officer	2001	$274,923	48,915	50,000
and President	2000	$259,000	51,970	—

Earl E. Conabee	2002	$119,040	—	—
Vice President	2001	118,540	—	2,500
	2000	113,000	—	2,000

David P. Reed	2002	$163,947	$41,377	10,000
Vice President	2001	151,846	41,985	5,000
	2000	143,000	37,905	10,000

Howard F. George(1)	2002	$123,239	$4,173	—
Vice President and	2001	117,193	8,856	2,500
Chief Financial Officer	2000	104,327	8,545	2,000

(1) Mr. George resigned as an employee of Ceradyne on September 20, 2002

Option Grants in Last Fiscal Year

     The following table sets forth certain information concerning grants of options to each of the Named Executive Officers during the year ended December 31, 2002.  In addition, in accordance with the rules and regulations of the Securities and Exchange Commission, the following table sets forth the hypothetical gains or “option spreads” that would exist for the options.  Such gains are based on assumed rates of annual compound stock appreciation of 5% and 10% from the date on which the options were granted over the full term of the options.  The rates do not represent the Company’s estimate or projection of future Common Stock prices, and no assurance can be given that any appreciation will occur or that the rates of annual compound stock appreciation assumed for the purposes of the following table will be achieved.

Name	Options Granted (# of Shares)(1)	Percent of Total Options Granted to Employees in Fiscal Year	Exercise Price ($/Share)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(2)

					5%($)	10%($)

Joel P. Moskowitz	—	—	—	—	—	—
Earl E. Conabee	—	—	—	—	—	—
David P. Reed	5,000	3.1%	8.05	05/20/12	25,313	64,418
	5,000	3.1%	4.86	10/14/12	15,282	38,728

(1)

The per share exercise price of all options granted is the fair market value of the Company’s Common Stock on the date of grant.  Options have a term of 10 years and become exercisable in five equal installments, each of which vests at the end of each year after the grant date.

(2)

The potential realizable value is calculated from the exercise price per share, assuming the market price of the Company’s Common Stock appreciates in value at the stated percentage rate from the date of grant to the expiration date.  Actual gains, if any, are dependent on the future market price of the Common Stock.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

     The following table sets forth certain information regarding option exercises during the year ended December 31, 2002 by the Named Executive Officers, the number of shares covered by both exercisable and unexercisable options as of December 31, 2002 and the value of unexercised in-the-money options held by the Named Executive Officers as of December 31, 2002:

Name	No. of Shares Acquired on Exercise	Value Realized(2)	Number of Securities Underlying Unexercised Options at Fiscal Year-End		Value of Unexercised In-the-Money Options at Fiscal Year-End (1)

			Exercisable	Unexercisable	Exercisable	Unexercisable

Joel P. Moskowitz	—	—	50,000	—	$55,000	$—
Earl E. Conabee	—	—	1,700	4,000	$3,185	$5,075
David P. Reed	—	—	63,000	25,000	$248,171	$54,557

(1)	Based upon the closing price of the Common Stock on December 31, 2002, as reported by the NASDAQ National Market ($7.80 per share).
(2)	Represents the closing sale price of the Common Stock on the date of exercise, less the exercise price per share, multiplied by the number of shares acquired.

Compensation of Directors

     Directors are paid fees for their services on the Board of Directors in such amounts as are determined from time to time by the Board.  During 2002, a fee of $500 per month plus $1,000 for each Board meeting attended was paid to each non-employee director other than the representative of the Ford Motor Company, who did not receive a fee.  The Ford representative resigned from the Board in December 2002.

     In addition, non-employee directors, other than the Ford representative, receive stock options from time-to-time under the Company’s 1994 Stock Incentive Plan.  During 2002, options to purchase 5,000 shares were granted to each of Messrs. Allenstein, Alliegro, Bagdasarian, Edelstein, Godbold and Lohr.  Each option vests in full six months after the date of grant, has a term of 10 years, and an exercise price equal to the fair market value of the Common Stock on the date of grant.

Compensation Committee Interlocks and Insider Participation

     The Board of Directors has established Audit and Compensation Committees.  The Compensation Committee’s function is to review and make recommendations to the Board regarding executive officers’ compensation.  This committee is composed of Messrs. Edelstein, Alliegro, and Lohr.  The Audit Committee meets with the Company’s independent public accountants and with management to review the Company’s financial statements, the scope of the annual audit, internal accounting controls, and recommends to the Board the selection of the independent public accountants.  This committee is composed of Messrs. Alliegro, Edelstein, Godbold and Lohr.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth information as of March 17, 2003 regarding the beneficial ownership of the common stock of the Company by (i) each person or group known by the Company to be the beneficial owner of more than 5% of the outstanding shares of common stock, (ii) each of the directors of the Company, (iii) each of the executive officers named in the Summary Compensation Table, and (iv) all current executive officers and directors of the Company as a group.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Class

Joel P. Moskowitz	1,213,110	(2)	14.1%
3169 Redhill Avenue
Costa Mesa, CA 92626
George A. Needham	635,000	(3)	7.4%
445 Park Avenue
New York, NY 10022
Dimensional Fund Advisors, Inc.	545,800	(4)	6.4%
1299 Ocean Ave., 11th Floor
Santa Monica, CA 90401
Federated Investors, Inc.	497,500	(5)	5.8%
1001 Liberty Avenue
Pittsburgh, PA 15222-3779
Needham Investment Management LLC	292,301	(6)	3.4%
445 Park Avenue
New York, NY 10022
David P. Reed	90,767	(7)	1.1%
Frank Edelstein	59,400	(8)	*
Milton L. Lohr	41,000	(9)	*
Richard A. Alliegro	37,000	(10)	*
Wilford D. Godbold, Jr.	21,000	(11)	*
Earl E. Conabee	14,325	(12)	*
Eduard Bagdasarian	20,000	(13)	*
All current executive officers and directors as a group (11 persons)	1,602,057	(14)	17.8%

*	Less than 1%

(1)	Except as otherwise noted, the beneficial owners have sole voting and investment powers with respect to the shares indicated, subject to community property laws where applicable.

(2)	Includes 50,000 shares subject to options held by Mr. Moskowitz which are currently exercisable or will become exercisable within 60 days of March 17, 2003.

(3)

Based on information contained in a statement on Schedule 13D dated January 17, 2003, as filed with the Securities and Exchange Commission.  As stated in such Schedule 13D, all  shares are beneficially owned by Mr. Needham by virtue of his position as Managing General Partner or Manager of the investment partnerships that hold these shares.

(4)

Based upon information contained in a statement on Schedule 13G dated December 31, 2002 as  filed with the Securities and Exchange Commission.  As stated in such Schedule 13G, all shares are held on behalf of advisory clients of Dimensional Fund Advisors Inc., which disclaims beneficial ownership of such shares.

(5)

Based upon information contained in a statement on Schedule 13G dated December 31, 2002 as filed with the Securities and Exchange Commission.  As stated in such Schedule 13G, all shares are held on behalf of advisory clients of Federated Investors, Inc.

(6)

Based upon information contained in a statement on Schedule 13G dated January 16, 2003 as filed with the Securities and Exchange Commission.  As stated in such Schedule 13G, all shares are beneficially owned by Needham Investment Management L.L.C. by virtue of its position as investment adviser to various Needham Funds.

(7)	Includes 88,000 shares subject to options held by Mr. Reed, which are currently exercisable or will become exercisable within 60 days of March 17, 2003.

(8)	Includes 44,500 shares subject to options held by Mr. Edelstein, which are currently exercisable or will become exercisable within 60 days of March 17, 2003.

(9)	Includes 41,000 shares subject to options held by Mr. Lohr, which are currently exercisable or will become exercisable within 60 days of March 17, 2003.

(10)	Includes 37,000 shares subject to options held by Mr. Alliegro, which are currently exercisable or will become exercisable within 60 days of March 17, 2003.

(11)	Includes 20,000 shares subject to options held by Mr. Godbold, which are currently exercisable or will become exercisable within 60 days of March 17, 2003.

(12)	Includes 5,700 shares subject to options held by Mr. Conabee, which are currently exercisable or will become exercisable within 60 days of March 17, 2003.

(13)	Includes 20,000 shares subject to options held by Mr. Bagdasarian, which are currently exercisable or will become exercisable within 60 days of March 17, 2003.

(14)	Includes 408,200 shares subject to options, which are currently exercisable or will become exercisable within 60 days of March 17, 2003.

Additional Equity Compensation Plan Information

The following table provides additional information regarding the Company’s equity compensation plans as of December 31, 2002.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	794,860	$5.29	2,605
Equity compensation plans not approved by security holders	—	—	—
Employee Stock Purchase Plan(2)	N/A	N/A	84,310

Totals

(1)	Includes shares subject to stock options outstanding under the 1994 Stock Incentive Plan, and shares available for additional option grants under that plan, as of December 31, 2002.

(2)	Includes shares available for issuance under the 1995 employee Stock Purchase Plan as of December 31, 2002.

Item 13.   Certain Relationships and Related Transactions

On March 11, 1986, the Company sold 526,316 shares of its Common Stock to the Ford Motor Company (“Ford”) at a price of $19.00 per share, for a total purchase price of $10,000,000.  At the same time, the Company and Ford created a new corporation, Ceradyne Advanced Products, Inc. (“CAPI”), and entered into agreements involving a broad-based technology transfer, licensing and joint development program.  Under the agreements, Ford contributed technology and a portfolio of United States and foreign patents relating to technical ceramics to CAPI in exchange for 80% of CAPI’s capital stock, and Ceradyne acquired the remaining 20% of CAPI in exchange for $200,000.  The technology and patents contributed by Ford were developed in the Ford Research Laboratories over a 15-year period.  Under the March 11, 1986 agreements, the Company was granted an option to acquire Ford’s 80% interest in CAPI in exchange for an additional 680,983 shares of Ceradyne Common Stock, which the Company exercised effective February 12, 1988.  As a result, Ceradyne now owns 100% of CAPI.  The Company and Ford also entered into a joint development agreement, under which Ford agreed to contribute on a matching value basis with Ceradyne, for the development by Ceradyne of technical ceramic products oriented towards the automotive market.

In January 2003, Ford sold its entire ownership interest in Ceradyne of 927,300 shares to mutual funds and private investment funds associated with Needham & Company, Inc. The Company continues to maintain a good relationship with Ford and has been selected by Ford to supply lightweight ceramic armor system components which will be incorporated into the Lincoln Town Car Ballistic Protection Series.

Item 14.   Controls and Procedures

Within the 90 days preceding the date of this annual report on form 10-K, the Company’s Chief Executive Officer and Chief Financial Officer evaluated the Company’s disclosure controls and procedures to assess whether they are effective in ensuring that information which is required to be disclosed in this report is, in fact, properly and accurately recorded, processed, summarized and reported in a timely basis.  Based on that evaluation, the chief Executive Officer and Chief Financial Officer have each concluded that those controls and procedures were effective in making known to them and other management employees the material information needed to prepare and make timely decisions regarding disclosures required in this report.

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

PART IV

Item 15.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	List of documents filed as part of this report:

Page

(1) Financial Statements:

	Report of Independent Public Accountants	50-51
	Consolidated Balance Sheets at December 31, 2002 and 2001	52-53
	Consolidated Statements of Income for the Years Ended December 31, 2002, 2001 and 2000	54
	Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2002, 2001, and 2000	55
	Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000	56-57
	Notes to Consolidated Financial Statements	58-70

(2) Financial Statement Schedules:

	Schedule II -- Valuation and Qualifying Accounts	70

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements and Notes thereto.

(b)	The following reports on Form 8-K were filed during the last quarter of the fiscal year ended December 31, 2002:

None

(c)	List of Exhibits

	3.1	Certificate of Incorporation of the Registrant. Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Registrant Statement on Form 8-B.

	3.2	Bylaws of Registrant. Incorporated herein by reference to Exhibit 3.2 to the Registrant’s Form 10-Q Report for the period ended June 30, 1996.

	3.3	Amendment to Bylaws of Registrant, adopted April 29, 1996. Incorporated herein by reference to Exhibit 3.3 to the Registrant’s Form 10-Q Report for the period ended June 30, 1996.

10.1*

Ceradyne, Inc. 1983 Stock Option Plan as amended and restated.  Incorporated by reference from Exhibit 10.13 to the Company’s Registration Statement on Form S-1  (File No. 2-99930) filed on September 25, 1985 (the “1985 S-1”).

10.2

Lease between Trico Rents and the Registrant dated March 23, 1984, covering premises located at 235 Paularino Avenue, Costa Mesa, California.  Incorporated herein by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 (File No. 2-90821).

10.3

Lease covering premises located at 3169-A Red Hill Avenue, Costa Mesa, California dated October 28, 1985.  Incorporated herein by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1985.

10.4

Stock Sale Agreement between the Registrant and Ford Motor Company dated March 11, 1986.  Incorporated herein by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1985.

10.5

Agreement between certain shareholders of the Registrant and Ford Motor Company dated March 11, 1986.  Incorporated herein by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1985.

10.6

Stock Purchase Agreement between Ceradyne Advanced Products, Inc., the Registrant and Ford Motor Company dated March 11, 1986.  Incorporated herein by reference to Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1985.

10.7

Patent and Technology Transfer Agreement between Ford Motor Company and Ceradyne Advanced Products, Inc. dated March 11, 1986.  Incorporated herein by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1985.

10.8

License Agreement between the Registrant and Ceradyne Advanced Products, Inc., dated March 11, 1986.  Incorporated herein by reference to Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1985.

10.9

License Agreement between Ford Motor Company and the Registrant dated March 11, 1986.  Incorporated herein by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1985.

10.10

Joint Development Agreement between the Registrant and Ford Motor Company dated March 11, 1986.  Incorporated herein by reference to Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1985.

10.11

Lease dated March 31, 1986 covering premises located at 3163 Red Hill Avenue, Costa Mesa, California.  Incorporated herein by reference to Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1986.

10.12

Lease dated August 5, 1986 covering premises located at 225 Paularino Avenue, Costa Mesa, California.  Incorporated herein by reference to Exhibit 10.46 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1986.

10.13

Short-form Memorandum of Lease Assignment dated December 15, 1986, and Lease dated June 23, 1980, covering premises located at 3449 Church Street, Scottdale, Georgia.  Incorporated herein by reference to Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1986.

10.14*

Amendment dated June 3, 1986 to the Ceradyne, Inc. 1983 Stock Option Plan.  Incorporated herein by reference to Exhibit 10.50 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1986.

10.15*

Amendment dated March 16, 1987 to the Ceradyne, Inc. 1983 Stock Option Plan.  Incorporated herein by reference to Exhibit 10.51 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1986.

10.16

Joint Development Agreement dated March 28, 1986 between Unitek Corporation and the Registrant, and First and Second Amendments thereto.  Incorporated herein by reference to Exhibit 10.52 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1986.

10.17*	Amendment dated April 30, 1987 to the Ceradyne, Inc. 1983 Stock Option Plan. Incorporated herein by reference to Exhibit 10.56 to the Registrant’s Registration Statement on Form 8-B.

10.18*

Employment Agreement entered into as of July 5, 1994 by and between Joel P. Moskowitz and the Registrant.  Incorporated herein by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

10.19*	Ceradyne, Inc. 1994 Stock Incentive Plan. Incorporated herein by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

10.20*	Amendment No. 1 to the Ceradyne, Inc. 1994 Stock Incentive Plan. Incorporated herein by reference to Exhibit 4.2 to Registrant’s Registration Statement on Form S-8 (File No. 33-61675).

10.21*	Ceradyne, Inc. 1995 Employee Stock Purchase Plan. Incorporated herein by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-8 (File No. 33-61677).

10.22

Amendment No. 2, dated June 5, 1995, to Lease between Trico Rents and the Registrant covering premises located at 235 Paularino Avenue, Costa Mesa, California. Incorporated herein by reference to Exhibit 10.32 to the Registrant’s Registration Statement on Form S-1 (File No. 33-62345).

10.23

Amendment No. 2, dated June 5, 1995, to Lease covering premises located at 3169-A Red Hill Avenue, Costa Mesa, California. Incorporated herein by reference to Exhibit 10.33 to the Registrant’s Registration Statement on Form S-1 (File No. 33-62345).

10.24

Amendment No. 2, dated June 5, 1995, to Lease dated March 31, 1986 covering premises located at 3163 Red Hill Avenue, Costa Mesa, California. Incorporated herein by reference to Exhibit 10.34 to the Registrant’s Registration Statement on Form S-1 (File No. 33-62345).

10.25

Amendment No. 2, dated June 5, 1995, to Lease dated August 5, 1986 covering premises located at 225 Paularino Avenue, Costa Mesa, California.  Incorporated herein by reference to Exhibit 10.35 to the Registrant’s Registration Statement on Form S-1 (File No. 33-62345).

10.26*

Amendment No. 2 to the Ceradyne, Inc. 1994 Stock Incentive Plan.  Incorporated herein by reference to Exhibit 10.36 to the Registrant’s Annual report on Form 10-K for the fiscal year ended December 31, 1996.

10.27*	Amendment No. 3 to the Ceradyne, Inc. 1994 Stock Incentive Plan. Incorporated herein by reference to Exhibit 4.4 to Registrant’s Registration Statement on Form S-8 (File No. 333-31679).

10.28*

Amendment No. 4 to the Ceradyne, Inc. 1994 Stock Incentive Plan.  Incorporated herein by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

10.29*

Amendment No. 5 to the Ceradyne, Inc. 1994 Stock Incentive Plan.  Incorporated herein by reference to Exhibit 10.29 to the Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2000.

10.30*	Amendment No. 6 to the Ceradyne, Inc. 1994 Stock Incentive Plan. Incorporated herein by reference to Exhibit 4.7 to the Registrant’s Registration Statement on Form S-8 (File No. 333-64094).

10.31	Amendment No. 1 to the Ceradyne, Inc. 1995 Employee Stock Purchase Plan. Incorporated herein by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-8 (File No. 333-64078).

10.32

Lease between EMC Associates and the Registrant dated December 7, 2001, covering premises located at 17466 Daimler Avenue, Irvine, California.  Incorporated by reference to Exhibit 10.32 to the Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2001.

10.33

Agreement to Extend Lease and Increase Rental Between Ida S. Borochoff and Lance Borochoff as Co-Trustees of the Charles Z. Borochoff Marital Trust created under the Will of Charles Z. Borochoff, as Landlord and CERADYNE, INC., as Successor to Thermo Materials Corporation, as Tenant.

10.34*	Amendment No.7 to the Ceradyne, Inc. 1994 Stock Incentive Plan.

21.1	Subsidiaries of the Registrant. Incorporated herein by reference to Exhibit 23.2 to the Registrant’s Registration Statement on Form S-1 (File No. 33-62345).

23.1	Consent of Independent Accountants, PricewaterhouseCoopers LLP.

23.2	Note regarding consent of Arthur Andersen LLP.

99.1	Certification of Periodic Report by Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Periodic Report by Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Each of these exhibits constitutes a management contract, compensatory plan, or arrangement required to be filed as an exhibit to this Report pursuant to Item 15(c) of this Report.

Report of Independent Accountants

ToStockholders and Directors
   of Ceradyne, Inc.:

In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 15(a)(1) on page 45 present fairly, in all material respects, the financial position of Ceradyne, Inc. and its subsidiaries at December 31, 2002, and the results of their operations and their cash flows for the year then endedin conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) on page 45 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.  We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.  The financial statements and financial statement schedule of the Company as of December 31, 2001, and for each of the two years in the period ended December 31, 2001, were audited by other independent accountants who have ceased operations.  Those independent accountants expressed an unqualified opinion on those financial statements and financial statement schedule in their report dated February 27, 2002.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002.

/s/ PRICEWATERHOUSECOOPERS LLP

February 26, 2003

Report of Independent Accountants

The following report is a copy of a report previously issued by Arthur Andersen LLP and has not been reissued by Arthur Andersen LLP.

ToStockholders and Directors
   of Ceradyne, Inc.:

We have audited the accompanying consolidated balance sheets of Ceradyne, Inc., (a Delaware corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of financial statements is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ ARTHUR ANDERSEN LLP

Orange County, California
February 27, 2002

CERADYNE, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2002 AND 2001

ASSETS
(Amounts in thousands)

	2002	2001

CURRENT ASSETS:
Cash and cash equivalents	$350	$1,017
Accounts receivable, net of allowances for doubtful accounts of $111 and $101in 2002 and 2001, respectively	11,599	8,305
Other receivables	271	215
Inventories, net	16,107	14,581
Production tooling	3,239	2,889
Prepaid expenses and other	2,200	1,689
Deferred tax asset	1,357	1,728

Total current assets	35,123	30,424

PROPERTY, PLANT AND EQUIPMENT:
Land	422	422
Buildings and improvements	1,857	1,851
Machinery and equipment	34,431	30,126
Leasehold improvements	4,386	3,224
Office equipment	3,418	3,291
Construction in progress	300	1,067

	44,814	39,981
Less--Accumulated depreciation and amortization	(26,154)	(23,965)

	18,660	16,016

COSTS IN EXCESS OF NET ASSETS ACQUIRED,
net of accumulated amortization of $2,406 in 2002 and 2001	1,511	1,511

Total assets	$55,294	$47,951

The accompanying notes are an integral part
of these consolidated balance sheets.

CERADYNE, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2002 AND 2001

LIABILITIES AND STOCKHOLDERS’ EQUITY
(Amounts in thousands, except share data)

	2002	2001

CURRENT LIABILITIES:
Bank line of credit	$2,390	$—
Current maturities of long-term debt	100	100
Accounts payable	5,441	5,361
Accrued expenses:
Payroll and payroll related	1,317	1,320
Other	297	476
Deferred revenue	213	270
Warranty reserve	596	—

Total current liabilities	10,354	7,527

LONG-TERM DEBT, less current maturities	58	158

DEFERRED TAX LIABILITY	1,794	609

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Common stock, $.01 par value:
Authorized--12,000,000 shares Outstanding--8,521,034 and 8,402,705 shares in 2002 and 2001, respectively	40,044	39,298
Retained earnings	3,044	359

Total stockholders’ equity	43,088	39,657

Total liabilities and stockholders’ equity	$55,294	$47,951

The accompanying notes are an integral part
of these consolidated balance sheets.

CERADYNE, INC.

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2002 , 2001 AND 2000
(Amounts in thousands, except per share data)

	2002	2001	2000

NET SALES	$61,238	$45,339	$45,930
COST OF PRODUCT SALES	48,157	32,852	33,743

Gross profit	13,081	12,487	12,187

OPERATING EXPENSES:
Selling	2,069	2,036	1,605
General and administrative	4,963	4,897	4,456
Research and development	2,080	1,083	1,252

	9,112	8,016	7,313

Income from operations	3,969	4,471	4,874

OTHER INCOME (EXPENSE):
Royalty income	216	165	148
Interest income	14	186	209
Miscellaneous	35	41	—
Interest expense	(102)	(26)	(34)

	163	366	323

Income before provision for income taxes	4,132	4,837	5,197
PROVISION FOR INCOME TAXES	1,447	808	104

Net income	$2,685	$4,029	$5,093

BASIC NET INCOME PER SHARE	$0.32	$0.48	$0.62

DILUTED INCOME PER SHARE	$0.31	$0.46	$0.61

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	8,486	8,345	8,212

Diluted	8,759	8,713	8,395

The accompanying notes are an integral part
of these consolidated statements.

CERADYNE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
(Amounts in thousands, except share data)

	Common Stock		Retained Earnings (Deficit)	Total Stockholders’ Equity

	Number of Shares	Amount

BALANCE, December 31, 1999	8,095,848	$37,900	$(8,763)	$29,137
Issuance of common stock	64,304	190	—	190
Exercise of stock options	127,990	569	—	569
Net income	—	—	5,093	5,093

BALANCE, December 31, 2000	8,288,142	$38,659	$(3,670)	$34,989
Issuance of common stock	60,863	409	—	409
Exercise of stock options	53,700	230	—	230
Net income	—	—	4,029	4,029

BALANCE, December 31, 2001	8,402,705	$39,298	$359	$39,657
Issuance of common stock	51,429	438	—	438
Exercise of stock options	66,900	308	—	308
Net income	—	—	2,685	2,685

BALANCE, December 31, 2002	8,521,034	$40,044	$3,044	$43,088

The accompanying notes are an integral part
of these consolidated statements.

CERADYNE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
(Amounts in thousands)

	2002	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,685	$4,029	$5,093
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,941	2,485	2,212
Deferred income taxes	1,556
Gain on sale of equipment	—	(12)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(3,294)	(2,015)	(453)
Other receivables	(56)	(152)	35
Inventories	(1,526)	(6,388)	259
Production tooling	(350)	(1,234)	(312)
Prepaid expenses and other assets	(511)	(305)	352
Accounts payable	80	3,408	(261)
Accrued expenses	(182)	633	349
Warranty reserve	596	—	—
Deferred revenue	(57)	270	(270)

Net cash provided by operating activities	1,882	719	7,004

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property, plant and equipment	(5,585)	(6,965)	(2,414)
Proceeds from sale of equipment	—	68	—

Net cash used in investing activities	(5,585)	(6,897)	(2,414)

The accompanying notes are an integral part
of these consolidated statements.

CERADYNE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS – (continued)
(Amounts in thousands)

	2002	2001	2000

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	$438	$409	$190
Proceeds from exercise of stock options	308	230	569
Borrowings on bank line of debt	2,390	—	—
Payments on long-term debt	(100)	(100)	(100)

Net cash provided by financing activities	3,036	539	659

(Decrease) increase in cash and cash equivalents	(667)	(5,639)	5,249
Cash and cash equivalents, beginning of year	1,017	6,656	1,407
Cash and cash equivalents, end of year	$350	$1,017	$6,656

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$96	$26	$34

Income taxes paid	$20	$253	$78

The accompanying notes are an integral part
of these consolidated statements.

CERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002

1.     Summary of Significant Accounting Policies

a.	Principles of Consolidation and Nature of Operations

The consolidated financial statements include the financial statements of Ceradyne, Inc. (a Delaware Corporation), and its subsidiaries.  Ceradyne, Inc. and its subsidiaries are collectively referred to herein as the “Company”.  All significant intercompany accounts and transactions have been eliminated.

The Company develops, manufactures and markets advanced technical ceramic products and components for industrial, defense, consumer, microwave communications and automotive applications. The products are sold primarily to industrial, consumer, and defense concerns globally.

b.	Cash and Cash Equivalents

The Company considers all highly liquid investments with an initial maturity of three months or less when purchased to be cash equivalents.

c.	Accounts Receivable

The allowance for doubtful accounts includes management’s estimate of the amount expected to be uncollectable on specific accounts and unidentified accounts included in accounts receivable.  In estimating the potential losses on specific accounts, management relies on in-house prepared analysis and review of other available information.  The amounts the Company will ultimately realize could differ from the amounts assumed in arriving at the allowance for doubtful accounts in the accompanying financial statements.

d.	Inventories, Net

Inventories are valued at the lower of cost (first-in, first-out) or market.  The write down of inventory for obsolete items is based on management’s estimate of the amount considered obsolete based on specific reviews of inventory items.  In estimating the allowance, management relies on its knowledge of the industry as well as its current inventory levels.  The amounts the Company will ultimately realize could differ from amounts estimated by management.  Inventory costs include the cost of material, labor and manufacturing overhead.  The following is a summary of inventories by component:

	December 31,

	2002	2001

Raw materials	$9,641,000	$8,143,000
Work-in-process	5,613,000	5,616,000
Finished goods	853,000	822,000

	$16,107,000	$14,581,000

e.	Production Tooling

The Company’s production tooling primarily consists of graphite tooling used in the manufacturing and furnace processes. This tooling is being amortized over three to nine months.

f.	Property, Plant and Equipment

Depreciation and amortization of property, plant and equipment are provided using the straight-line method over the following estimated useful lives:

Buildings and improvements	20 years
Machinery and equipment	3 to 12 years
Office equipment	5 years
Leasehold improvements	Shorter of 10 years or the term of Lease

Maintenance, repairs and minor renewals are charged to expense as incurred.  Repairs and maintenance expense approximated $1,151,000, $1,061,000 and $965,000 in 2002, 2001 and 2000, respectively.  Additions and improvements are capitalized.  When assets are disposed of, the applicable costs and accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is included in the results of operations.  Depreciation expense approximated $2,941,000, $2,291,000 and $2,018,000 in 2002, 2001 and 2000, respectively.

g.	Costs in Excess of Net Assets Acquired

The cost in excess of net assets acquired (goodwill) amount presented on the financial statements primarily resulted from the acquisition of the Company’s divisions.  In accordance with SFAS 142, goodwill is not being amortized, but instead is subject to an annual assessment of impairment by applying a fair-value based test.

The Company performs an annual impairment test for goodwill.  Goodwill is allocated to three reporting units, which represents the Company’s operating segments.  The Company’s reporting units for purposes of applying the provisions of SFAS 142 are: Advanced Ceramics Operations, Semicon Associates, and Thermo Materials.  SFAS 142 requires the Company to compare the fair value of the reporting unit to its carrying amount on an annual basis to determine if there is potential impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill and intangible assets within the reporting unit is less than their carrying value. If the carrying amount of the intangible asset exceeds its fair value, an impairment loss is recognized. Fair value is determined based on discounted cash flows, market multiples or appraised values as appropriate.  As of December 31, 2002, the Company does not believe any impairment of goodwill has occurred.

h.	Sales Recognition

Sales are generally recorded when all of the following have occurred: an agreement of sale exists, product delivery and acceptance has occurred or services have been rendered, and collection is reasonably assured.  Management is required to make judgments about whether or not collectibility is reasonably assured.  The Company reduces revenue with reserves for estimated price concessions and sales returns.  Allowances, which are recorded at the time revenue is recognized, in accordance with SFAS No. 48, “Revenue Recognition When Right of Return Exists,” are based upon historical price concessions and sales returns.

i.	Deferred Revenue

In October 2002, Ford Motor Company contributed $217,000 for 2003 to the Joint Product Development Program.  The Company will amortize this amount to revenue during 2003.  In January 2002 and October 2001 and 2000, Ford also contributed $270,000 for each year and the Company fully amortized these amounts to revenue during 2002, 2001 and 2000.

j.	Net Income Per Share

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

The following is a summary of the number of shares entering into the computation of net income per common and common equivalent share:

	December 31,

	2002	2001	2000

Weighted average number of shares outstanding	8,486,177	8,344,874	8,211,568
Dilutive stock options	273,281	386,160	183,769

Number of shares used in diluted computation	8,759,458	8,713,034	8,395,337

k.	Accounting for Long-Lived Assets

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment of Disposal of long-lived Assets.” SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supercedes SFAS 121, “Accounting for the Impairment of long-lived Assets and for long-lived Assets to Be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects and Transactions,” for the disposal of a segment of a business (as previously defined in that Opinion). The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 (with earlier application being encouraged) and generally are to be applied prospectively. Adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

l.	Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements.  Actual results could differ from those estimates.

m.	Engineering and Research

The costs associated with application engineering and internally-funded research are expensed as incurred and are included in cost of product sales or other operating expenses.  The Company established a new research and development department in 1998 to focus on new materials technology.  Costs associated with the research and development department were $2,080,000, $1,083,000, and $1,252,000 for years ended December 31, 2002, 2001 and 2000, respectively.  In addition, the Company historically has and continues to engage in application engineering and internally funded research to improve and reduce the cost of products and to develop new products.  Costs associated with the engineering department were approximately $1,531,000, $497,000 and $358,000 in 2002, 2001 and 2000, respectively, and are included in cost of product sales.

n.	Fair Value of Financial Instruments

The carrying value of accounts receivable and trade payables approximates the fair value due to their short-term maturities.  The carrying value of the Company’s unused line of credit is considered to approximate fair market value, as the interest rates of these instruments are based predominantly on variable reference rates.  The carrying value of the Company’s long-term debt is a reasonable estimate of fair value as the rate of interest paid on the note approximates the current rate available for financing with similar terms and maturities.

o.	Income Taxes

The Company accounts for income taxes using the asset and liability approach.  Under this approach, deferred taxes are determined based on the differences between the financial statements and the tax bases using rates as enacted in tax laws.  A valuation allowance is established if it is “more likely than not” that all or a portion of the deferred tax asset will not be realized.

p.	New Accounting Pronouncements

In April 2002, the FASB issued SFAS No. 145, Rescission of SFAS Nos. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections. The significant items from SFAS 145 that are relevant to the Company are the provisions regarding extinguishment of debt. The provisions of this statement are applicable for financial statements issued on or subsequent to May 15, 2002. The adoption of this statement does not have a significant impact on the Company’s consolidated financial statements.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The provisions of this statement are effective for exit or disposal activities initiated after December 31, 2002. The Company expects that adoption of this statement will not have a significant impact on its consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“Interpretation”). This Interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also requires that at the time a company issues a guarantee, the company must recognize an initial liability for the fair market value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions of the Interpretation apply on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of this statement does not have an impact on the Company’s consolidated financial statements.

q.	Stock-Based Compensation

The Company applies the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” in accounting for stock-based compensation; therefore, no compensation expense has been recognized for its fixed stock option plans as options generally are granted at fair market value based upon the closing price on the date immediately preceding the grant date.  The Company has adopted the disclosure requirements for SFAS No. 123, “Accounting for Stock-Based Compensation.”  On December 31, 2002, the FASB issued SFAS No. 148, Accounting for Stock Based Compensation Transition and Disclosure, which amends SFAS No. 123.  SFAS No. 148 requires more prominent and frequent disclosures about the effects of stock-based compensation, which we have adopted for the year ended December 31, 2002.  Accordingly, if compensation expense for the Company’s stock options had been recognized, based upon the fair value of awards granted, the Company’s net income and earnings per share would have been reduced to the following pro forma amounts:

	2002	2001	2000

Net income (loss), as reported	$2,685,000	$4,029,000	$5,093,000
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(222,000)	(644,000)	(397,000)

Pro forma net income	$2,463,000	$3,385,000	$4,696,000

Net income per share:
Basic - as reported	$0.32	$0.48	$0.62
Basic - pro forma	$0.29	$0.41	$0.57
Diluted - as reported	$0.31	$0.46	$0.61
Diluted - pro forma	$0.28	$0.39	$0.57
Weighted average shares outstanding:
Basic	8,486,000	8,345,000	8,212,000
Diluted	8,759,000	8,713,000	8,395,000

     The pro forma amounts were estimated using the Black-Scholes option-pricing model with the following assumptions:

	2002	2001	2000

Expected term (years)	7.0	7.0	7.0
Volatility	53.99%	64.97%	66.53%
Annual dividend per share	$0.00	$0.00	$0.00
Risk free interest rate	3.97%	4.92%	5.76%
Weighted-average fair value of
options granted	$3.50	$2.19	$1.34

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable.  In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility.  The Company’s options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate.

2.	Debt and Bank Borrowing Arrangements

In November 1997, the Company entered into a revolving credit agreement with Comerica Bank.  The amount of the facility is $7,500,000 and bears interest at the prime rate of interest which at December 31, 2002 was 4.25%. The balance of the revolving line of credit at December 31, 2002 was $2,390,000.  Pursuant to the loan, the Company is subject to certain covenants, which include, among other things, the maintenance of minimum net worth, minimum ratio of quick assets to current liabilities, and maximum ratio of total liabilities to net worth. As of December 31, 2002, the Company was in compliance with these covenants. The line of credit is collateralized by substantially all of the Company’s assets and is payable on demand.

The Company entered into a $500,000 capital equipment loan agreement with Comerica Bank during the third quarter of 1999.  The capital equipment loan bears interest at a fixed interest rate of 8.18%, as of December 31, 2002, and is payable in monthly installments of $8,333 expiring July 2004.  There is a prepayment penalty on the loan.  The equipment serves as the collateral for the loan.

Future scheduled capital equipment loan payments are as follows:

          Year Ending December 31:

2002	100,000
2003	58,000

$158,000

3.     Income Taxes

The provision (benefit) for income taxes is comprised of the following for the year ended December 31:

	2002	2001	2000

Current	$(109,000)	$167,000	$104,000
Deferred	1,556,000	641,000	—

	$1,447,000	$808,000	$104,000

The components of the Company’s deferred tax asset (liability) as of December 31, 2002 and 2001 are as follows:

	December 31,

	2002	2001

Current asset (liability):
Inventory adjustments	$460,000	$379,000
Vacation accrual	201,000	121,000
Bad debt allowance	48,000	47,000
Warranty reserve	256,000
Net operating loss - carryforwards	440,000	1,129,000
Other	(48,000)	52,000

	$1,357,000	$1,728,000

Noncurrent (liability) asset:
Depreciation and amortization	$(2,128,000)	$(609,000)
Tax credit carryforwards	257,000	—
Other	77,000	—

	$(1,794,000)	$(609,000)

The effective income tax rate for the years ended December 31, 2002, 2001 and 2000 differs from the Federal statutory income tax rate due to the following items:

	December 31,

	2002	2001	2000

Income before taxes	$4,132,000	$4,837,000	$5,197,000

Provision for income taxes at federal statutory rate (34%)	1,405,000	1,644,580	1,766,980
State income taxes, net of federal benefit	98,000	234,595	252,055
Reduction of valuation allowance	—	(1,152,000)	(1,839,000)
Other	(56,000)	80,825	(76,035)

Provision (benefit) for income taxes	$1,447,000	$808,000	$(104,000)

Effective tax rate	35.00%	16.70%	2.00%

As of December 31, 2002, the Company had net operating loss carryforwards for federal tax purposes of approximately $1.3 million. The carryforwards will begin to expire in 2009. In addition, the Company had a state Manufacturing Investment Credit carryforward of approximately $.3 million. This carryforward will begin to expire in 2002.

4.     Costs in Excess of Net Assets Acquired

The following table sets forth what net income would have been exclusive of goodwill amortization for the years ended December 31, 2002, 2001, and 2000 (in thousands.)

	Years Ended December 31,

	2002	2001	2000

Reported net income	$2,685	$4,029	$5,093
Add back: Goodwill amortization, net of tax	—	167	167
Adjusted net income	$2,685	$4,196	$5,260

5.	Commitments and Contingencies

	a.	Operating Lease Obligations

The Company leases certain of its manufacturing facilities under noncancelable operating leases expiring at various dates through October 2015.  The Company incurred rental expense under these leases of $1,095,560, $792,458 and $691,365 for the years ended 2002, 2001 and 2000, respectively.  The approximate minimum rental commitments required under existing noncancelable leases as of December 31, 2002 are as follows:

2003	$1,150,000
2004	1,183,000
2005	1,110,000
2006	220,000
Thereafter	1,980,000

$5,643,000

b.	Legal Proceedings

From time to time, the Company is involved in legal proceedings incidental to its business.  The Company believes that  pending actions, individually and in the aggregate, will not have a material adverse effect on its financial condition, results of operations or cash flows, and that adequate provision has been made for the resolution of such actions and proceedings.

c.	Warranty Reserve

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

On August 7, 2002, the Company signed an amendment to the contract with the Government regarding certain of the SAPI plates shipped in December 2001, and the first quarter 2002.  The amendment requires that the Company correct or replace at its expense all supplies of the product that did not meet the original contractual requirements. The warranty items are to be delivered over the period from October 2002 through June 2003.  The Company estimates the cost to rework and upgrade the SAPI plates at approximately $650,000 and set up a warranty reserve in that amount, recorded in the second quarter ended June 30, 2002 against cost of goods sold. As of December 31, 2002, the balance of the reserve was $596,000.

Changes in the product warranty accrual for the year ended December 31, 2002 was as follows:

Warranty accrual, December 31, 2001	$—
Change in liability for warranties issued
during the period	650,000
Warranty expenditures	(54,000)

Warranty accrual, December 31, 2002	$596,000

6.     Disclosure About Segments of Enterprise and Related Information

The Company serves its markets and manages its business through three divisions, each of which has its own manufacturing facilities and administrative and selling functions.  The Company’s Advanced Ceramic Operations, located in Costa Mesa and Irvine, California, primarily produces armor and orthodontic products, components for semiconductor equipment, and houses the Company’s SRBSN research and development activities.  The Company’s cathode development and production are handled through its Semicon Associates division located in Lexington, Kentucky.  Fused silica products, including missile radomes, are produced at the Company’s Thermo Materials division located in Scottdale, Georgia.

Ceradyne, Inc.
Segment Statement of Operations for the Years Ended
December 31, 2002, 2001, and 2000
(amounts in thousands)

	Advanced Ceramic Ops			Semicon Associates			Thermo Materials			TOTAL

	2002	2001	2000	2002	2001	2000	2002	2001	2000	2002	2001	2000

Revenue from External Customers	$47,291	$31,026	$31,250	$6,042	$7,709	$7,191	$7,905	$6,604	$7,489	$61,238	$45,339	$45,930

Depreciation and Amortization	$2,001	$1,641	$1,564	$456	$451	$362	$484	$393	$286	$2,941	$2,485	$2,212

Segment Income (loss) before provision (benefit) for income taxes	$4,132	$3,754	$3,389	$(403)	$1,493	$895	$(403)	$(410)	$913	$4,132	$4,837	$5,197

Segment Assets	$53,423	$35,398	$27,298	$5,897	$6,575	$5,994	$6,659	$5,978	$5,171	$55,294	$47,951	$38,463

Expenditures for Segment Assets of PP&E	$4,717	$5,746	$1,211	$241	$384	$394	$627	$835	$809	$5,585	$6,965	$2,414

U.S. Net Sales (in%)	74%	60%	63%	8%	14%	12%	7%	10%	12%	89%	84%	87%
Foreign Net Sales (in%)	3%	8%	5%	2%	3%	4%	6%	5%	4%	11%	16%	13%
Total Net Sales (in%)	77%	68%	68%	10%	17%	16%	13%	15%	16%	100%	100%	100%

The following is revenue by product line for Advanced Ceramic Operations for the year ended December 31,

	2002	2001	2000

Semiconductor	$1,314	$1,667	$2,407
Armor	26,197	12,446	14,489
Orthodontics	7,061	7,992	6,511
Automotive	5,494	1,270	—
Other	7,225	7,651	7,843

	$47,291	$31,026	$31,250

One customer accounted for approximately 12%, 18%, and 14% of net sales for the years ended 2002, 2001 and 2000, respectively.

7.     Stock Options

The Company has a stock option plan, the 1994 Stock Incentive Plan, and an employee stock purchase plan, the 1995 Employee Stock Purchase Plan.

The Company may sell up to 250,000 shares of stock to its full-time employees under the 1995 Employee Stock Purchase Plan.  The Company has sold 29,347 shares, 21,765 shares and 27,925 shares 2002, 2001 and 2000, respectively, under the 1995 Employee Stock Purchase Plan.  Employees may purchase shares at the lower of 85 percent of the quoted market value of the shares as determined on the first or last day of the plan year.  As of December 31, 2002, the Company has 84,310 shares available under the 1995 Employee Stock Purchase Plan.

The Company may grant options for up to 1,050,000 shares under the 1994 Stock Incentive Plan.  The Company has granted options for 1,196,100 shares and has had cancellations of 148,705 shares through December 31, 2002.  Options are granted at or above the fair market value at the date of grant and generally become exercisable over a five-year period for Incentive Options and six months for Non-Qualified Options.

A summary of the status of the Company’s stock option plan at December 31, 2000, 2001 and 2002 and changes during the years then ended is presented in the table and narrative below:

	Shares	Weighted Average Exercise Price

OUTSTANDING, December 31, 1999	628,550	$4.06

Granted	107,900	$6.83
Exercised	(127,990)	(4.23)
Canceled	(11,000)	(4.16)

OUTSTANDING, December 31, 2000	597,460	$4.57

Granted	169,500	$6.83
Exercised	(53,700)	(4.00)
Canceled	(7,500)	(4.84)

OUTSTANDING, December 31, 2001	705,760	$5.15

Granted	161,000	$5.91
Exercised	(66,900)	(4.62)
Canceled	(5,000)	(6.31)

OUTSTANDING, December 31, 2002	794,860	$5.29

Of the 794,860 options outstanding at December 31, 2002, 267,700 have exercise prices between $2.00 and $4.38, with a weighted average exercise price of $3.21, and a weighted average remaining contractual life of five years.  The remaining 527,160 options have exercise prices between $4.81 and $8.05, with a weighted average exercise price of $6.36, and a weighted average remaining contractual life of nine years.

8.     Supplemental Retirement Plan

In December 1988 the Board of Directors of the Company approved the adoption of a supplemental retirement plan, the Ceradyne SMART 401(k) Plan (the Plan), in which substantially all employees are eligible to participate after completing 90 days of employment.  Participation in the Plan is voluntary.  An employee may elect to contribute up to fifteen percent (15% or the maximum deferred tax amount of $11,000 in 2002, whichever is less) of the employee’s pretax compensation as a basic contribution.  The Company may contribute any amount which the Board of Directors annually determines appropriate.  Company contributions fully vest and are non-forfeitable after the participant has completed five years of service.  During the years ended December 31, 2002, 2001 and 2000, the related Company contribution was $217,905, $259,024 and $82,052 respectively.

The Company’s contribution is in the form of shares of its common stock.  The number of shares to be contributed will be determined by dividing the total Company match for the Plan year by the higher of the market value per share of common stock as of the end of that Plan year

(December 31), or the audited book value per share of common stock as of the end of that Plan year.  The participants’ cash contributions may be invested, at their discretion, in several funds.  The member can elect to allocate the accumulated and future contributions to their accounts among these funds in increments of 10 percent.

The Company has reserved 250,000 shares of its common stock for possible issuance under the Plan.  At December 31, 2002, 42,884 shares were available for issuance under the Plan.

9.     Joint Venture and Joint Development Agreement

On March 11, 1986, the Company sold 526,316 shares of its common stock to Ford Motor Company (Ford) for a gross sales price of $10,000,000.  In addition, Ford and the Company formed a joint venture, Ceradyne Advanced Products, Inc. (CAPI), in which the Company acquired a 20 percent interest for $200,000.  Ford contributed certain technology in exchange for its 80 percent interest in the joint venture.  The Company granted Ford an option to sell Ford’s 80 percent interest in the joint venture to the Company in exchange for 608,020 shares of the Company’s common stock.  Ford granted the Company an option to call Ford’s 80 percent interest in the joint venture in exchange for 680,983 shares of the Company’s common stock.

On February 13, 1988, the Company exercised its call option and issued 680,983 shares of its common stock to Ford.  The value of the shares issued ($2,043,000) was allocated to the technology acquired and was being amortized over a 20 year period utilizing the purchase method of accounting.  In compliance with SFAS No. 142, the Company ceased recording amortization of goodwill on January 1, 2002.

Ford and the Company have also entered into a joint development program to develop a prototype production facility to produce ceramics with automotive applications.  Under the terms of the joint development agreement, Ford and the Company share equally in the cost of this project.  Ford contributed $270,000 for each of the years ended December 31, 2002, 2001 and 2000.  In addition, Ford contributed $217,000 in October 2002 for fiscal year 2003.

In January 2003, Ford sold its entire remaining ownership interest in Ceradyne of 927,300 shares to mutual funds and private investment funds associated with Needham & Company, Inc. Prior to this transaction, Ford had sold 100,300 shares in the open market during 2002.

10.     Quarterly Financial Information (unaudited)

The results by quarter for 2002 and 2001 are as follows:

Quarter Ending

	March 31, 2002	June 30, 2002	September 30, 2002	December 31, 2002

Net Sales	$14,678,000	$14,620,000	$14,300,000	$17,640,000
Gross Profit	2,889,000	3,001,000	3,242,000	3,949,000
Net Income	579,000	507,000	662,000	937,000
Basic Income per share	$0.07	$0.06	$0.08	$0.11
Diluted Income per Share	$0.07	$0.06	$0.08	$0.11

Quarter Ending

	March 31, 2001	June 30, 2001	September 30, 2001	December 31, 2001

Net Sales	$11,949,000	$11,137,000	$10,178,000	$12,075,000
Gross Profit	3,826,000	3,293,000	2,801000	2,567,000
Net Income	1,189,000	1,257,000	658,000	925,000
Basic Income per share	$0.14	$0.15	$0.08	$0.10
Diluted Income per Share	$0.14	$0.15	$0.08	$0.10

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(Amounts in thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period

For the Year Ending
December 31, 2002:
Allowance for doubtful accounts receivable	$101	$67	$57	$111

For the Year Ending
December 31, 2001:
Allowance for doubtful accounts receivable	$84	$57	$40	$101

For the Year Ending
December 31, 2000:
Allowance for doubtful accounts receivable	$39	$134	$89	$84

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 31, 2003		CERADYNE, INC.

	By	/s/ JOEL P. MOSKOWITZ

Joel P. Moskowitz Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ JOEL P. MOSKOWITZ	Chairman of the Board,	March 31, 2003
Chief Executive Officer,
Joel P. Moskowitz	President and Director
(Principal Executive Officer)

/s/ JERROLD J. PELLIZZON	Chief Financial Officer	March 31, 2003
Chief Administrative Officer
Jerrold J. Pellizzon	(Principal Financial and Accounting Officer)

/s/ RICHARD A. ALLIEGRO	Director	March 31, 2003

Richard A. Alliegro

/s/ EDUARD BAGDASARIAN	Director	March 31, 2003

Eduard Bagdasarian

/s/ FRANK EDELSTEIN	Director	March 31, 2003

Frank Edelstein

/s/ WILFORD D. GODBOLD, JR.	Director	March 31, 2003

Wilford D. Godbold, Jr.

/s/ MILTON L. LOHR	Director	March 31, 2003

Milton L. Lohr

Certification of Chief Executive Officer

I, Joel P. Moskowitz, Chief Executive Officer of Ceradyne, Inc., certify that:

1. I have reviewed this annual report on Form 10-K of Ceradyne, Inc.;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is  made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 31, 2003

/s/ JOEL P. MOSKOWITZ

Joel P. Moskowitz Chief Executive Officer

Certification of Principal Financial Officer

I, Jerrold J. Pellizzon, Chief Financial Officer of Ceradyne, Inc., certify that:

1. I have reviewed this annual report on Form 10-K of Ceradyne, Inc.;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is  made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 31, 2003

/s/ JERROLD J. PELLIZZON

Jerrold J. Pellizzon Chief Financial Officer

Exhibit Index

Exhibit No.	Description

10.33

Agreement to Extend Lease and Increase Rental Between Ida S. Borochoff and Lance Borochoff as Co-Trustees of the Charles Z. Borochoff Marital Trust created under the Will of Charles Z. Borochoff, as Landlord, and Ceradyne, Inc.

10.34	Amendment No.7 to the Ceradyne, Inc. 1994 Stock Incentive Plan.

23.1	Consent of Independent Accountants, PricewaterhouseCoopers LLP.

23.2	Note regarding consent of Arthur Andersen LLP.

99.1	Certification of Periodic Report by Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Periodic Report by Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.