Form 10-Q
period 2003-03-31
CERADYNE INC
filed 2003-05-14
CIK 18937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from _____________________to _____________________

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

Yes ☒	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2003

Common Stock, $.01 par value	8,577,734 Shares

Page 1 of 21 Pages

CERADYNE, INC.

CERADYNE, INC.

FORM 10-Q
FOR THE QUARTER ENDED

March 31, 2003

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

The Financial Statements included herein have been prepared by Ceradyne, Inc. (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information normally included in the Financial Statements prepared in accordance with accounting principles generally accepted in the United States has been omitted pursuant to such rules and regulations.  However, the Company believes the disclosures are adequate to make the information presented not misleading.  All adjustments have been made which are, in the opinion of management, necessary to a fair statement of the results of the interim periods presented.  The Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 on Form 10-K for the fiscal year ended December 31, 2002, as filed with the Securities and Exchange Commission on March 31, 2003.

CERADYNE, INC.
CONSOLIDATED BALANCE SHEETS
ASSETS
(Amounts in thousands)

	March 31, 2003 (Unaudited)	December 31, 2002

CURRENT ASSETS
Cash and cash equivalents	$462	$350
Accounts receivable, net of allowances for doubtful accounts of approximately $94 and $111 at March 31, 2003 and December 31, 2002, respectively	14,791	11,599
Other receivables	267	271
Inventories	16,334	16,107
Production tooling	3,333	3,239
Prepaid expenses and other	2,068	2,200
Deferred tax asset	548	1,357

TOTAL CURRENT ASSETS	37,803	35,123

PROPERTY, PLANT & EQUIPMENT, at cost
Land	422	422
Buildings and improvements	1,857	1,857
Machinery and equipment	35,247	34,431
Leasehold improvements	4,419	4,386
Office equipment	3,471	3,418
Construction in progress	118	300

	45,534	44,814
Less accumulated depreciation and amortization	(26,973)	(26,154)

	18,561	18,660

COSTS IN EXCESS OF NET ASSETS ACQUIRED	1,511	1,511

TOTAL ASSETS	$57,875	$55,294

See accompanying condensed notes to Consolidated Financial Statements

CERADYNE, INC.
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS’ EQUITY
(Amounts in thousands, except share data)

	March 31, 2003 (Unaudited)	December 31, 2002

CURRENT LIABILITIES
Bank line of credit	$1,500	$2,390
Current portion of long-term debt	100	100
Accounts payable	6,926	5,441
Accrued expenses:
Payroll and payroll related	1,884	1,317
Other	453	297
Deferred revenue	159	213
Warranty reserve	181	596

TOTAL CURRENT LIABILITIES	11,203	10,354

LONG-TERM DEBT, NET OF CURRENT PORTION	33	58
DEFERRED TAX LIABILITY	1,794	1,794
SHAREHOLDERS’ EQUITY
Common stock, $.01 par value, Authorized - 12,000,000 shares, Outstanding - 8,577,734 shares and 8,521,034 shares at March 31, 2003 and December 31, 2002, respectively	40,289	40,044

Retained Earnings	4,556	3,044

TOTAL SHAREHOLDERS’ EQUITY	44,845	43,088

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$57,875	$55,294

See accompanying condensed notes to Consolidated Financial Statements

CERADYNE, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except share data)

	THREE MONTHS ENDED March 31

	2003	2002

	(Unaudited)
NET SALES	$19,182	$14,678
COST OF PRODUCT SALES	14,265	11,789

Gross profit	4,917	2,889

OPERATING EXPENSES
Selling	506	448
General and administrative	1,636	1,138
Research and development	471	482

	2,613	2,068

Income from operations	2,304	821

OTHER INCOME (EXPENSE):
Royalty income	30	55
Interest income	3	5
Interest expense	(10)	(12)
Miscellaneous	(1)	22
	22	70
Income before provision for income taxes	2,326	891
PROVISION FOR INCOME TAXES	814	312

NET INCOME	$1,512	$579

BASIC INCOME PER SHARE	$0.18	$0.07

DILUTED INCOME PER SHARE	$0.17	$0.07

See accompanying condensed notes to Consolidated Financial Statements

CERADYNE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	THREE MONTHS ENDED MARCH 31,

	2003 (Unaudited)	2002 (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$1,512	$579
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Depreciation and amortization	819	686
Deferred income taxes	809	312
Change in operating assets and liabilities:
Accounts receivable, net	(3,192)	(2,852)
Other receivables	4	(44)
Inventories	(227)	391
Production tooling	(94)	(702)
Prepaid expenses and other	132	(283)
Accounts payable	1,485	1,194
Accrued expenses	723	(103)
Warranty reserve	(415)	—
Deferred revenue	(54)	(68)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	1,502	(890)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(720)	(2,175)

NET CASH USED IN INVESTING ACTIVITIES:	(720)	(2,175)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	245	258
Payments on long-term debt	(25)	(25)
Net proceeds from (reduction in) bank line of credit	(890)	1,960

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(670)	2,193

DECREASE IN CASH AND CASH EQUIVALENTS	112	(872)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	350	1,017

CASH AND CASH EQUIVALENTS, END OF PERIOD	$462	$145

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$10	$12

Income taxes paid	$12	$9

See accompanying condensed notes to Consolidated Financial Statements

CERADYNE, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2003
(Unaudited)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the Consolidated Financial Statements and Notes to Financial Statements included in Ceradyne’s Annual Report on Form 10-K for the year ended December 31, 2002.

2.	Inventories

Inventories are valued at the lower of cost (first in, first out) or market.  Inventory costs include the cost of material, labor and manufacturing overhead.  The following is a summary of the inventory components as of March 31, 2003 and December 31, 2002 (in thousands):

	MARCH 31, 2003	DECEMBER 31, 2002

Raw Materials	$9,308	$9,641
Work-In-Process	6,067	5,613
Finished Goods	959	853

Total Inventories	$16,334	$16,107

3.	Recent Accounting Pronouncements

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

On December 31, 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure, which amends SFAS No. 123. SFAS No. 148 requires more prominent and frequent disclosures about the effects of stock-based compensation, which the Company adopted in the year ended December 31, 2002.

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

The following is a summary of the number of shares entering into the computation of net income per common and common equivalent share:

	THREE MONTHS ENDED MARCH 31

	2003	2002

Weighted average number of shares outstanding	8,553,474	8,444,776
Dilutive stock options and common stock warrants	368,853	352,279

Number of shares used in diluted computations	8,922,327	8,797,055

5.	Long Term Debt

Capital equipment loan bearing interest at 8.18% APR. Payable in monthly installments of $8,333, expiring July 2004.	$133,000
Less: current portion	(100,000)

Long term debt	$33,000

In addition to the capital equipment loan, the Company also has a bank line of credit. The Company may borrow up to $7,500,000 with interest on borrowings charged at one-half percentage point below the bank’s prime rate. The bank’s prime rate was 4.25 percent at March 31, 2003.  The bank line of credit had an outstanding balance at March 31, 2003 of approximately $1,500,000.  Pursuant to the bank line of credit, the Company is subject to certain covenants, which include, among other things, the maintenance of tangible net worth, quick assets to current liabilities ratio, and total liabilities to tangible net worth ratio.  At March 31, 2003, the Company was in compliance with these covenants. The line of credit is collateralized by substantially all of the Company’s assets and is payable on demand.

6.	Stock-Based Compensation

The Company applies the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” in accounting for stock-based compensation; therefore, no compensation expense has been recognized for its fixed stock option plans as options are granted at fair market value based upon the closing price on the date of grant.  The Company has adopted the disclosure requirements for SFAS No. 123, “Accounting for Stock-Based Compensation.”  On December 31, 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, which amends SFAS No. 123.  SFAS No. 148 requires more prominent and frequent disclosures about the effects of stock-based compensation, which the Company applied in the year ended December 31, 2002.

Accordingly, if compensation expense for the Company’s stock options had been recognized, based upon the fair value of awards granted, the Company’s net income and earnings per share would have been reduced to the following pro forma amounts:

	THREE MONTHS ENDED MARCH 31,

	2003	2002

Net income, as reported	$1,512,000	$579,000
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(60,000)	(43,000)

Pro forma net income	$1,452,000	$536,000

Net income per share:
Basic- as reported	$0.18	$0.07

Basic- pro forma	$0.17	$0.06

Diluted - as reported	$0.17	$0.07

Dilued - pro forma	$0.16	$0.06

Weighted average shares outstanding:
Basic	8,553,474	8,445,776
Diluted	8,922,327	8,797,055

The pro forma amounts were estimated using the Black-Scholes option-pricing model. There were no options granted during the first quarter ended March 31, 2003.

7.	Disclosure About Segments of an Enterprise and Related Information

The Company serves its markets and manages its business through three divisions, each of which has its own manufacturing facilities and administrative and selling functions.  The Company’s Advanced Ceramic Operations, located in Costa Mesa and Irvine, California, primarily produces armor and orthodontic products, diesel automotive engine parts, components for semiconductor equipment, and houses the Company’s sintered reaction bonded silicon nitride (SRBSN) research and development activities.  The Company’s cathode development and production are handled through its Semicon Associates division located in Lexington, Kentucky.  Fused silica products, including missile radomes, are produced at the Company’s Thermo Materials division located in Scottdale, Georgia.

Ceradyne’s manufacturing structure is summarized in the following table:
FACILITY LOCATION	PRODUCTS

Advanced Ceramic Operations Costa Mesa and Irvine, California Approximately 126,000 square feet	•	Lightweight ceramic armor
	•	Orthodontic ceramic brackets
	•	Ceralloy® 147 SRBSN wear parts
	•	Precision ceramics
	•	Ceralloy® 147 SRBSN diesel/automotive engine parts
	•	Semiconductor Equipment Components
	•	Research and Development

Semicon Associates Lexington, Kentucky Approximately 35,000 square feet	•	Microwave ceramic-impregnated dispenser cathodes
	•	Ion laser ceramic-impregnated dispenser cathodes
	•	Samarium cobalt magnets

Thermo Materials Scottdale, Georgia Approximately 85,000 square feet	•	Glass tempering rolls (fused silica ceramics)
	•	Metallurgical tooling (fused silica ceramics)
	•	Missile radomes (fused silica ceramics)
	•	Castable and other fused silica product

Ceradyne, Inc. Segment Disclosures
(Amounts in thousands)
Three Months Ended March 31,
	Advanced Ceramic Ops		Semicon Associates		Thermo Materials		TOTAL

	2003	2002	2003	2002	2003	2002	2003	2002

Revenue from External Customers	$14,418	$11,523	$1,736	$1,491	$3,028	$1,664	$19,182	$14,678

Depreciation and Amortization	$586	$444	$117	$113	$116	$129	$819	$686

Segment Income before Provision for Income Taxes	$2,052	$961	$173	$73	$101	$(143)	$2,326	$891

Segment Assets	$44,209	$39,180	$6,181	$6,579	$7,485	$5,987	$57,875	$51,746

Expenditures for PP&E	$545	$1,911	$67	$19	$108	$245	$720	$2,175

The following is revenue by product line for Advanced Ceramic Operations for the quarter ended March 31:

	2003	2002

Armor	$9,602	$$6,650
Automotive	882	926
Orthodontics	2,044	2,054
Other	1,890	1,893

	$14,418	$11,523

Segment Disclosures for Net Sales by Area

Three Months Ended March 31,

	Advanced Ceramic Ops		Semicon Associates		Thermo Materials		TOTAL

	2003	2002	2003	2002	2003	2002	2003	2002

U.S. Net Sales (in %)	73%	75%	8%	8%	11%	5%	92%	88%
Foreign Net Sales (in %)	2%	4%	1%	2%	5%	6%	8%	12%

Total Net Sales (in %)	75%	79%	9%	10%	16%	11%	100%	100%

8.	Legal Proceedings

From time to time, the Company is involved in legal proceedings incidental to its business.  The Company believes that  pending actions, individually and in the aggregate, will not have a material adverse effect on its financial condition, results of operations or cash flows, and that adequate provision has been made for the resolution of such actions and proceedings.

9.	Commitments and Contingencies

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

When notified of these issues on March 27, 2002, the Company voluntarily stopped producing its original SAPI design and actively worked with the Government to understand the quality and testing issues and to resolve the status and disposition of the SAPI plates in question.  The Company completed the development of a modified design for its ceramic SAPI armor plates.  Independently performed tests by the Government’s designated testing laboratory of the modified design have been successful and the “first article” (initial production parts) of this modified design was approved in June 2002.

On August 7, 2002, the Company signed an amendment to the contract with the Government regarding certain of the SAPI plates shipped in December 2001 and the first quarter 2002.  The amendment requires that the Company correct or replace at its expense all supplies of the product that did not meet the original contractual requirements. The warranty items are to be delivered over the period from October 2002 through June 2003.  The Company estimated the cost to rework and upgrade the SAPI plates at approximately $650,000 and set up a warranty reserve in that amount, recorded in the second quarter ended June 30, 2002 against cost of goods sold. As of March 31, 2003, the balance of the reserve was $181,000 after warranty charges to date of $469,000.

Changes in the product warranty accrual for the three months ended March 31, 2003 was as follows:

Warranty accrual, December 31, 2002	$596,000
Warranty expenditures	415,000

Warranty accrual, March 31, 2003	$181,000

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Preliminary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains statements which may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934.  One generally can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “may,” “will,” “expects,” “intends,” “estimates,” “anticipates,” “plans,” “seeks,” or “continues,” or the negative thereof or variations thereon or similar terminology.  Forward-looking statements regarding future events and the future performance of the Company involve risks and uncertainties that could cause actual results to differ materially.  These risks and uncertainties are described in Note 9,  “Commitments and Contingencies”, of Condensed Notes to Consolidated Financial Statements on pages 13  and 14 of this report, and in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, as filed with the Securities and Exchange Commission, under “Item 1-Business”, including the section therein entitled “Risk Factors”, and “Item 7-Management’s Discussion and Analysis of Financial Condition and Result of Operations”.

Results of Operations for the Three Months Ended March 31, 2003

Reference is made to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, for an analysis and detailed discussion of the Company’s financial condition and results of operations for the period covered by that report.

Net Sales. Net sales for the three months ended March 31, 2003 were $19.2 million. This represents an increase of 31%, or $4.5 million, from the corresponding quarter of the prior year.

Advanced Ceramic Operations in Costa Mesa, California, had net sales for the quarter of $14.4 million representing an increase of $2.9 million, or 25% over the comparable prior year quarter. The primary reason for this improvement was an increase of $2.9 million in sales of ceramic armor for defense customers, compared to the first quarter of 2002, due to orders received in the second and fourth quarters of 2002 from the U.S. Department of Defense for lightweight body armor for military personnel.  Other individual product line sales were essentially flat for the first quarter of 2003 when compared to last year’s first quarter period. Bookings for the first quarter ended March 31, 2003 were $24.6 million representing an increase of $13.4 million or 119% over the same period last year.

The Company’s Semicon Associates division in Lexington, Kentucky, posted sales of $1.7 million for the quarter, which was a $245,000 increase as compared to the year-ago quarter.  The sales increase reflects higher shipments of Microwave Cathodes during the current quarter versus the year-ago period.  In the first quarter ended March 31, 2003, bookings of incoming orders totaled $1.5 million, which were 80% higher than the year-ago period.

The Company’s Thermo Materials division in Scottdale, Georgia, posted sales of $3.0 million for the quarter, which was a $1.4 million increase as compared to the year-ago quarter.  The increases were mainly due to the completion of defense contracts and increases in shipments of ceramic crucibles.  Bookings during the first quarter ended March 31, 2003 were 40% higher compared to last year’s first quarter period.

Gross Profit.  The Company’s gross profit was $4.9 million, or 26% of sales, for the first quarter ended March 31, 2003, compared to $2.9 million, or 20% of sales in the prior year period.  Gross profit for the first quarter of 2003 was 70% higher than the prior year period.

The Company’s Advanced Ceramic Operations in Costa Mesa, California, posted gross profit of $4.0 million or 28% of sales for the quarter ended March 31, 2003, compared to gross profit of $2.4 million or 21% of sales for the year ago quarter.  This amounted to a 68% increase in gross profit when comparing the two quarters.  These results were due to several factors. During the final two quarters of 2002, the Company implemented lean manufacturing techniques and Demand Flow® Technology (DFT) to focus on increasing the Company’s gross profit. These systems are designed to reduce work-in-process inventory, decrease queue times and increase yields and efficiencies. Implementation of these techniques and systems in the production of body armor has been successful where gross margins increased from 16% in the prior year first quarter to 28% for the first quarter of this year. The Company will continue to consider these systems for implementation into other product lines. Other factors contributing to the increase in gross profits included improved labor utilization, better training of personnel, increased workflow, changes in the design of products and an improved sales mix.

During the fourth quarter of 2002, the Company completed its move into a 41,000 square foot manufacturing facility in Irvine, California. During the first quarter of 2003, this additional space allowed the Company to increase manufacturing flow, achieve economies of scale, create production efficiencies and support to meet the increased demand for personal armor and diesel engine components.

The first quarter of 2003 did not experience the same factors that negatively affected gross margins during the first quarter of last year. Last year’s gross profit for the first quarter was adversely impacted because the Company experienced a surge in orders with short delivery times which did not allow it enough time to prepare for the increased demands placed upon its personnel, facilities and manufacturing techniques and capabilities. After installing new systems and manufacturing techniques in the second half of 2002, the Company was better prepared during the first quarter of this year to benefit from higher production and shipment levels from an increasing backlog of orders. These changes led to greater operating leverage, production efficiencies and better absorption of manufacturing overhead costs that resulted in higher gross profits.

Semicon Associates in Lexington, Kentucky, posted first quarter gross profit of $377,000 compared to $245,000, or a 54% increase over the year ago quarter.  The $132,000 increase is attributed to higher gross profits from microwave cathodes caused by increased levels of production and shipments and improved capacity utilization compared to the prior year period.

Thermo Materials in Scottdale, Georgia, posted 2003 first quarter gross profit of $496,000 compared to $236,000, or a 110% increase from the year ago quarter. The increase in gross profit in first quarter of 2003 was due to the completion of defense contracts and to more efficient manufacturing methods resulting in less scrap and rework.  During the current quarter, completion of defense contracts added $218,000 in gross margins, while ceramic castables and rolls contributed $183,000

Selling Expenses. Selling expenses were $0.5 million for the first quarter of 2003, a figure comparable to the amount in the same period last year.

General and Administrative Expenses.  General and Administrative expenses for the quarters ended March 31, 2003 and 2002 were $1.6 million and $1.1 million, respectively. Contributing to this increase were salary and benefit increases and increases in bonus amounts due to higher profits compared to the prior year period.

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

Expenses for the first quarters ended March 31, 2003 and 2002 for Research and Development were essentially unchanged at $0.5 million.

In addition, the Company historically has and continues to engage in application engineering to improve and reduce the cost of production and to develop new products.  These costs are expensed as incurred.

Other Income.  Other income was $22,000 for the quarter ended March 31, 2003 compared to $70,000 for the same period of the prior year.  The major cause for the decrease was a $25,000 reduction in royalty income and a decrease in miscellaneous income of $23,000.

Interest Expense. Interest expense was $10,000 for the quarter as compared to $12,000 in the year-ago quarter. The decrease was due to lower levels of borrowings and lower interest rates.

Income Taxes. The provision for income taxes of 35% for the quarter ended March 31, 2003 remained the same as the first quarter in 2002.

Net Income. Reflecting all of the matters discussed above, net income was $1.5 million (or $0.18 per share basic and $0.17 diluted) for the quarter ended March 31, 2003 compared to $0.6 million (or $0.07 per share basic and diluted) for the quarter ended March 31, 2002.

Liquidity and Capital Resources

The Company generally meets its operating and capital requirements for cash flow from operating activities and borrowings under its credit facilities.

On May 16, 2002, the Company increased from $4.0 million to $7.5 million its revolving credit facility with Comerica Bank.  As of March 31, 2003, the Company borrowed $1.5 million to meet operating needs.  Pursuant to the loan, the Company is subject to certain covenants, which include, among other things, the maintenance of minimum net worth, minimum ratio of quick assets to current liabilities, and maximum ratio of total liabilities to net worth. As of March 31, 2003, the Company was in compliance with these covenants.  The line of credit is collateralized by substantially all of the Company’s assets and is payable on demand. The bank line of credit interest rate is charged at one-half percentage point below the bank’s prime rate. The bank’s prime rate was 4.25% as of March 31, 2003.

Under a separate credit facility with Comerica Bank, the Company entered into a $500,000 capital equipment loan agreement during the third quarter of 1999.  The term of the loan is for 60 months with a prepayment penalty, and as of March 31, 2003, this loan balance is $133,000.

The Company’s net cash position increased by $112,000 during the three months ended March 31, 2003, compared to a decrease of $872,000 during the three months ended March 31, 2002.  For the first quarter ended March 31, 2003, cash flow provided by operating activities amounted to $1.5 million, which was offset by $0.7 million of capital expenditures and a reduction of $0.9 million outstanding under the Company’s bank line of credit.  Additionally, during the first quarter in 2003, the Company generated cash in the amount of $245,000 from the issuance of common stock due to the exercise of stock options.  During the first quarter ended March 31, 2002, cash used in operating activities amounted to $0.9 million. During the quarter ended March 31, 2002, capital expenditures amounted to $2.2 million and the amount of borrowings outstanding under the bank line of credit increased by $2.0 million.

Management believes that current cash and cash equivalents on hand, as well as cash generated from operations and the ability to borrow under the existing credit facilities, will be sufficient to finance anticipated capital and operating requirements for at least the next 12 months.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risks related to fluctuations in interest rates on its debt.  Currently, the Company does not utilize interest rate swaps, forward or option contracts on foreign currencies or commodities, or other types of derivative financial instruments.  The purpose of the following analysis is to provide a framework to understand the Company’s sensitivity to hypothetical changes in interest rates as of March 31, 2003.

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

As of March 31, 2003, the Company’s debt consisted of a $133,000 capital equipment loan at a fixed interest rate of 8.18% due July 28, 2004, and a bank line of credit of $1,500,000 for operating requirements.  The bank line of credit interest rate is charged at one half-percentage point below the bank’s prime rate. The bank’s prime rate was 4.25% as of March 31, 2003.  The carrying amount is a reasonable estimate of fair value as the rate of interest paid on the note and revolving credit facility approximates the current rate available for financing with similar terms and maturities.

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

Item 2.	N/A

Item 3.	N/A

Item 4.	N/A

Item 5.	N/A

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits:

99.1	Certification of Periodic Report by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of Periodic Report by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

On April 11, 2003, the Registrant filed a report on Form 8-K to furnish information pursuant to Item 12 relating to the Registrant’s results of operations for the three months ended March 31, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CERADYNE, INC.

By:	/s/ JERROLD J. PELLIZZON

Jerrold J. Pellizzon Vice President Chief Financial Officer (Principal Financial and Accounting Officer)

Dated:	May 14, 2003

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

4.   The registrant’s other certifying officer and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

Dated: May 14, 2003

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

4.   The registrant’s other certifying officer and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

Dated: May 14, 2003

/s/ JERROLD J. PELLIZZON

Jerrold J. Pellizzon Chief Financial Officer

Index to Exhibits

Exhibit	Description

99.1	Certification of Periodic Report by Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Periodic Report by Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.