Form 10-Q
period 2003-06-30
CERADYNE INC
filed 2003-08-08
CIK 18937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2003

or

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

Yes ☒                                                  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes ☐                                                  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2003
Common Stock, $.01 par value	8,715,981 Shares

Page 1 of 25 Pages

CERADYNE, INC.

CERADYNE, INC.

FORM 10-Q

FOR THE QUARTER ENDED

June 30, 2003

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

CERADYNE, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS

(Amounts in thousands)

	June 30, 2003	December 31, 2002
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$644	$350
Accounts receivable, net of allowances for doubtful accounts of approximately $202 and $111 at June 30, 2003 and December 31, 2002, respectively	14,344	11,599
Other receivables	242	271
Inventories	15,315	16,107
Production tooling	3,384	3,239
Prepaid expenses and other	2,206	2,200
Deferred tax asset	—	1,357

TOTAL CURRENT ASSETS	36,135	35,123

PROPERTY, PLANT & EQUIPMENT, at cost
Land	1,899	422
Buildings and improvements	3,784	1,857
Machinery and equipment	36,148	34,431
Leasehold improvements	4,484	4,386
Office equipment	3,675	3,418
Construction in progress	165	300

	50,155	44,814
Less accumulated depreciation and amortization	(27,801)	(26,154)

	22,354	18,660

COSTS IN EXCESS OF NET ASSETS ACQUIRED	1,511	1,511

TOTAL ASSETS	$60,000	$55,294

See accompanying condensed notes to Consolidated Financial Statements

CERADYNE, INC.

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY

(Amounts in thousands, except share data)

	June 30, 2003	December 31, 2002
	(Unaudited)
CURRENT LIABILITIES
Bank line of credit	$1,615	$2,390
Current portion of long-term debt	100	100
Accounts payable	6,012	5,441
Accrued expenses	2,457	1,614
Income taxes payable	1,026	—
Deferred revenue	107	213
Warranty reserve	—	596

TOTAL CURRENT LIABILITIES	11,317	10,354

LONG-TERM DEBT, NET OF CURRENT PORTION	8	58
DEFERRED TAX LIABILITY	897	1,794
SHAREHOLDERS’ EQUITY
Common stock, $.01 par value, Authorized – 12,000,000 shares, Outstanding – 8,715,981 shares and 8,521,034 shares at June 30, 2003 and December 31, 2002, respectively	41,002	40,044
Retained Earnings	6,776	3,044

TOTAL SHAREHOLDERS’ EQUITY	47,778	43,088

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$60,000	$55,294

See accompanying condensed notes to Consolidated Financial Statements

CERADYNE, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except share data)

	THREE MONTHS ENDED June 30,		SIX MONTHS ENDED June 30,
	2003	2002	2003	2002
	(Unaudited)		(Unaudited)
NET SALES	$22,106	$14,620	$41,288	$29,298
COST OF PRODUCT SALES	15,812	11,619	30,077	23,409

Gross profit	6,294	3,001	11,211	5,889

OPERATING EXPENSES
Selling	574	543	1,080	990
General and administrative	1,869	1,142	3,505	2,280
Research and development	460	549	931	1,031

	2,903	2,234	5,516	4,301

Income from operations	3,391	767	5,695	1,588

OTHER INCOME (EXPENSE):
Royalty income	30	30	60	85
Interest income	3	3	6	8
Interest expense	(18)	(20)	(28)	(32)
Miscellaneous	10	—	9	22

	25	13	47	83
Income before provision for income taxes	3,416	780	5,742	1,671
PROVISION FOR INCOME TAXES	1,196	273	2,010	585

NET INCOME	$2,220	$507	$3,732	$1,086

BASIC INCOME PER SHARE	$0.26	$0.06	$0.43	$0.13

DILUTED INCOME PER SHARE	$0.25	$0.06	$0.42	$0.12

See accompanying condensed notes to Consolidated Financial Statements

CERADYNE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	SIX MONTHS ENDED June 30,
	2003	2002
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$3,732	$1,086
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Depreciation and amortization	1,647	1,360
Deferred income taxes	460	579
Change in operating assets and liabilities:
Accounts receivable, net	(2,745)	(1,179)
Other receivables	29	(28)
Inventories	792	(410)
Production tooling	(145)	(783)
Prepaid expenses and other	(6)	(297)
Accounts payable	571	531
Accrued expenses	1,048	78
Income taxes payable	1,026	—
Warranty reserve	(596)	650
Deferred revenue	(106)	(135)

NET CASH PROVIDED BY OPERATING ACTIVITIES	5,707	1,452

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(5,341)	(3,918)

NET CASH USED IN INVESTING ACTIVITIES:	(5,341)	(3,918)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	753	284
Payments on long-term debt	(50)	(50)
Net proceeds from (reduction in) bank line of credit	(775)	1,544

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(72)	1,778

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	294	(688)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	350	1,017

CASH AND CASH EQUIVALENTS, END OF PERIOD	$644	$329

See accompanying condensed notes to Consolidated Financial Statements

CERADYNE, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2003

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month and the six-month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

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

Inventories are valued at the lower of cost (first in, first out) or market. Inventory costs include the cost of material, labor and manufacturing overhead. The following is a summary of the inventory components as of June 30, 2003 and December 31, 2002 (in thousands):

	JUNE 30, 2003	DECEMBER 31, 2002
Raw Materials	$7,766	$9,641
Work-In-Process	5,917	5,613
Finished Goods	1,632	853

Total Inventories	$15,315	$16,107

3.	Recent Accounting Pronouncements

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The provisions of this statement are effective for exit or disposal activities initiated after December 31, 2002. The application of this statement did not have a significant impact on the Company’s consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“Interpretation”). This Interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also requires that at the time a company issues a guarantee, the company must recognize an initial liability for the fair market value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions of the Interpretation apply on a prospective basis to guarantees issued or modified after December 31, 2002. The application of this statement did not have an impact on the Company’s consolidated financial statements.

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

The following is a summary of the number of shares used for the computation of net income per common and common equivalent share:

	THREE MONTHS ENDED JUNE 30		SIX MONTHS ENDED JUNE 30
	2003	2002	2003	2002
Weighted average number of shares outstanding	8,628,900	8,465,754	8,591,395	8,455,265
Dilutive stock options	295,555	383,412	295,555	367,845

Number of shares used in diluted computations	8,924,455	8,849,166	8,886,950	8,823,110

5.	Long Term Debt

Capital equipment loan bearing interest at 8.18% APR. Payable in monthly installments of $8,333, expiring July 2004.	$108,000
Less: current portion	(100,000)

Long term debt	$8,000

In addition to the capital equipment loan, the Company also has a bank line of credit. The Company may borrow up to $7,500,000 with interest on borrowings charged at one-half percentage point below the bank’s prime rate. The bank’s prime rate was 4.00 percent at June 30, 2003. The bank line of credit had an outstanding balance at June 30, 2003 of approximately $1,615,000. Pursuant to the bank line of credit, the Company is subject to certain covenants, which include, among other things, the maintenance of tangible net worth, quick assets to current liabilities ratio, and total liabilities to tangible net worth ratio. At June 30, 2003, the Company was in compliance with these covenants. The line of credit is collateralized by substantially all of the Company’s assets and is payable on demand.

6.	Stock-Based Compensation

The Company applies the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” in accounting for stock-based compensation; therefore, no compensation expense has been recognized for its fixed stock option plans as options are granted at fair market value based upon the closing price on the grant date. The Company has adopted the disclosure requirements for SFAS No. 123, “Accounting for Stock-Based Compensation”. On December 31, 2002, the FASB issued SFAS No. 148, “Accounting for Stock Based Compensation-Transition and Disclosure,” which amends SFAS No. 123. SFAS No. 148 requires more prominent and frequent disclosures about the effects of stock-based compensation, which the Company adopted in the year ended December 31, 2002. Accordingly, if compensation expense for the Company’s stock options had been recognized, based upon the fair value of awards granted, the Company’s net income and earnings per share would have been reduced to the following pro forma amounts:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2003	2002	2003	2002
Net income, as reported	$2,220,000	$507,000	$3,732,000	$1,086,000
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	47,000	54,000	107,000	97,000

Pro forma net income	$2,173,000	$453,000	$3,625,000	$989,000

Net income per share:
Basic – as reported	$0.26	$0.06	$0.43	$0.13

Basic – pro forma	$0.25	$0.05	$0.42	$0.12

Diluted – as reported	$0.25	$0.06	$0.42	$0.12

Dilued – pro forma	$0.24	$0.05	$0.41	$0.11

Weighted average shares outstanding:
Basic	8,628,900	8,465,754	8,591,395	8,455,265
Diluted	8,924,455	8,849,166	8,886,950	8,823,110

There were no options granted during the first quarter ended March 31, 2003 and options for 15,000 shares were granted in the second quarter ended June 30, 2003.

The pro forma amounts were estimated using the Black-Scholes option-pricing model with the following assumptions:

Six Months Ending June 30, 2003
Expected term (years)	7.0
Volatility	55.20%
Annual dividend per share	$0.00
Risk-free interest rate	2.94%
Weighted-average fair value of options granted	$9.79

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

7.	Disclosure About Segments of an Enterprise and Related Information

The Company serves its markets and manages its business through three divisions, each of which has its own manufacturing facilities and administrative and selling functions. The Company’s Advanced Ceramic Operations, located in Costa Mesa and Irvine, California, primarily produces armor and orthodontic products, diesel engine parts, components for semiconductor equipment, and houses the Company’s sintered reaction bonded silicon nitride (SRBSN) research and development activities. The Company’s cathode development and production are handled through its Semicon Associates division located in Lexington, Kentucky. Fused silica products, including missile radomes, are produced at the Company’s Thermo Materials division located in Scottdale, Georgia.

Ceradyne’s manufacturing structure is summarized in the following table:

FACILITY LOCATION	PRODUCTS

Ceradyne Advanced Ceramic Operations Costa Mesa and Irvine, California Approximately 126,000 square feet

Defense Applications:

•     Lightweight ceramic armor

Industrial Applications:

•     Ceralloy® 147 SRBSN wear parts

•     Semiconductor equipment components

•     Precision ceramics

Automotive/Diesel Applications:

•     Ceralloy® 147 SRBSN automotive/diesel engine parts

•     Ceramic armor system components for civilian vehicles

Commercial Applications:

•     Orthodontic ceramic brackets

Ceradyne Semicon Associates Lexington, Kentucky Approximately 35,000 square feet	Industrial Applications: • Ceramic-impregnated dispenser cathodes for microwave tubes, lasers and cathode ray tubes • Samarium cobalt magnets

Ceradyne Thermo Materials Scottdale, Georgia Approximately 88,000 square feet

Defense Applications:

•     Missile radomes (nose cones)

Industrial Applications:

•     Glass tempering rolls

•     Metallurgical tooling

•     Castable and other fused silica products

•     Crucibles for photovoltaic solar cell applications

Ceradyne, Inc.

Segment Disclosures

(Amounts in thousands)

Three Months Ended June 30,

	Advanced Ceramic Ops		Semicon Associates		Thermo Materials		TOTAL
	2003	2002	2003	2002	2003	2002	2003	2002
Revenue from External Customers	$17,811	$11,268	$1,880	$1,596	$2,415	$1,756	$22,106	$14,620

Depreciation and Amortization	$591	$440	$117	$113	$120	$122	$828	$675

Segment Income before Provision for Income Taxes	$3,161	$862	$133	$91	$122	$(173)	$3,416	$780

Segment Assets	$46,617	$39,220	$5,961	$6,344	$7,422	$6,375	$60,000	$51,939

Expenditures for PP&E	$4,404	$1,588	$39	$23	$178	$133	$4,621	$1,744

The following is revenue by product line for Advanced Ceramic Operations for the quarter ended June 30:

	2003	2002
Armor	$12,518	$5,816
Automotive	960	1,506
Orthodontics	2,108	1,837
Industrial	2,225	2,109

	$17,811	$11,268

Six Months Ended June 30,

	Advanced Ceramic Ops		Semicon Associates		Thermo Materials		TOTAL
	2003	2002	2003	2002	2003	2002	2003	2002
Revenue from External Customers	$32,229	$22,791	$3,616	$3,087	$5,443	$3,420	$41,288	$29,298

Depreciation and Amortization	$1,177	$884	$234	$226	$236	$250	$1,647	$1,360

Segment Income before Provision for Income Taxes	$5,213	$1,823	$306	$164	$223	$(316)	$5,742	$1,671

Expenditures for PP&E	$4,949	$3,497	$105	$43	$287	$378	$5,341	$3,918

The following is revenue by product line for Advanced Ceramic Operations for the six months ended June 30:

	2003	2002
Armor	$22,120	$12,467
Automotive	1,842	2,432
Orthodontics	4,152	3,891
Industrial	4,115	4,001

	$32,229	$22,791

Three Months Ended June 30,

	Advanced Ceramic Ops		Semicon Associates		Thermo Materials		TOTAL
	2003	2002	2003	2002	2003	2002	2003	2002
U.S. Net Sales (in %)	78%	73%	7%	9%	6%	6%	91%	88%
Foreign Net Sales (in %)	3%	4%	1%	2%	5%	6%	9%	12%

Total Net Sales (in %)	81%	77%	8%	11%	11%	12%	100%	100%

Six Months Ended June 30,

	Advanced Ceramic Ops		Semicon Associates		Thermo Materials		TOTAL
	2003	2002	2003	2002	2003	2002	2003	2002
U.S. Net Sales (in %)	76%	74%	7%	8%	8%	6%	91%	88%
Foreign Net Sales (in %)	2%	4%	2%	3%	5%	5%	9%	12%

Total Net Sales (in %)	78%	78%	9%	11%	13%	11%	100%	100%

8.	Legal Proceedings

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

The U.S. Government Defense Logistics Agency (DLA) notified the Company on March 27, 2002, that 3 lots of Ceradyne’s small arms protective inserts (SAPI) for lightweight ceramic armor shipped in January 2002 failed to pass ballistics “reverification” tests by the Government’s designated independent commercial testing laboratory. During the period of December 2001 through March 27, 2002, the Company had shipped approximately $5.1 million under its existing contract with the DLA. Subsequent to March 27, 2002, the DLA directed the independent testing laboratory to perform “reverification” testing and $3.4 million of the shipments were not in testing compliance.

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

On August 7, 2002, the Company signed an amendment to the contract with the Government regarding certain of the SAPI plates shipped in December 2001, and the first quarter 2002. The amendment requires that the Company correct or replace at its expense all supplies of the product that did not meet the original contractual requirements. The warranty items were delivered over the period from October 2002 through June 2003. The Company estimated the cost to rework and upgrade the SAPI plates at approximately $650,000 and set up a warranty reserve in that amount, recorded in the second quarter ended June 30, 2002 against cost of product sales. Upon completion of the cost to rework and upgrade the SAPI plates during the second quarter ended June 30, 2003, there was a remaining warranty reserve amount of $148,000 that was credited to cost of product sales.

Changes in the product warranty accrual for the six months ended June 30, 2003 were as follows:

Warranty accrual, January 1, 2003	$596,000
Warranty expenditures	(448,000)
Remaining balance credited to cost of product sales	(148,000)

Warranty accrual, June 30, 2003	$—

10.	Subsequent Events

During July 2003, the Company completed a public offering of 1,725,000 shares of newly issued common stock, and an additional 345,000 shares of common stock by a selling stockholder, at a public price of $17.50 per share. The Company received from the sale of 1,725,000 shares, after underwriting discount and selling expenses, net proceeds of approximately $27.8 million. The Company used a portion of the net proceeds to repay outstanding debt, and will use a portion of the net proceeds to expand production capacity and to purchase machinery and equipment while the remaining balance will be used for working capital and other general corporate purposes. The Company did not receive any proceeds from the sale of shares by the selling stockholder.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Preliminary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains statements which may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934. One generally can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “may,” “will,” “expects,” “intends,” “estimates,” “anticipates,” “plans,” “seeks,” or “continues,” or the negative thereof, or variations thereon, or similar terminology. Forward-looking statements regarding future events and the future performance of the Company involve risks and uncertainties that could cause actual results to differ materially. Reference is made to the risks and uncertainties which are described in Note 9, “Commitments and Contingencies”, of Condensed Notes to Consolidated Financial Statements on page 14 of this report, and in the section captioned “Risk Factors” in the Company’s Prospectus dated July 1, 2003 as filed with the Securities and Exchange Commission.

Results of Operations for the Three and Six Months Ended June 30, 2003

Reference is made to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, for an analysis and detailed discussion of the Company’s financial condition and results of operations for the period covered by that report.

Net Sales.    Our net sales for the three months ended June 30, 2003 were $22.1 million, an increase of $7.5 million, or 51.2%, from $14.6 million of net sales in the corresponding quarter of the prior year. Net sales for the six months ended June 30, 2003 were $41.3 million, an increase of $12.0 million, or 40.9%, from $29.3 million of net sales in the corresponding period of the prior year.

Net sales for our Advanced Ceramic Operations division for the three months ended June 30, 2003 were $17.8 million, an increase of $6.5 million, or 58.1%, from the $11.3 million in the corresponding quarter of the prior year. The primary reason for this improvement was an increase of $6.7 million, or 115.2%, in net sales of ceramic body armor for defense customers, from the $5.8 million of net sales in the second quarter of 2002. This increase in net sales of lightweight body armor for military personnel was caused by delivery of orders that were received in the fourth quarter 2002 and the first quarter 2003 from the U.S. Department of Defense. Net sales for our orthodontic brackets product line were $2.1 million, an increase of $271,000, or 14.7%, from net sales of $1.8 million in the corresponding quarter of the prior year. Net sales for our automotive/diesel component product line were $960,000, a decrease of $0.5 million, or 33.3%, from the $1.5 million in the corresponding quarter of the prior year. The Company experienced a temporary surge in orders and shipments in the second quarter of 2002 for this product line. We believe this was due to an effort by diesel truck manufacturers to sell as many diesel trucks as possible prior to October 31, 2002, when new, stricter federal environmental regulations became effective.

For the six month period ended June 30, 2003, net sales for our Advanced Ceramic Operations were $32.2 million, an increase of $9.4 million, or 41.4%, from the $22.8 million in the first six months of 2002. These results were mainly due to a $9.7 million increase in shipments of armor products. Net sales for our orthodontic brackets product line were $4.2 million, an increase of $261,000, or 6.7%, from net sales of $3.9 million in the first six months of 2002. Net sales for our automotive/diesel component product line were $1.8 million, a decrease of $0.6 million, or 24.3%, from the $2.4 million in the corresponding period of the prior year.

Our Semicon Associates division had net sales for the three months ended June 30, 2003 of $1.9 million, an increase of $0.3 million, or 17.7%, from the $1.6 million in the corresponding quarter of the prior year. The increase in sales reflects higher shipments of microwave cathodes during the current quarter versus the same quarter last year. For the six month period ended June 30, 2003, net sales for the Semicon Associates division amounted to $3.6 million, an increase of $0.5 million, or 17.1%, from the $3.1 million in the first six months of 2002. Increases in sales of microwave cathodes accounted for this increase.

Our Thermo Materials division posted net sales for the three months ended June 30, 2003 of $2.4 million, an increase of $659,000, or 37.5%, from the $1.8 million in the corresponding quarter of the prior year. This improvement was mainly due to the completion of defense contracts, increase in shipments of defense products and growth in shipments of ceramic crucibles. For the six month period ended June 30, 2003, net sales for the Thermo Materials division amounted to $5.4 million, an increase of $2.0 million, or 59.1%, from the $3.4 million in the first six months of 2002. During the six months ended June 30, 2003, completion of defense contracts contributed $1.4 million to the increase of net sales over the corresponding prior six months ended June 30, 2002, while an increase in sales of rolls and crucibles added another $576,000 to the increase in net sales.

Gross Profit.    Our gross profit was $6.3 million for the three months ended June 30, 2003, an increase of $3.3 million, or 109.7%, from $3.0 million in the corresponding prior year quarter. As a percentage of net sales, gross profit was 28.5% for the three months ended June 30, 2003, compared to 20.5% for the corresponding prior year period.

For the six months ended June 30, 2003, our gross profit amounted to $11.2 million, an increase of $5.3 million, or 90.3%, from $5.9 million in the six months ended June 30, 2002. As a percentage of net sales, gross profit was 27.2% for the six months ended June 30, 2003, compared to 20.1% for the comparable prior year period.

Our Advanced Ceramic Operations division posted gross profits of $5.4 million for the three months ended June 30, 2003, an increase of $2.9 million, or 116.3%, from $2.5 million in the corresponding prior year quarter. As a percentage of net sales, gross profit was 30.4% for the three months ended June 30, 2003, compared to 22.2% for the corresponding prior year period.

The three months ended June 30, 2003 benefited from a favorable comparison from the corresponding prior year period. During the three months ended June 30, 2002, the Advanced Ceramic Operations gross profits as a percentage of net sales were negatively impacted by a $650,000 warranty reserve for SAPI armor plates that was recorded in the second quarter of 2002. Gross profit margins were also negatively impacted by certain other manufacturing and production inefficiencies because of steep manufacturing learning curves to scale up to full production in the automotive/diesel line. Moreover, the Company experienced poor product yields and other manufacturing inefficiencies as production capacities were being increased to meet rising demand for personal armor and diesel engine components. To overcome these issues, the Company employed lean manufacturing techniques and invested in improving personnel training. Furthermore, in the three months ended June 30, 2003, gross profit margins of our Advanced Ceramic Operations were positively affected by a credit of $148,000 representing the unused balance of the warranty reserve established in the second quarter of 2002.

For the six months ended June 30, 2003, gross profit for the Advanced Ceramic Operations division amounted to $9.5 million, an increase of $4.6 million, or 92.6%, from $4.9 million for the corresponding prior year period. The improvement in gross profit was a result of increased armor sales, improved manufacturing efficiencies, better quality, and greater absorption of fixed manufacturing overhead costs when compared to the same period last year.

Other factors contributing to the rise in the gross profit as a percentage of net sales during the first six months of 2003 in our Advanced Ceramic Operations division included improved labor utilization, better training of personnel, increased workflow through the production facilities, changes in the design of products and an improved sales mix. We also continued to implement lean manufacturing techniques such as Demand Flow® Technology in the production of diesel engine components, and we will continue to consider implementing this system, as well as other lean manufacturing techniques, into other product lines.

During the first six months of 2003, our Advanced Ceramic Operations division did not experience the same factors that negatively affected gross margins during the same period last year. Last year’s gross profit for the first six months was adversely impacted because we experienced a surge in armor and automotive/diesel orders with short delivery times which did not allow us enough time to prepare for the increased demands placed upon our personnel, facilities, and manufacturing techniques and capabilities. After installing new systems and adopting new manufacturing techniques in the second half of 2002, we were better prepared during the first six months of this year to benefit from higher production and shipment levels from an increasing backlog of orders. These changes led to greater operating leverage, production efficiencies and better absorption of manufacturing overhead costs that resulted in higher gross profits.

Our Semicon Associates division had gross profit of $344,000 for the three months ended June 30, 2003, an increase of $77,000, or 28.8%, compared to $267,000 in the prior year quarter. As a percentage of net sales, gross profit was 18.3% for the three months ended June 30, 2003, compared to 16.7% for the corresponding prior year period. The increase is attributed to higher gross profits from microwave cathodes caused by increased levels of production and shipments and improved capacity utilization compared to the prior year period.

The Semicon Associates division had gross profit of $721,000 for the six months ended June 30, 2003, an increase of $209,000, or 40.8%, compared to $512,000 in the corresponding prior year period. As a percentage of net sales, gross profit was 19.9% for the six months ended June 30, 2003, compared to 16.6% for the corresponding prior year period.

Our Thermo Materials division had gross profit of $530,000 for the three months ended June 30, 2003, an increase of $302,000, or 132.5%, compared to $228,000 in the prior year quarter. As a percentage of net sales, gross profit was 21.9% for the three months ended June 30, 2003, compared to 13.0% for the corresponding prior year period. The increase in gross profit in the second quarter of 2003 was due to the completion of defense contracts and to more efficient manufacturing methods resulting in less scrap and rework. During the current quarter, completion of defense contracts and shipments of defense products added $235,000 to the increase in gross margins over the prior year quarter, while ceramic castables and rolls contributed another $166,000 increase to gross margins.

The Thermo Materials division had gross profit of $1.0 million for the six months ended June 30, 2003, an increase of $562,000, or 121.1%, compared to $464,000 in the corresponding prior year period. As a percentage of net sales, gross profit was 18.8% for the six months ended June 30, 2003, compared to 13.6% for the corresponding prior year period. Completion of defense contracts and shipments of defense products added $553,000 gross profit during the six months ended June 30, 2003, while the remaining product lines were relatively flat from the corresponding year ago period.

Selling Expenses.    Selling expenses were $574,000 for the three months ended June 30, 2003, an increase of $31,000, or 5.7%, from $543,000 in the corresponding prior year quarter. Selling expenses, as a percentage of net sales, decreased from 3.7% for the three months ended June 30, 2002 to 2.6% of net sales for the three months ended June 30, 2003, primarily due to the increase in net sales and better operating leverage.

For the six months ended June 30, 2003, selling expenses were $1.1 million, an increase of $90,000, or 9.1%, from $1.0 million in the corresponding prior year period. Selling expenses, as a percentage of net sales, decreased from 3.4% for the six months ended June 30, 2002 to 2.6% of net sales for the six months ended June 30, 2003, primarily due to the increase in net sales and better operating leverage.

General and Administrative Expenses.    General and administrative expenses for the three months ended June 30, 2003 were $1.9 million, an increase of $727,000, or 63.6%, from $1.1 million in the corresponding prior year quarter. General and administrative expenses, as a percentage of net sales, increased from 7.8% for the three months ended June 30, 2002 to 8.5% of net sales for the three months ended June 30, 2003. For the three months ended June 30, 2003, increases in salary, bonus and personnel expenses primarily accounted for the rise in general and administrative expenses.

For the six months ended June 30, 2003, general and administrative expenses were $3.5 million, an increase of $1.2 million, or 53.7%, from $2.3 million in the six months ended June 30, 2002. General and administrative expenses, as a percentage of net sales, increased from 7.8% for the six months ended June 30, 2002 to 8.5% of net sales for the six months ended June 30, 2003. For the six month period ended June 30, 2003, increases in salary, bonus and personnel expenses primarily accounted for the rise in general and administrative expenses.

Research and Development.    Research and development expenses for the three months ended June 30, 2003 were $460,000, a decrease of $89,000, or 16.2%, from $549,000 in the corresponding prior year quarter. Research and development expenses, as a percentage of net sales, decreased from 3.8% for the three months ended June 30, 2002 to 2.1% of net sales for the three months ended June 30, 2003. The decrease as a percentage of sales was primarily due to the increase in net sales.

For the six months ended June 30, 2003, research and development expenses were $0.9 million, a decrease of $100,000, or 9.7%, from $1.0 million in the corresponding prior year period. Research and development expenses, as a percentage of net sales, decreased from 3.5% for the six months ended June 30, 2002 to 2.3% of net sales for the six months ended June 30, 2003. The decrease as a percentage of sales was primarily due to the increase in net sales.

Other Income.    Other income for the six months ended June 30, 2003 was $75,000, a decrease of $40,000, or 34.8%, from $115,000 in the corresponding prior year period. The major cause for the decrease was a $25,000 reduction in royalty income and a decrease in miscellaneous income of $13,000.

Interest Expense.    Interest expense for the six months ended June 30, 2003 was $28,000, a decrease of $4,000, or 12.5%, from $32,000 in the corresponding prior year period. Interest expense, as a percentage of net sales, was insignificant. The decrease was due to lower levels of borrowings and lower interest rates.

Income Taxes.    We used a combined federal and state tax rate of 35% for the six months ended June 30, 2003, resulting in a provision for taxes of $2.0 million, an increase of $1.4 million, or 343.6%, from $585,000 in the corresponding prior six month period. Our provision for income taxes for the three months ended June 30, 2003 was $1.2 million, an increase of $0.9 million, or 338.1%, from $273,000 in the corresponding prior year quarter. The effective income tax rate of 35% for the three months ended June 30, 2003 remained the same as in the corresponding prior year quarter.

Liquidity and Capital Resources.    We generally meet our operating and capital requirements with cash flow from operating activities and borrowings under our bank line of credit. Our cash and cash equivalent totaled $644,000 at June 30, 2003, compared to $350,000 at December 31, 2002. We had working capital of $24.8 million at both June 30, 2003 and December 31, 2002.

Our net cash position increased by $294,000 during the sixth months ended June 30, 2003, compared to a decrease of $688,000 during the sixth months ended June 30, 2002. Cash flow provided by operating activities during the six months ended June 30, 2003 amounted to $5.7 million, which was offset by capital expenditures of $5.3 million, including $3.4 million used to purchase our Irvine, California facility, which we previously leased. We also reduced the balance due under our bank line of credit by $775,000. During the six months ended June 30, 2003, we also generated $753,000 from the issuance of common stock due to the exercise of stock options. During the six months ended June 30, 2002, we generated $1.5 million from operating activities and borrowed an additional $1.5 million under our bank line of credit. We also generated $284,000 from the issuance of common stock due to the exercise of stock options during the six months ended June 30, 2002. These amounts were offset by capital expenditures in the amount of $3.9 million.

In May 2002, we increased our revolving bank line of credit from $4.0 million to $7.5 million. The balance owed under this line of credit decreased from $2.4 million at December 31, 2002 to $1.6 million at June 30, 2003. In July 2003, we repaid the entire remaining balance due under this line of credit with a portion of the net proceeds from our recent public offering described below. The line of credit bears interest at one-half percentage point below the bank’s prime rate. The bank’s prime rate was 4.00% as of June 30, 2003.

We entered into a $500,000 capital equipment loan agreement during the third quarter of 1999. The term of this loan was 60 months, with a prepayment penalty, and bears interest at a fixed rate of 8.18%. The balance under this loan was $108,000 as of June 30, 2003. In July 2003, we repaid the entire balance due with a portion of the net proceeds from our recent public offering.

During July 2003, we completed a public offering of 1,725,000 newly issued shares of our common stock at a price to the public of $17.50 per share. We received net proceeds from this offering, after deducting underwriting discounts and offering expenses, of approximately $27.8 million. In the public offering, a selling stockholder also sold 345,000 shares of common stock. We did not receive any of the proceeds from this sale.

We used a portion of the net proceeds of the public offering to repay the outstanding balance under our bank line of credit, and used approximately $108,000 to repay the balance due under our equipment loan. During the next 12 months we also plan to use approximately $4.0 million of the net proceeds from the public offering to purchase and improve a manufacturing plant nearby our existing facility in Lexington, Kentucky. This new plant will increase our production capacity for ceramic components for heavy-duty diesel truck engines. We also plan to spend approximately $4.7 million to purchase machinery, equipment and furnaces, primarily for the new plant in Kentucky. We intend to use the balance of the net proceeds for working capital and other general corporate purposes.

We believe that our current cash and cash equivalents on hand and cash we expect to generate from operations will be sufficient to finance our anticipated capital and operating requirements for at least the next 12 months.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risks related to fluctuations in interest rates on its debt. Currently, the Company does not utilize interest rate swaps, forward or option contracts on foreign currencies or commodities, or other types of derivative financial instruments. The purpose of the following analysis is to provide a framework to understand the Company’s sensitivity to hypothetical changes in interest rates as of June 30, 2003.

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

As of June 30, 2003, the Company’s debt consisted of a $108,000 capital equipment loan at a fixed interest rate of 8.18% due July 28, 2004, and a bank line of credit of $1,615,000 for operating requirements. The bank line of credit interest rate is charged at one-half percentage point below the bank’s prime rate. The bank’s prime rate was 4.00% as of June 30, 2003. The carrying amount is a reasonable estimate of fair value as the rate of interest paid on the note and revolving credit facility approximates the current rate available for financing with similar terms and maturities.

Item 4.	Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2003, pursuant to Rule 13a-15 under the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that those disclosure controls and procedures were adequate to ensure that information required to be disclosed in this report is recorded, processed, summarized and reported in a timely basis.

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

Item 2.	N/A

Item 3.	N/A

Item 4.	N/A

Item 5.	N/A

Item 6.	Exhibits and Reports on Form 8-K

(a)    Exhibits:

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)    Reports on Form 8-K:

On April 11, 2003, the Registrant filed a report on Form 8-K to furnish information pursuant to Item 12 relating to the Registrant’s preliminary results of operations for the three months ended March 31, 2003.

On April 30, 2003, the Registrant filed a report on Form 8-K to furnish information pursuant to Item 12 relating to the Registrant’s results of operations for the three months ended March 31, 2003.

On July 24, 2003, the Registrant filed a report on Form 8-K to furnish information pursuant to Item 12 relating to the Registrant’s results of operations for the second quarter and six months ended June 30, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CERADYNE, INC.
By:	/s/ JERROLD J. PELLIZZON

Jerrold J. Pellizzon
Vice President
Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated:  August 8, 2003

Index to Exhibits

Exhibit	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.