Form 10-Q
period 2003-09-30
CERADYNE INC
filed 2003-11-12
CIK 18937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 000-13059

CERADYNE, INC.

(Exact name of Registrant as specified in its charter)

Delaware	33-0055414
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3169 Redhill Avenue, Costa Mesa, CA	92626
(Address of principal executive)	(Zip Code)

Registrant’s telephone number, including area code:     (714) 549-0421

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

Yes  ☒                     No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes ☐                      No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2003
Common Stock, $.01 par value	10,513,869 Shares

Page 1 of 27 Pages

CERADYNE, INC.

CERADYNE, INC.

FORM 10-Q

FOR THE QUARTER ENDED

September 30, 2003

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

CERADYNE, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS

(Amounts in thousands)

	September 30, 2003	December 31, 2002
	(Unaudited)	(a)
CURRENT ASSETS
Cash and cash equivalents	$28,115	$350
Accounts receivable, net of allowances for doubtful accounts of approximately $207 and $111 at September 30, 2003 and December 31, 2002, respectively	17,980	11,599
Other receivables	242	271
Inventories	16,233	16,107
Production tooling	3,659	3,239
Prepaid expenses and other	2,577	2,200
Deferred tax asset	—	1,357

TOTAL CURRENT ASSETS	68,806	35,123

PROPERTY, PLANT & EQUIPMENT, at cost
Land	1,899	422
Buildings and improvements	3,784	1,857
Machinery and equipment	37,348	34,431
Leasehold improvements	4,635	4,386
Office equipment	3,923	3,418
Construction in progress	222	300

	51,811	44,814
Less accumulated depreciation and amortization	(28,643)	(26,154)

	23,168	18,660

COSTS IN EXCESS OF NET ASSETS ACQUIRED	1,511	1,511

TOTAL ASSETS	$93,485	$55,294

(a)	Derived from audited financial statements.

See accompanying condensed notes to Consolidated Financial Statements

CERADYNE, INC.

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY

(Amounts in thousands, except share data)

	September 30, 2003	December 31, 2002
	(Unaudited)	(a)
CURRENT LIABILITIES
Bank line of credit	$—	$2,390
Current portion of long-term debt	—	100
Accounts payable	7,877	5,441
Accrued expenses	2,976	1,614
Income taxes payable	1,700	—
Deferred revenue	54	213
Warranty reserve	—	596

TOTAL CURRENT LIABILITIES	12,607	10,354

LONG-TERM DEBT, NET OF CURRENT PORTION	—	58
DEFERRED TAX LIABILITY	1,471	1,794
SHAREHOLDERS’ EQUITY
Common stock, $.01 par value,
Authorized—18,000,000 shares,
Outstanding—10,513,869 shares
and 8,521,034 shares at September 30, 2003
and December 31, 2002, respectively	69,334	40,044
Retained Earnings	10,073	3,044

TOTAL SHAREHOLDERS’ EQUITY	79,407	43,088

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$93,485	$55,294

(a)	Derived from audited financial statements.

See accompanying condensed notes to Consolidated Financial Statements

CERADYNE, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(Unaudited)		(Unaudited)

NET SALES	$27,043	$14,300	$68,331	$43,598
COST OF PRODUCT SALES	18,870	11,058	48,947	34,466

Gross profit	8,173	3,242	19,384	9,132

OPERATING EXPENSES
Selling	627	514	1,707	1,504
General and administrative	1,984	1,233	5,489	3,514
Research and development	575	506	1,506	1,537

	3,186	2,253	8,702	6,555

Income from operations	4,987	989	10,682	2,577

OTHER INCOME (EXPENSE):
Royalty income	30	55	90	140
Interest income	45	3	51	11
Interest expense	(4)	(31)	(32)	(64)
Miscellaneous	14	2	23	25

	85	29	132	112
Income before provision for income taxes	5,072	1,018	10,814	2,689

PROVISION FOR INCOME TAXES	1,775	356	3,785	941

NET INCOME	$3,297	$662	$7,029	$1,748

BASIC INCOME PER SHARE	$0.32	$0.08	$0.77	$0.21

DILUTED INCOME PER SHARE	$0.31	$0.08	$0.74	$0.20

See accompanying condensed notes to Consolidated Financial Statements

CERADYNE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Nine Months Ended September 30,
	2003 (Unaudited)	2002 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$7,029	$1,748
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Depreciation and amortization	2,489	2,119
Deferred income taxes	1,034	935
Change in operating assets and liabilities:
Accounts receivable, net	(6,381)	(724)
Other receivables	29	(44)
Inventories	(126)	(2,533)
Production tooling	(420)	(430)
Prepaid expenses and other	(377)	(735)
Accounts payable	2,436	24
Accrued expenses	1,567	771
Income taxes payable	1,700	—
Warranty reserve	(596)	650
Deferred revenue	(159)	(203)

NET CASH PROVIDED BY OPERATING ACTIVITIES	8,225	1,578

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(6,997)	(5,058)

NET CASH USED IN INVESTING ACTIVITIES:	(6,997)	(5,058)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock offering	28,463	—
Costs of common stock offering	(535)	—
Proceeds from issuance of stock due to exercise of options	1,157	492
Payments on long-term debt	(158)	(75)
Net proceeds from (reduction in) bank line of credit	(2,390)	2,232

NET CASH PROVIDED BY FINANCING ACTIVITIES	26,537	2,649

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	27,765	(831)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	350	1,017

CASH AND CASH EQUIVALENTS, END OF PERIOD	$28,115	$186

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
Fulfillment of 401 (k) obligations through the issuance of stock	205	249

See accompanying condensed notes to Consolidated Financial Statements

CERADYNE, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2003

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month and the nine-month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

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

Inventories are valued at the lower of cost (first in, first out) or market. Inventory costs include the cost of material, labor and manufacturing overhead. The following is a summary of the inventory components as of September 30, 2003 and December 31, 2002 (in thousands):

	September 30, 2003	December 31, 2002
Raw Materials	$2,862	$9,897
Work-In-Process	9,808	4,877
Finished Goods	3,563	1,333

Total Inventories	$16,233	$16,107

Certain reclassifications to raw materials, work-in-process and finished goods were made as of December 31, 2002 to more accurately reflect the balances of those items.

3.	Recent Accounting Pronouncements

In July 2002, the Financial Accounting Standards Board, FASB, issued Statement of Financial Accounting Standards, SFAS, No. 146, Accounting for Costs Associated with Exit or Disposal. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The provisions of this statement are effective for exit or disposal activities initiated after December 31, 2002. The application of this statement did not have a significant impact on the Company’s consolidated financial statements.

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

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities-an interpretation of ARB No. 51. This Interpretation addresses consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics: (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity, and (ii) the equity investors lack an essential characteristic of a controlling financial interest. It applies to variable interest entities established after December 31, 2002. Management expects that the application of FIN 46 will not have a significant impact on the Company’s consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities. This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. It amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS 149 amends SFAS 133 for decisions made as part of the Derivatives Implementation Group process that effectively required amendments to SFAS 133, in connection with other FASB projects dealing with financial instruments and in connection with implementation issues raised in relation to the application of the definition of a derivative. The application of this statement did not have an impact on the Company’s consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, Certain Financial Instruments with

Characteristics of Both Liabilities and Equity. This statement establishes standards for how a company clarifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires a company to classify such instruments as liabilities, whereas they previously may have been classified as equity. SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective July 1, 2003. The application of this statement did not have an impact on the Company’s consolidated financial statements.

4.	Net Income Per Share

Basic net income per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding. Diluted net income per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding plus the effect of any dilutive stock options using the treasury stock method.

The following is a summary of the number of shares used for the computation of net income per common and common equivalent share:

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
Weighted average number of shares outstanding	10,323,653	8,512,411	9,175,160	8,474,562
Dilutive stock options	261,705	256,201	261,705	243,568

Number of shares used in diluted computations	10,585,358	8,768,612	9,436,865	8,718,130

5.	Line of Credit

The Company entered into a new unsecured bank line of credit during August 2003 which expires in August 2005. The Company may borrow up to $10,000,000 with interest on borrowings charged at 1.75 percentage points in excess of the LIBOR rate for a period selected by the Company. The LIBOR rates for the periods that could be selected ranged from approximately 1.12 percent to 1.30 percent at September 30, 2003. The bank line of credit did not have an outstanding balance at September 30, 2003. Pursuant to the bank line of credit, the Company is subject to certain covenants, which include, among other things, the maintenance of specified minimum amounts of tangible net worth and quick assets to current liabilities ratio. At September 30, 2003, the Company was in compliance with these covenants.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income, as reported	$3,297,000	$662,000	$7,029,000	$1,748,000
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	97,000	65,000	204,000	162,000

Pro forma net income	$3,200,000	$597,000	$6,825,000	$1,586,000

Net income per share:
Basic—as reported	$0.32	$0.08	$0.77	$0.21

Basic—pro forma	$0.31	$0.07	$0.74	$0.19

Diluted—as reported	$0.31	$0.08	$0.74	$0.20

Diluted—pro forma	$0.30	$0.07	$0.72	$0.18

Weighted average shares outstanding:
Basic	10,323,653	8,512,411	9,175,160	8,474,562
Diluted	10,585,358	8,768,612	9,436,865	8,718,130

There were no options granted during the first quarter ended March 31, 2003. Options for 15,000 shares were granted in the second quarter ended June 30, 2003. During the third quarter ended September 30, 2003, options for 96,000 shares were granted.

The pro forma amounts were estimated using the Black-Scholes option-pricing model with the following assumptions:

Nine Months Ending September 30, 2003
Expected term (years)	7.0
Volatility	56.97%
Annual dividend per share	$00.00
Risk-free interest rate	3.62%
Weighted-average fair value of options granted	$13.23

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

•      Glass tempering rolls

•      Metallurgical tooling

•      Castable and other fused silica products

•      Crucibles for photovoltaic solar cell applications

•

Ceradyne, Inc.

Segment Disclosures

(Amounts in thousands)

Three Months Ended September 30,

	Advanced Ceramic Ops		Semicon Associates		Thermo Materials		Total
	2003	2002	2003	2002	2003	2002	2003	2002
Revenue from External Customers	$20,689	$10,469	$1,695	$1,493	$4,659	$2,338	$27,043	$14,300

Depreciation and Amortization	$614	$532	$105	$113	$123	$$114	$842	$759

Segment Income (Loss) before Provision for Income Taxes	$4,745	$943	$(14)	$130	$341	$(55)	$5,072	$1,018

Segment Assets	$79,539	$40,096	$5,908	$6,384	$8,038	$7,110	$93,485	$53,590

Expenditures for PP&E	$1,412	$823	$88	$154	$156	$163	$1,656	$1,140

The following is revenue by product line for Advanced Ceramic Operations for the quarter ended September 30:

	2003	2002
Armor	$15,119	$4,512
Automotive	1,325	2,017
Orthodontics	2,270	1,791
Industrial	1,975	2,149

	$20,689	$10,469

Nine Months Ended September 30,

	Advanced Ceramic Ops		Semicon Associates		Thermo Materials		Total
	2003	2002	2003	2002	2003	2002	2003	2002
Revenue from External Customers	$52,918	$33,261	$5,311	$4,580	$10,102	$5,757	$68,331	$43,598

Depreciation and Amortization	$1,791	$1,416	$339	$338	$359	$365	$2,489	$2,119

Segment Income before Provision for Income Taxes	$9,957	$2,765	$292	$295	$565	$(371)	$10,814	$2,689

Expenditures for PP&E	$6,361	$4,320	$193	$197	$443	$541	$6,997	$5,058

The following is revenue by product line for Advanced Ceramic Operations for the nine months ended September 30:

	2003	2002
Armor	$37,240	$16,979
Automotive	3,167	4,447
Orthodontics	6,422	5,682
Industrial	6,089	6,153

	$52,918	$33,261

Ceradyne, Inc.

Segment Disclosures for

Net Sales by Area

Three Months Ended September 30,

	Advanced Ceramic Ops		Semicon Associates		Thermo Materials		Total
	2003	2002	2003	2002	2003	2002	2003	2002
U.S. Net Sales (in %)	73%	70%	5%	9%	12%	9%	90%	88%
Foreign Net Sales (in %)	4%	3%	1%	1%	5%	8%	10%	12%

Total Net Sales (in %)	77%	73%	6%	10%	17%	17%	100%	100%

Nine Months Ended September 30,
	Advanced Ceramic Ops		Semicon Associates		Thermo Materials		Total
	2003	2002	2003	2002	2003	2002	2003	2002
U.S. Net Sales (in %)	75%	73%	6%	9%	10%	7%	91%	89%
Foreign Net Sales (in %)	3%	3%	1%	2%	5%	6%	9%	11%

Total Net Sales (in %)	78%	76%	7%	11%	15%	13%	100%	100%

8.	Legal Proceedings

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

The U.S. Government Defense Logistics Agency (DLA) notified the Company on March 27, 2002, that 3 lots of Ceradyne’s small arms protective inserts (SAPI) for lightweight ceramic armor shipped in January 2002 failed to pass ballistics “reverification” tests by the Government’s designated independent commercial testing laboratory. During the period of December 2001 through March 27, 2002, the Company had shipped approximately $5.1 million under its contract with the DLA. Subsequent to March 27, 2002, the DLA directed the independent testing laboratory to perform “reverification” testing and $3.4 million of the shipments were not in testing compliance.

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

On August 7, 2002, the Company signed an amendment to the contract with the Government regarding certain of the SAPI plates shipped in December 2001, and the first quarter 2002. The amendment required that the Company correct or replace at its expense all supplies of the product that did not meet the original contractual requirements. The warranty items were delivered over the period from October 2002 through June 2003. The Company estimated the cost to rework and upgrade the SAPI plates at approximately $650,000 and set up a warranty reserve in that amount, which was recorded in the second quarter ended June 30, 2002 against cost of product sales. Upon completion of the cost to rework and upgrade the SAPI plates during the second quarter ended June 30, 2003, there was a remaining warranty reserve amount of $148,000 that was credited to cost of product sales.

Changes in the product warranty accrual for the nine months ended September 30, 2003 were as follows:

Warranty accrual, January 1, 2003	$596,000
Warranty expenditures	(448,000)
Remaining balance credited to cost of product sales	(148,000)

Warranty accrual, September 30, 2003	$—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results
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

Overview

We develop, manufacture and market advanced technical ceramic products and components for defense, industrial, automotive/diesel and commercial applications. Our primary products include lightweight ceramic armor for soldiers and military helicopters; ceramic orthodontic brackets; ceramic diesel engine components; ceramic-impregnated dispenser cathodes for microwave tubes, lasers and cathode ray tubes; and ceramic industrial components for erosion and corrosion resistant applications. Our customers include the U.S. government, prime government contractors and large industrial and commercial manufacturers.

We categorize our products into four market applications. The table below shows the percentage contribution to our total sales of each market application in the different time periods.

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
Defense	66.4%	36.4%	61.9%	41.1%
Industrial	20.1	36.7	23.8	35.3
Automotive/Diesel	5.1	14.4	5.0	10.6
Commercial	8.4	12.5	9.3	13.0

Total	100.0%	100.0%	100.0%	100.0%

The continuing primary factor contributing to our recent growth in sales has been the increased demand by the U.S. military for ceramic body armor that protects soldiers. Recent military conflicts in Afghanistan and Iraq, as well as an increasingly unstable geopolitical climate and the heightened risk of international conflicts, have resulted in increased orders for these products. The U.S. military has increasingly demanded that the modern soldier be equipped with ceramic body armor. As a result of this, we have received a number of surge orders for the manufacture of ceramic body armor. In September 2003, we received a four year indefinite quantity contract from the

Department of Defense to supply small arms protective inserts (SAPI) for the U.S. Army. The contract includes a base award for 2004 of approximately $29 million. During October 2003, the Department of Defense exercised an option under this contract for us to supply an additional $14.3 million of SAPI body armor. We expect our shipments of ceramic body armor to be higher in the fourth quarter of 2003 than in the third quarter of 2003. We expect that the increase in shipments will continue in 2004 due to the surge orders for the conflict in Iraq and as we complete production on current contracts. For the next several quarters, and perhaps longer, fluctuations in sales of ceramic body armor are likely to be the biggest factor affecting our sales.

Although we expect demand for ceramic body armor to continue for many years, the quantity and timing of government orders depends on a number of factors outside of our control, such as the amount of U.S. defense budget appropriations and the level of international conflicts. Moreover, ceramic armor contracts generally are awarded in an open competitive bidding process. Therefore, our future level of sales of ceramic body armor will depend on our ability to successfully compete for this business.

In May 2003, the prime government contractor for the PAC-3 (Patriot Advanced Capability) missile selected Ceradyne to manufacture the technical ceramic radome blank, diamond grind the radome blank to precise tolerances and assemble and test the radome components for incorporation on the PAC-3 missile. Previously, the prime contractor made the ceramic radome blank and we performed only the diamond grinding. The prime contractor has and will continue to provide us with funds to purchase most of the equipment and tooling required for this program. We anticipate that the installation of the equipment and tooling, and the leasehold improvements in the 25,000 square foot facility that we leased adjacent to our facility in Scottdale, Georgia, will be completed in the first quarter of 2004. Depending on the level of government funding for this program, we expect revenues from sales of radomes for the PAC-3 missile to increase from our historic levels and to continue for several years.

Also in May 2003, we were selected to produce radomes for the Arrow Missile. We will manufacture the technical ceramic radome blank, diamond grind the radome blank to precise tolerances and assemble and test the radome components. We expect revenues from the sales of the radomes for this system to begin in 2004 and continue for several years.

Other existing products which we believe could have a significant impact on our growth over the long term include ceramic components for heavy-duty diesel truck engines, crucibles for the photovoltaic cell industry and sales of orthodontic brackets.

Our largest diesel engine components customer informed us in May 2003 that it will triple the number of ceramic cam rollers that it uses in each heavy-duty diesel truck engine from six to 18. We expect to begin shipping these additional components in the fourth quarter of 2003. We expect that trend will continue in 2004.

Results of Operations for the Three and Nine Months Ended September 30, 2003

Reference is made to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, for an analysis and detailed discussion of the Company’s financial condition and results of operations for the period covered by that report.

Net Sales. Our net sales for the three months ended September 30, 2003 were $27.0 million, an increase of $12.7 million, or 89.1%, from $14.3 million of net sales in the corresponding quarter of the prior year. Net sales for the nine months ended September 30, 2003 were $68.3 million, an increase of $24.7 million, or 56.7%, from $43.6 million of net sales in the corresponding period of the prior year.

Net sales for our Advanced Ceramic Operations division for the three months ended September 30, 2003 were $20.7 million, an increase of $10.2 million, or 97.6%, from the $10.5 million in the corresponding quarter of the prior year. The primary reason for this improvement was an increase of $10.6 million, or 235.1%, in net sales of ceramic body armor for defense customers, from the $4.5 million of net sales in the third quarter of 2002. This increase in net sales of lightweight body armor for military personnel was caused by delivery of orders that were received in the fourth quarter 2002 and the first and second quarters 2003 from the U.S. Department of Defense. Net sales for our orthodontic brackets product line were $2.3 million, an increase of $479,000, or 26.7%, from net sales of $1.8 million in the corresponding quarter of the prior year. Net sales for our automotive/diesel component product line were $1.3 million, a decrease of $0.7 million, or 34.3%, from the $2.0 million in the corresponding quarter of the prior year. The Company experienced a temporary surge in orders and shipments in the second and third quarters of 2002 for this product line. We believe this was due to an effort by diesel truck manufacturers to sell as many diesel trucks as possible prior to October 31, 2002, when new, stricter federal environmental regulations became effective.

For the nine month period ended September 30, 2003, net sales for our Advanced Ceramic Operations were $52.9 million, an increase of $19.6 million, or 59.1%, from the $33.3 million in the first nine months of 2002. This improvement was mainly due to an increase in shipments of armor products of $20.3 million, or 119.4%, to $37.2 million from the $17.0 million of armor products shipped during the first nine months of 2002. Net sales for our orthodontic brackets product line were $6.4 million, an increase of $0.7 million, or 13.0%, from net sales of $5.7 million in the first nine months of 2002. Net sales for our automotive/diesel component product line were $3.2 million, a decrease of $1.3 million, or 28.8%, from the $4.4 million in the corresponding period of the prior year.

Our Semicon Associates division had net sales for the three months ended September 30, 2003 of $1.7 million, an increase of $200,000, or 13.5%, from the $1.5 million in the corresponding quarter of the prior year. The increase in sales reflects higher shipments of microwave cathodes during the current quarter versus the same quarter last year. For the nine month period ended September 30, 2003, net sales for the Semicon Associates division amounted to $5.3 million, an increase of $0.7 million, or 15.9%, from the $4.6 million in the first nine months of 2002. Increases in sales of microwave cathodes accounted for this increase.

Our Thermo Materials division posted net sales for the three months ended September 30, 2003 of $4.7 million, an increase of $2.4 million, or 99.3%, from the $2.3 million in the corresponding quarter of the prior year. This improvement was mainly due to the completion of manufacturing facilities under defense contracts related to future PAC-3 radome production, increase in shipments of defense products and growth in shipments of ceramic crucibles. For the nine month period ended September 30, 2003, net sales for the Thermo Materials division amounted to $10.1 million, an increase of $4.3 million, or 75.5%, from the $5.8 million in the first nine months of 2002. During the nine months ended September 30, 2003, completion of defense contracts for the construction of facilities and equipment related to future PAC-3 radome production contributed $3.3 million of the total $4.3 increase in net sales over the corresponding prior nine months ended September 30, 2002, while an increase in sales of rolls and crucibles added another $0.9 million to the increase in net sales.

Gross Profit. Our gross profit was $8.2 million for the three months ended September 30, 2003, an increase of $5.0 million, or 152.1%, from $3.2 million in the corresponding prior year quarter. As a percentage of net sales, gross profit was 30.2% for the three months ended September 30, 2003, compared to 22.7% for the corresponding prior year period.

For the nine months ended September 30, 2003, our gross profit amounted to $19.4 million, an increase of $10.3 million, or 112.3%, from $9.1 million in the nine months ended September 30, 2002. As a percentage of net sales, gross profit was 28.4% for the nine months ended September 30, 2003, compared to 20.9% for the comparable prior year period.

Our Advanced Ceramic Operations division posted gross profit of $7.0 million for the three months ended September 30, 2003, an increase of $4.4 million, or 167.9%, from $2.6 million in the corresponding prior year quarter. As a percentage of net sales, gross profit was 33.6% for the three months ended September 30, 2003, compared to 24.8% for the corresponding prior year period.

The improvement in gross profit during the three months ended September 30, 2003 was a result of increased armor sales, improved absorption of fixed operating expenses, better manufacturing efficiencies, increased productivity and an improved sales mix when compared to the same period last year.

For the nine months ended September 30, 2003, gross profit for the Advanced Ceramic Operations division amounted to $16.4 million, an increase of $8.9 million, or 118.7%, from $7.5 million for the corresponding prior year period.

The nine months ended September 30, 2003 benefited from favorable comparisons from the corresponding prior year period. During the nine months ended September 30, 2002, the Advanced Ceramic Operation’s gross profit as a percentage of net sales were negatively impacted by a $650,000 warranty reserve for SAPI armor plates that was recorded in the second quarter of 2002. Gross profit margins were also negatively impacted by certain other manufacturing and production inefficiencies because of steep manufacturing learning curves to scale up to full production in the automotive/diesel line. Moreover, the Company experienced poor product yields and other manufacturing inefficiencies as production capacities were being increased to meet rising demand for personal armor and diesel engine components. To overcome these issues, the Company employed lean manufacturing techniques and invested in improving personnel training. Furthermore, in the nine months ended September 30, 2003, gross profit margins of our Advanced Ceramic Operations were positively affected by a credit of $148,000 representing the unused balance of the warranty reserve established in the second quarter of 2002.

Other factors contributing to the rise in the gross profit as a percentage of net sales during the first nine months of 2003 in our Advanced Ceramic Operations division included improved labor utilization, better training of personnel, increased workflow through the production facilities, changes in the design of products and an improved sales mix. We also continued to implement lean manufacturing techniques such as Demand Flow® Technology in the production of diesel engine components, and we will continue to consider implementing this system, as well as other lean manufacturing techniques, into other product lines.

During the first nine months of 2003, our Advanced Ceramic Operations division did not experience the same factors that negatively affected gross profit during the same period last year. Last year’s gross profit for the first nine months was adversely impacted because we experienced a surge in armor and automotive/diesel orders with short delivery times which did not allow us enough time to prepare for the increased demands placed upon our personnel, facilities, and manufacturing techniques and capabilities. After installing new systems and adopting new manufacturing techniques in the second half of 2002, we were better prepared during the first nine months of this year to benefit from higher production and shipment levels from an increasing backlog of orders. These changes led to greater operating leverage, production efficiencies and better absorption of manufacturing overhead costs that resulted in higher gross profit.

Our Semicon Associates division had gross profit of $180,000 for the three months ended September 30, 2003, a decrease of $147,000, or 45.0%, compared to $327,000 in the prior year quarter. As a percentage of net sales, gross profit was 10.6% for the three months ended September 30, 2003, compared to 21.9% for the corresponding prior year period. The decrease in gross profit is attributed to lower levels of production which resulted in reduced absorption of manufacturing overhead costs. Also, charges to cost of product sales for obsolete inventory of $40,000 and $53,000 for scrap and physical inventory adjustments during the three months ended September 30, 2003 reduced gross profit.

The Semicon Associates division had gross profit of $900,000 for the nine months ended September 30, 2003, an increase of $60,000, or 7.4%, compared to $840,000 in the corresponding prior year period. As a percentage of net sales, gross profit was 17.0% for the nine months ended September 30, 2003, compared to 18.3% for the corresponding prior year period.

Our Thermo Materials division had gross profit of $1.0 million for the three months ended September 30, 2003, an increase of $0.7 million, or 222.0%, compared to $322,000 in the prior year quarter. As a percentage of net sales, gross profit was 22.3% for the three months ended September 30, 2003, compared to 13.8% for the corresponding prior year period. The increase in gross profit in the third quarter of 2003 was due to the completion of manufacturing facilities under defense contracts related to future PAC-3 radome production and to more efficient manufacturing methods resulting in less scrap and rework. During the current quarter, completion of manufacturing facilities under defense contracts and shipments of defense products added $0.7 million to the increase in gross profit over the prior year quarter, while ceramic crucibles and rolls contributed another $100,000 increase to gross profit.

The Thermo Materials division had gross profit of $2.1 million for the nine months ended September 30, 2003, an increase of $1.3 million, or 162.8%, compared to $0.8 million in the corresponding prior year period. As a percentage of net sales, gross profit was 20.5% for the nine months ended September 30, 2003, compared to 13.7% for the corresponding prior year period. Completion of manufacturing facilities under defense contracts related to future PAC-3 radome production and shipments of defense products added $1.2 million to the increase in gross profit during the nine months ended September 30, 2003, while the remaining product lines were relatively flat from the corresponding year ago period.

Selling Expenses. Selling expenses were $627,000 for the three months ended September 30, 2003, an increase of $113,000, or 22.0%, from $514,000 in the corresponding prior year quarter. Selling expenses, as a percentage of net sales, decreased from 3.6% for the three months ended September 30, 2002 to 2.3% of net sales for the three months ended September 30, 2003, primarily due to the increase in net sales and better operating leverage.

For the nine months ended September 30, 2003, selling expenses were $1.7 million, an increase of $203,000, or 13.5%, from $1.5 million in the corresponding prior year period. Selling expenses, as a percentage of net sales, decreased from 3.4% for the nine months ended September 30, 2002 to 2.5% of net sales for the nine months ended September 30, 2003, primarily due to the increase in net sales and better operating leverage.

General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 2003 were $2.0 million, an increase of $0.8 million, or 60.9%, from $1.2 million in the corresponding prior year quarter. General and administrative expenses, as a percentage of net sales, decreased from 8.6% for the three months ended September 30, 2002 to 7.3% of net sales for the three months ended September 30, 2003. For the three months ended September 30, 2003, increases in salary, bonus and personnel expenses primarily accounted for the rise in general and administrative expenses.

For the nine months ended September 30, 2003, general and administrative expenses were $5.5 million, an increase of $2.0 million, or 56.2%, from $3.5 million in the nine months ended September 30, 2002. General and administrative expenses, as a percentage of net sales, decreased from 8.1% for the nine months ended September 30, 2002 to 8.0% of net sales for the nine months ended September 30, 2003. For the nine-month period ended September 30, 2003, increases in salary, bonus and personnel expenses primarily accounted for the rise in general and administrative expenses.

Research and Development. Research and development expenses for the three months ended September 30, 2003 were $575,000, an increase of $69,000, or 13.5%, from $506,000 in the corresponding prior year quarter. Research and development expenses, as a percentage of net sales, decreased from 3.5% for the three months ended September 30, 2002 to 2.1% of net sales for the three months ended September 30, 2003. The decrease as a percentage of sales was primarily due to the increase in net sales.

For the nine months ended September 30, 2003, research and development expenses were $1.5 million, which was unchanged compared to the corresponding prior year period. Research and development expenses, as a percentage of net sales, decreased from 3.5% for the nine months ended September 30, 2002 to 2.1% of net sales for the nine months ended September 30, 2003. The decrease as a percentage of sales was primarily due to the increase in net sales.

Other Income. Other income for the nine months ended September 30, 2003 was $165,000, a decrease of $11,000, or 6.3%, from $176,000 in the corresponding prior year period. The major cause for the decrease was from lower royalty income.

Interest Expense. Interest expense for the nine months ended September 30, 2003 was $32,000, a decrease of $32,000, or 50%, from $64,000 in the corresponding prior year period. Interest expense, as a percentage of net sales, was insignificant. The decrease in interest expense was due to lower levels of borrowings and lower interest rates.

Income Taxes. We used a combined federal and state tax rate of 35.0% for the nine months ended September 30, 2003, resulting in a provision for taxes of $3.8 million, an increase of $2.8 million, or 302.2%, from $0.9 million in the corresponding prior nine month period. Our provision for income taxes for the three months ended September 30, 2003 was $1.8 million, an increase of $1.4 million, or 405.6%, from $356,000 in the corresponding prior year quarter. The effective income tax rate of 35% for the three months ended September 30, 2003 remained the same as in the corresponding prior year quarter.

Liquidity and Capital Resources

We generally have met our operating and capital requirements with cash flow from operating activities and borrowings under our bank line of credit. Our cash and cash equivalents totaled $28.1 million at September 30, 2003, compared to $350,000 at December 31, 2002. We had working capital of $56.2 million at September 30, 2003 and $24.8 million at December 31, 2002.

Our net cash position increased by $27.8 during the nine months ended September 30, 2003, compared to a decrease of $831,000 during the nine months ended September 30, 2002. Cash flow provided by operating activities during the nine months ended September 30, 2003 amounted to $8.2 million, which was offset by capital expenditures of $7.0 million, including $3.4 million used to purchase our Irvine, California facility, which we previously leased. We also reduced the balance due under our bank line of credit by $2.4 million. During the nine months ended September 30, 2003, we also generated $27.9 million from the issuance of common stock in our recent public offering, described below, and $1.2 million from the exercise of stock options. During the nine months ended September 30, 2002, we generated $1.3 million from operating activities and borrowed an additional $2.2 million under our bank line of credit. We also generated $741,000 from the issuance of common stock due to the exercise of stock options during the nine months ended September 30, 2002. These amounts were offset by capital expenditures in the amount of $5.1 million.

In May 2002, we increased our revolving bank line of credit from $4.0 million to $7.5 million. The bank line of credit balance of $2.4 million at December 31, 2002 was fully repaid in July 2003 with a portion of the net proceeds from our recent public offering described below. We established a new unsecured line of credit with a new bank in August 2003 which expires in August 2005. The amount available under the terms of the new line of credit is $10.0 million and bears interest at 1.75 percentage points in excess of the LIBOR rate for a period selected by the Company. The LIBOR rates for the periods that could be selected ranged from approximately 1.12 percent to 1.30 percent at September 30, 2003. The bank line of credit did not have an outstanding balance at September 30, 2003.

We entered into a $500,000 capital equipment loan agreement during the third quarter of 1999. The term of this loan was 60 months, with a prepayment penalty, and bears interest at a fixed rate of 8.18%. In July 2003, we repaid the entire balance due with a portion of the net proceeds from our recent public offering.

During July 2003, we completed a public offering of 1,725,000 newly issued shares of our common stock at a price to the public of $17.50 per share. We received net proceeds of approximately $27.9 million from this offering after deducting underwriting discounts and offering expenses.

We used a portion of the net proceeds of the public offering to repay the outstanding balance under our bank line of credit, and used approximately $108,000 to repay the balance due under our equipment loan. We used $2.4 million of the net proceeds of the offering to purchase a 115,000 square foot manufacturing plant located on six acres in Lexington, Kentucky, which closed escrow in October 2003. During the next 12 months, we also plan to use approximately $1.6 million of the net proceeds from the public offering to improve this manufacturing plant. This new plant will increase our production capacity for ceramic components for heavy-duty diesel truck engines. We also plan to spend approximately $4.7 million to purchase machinery, equipment and furnaces, primarily for the new plant in Kentucky. We intend to use the balance of the net proceeds for working capital and other general corporate purposes.

We believe that our current cash and cash equivalents on hand and cash we expect to generate from operations will be sufficient to finance our anticipated capital and operating requirements for at least the next 12 months.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risks related to fluctuations in interest rates on its debt. Currently, the Company does not utilize interest rate swaps, forward or option contracts on foreign currencies or commodities, or other types of derivative financial instruments. The purpose of the following analysis is to provide a framework to understand the Company’s sensitivity to hypothetical changes in interest rates as of September 30, 2003.

As of September 30, 2003, the Company did not have any debt outstanding. It has an unsecured line of credit with a bank in the amount of $10 million. The bank line of credit interest rate is charged at 1.75 percentage points in excess of the LIBOR rate for a period selected by the Company. The LIBOR rates for the periods that could be selected ranged from approximately 1.12 percent to 1.30 percent at September 30, 2003.

Item 4.	Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2003, pursuant to Rule 13a-15 under the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that those disclosure controls and procedures were adequate to ensure that information required to be disclosed in this report is recorded, processed, summarized and reported in a timely basis.

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

Item 2.	N/A

Item 3.	N/A

Item 4.	Submission of Matters to a Vote of Security Holders

The following matters were voted upon at the Annual Meeting of Stockholders held on July 28, 2003:

1.	The following six persons were elected to the Board of Directors of the Company to serve until the next annual meeting of stockholders or until their successors are elected and have qualified:

	Number of Votes Cast
	For	Authority Withheld
Joel P. Moskowitz	7,598,200	354,203
Richard A. Alliegro	7,598,200	354,203
Eduard Bagdasarian	7,598,700	353,703
Frank Edelstein	7,597,700	354,703
Wilford D. Godbold, Jr.	7,598,200	354,203
Milton L. Lohr	7,597,700	354,703

2.	The 2003 Stock Incentive Plan was approved by the following vote:

Number of Votes Cast

For	3,788,654
Against	1,494,266
Abstain	22,070
Broker non-votes	2,647,413

3.	An Amendment to the Certificate of Incorporation to increase the number of authorized shares of Common Stock from 12,000,000 to 18,000,000, was approved by the following vote:

Number of Votes Cast
For	7,563,252
Against	375,536
Abstain	13,615
Broker non-votes	0

Item 5.	N/A

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits:

3.1	Restated Certificate of Incorporation of Ceradyne, Inc., as filed with the Secretary of State of Delaware on May 25, 1987.

3.2	Certificate of Amendment of Restated Certificate of Incorporation of Ceradyne, Inc., as filed with the Secretary of State of Delaware on July 29, 2003.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)    Reports on Form 8-K:

On July 24, 2003, the Registrant filed a report on Form 8-K to furnish information pursuant to Item 12 relating to the Registrant’s results of operations for the second quarter and six months ended June 30, 2003.

On October 14, 2003, the Registrant filed a report on Form 8-K to furnish information pursuant to Item 12 relating to the Registrant’s preliminary results of operations for the third quarter and nine months ended September 30, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CERADYNE, INC.

By:	/s/ Jerrold J. Pellizzon

Jerrold J. Pellizzon Vice President Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: November 12, 2003

Index to Exhibits

Exhibit	Description

3.1	Restated Certificate of Incorporation of Ceradyne, Inc., as filed with the Secretary of State of Delaware on May 25, 1987.

3.2	Certificate of Amendment of Restated Certificate of Incorporation of Ceradyne, Inc., as filed with the Secretary of State of Delaware on July 29, 2003.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.