Form 10-K
period 2003-12-31
CERADYNE INC
filed 2004-03-12
CIK 18937

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                      to

Commission file number 000-13059

CERADYNE, INC.

(Exact name of registrant as specified in its charter)

Delaware	33-0055414
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

3169 Red Hill Avenue, Costa Mesa, California	92626
(Address of principal executive offices)	(Zip Code)

(714) 549-0421

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.01 per share

Indicate, by check mark, whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate, by check mark, if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Securities Exchange Act Rule 12b-2).

YES ☒ NO ☐

As of February 20, 2004, the aggregate market value of the Common Stock held by non-affiliates was approximately $335,335,414.

As of February 20, 2004, there were 10,626,669 shares of registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

PART I

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains forward-looking statements including statements concerning the future of our industry, product development, business strategy, continued acceptance of our products, market growth, and dependence on significant customers. These statements can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate,” “continue,” or other similar words. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this report, including, in particular, those discussed in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The risk factors and other factors noted throughout this report could cause our actual results to differ significantly from those contained in any forward-looking statement. Except as required by law, we undertake no obligation to update publicly any forward-looking statements contained in this report to conform these statements to actual results or to changes in our expectations.

ITEM 1.	Business

Introduction

We develop, manufacture and market advanced technical ceramic products and components for defense, industrial, automotive/diesel and commercial applications. Our competitive advantage results from our expertise in ceramic material science as well as our vertically integrated approach of designing much of our key equipment and controlling the manufacturing process from raw material powders to finished product. This allows us to design and manufacture precision, high quality advanced technical ceramic products to meet demanding customer specifications. Our customers include the U.S. government, prime government contractors and large industrial and commercial manufacturers.

In many high performance applications, products made of advanced technical ceramics meet specifications that similar products made of metals, plastics or traditional ceramics cannot achieve. Advanced technical ceramics can withstand extremely high temperatures, combine hardness with light weight, are highly resistant to corrosion and wear, and often have excellent electrical insulation capabilities, special electronic properties and low friction characteristics.

Our primary products include:

•	lightweight ceramic armor for soldiers and military helicopters;

•	aesthetic ceramic orthodontic brackets;

•	durable, reduced friction, ceramic diesel engine components;

•	ceramic-impregnated dispenser cathodes for microwave tubes, lasers and cathode ray tubes; and

•	ceramic industrial components for erosion and corrosion resistant applications.

The principal factor contributing to our recent growth in sales is increased demand by the U.S. military for ceramic body armor that protects soldiers. The ongoing adoption of ceramic body armor by the military is driven by a growing recognition of the technical advancement of materials available and the life saving benefits of lightweight ceramic body armor. Recent military conflicts in Afghanistan and Iraq, as well as an increasingly unstable geopolitical climate and the heightened risk of international conflicts, have resulted in increased orders for these products. Ceramic armor contracts generally are awarded in an open competitive bidding process. Our future level of sales of ceramic body armor will depend on our ability to successfully compete for this business.

We have also developed other products that could have a significant impact on our long-term growth, including:

•	missile radomes (nose cones) for the defense industry;

•	ceramic crucibles used for melting silicon in the photovoltaic solar cell manufacturing process;

•	corrosion resistant ceramic components sold to semiconductor equipment manufacturers; and

•	lightweight ceramic armor for incorporation into civilian and military vehicles.

To meet increasingly higher performance standards, advanced technical ceramics have stringent technical manufacturing requirements. We have designed and customized our facilities and capital equipment to enhance our advanced technical ceramic manufacturing processes. We recently implemented lean manufacturing initiatives to lower costs and achieve further efficiencies in our manufacturing processes, and are expanding our facilities to add manufacturing capacity.

Our goal is to profitably develop, manufacture and sell advanced technical ceramic components to customers and markets where there is a need for new materials that will increase the efficiency, productivity and life of our customers’ end products. Key elements of our strategy for achieving this goal include:

•	capitalizing on opportunities in the defense market;

•	investing to improve our gross margins and manufacturing efficiencies;

•	identifying new products and markets;

•	continuing to diversify our non-defense revenue base;

•	leveraging our facilities and technologies to address new products and markets; and

•	increasing our international sales.

We conduct our operations primarily from our three domestic manufacturing locations. Our principal executive offices are located at 3169 Red Hill Avenue, Costa Mesa, California 92626, and our telephone number is (714) 549-0421. We maintain a web site at www.ceradyne.com. The reference to our web site address does not constitute incorporation by reference into this report of the information contained at that site. We are organized as a Delaware corporation.

Industry Background

Evolving customer requirements in industrial processing, military systems, microwave electronics, automotive/diesel engine products and orthodontics have generated a demand for high performance materials with properties not readily available in metals, plastics or traditional ceramics. In some high performance applications, this demand has been met by products made of advanced technical ceramics.

The following table compares favorable typical properties of selected advanced technical ceramics with those of other selected materials.

MATERIALS	MELTING POINT (DEGREES FAHRENHEIT)	HARDNESS (VICKERS SCALE)	CHEMICAL RESISTANCE TO ACIDS	ELECTRICAL PROPERTIES	DENSITY (GRAMS PER CUBIC CENTIMETER)
Advanced technical ceramics	2,500 to 6,900	Up to 3,200	Excellent	From conductors to excellent insulators	2.5 to 4.5

High strength alloy steel	2,500 to 2,700	Up to 900	Fair	Conductors	7.0 to 9.0

High performance plastics	275 to 750	Up to 10	Good to Excellent	Good to excellent insulators	1.0 to 2.0

Ceramics such as earthenware, glass, brick and tile have been made for centuries and are still in common use today. The inertness and lasting qualities of ceramics are illustrated by artifacts uncovered intact in modern times. Almost all traditional ceramics, including those of ancient times, were based on clay. In the last fifty years, significant advances have been made in ceramic technology by applying specialized manufacturing processes to produce synthetic ceramic powders. Developments in aluminum oxide and other oxides provided ceramics that are excellent electrical insulators and are capable of withstanding high temperatures. In addition, industry advancements in ceramic material science have led to the development of a class of ceramics that are generally non-oxides, such as carbides, borides and nitrides. These materials generally have mechanical properties that exceed those of oxide ceramics developed in prior periods. Collectively, these developments resulted in the ability to manufacture ceramics with great strength at elevated temperatures and reduced brittleness, historically a primary limitation of ceramics. The products that have emerged from these advances are known as advanced technical (or structural) ceramics.

The properties of advanced technical ceramics present a compelling case for their use in a wide array of modern applications. However, to meet increasingly higher performance standards, advanced technical ceramics have stringent technical manufacturing requirements. The specialized equipment required to manufacture advanced technical ceramics must often be custom designed and is not readily available, requiring a significant investment in capital equipment and facilities to allow volume production. Manufacturing costs associated with the production of these materials are generally higher than the materials they replace. A portion of these costs is related to the need for diamond grinding finished components to exacting tolerances. To accelerate the use of advanced technical ceramics as a direct replacement for metals, plastics or other ceramics, these manufacturing costs need to be reduced. Cost reduction efforts include the production of blanks or feed stock to “near net shape” configurations in order to reduce the amount of diamond grinding needed. Manufacturers are also seeking to reduce costs through the use of high volume automated processing and finishing equipment and techniques, and to achieve economies of scale in areas such as powder processing, blank fabrication, firing, finishing and inspection.

Our Solution

We develop, manufacture and market advanced technical ceramic products and components for defense, industrial, automotive/diesel and commercial applications. Our competitive advantage results from our expertise in ceramic material science as well as our vertically integrated approach of designing much of our key equipment and controlling the manufacturing process from raw material powders to finished product. This allows us to design and manufacture precision, high quality advanced technical ceramic products to meet demanding customer specifications.

The following table illustrates some of the solutions we have designed to meet market opportunities and demands.

MARKET OPPORTUNITY	DEMANDS OF THE MARKET	OUR SOLUTION

DEFENSE

Lightweight ceramic body armor	Due to the proliferation of automatic weapons in tactical operations and terrorist conflicts, it has become necessary to stop bullets as large as .50 caliber machine gun rounds. However, vests or other armor must be light enough in weight to allow freedom of movement without undue fatigue.	We have developed lightweight bullet resistant ceramic body armor solutions, including small arms protective inserts (SAPI) and other systems. These products generally consist of hot pressed Ceralloy® 546 (boron carbide) or hot pressed Ceralloy® 146 (silicon carbide) ceramic coupled with backings such as Kevlar™ or Spectra Shield™.

Lightweight ceramic armor for military aircraft and ground and sea-based vehicles	Military aircraft, ground-based vehicles and boats require protection against automatic weapons. Weight, cost and vehicle compatibility are critical technical parameters.	We have developed a series of lightweight, cost effective ceramic armor systems and attachment mechanisms that have multi-hit protection at various threat levels and can be added to an existing vehicle or designed into new military vehicles and aircraft.

Missile radomes (nose cones)	Defensive tactical missile systems such as the PAC-3 (Patriot Advanced Capability), Arrow Missile and the Standard Missile Block IV are designed to fly at extremely high velocities, survive tight turning radii and operate in severe weather conditions. These operating conditions preclude the use of conventional polymer materials for radomes.	We have developed advanced technical ceramic radomes made of fused silica ceramics which meet certain specifications of these tactical defensive missile systems, and we are developing a modified silicon nitride radome for more demanding requirements. We have also established a precision diamond grinding capability to finish these radomes.

INDUSTRIAL

Semiconductor equipment components for applications in processing chambers	The industry has historically used silicon metal, quartz, and aluminum oxide ceramics to fabricate processing chamber components. Semiconductor equipment manufacturers increasingly require processing chamber components that are longer lasting and result in lower particulate contamination.	We supply high density and high purity nitride and carbide ceramic components to semiconductor wafer processing equipment companies. Our R&D group is working with semiconductor equipment suppliers to tailor our ceramic materials to meet new equipment requirements.

Industrial equipment requiring critical protection against severe wear or corrosion	Failure of industrial equipment is often caused by premature wearing out of surfaces due to abrasive action. An example is paper making equipment where the pulp slurry runs at 5,000 feet per minute.	Ceralloy® 147 Sintered Reaction Bonded Silicon Nitride (SRBSN) industrial wear parts and cutting tool inserts are designed to replace hard metal or even oxide ceramic wear surfaces, resulting in greater productivity, quality and longer uptime.

Photovoltaic (solar cell) manufacturing requiring crucibles for melting silicon	In order to produce cost effective solar cell components, it is necessary to melt silicon in a crucible or vessel that will be able to contain the molten silicon yet not allow unwanted chemicals to contaminate the melt.	We have developed a high purity fused silica ceramic crucible (receptacle) which is being used by several photovoltaic cell manufacturers in their silicon melting operation. We are currently expanding our fused silica ceramic crucible production facility.

MARKET OPPORTUNITY	DEMANDS OF THE MARKET	OUR SOLUTION

AUTOMOTIVE/DIESEL

Heavy-duty diesel truck engines	In order to achieve diesel engine life of 500,000 miles or more without major maintenance, and to meet current environmental requirements, it may be necessary to replace metal engine components with longer lasting, lighter weight, lower friction ceramic parts at acceptable unit costs.	Our Ceralloy® 147 SRBSN engine components have been developed in order to allow diesel engines to run at higher internal pressures and thus meet environmental and other requirements. We continue prototype development with a number of engine and fuel systems manufacturers worldwide to expand the application of our diesel engine products.

Armored civilian vehicles	When constructing automobiles or limousines with ballistic protection for non-military applications, it is necessary to keep added weight to a minimum in order to achieve reasonable gas consumption and have car components, such as doors, open and close with relative ease.	Using our lightweight ceramic armor developed for military applications, we have adapted the shapes to certain civilian applications such as the Ford Motor Company Lincoln Town Car Ballistic Protection Series.

COMMERCIAL

Orthodontic brackets	Traditional stainless steel orthodontic brackets are often considered unsightly. Substitute clear plastic materials can be weak and may stain. Some orthodontic patients prefer aesthetically pleasing brackets which can be affixed to each tooth to support the arch wire.	Our Transtar® translucent orthodontic brackets are inert, reveal the color of the patient’s teeth, and allow the orthodontist to correct the patient’s bite. Our marketing partner, 3M Unitek, sells this aesthetic ceramic bracket under the brand name Clarity™.

Our Business Strategy

Our goal is to profitably develop, manufacture and sell advanced technical ceramic components to customers and markets where there is a need for new materials that will increase the efficiency, productivity and life of our customers’ end products. Key elements of our strategy for achieving this goal include:

Capitalizing on Opportunities in the Defense Market. We expect that the current geopolitical climate, terrorist threats and heightened risk of international conflict will continue to drive demand for our defense products. Our defense marketing and sales efforts will emphasize sales of ceramic armor and missile radomes (nose cones) to the U.S. government and, with the authorization of the U.S. government, to foreign allies of the United States. We intend to expand our lightweight ceramic armor products to address new applications in military boats, vehicles and aircraft.

Investing to Improve our Gross Margins and Manufacturing Efficiencies. We will continue to implement lean manufacturing initiatives such as Demand Flow® Technology to reduce inventories and queue times and to increase productivity in order to improve gross profit margins. We intend to expand our in-line production efficiency by using automation and dedicated work cells. We anticipate that as we increase production volumes, we will further implement productivity-enhancing automation.

We are currently renovating, and plan to relocate some of our high energy-utilization manufacturing processes to a 115,000 square foot building that we recently purchased near our Lexington, Kentucky facility where, in addition to other benefits, electricity costs, which are a material part of our cost of product sales, can be reduced significantly. We intend to establish strategic manufacturing relationships in certain international markets, including joint ventures or acquisitions, particularly in low cost manufacturing areas such as Mexico and China. We plan to develop strategic relationships with other manufacturing companies or key customers whose expertise or financial resources can assist us in accomplishing our objectives.

Identifying New Products and Markets. We intend to identify new products and markets to meet evolving customer requirements for high performance materials. Often our customers may have a materials problem, or need, and may not be familiar or comfortable with the advantages of our advanced technical ceramics. We are committed to educating our current and potential customers and assisting them in developing new technical ceramic components for existing or new products and applications. We seek to educate our customers through technical paper presentations and product literature, by participating in technical or trade show meetings and exhibitions and by maintaining a highly qualified technical sales and marketing staff.

Continuing to Diversify our Non-Defense Revenue Base. We currently depend on the U.S. government for a substantial portion of our revenues. We will continue to grow our customer base, primarily through promoting existing products to new customers and developing new products for new and existing customers. We intend to further diversify our customer product and market base by converting certain advanced technical ceramics, originally developed for defense applications, to industrial and commercial applications.

Leveraging our Facilities and Technologies to Address New Products and Markets. Over the past two decades, we have designed, constructed and refined a substantial array of highly specialized and customized facilities and equipment for the manufacture of a series of advanced technical ceramics. In conjunction with these manufacturing facilities, we have designed equipment and developed processes that we believe allows us to enter new markets. We intend to leverage our equipment and technology to rapidly respond to new product and market opportunities as we identify them.

Increasing our Export Sales. In recent years we established sales offices in China and England, in addition to commissioned sales representatives in Italy, Germany, Israel, Japan, South Korea, Taiwan and Scandinavia to allow us to better market our products outside the United States. Furthermore, we intend to leverage our existing customer relationships by marketing our products to foreign companies which are affiliated with U.S. companies with whom we are currently doing business. To accomplish each of these goals, we intend to continue to participate in trade shows outside the United States and to further train our export sales and marketing group (both direct employees and independent manufacturing representatives) through training sessions and annual corporate meetings.

Market Applications and Products

Our products are sold into four principal markets: defense, industrial, automotive/diesel and commercial. The following is a description of our principal products by market application:

Defense

Lightweight Ceramic Armor. We have developed and currently manufacture lightweight ceramic armor capable of protecting against threats as great as 12.7mm armor piercing machine gun bullets. Compared to traditional steel armor plates, our ceramic armor systems offer weight savings as great as 40%. Using hot pressed Ceralloy® ceramic, our armor plates are laminated with either Kevlar™, Spectra Shield™, fiberglass, zylon or custom hybrid laminates and formed into a wide variety of shapes, structures and components. Initially, our manufactured ceramic armor was used principally for military helicopter crew seats and airframe panels. We are now also a major supplier of lightweight ceramic body armor for the U.S. military, and we believe we are a leading producer of lightweight ceramic armor for military helicopters. We are also developing products to address similar ballistic protection needs in boats, aircraft and other vehicles.

Missile Radomes (Nose Cones). We manufacture conical shaped, precision machined ceramic radomes which are designed for the front end of defensive missiles. These radomes are used where missile velocities are high and operating environments are severe, and the thermal shock and erosion resistance, high strength and microwave transparency properties of advanced technical ceramics are required. We expect that our ceramic radomes will be used on the PAC-3 (Patriot Advanced Capability) and the Arrow Missile.

Industrial

Industrial Wear Components. Our industrial wear components are made primarily of our Ceralloy® 147 sintered reaction bonded silicon nitride (SRBSN). These SRBSN ceramic components are generally incorporated in high wear areas of industrial machinery where severe abrasive conditions would otherwise wear out vital components. Our wear resistant parts are used to replace parts made of materials such as tungsten carbide or ceramics such as aluminum oxide. Applications include paper making equipment, abrasive blasting nozzles, metal cutting tool inserts as well as custom products.

Semiconductor Equipment Components. The advanced equipment used to process silicon wafers creates harsh process environments that limit the life of traditional ceramic and metal components and produce particulate contamination that lowers wafer yields. We offer the industry advanced technical ceramics that have exceptional corrosion resistance, high thermal conductivity and other key properties that are essential to the manufacture of high quality semiconductors at acceptable yields.

Tempered Glass Furnace Components and Metallurgical and Industrial Tooling. Fused silica ceramic does not, to any material extent, expand when heated or contract when cooled. This material is therefore used for industrial tooling components and molds where complicated shapes and dimensions are maintained over a wide range of temperatures. Such applications include forming and shaping titanium metal used in aircraft manufacture. Other applications take advantage of fused silica’s excellent thermal shock resistance and inertness when in contact with glass. We produce fused silica ceramic rollers up to 14 feet in length used in glass tempering furnaces.

Ceramic-Impregnated Dispenser Cathodes. We manufacture ceramic-impregnated dispenser cathodes for microwave tubes used in radar, satellite communications, electronic countermeasures and other applications. Dispenser cathodes, when heated, provide the stream of electrons which are magnetically focused into an electron beam. Microwave dispenser cathodes are primarily composed of a porous tungsten matrix impregnated with ceramic oxide compounds. The use of ceramic-impregnated cathodes reduces the amount of energy necessary to create a high level of electron emissions. Our ceramic-impregnated cathodes are also used in ion lasers and cathode ray tubes.

Samarium Cobalt Permanent Magnets. We manufacture and market our samarium cobalt magnets as components primarily for microwave tube applications. Electron beams in microwave tubes generated by the dispenser cathodes described above can be controlled by the magnetic force provided by these powerful permanent magnets. The magnets are generally small sub-components of microwave traveling wave tubes.

Precision Ceramics. We manufacture a variety of hot pressed Ceralloy® ceramic compositions that are precision diamond ground to exacting tolerances, primarily for microwave tube applications. The interior cavities of microwave tubes often require microwave absorbing ceramic components capable of operating at elevated temperatures and in high vacuums.

Fused Silica Ceramic Crucibles. We manufacture fused silica ceramic crucibles, or receptacles, which are used in the fabrication of polycrystal silicon for photovoltaic cells that convert sunlight into electricity. These crucibles are designed to withstand high temperatures and thermal shock when in contact with molten silicon, without contaminating the melt.

Automotive/Diesel

Diesel Engine Components. We have been manufacturing ceramic cam rollers for heavy-duty diesel engines since 1999, and now have production contracts to supply cam rollers to two major engine companies. We also have a supply contract with a fuel systems manufacturer for components for a diesel fuel pump. In addition, we are engaged in development projects with a number of other diesel engine and fuel systems manufacturers worldwide for various ceramic components.

Ceramic Armor System Components for Civilian Vehicles. We have been selected by Ford Motor Company to manufacture and supply lightweight ceramic armor system components for incorporation into the Lincoln Town Car Ballistic Protection Series (BPS). Our components will incorporate technology and ballistic protection similar to that which we developed for several defense related applications. This product has been in development for the past two years and was introduced in January 2003. Ford is expected to release the vehicle for sale in the second quarter of 2004.

Commercial

Ceramic Orthodontic Brackets. In orthodontics, to correct a patient’s tooth alignment, a small stainless steel bracket is attached to each tooth. These brackets provide a guide to the archwire, which is the wire that sets into each bracket. The cosmetic appearance of this metal is often considered unattractive. Together with 3M Unitek, we have developed a patented ceramic bracket which 3M Unitek markets to orthodontists under the brand name Clarity™. The translucency of this ceramic bracket, together with the classic ceramic properties of hardness, chemical inertness and imperviousness, result in a cosmetic substitute for traditional stainless steel brackets. These brackets reveal the natural color of the patient’s teeth while performing the structural functions of traditional stainless steel brackets.

Operating Divisions and Facilities

We serve our markets from manufacturing facilities in three locations across the United States. The following table includes a summary of our facilities and manufacturing structure.

FACILITY LOCATION	PRODUCTS

Ceradyne Advanced Ceramic Operations Costa Mesa and Irvine, California Approximately 126,000 square feet Lexington, Kentucky(1)

Defense Applications:

•      Lightweight ceramic armor

Industrial Applications:

•      Ceralloy® 147 SRBSN wear parts

•      Semiconductor equipment components

•      Precision ceramics

Automotive/Diesel Applications:

•      Ceralloy® 147 SRBSN automotive/diesel engine parts

•      Ceramic armor system components for civilian vehicles

Commercial Applications:

•      Ceramic orthodontic brackets

Ceradyne Semicon Associates Lexington, Kentucky Approximately 35,000 square feet	Industrial Applications: • Ceramic-impregnated dispenser cathodes for microwave tubes, lasers and cathode ray tubes • Samarium cobalt magnets

Ceradyne Thermo Materials Scottdale and Clarkston, Georgia Approximately 135,000 square feet

Defense Applications:

•      Missile radomes (nose cones)

Industrial Applications:

•      Glass tempering rolls

•      Metallurgical tooling

•      Castable and other fused silica products

•      Crucibles for photovoltaic solar cell applications

(1)	We are in the process of renovating and retrofitting a 115,000 square foot building in Lexington, Kentucky that we purchased in October 2003. We anticipate that it will be put into service in April 2004.

The financial information for all segments is presented within footnote 6 in our consolidated financial statements included in this report.

Sales, Marketing and Customers

Each of our three manufacturing locations maintains an autonomous sales and marketing force promoting its individual products. As of December 31, 2003, we had 15 employees directly involved in sales and marketing, including a marketing manager located in England, and a sales manager located in China.

We also have agreements with manufacturers’ representatives in foreign countries who are compensated as a percent of sales in their territory. We are focusing much of our marketing effort outside the United States through direct involvement of senior management personnel from our U.S. facilities. Revenues from export sales represented approximately 5.4% of our net sales in 2003, 10.9% in 2002 and 15.9% in 2001.

We continue to explore various domestic, international and other relationships to increase our sales and market penetration. We seek long-term relationships such as multi-year agreements or exclusive relationships with our customers to promote a smoother, more predictable flow of orders and shipments.

We sell products and components to the U.S. government and government agencies, as well as to government contractors, original equipment manufacturers and to end users. The U.S. government and government agencies collectively represented approximately 53.7% of our net sales in 2003, 35.9% in 2002 and 17.0% in 2001.

We sell our translucent ceramic orthodontic brackets only to 3M Unitek under an exclusive agreement. Sales to 3M Unitek represented approximately 8.9% of our net sales in 2003, 11.5% in 2002 and 17.6% in 2001. In March 1986, we entered into a joint development and supply agreement with 3M Unitek for the development of a translucent ceramic bracket for orthodontic appliances, commonly known as braces. 3M Unitek is a major manufacturer of stainless steel orthodontic brackets and, early in our relationship, shared with us the functional specifications and properties which ceramic brackets would be required to satisfy. With this information and our experience with translucent ceramics in defense applications, we developed, and in 1987 began manufacturing, translucent ceramic brackets. 3M Unitek may or may not continue to actively market our ceramic orthodontic brackets, and our agreement with 3M Unitek does not require it to maintain any level of commitment to our products.

Manufacturing

We employ a number of advanced technical ceramics manufacturing processes that enable us to deliver high quality products designed to meet specific customer requirements. These processes are described below.

Hot Pressing. Our hot pressing process is generally used to fabricate ceramic shapes for lightweight ceramic armor and semiconductor equipment components. We have designed and constructed induction heated furnaces capable of operating at temperatures exceeding 4,000°F in inert atmospheres at pressures up to 5,000 pounds per square inch. With this equipment, we can fabricate parts more than 26 inches in diameter, which is considered large for advanced technical ceramics. Using multiple cavity dies and special tooling, we can produce a number of parts in one furnace during a single heating and pressing cycle.

Our raw materials are fine powders procured from several outside suppliers. After we process them, the powders are either loaded directly into the hot pressing molds or are shaped into pre-forms prior to loading into the hot pressing molds. The powders are placed in specially prepared graphite tooling, most of which we machine to shape. Heat and pressure are gradually applied to the desired level, carefully maintained and finally reduced. The furnace is removed from the press while cooling to permit the press to be used with another furnace. For most products, this cycle takes approximately 20 hours. The resultant ceramic product generally has mechanical, chemical and electrical properties of a quality approaching theoretical limits. Almost all products, other than armor, are then finished by diamond grinding to meet precise dimensional specifications.

Sintering and Reaction Bonding of Silicon Nitride. The sintering of reaction bonded silicon nitride results in our Ceralloy® 147 SRBSN, which is used in industrial and automotive/diesel applications. This SRBSN process begins with relatively inexpensive high purity elemental silicon (Si) powders, which contrasts sharply with most other competitors’ manufacturing techniques which start with relatively more expensive silicon nitride (Si3N4) powders.

After additives are incorporated by milling and spray drying, the silicon powders are formed into shapes through conventional ceramic processing such as dry pressing. These shapes are then fired in a nitrogen atmosphere which converts the silicon part to a silicon nitride part. At this step (reaction bonding), the silicon nitride is pressure sintered in an inert atmosphere increasing the strength of the component threefold. As a result of SRBSN processing, the ceramic crystals grow in an intertwining “needle-like” fashion which we have named NeedleLok™. The NeedleLok™ structure results in a tough, high fracture energy part. This process is relatively economical due to the low cost of the starting powders and can be used to produce extremely high production volumes of parts due to the use of conventional pressing processes.

Fabrication of Translucent Ceramics (Transtar®). We produce translucent aluminum oxide (Transtar®) components primarily for use as orthodontic ceramic brackets. We purchase the high purity powders from outside vendors and process them using dedicated conventional ceramic mechanical dry presses. The formed blanks are then fired in a segregated furnace in a hydrogen atmosphere at over 3,000°F until the ceramics enter into a mechanically strong, translucent condition. These fired aesthetic brackets then have certain critical features diamond ground into them. The next step is a proprietary treatment of the bonding side in order to permit a sound mechanical seal when bound to the patient’s teeth. In the final step we furnace braze a stainless steel channel into each archwire slot which has been previously diamond ground into the bracket.

Diamond Grinding. Many of our advanced technical ceramic products must be finished by diamond grinding because of their extreme hardness. Our finished components typically are machined to tolerances of ±.001 inch and occasionally are machined to tolerances up to ±.0001 inch. To a limited extent, we also perform diamond grinding services for customers independently of our other manufacturing processes to specifications provided by the customer. Our diamond grinding facilities can perform surface grinding, diameter grinding, ultrasonic diamond grinding, diamond lapping, diamond slicing and honing. The equipment includes manual, automatic and computer numerically controlled (CNC) grinders. We have specially adapted the CNC grinders for precision grinding of ceramic contours to exacting tolerances.

Sintering of Fused Silica Ceramics. Sintering of fused silica ceramics is the process we use to fabricate fused silica ceramic shapes for applications in glass tempering furnaces, metallurgical tooling, missile radomes (nose cones) and other industrial uses. To fabricate fused silica ceramic shapes, fused silica powders are made into unfired shapes through slip casting or other ceramic compaction processes. These unfired “green” shapes are fired as they move through a continuously operated 150 foot long tunnel kiln at temperatures up to 2,500°F. The final shapes are often marketed in the “as fired” condition or, in some cases, precision diamond ground to achieve specific dimensional tolerances or surface finishes required by certain customers.

Ceramic-Impregnated Dispenser Cathode Fabrication. Ceramic-impregnated dispenser cathode fabrication is used to produce cathodes for microwave power tube applications. To produce ceramic-impregnated dispenser cathodes, both tungsten metal powders and ceramic powders are used. The tungsten metal powders are isostatically pressed in polymer tooling, removed and fired in special atmospheres at temperatures in excess of 4,000°F. The tungsten billets are machined into precision shapes with exacting tolerances. The tungsten machined shapes are impregnated with a ceramic composite and fired at high temperatures in special atmospheres. The ceramic impregnated components are assembled and furnace brazed.

Final processing includes the insertion of a metal heating element within a ceramic insulating compound and the addition of an extremely thin layer of precious metals to the surface. Our final quality inspection often includes a test of the cathode’s electron emitting capabilities at normal operating temperatures.

Fabrication of Samarium Cobalt Permanent Magnets. The fabrication of samarium cobalt permanent magnets results in various magnet shapes which are primarily used in microwave tube applications. We procure premixed samarium cobalt powder either as SmCo5 or Sm2Co17 compositions. The powders are then milled and formed into the final configuration by pressing in a magnetic field using a specially designed magnet press. These “pre-fire” or “green” magnets are then sintered at 2,000°F in helium or a vacuum. The magnets may then be subsequently diamond ground and measured and sorted by each individual magnet’s strength.

Raw Materials. The starting raw materials for our manufacturing operations are generally fine, synthetic powders available from several domestic and foreign sources. Other raw materials, such as Kevlar™, Spectra Shield™, graphite and metal components are readily available from several commercial sources.

Quality Control. We make our products to a number of exacting specifications. In order to meet both internal quality criteria and customer requirements, we implement a number of quality assurance and in-process statistical process control programs. We implement these quality programs separately at each of our three manufacturing locations. Our Advanced Ceramic Operations and Thermo Materials facilities have received ISO 9001 Certification. Ceradyne Semicon Associates is ISO 9000 compliant.

Engineering and Research

Our engineering and research efforts consist of application engineering in response to customer requirements, in addition to new materials and product development performed by our Research and Development Department. Our efforts create new products, modify existing products to fit specific customer needs and result in developing enhanced ceramic processes.

We allocate costs associated with application engineering and research between cost of product sales and research and development expense. Application engineering efforts devoted to specific customer orders generally are recognized as cost of product sales, while the balance of engineering and research costs is included in research and development and expensed as incurred. Our research and development expenses were approximately $2.1 million in 2003, $2.1 million in 2002, and $1.1 million in 2001.

Competition

Our products compete with advanced technical ceramics products from other companies, as well as with high strength steel alloys and plastic products. When competing with other advanced technical ceramics products, we believe the principal competitive factors are price, product performance, material specifications, application engineering capabilities, customer support and reputation. Some of our competitors include Armor Holdings, ArmorWorks, United Defense Industries, CoorsTek, Kyocera’s Industrial Ceramics Group, Saint Gobain Advanced Ceramics, Spectra-Mat and Vesuvius. Many of our current or potential competitors have greater financial, marketing and technical resources than we do. We cannot guarantee that we will be able to compete successfully against our current or future competitors. If we fail to compete successfully, there could be material adverse effects on our business, financial condition, results of operations and cash flows. In many applications we also compete with manufacturers of non-ceramic materials. When competing with high strength steel alloys and plastic products, we may not be able to compete effectively when price is a primary consideration, because our products are typically more expensive.

Backlog

We record an item as backlog when we receive a contract, purchase order or other notification indicating the number of units to be purchased, the purchase price, specifications, delivery date and other customary terms and conditions. As of December 31, 2003, we had backlog of approximately $103.1 million and $1.1 million of unexercised options for orders. As of December 31, 2002, we had backlog of approximately $34.3 million and $1.4 million of unexercised options for orders. We expect that substantially all of the firm scheduled orders as of December 31, 2003 will be shipped within the next twelve months.

Patents, Licenses and Trademarks

We rely primarily on trade secrecy to protect compositions and processes that we believe are proprietary. In certain cases, the disclosure of information concerning such compositions or processes in issuing a patent could be competitively disadvantageous. However, our management believes that patents are important for technologies where trade secrecy alone is not a reliable source of protection. Accordingly, we have applied for, or have been granted, several U.S. patents relating to compositions, products or processes that our management believes are proprietary, including lightweight ceramic armor.

We have been issued two U.S. patents relating to translucent ceramics for orthodontic brackets. The earliest of these patents expires in 2007. We co-invented and co-own these patents with 3M Unitek. Together with 3M Unitek, we have granted licenses to companies whose ceramic orthodontic brackets infringe our joint patents. These companies pay both of us royalties based on sales of their orthodontic ceramic brackets for the remaining life of the patents.

In addition to the above, we have been issued 8 U.S. patents and have seven patents pending and have applied for corresponding foreign patents in various foreign countries. The earliest of these patents expires in 2006.

“Ceralloy®,” the name of our technical ceramics, “Ceradyne®” and the Ceradyne logo, comprising the stylized letters “CD®,” are our major trademarks registered in the United States and various foreign countries. We also have other trademarks, including “Transtar®,” “Semicon®,” “Thermo®,” “Netshape®,” “Defender®,” “NeedleLok™,” and “Ramtech™.”

Employees

As of December 31, 2003, we had approximately 500 employees, including 21 employees with undergraduate or graduate degrees in ceramic engineering. Of these total employees, 375 were in manufacturing, 53 were in engineering and research, 16 were in sales and marketing, and 35 were in general management, finance and administration. We also use temporary labor in some of our production operations. We consider our relationship with employees to be excellent. None of our employees are represented by a labor union.

Availability of SEC Filings

We file annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission. You can read our SEC filings over the Internet at the SEC’s website at http://www.sec.gov. We also make our SEC filings available free of charge through our Internet website as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. Our website address is www.ceradyne.com. The reference to our website address does not constitute incorporation by reference into this report of the information contained at that site.

RISK FACTORS

This annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Our actual results may differ materially from the results projected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, the following:

A very substantial portion of our revenues is derived from the sale of defense related products, and our failure to obtain new government contracts, the cancellation of government contracts, or a reduction in federal budget appropriations involving our products could materially adversely affect our revenues.

Historically, a very substantial portion of our revenues has been derived from the sale of defense related products, such as ceramic body armor, either directly or indirectly to the U.S. government. We anticipate that a substantial portion of our revenues for the foreseeable future will continue to come from such sales. These contracts typically may be cancelled at any time without penalty, other than our right to be reimbursed for certain expenses. Any cancellations of these government contracts could have material adverse effects on our business, operating results and financial condition.

Our business is highly sensitive to changes in national and international defense and budget priorities. For example, in 2003, our revenues from the sale of ceramic body armor increased significantly due to the U.S. military’s acceleration of its program to equip its soldiers with ceramic body armor systems because of the war in Iraq. Demand for ceramic body armor may decline when the number of body armor systems shipped is sufficient to equip front-line troops, if conflicts in the Middle East and other high risk areas subside, or if U.S. defense budget appropriations are reduced.

Many defense contracts are awarded in an open competitive bidding process, and our past success in winning government contracts does not guarantee that we will win any new contracts in the future. Based upon our backlog for ceramic body armor as of December 31, 2003, we anticipate that revenues from the sale of these products will increase in 2004. However, unless we receive additional orders under existing contracts or are successful in winning new contracts for sales of these products, revenues from sales of these products may decline materially in 2005 from the levels we expect to obtain in 2004.

Our revenues and cash flows from the sale of defense related products could also be reduced if a significant number of our government contracts are delayed or cancelled due to cutbacks in defense, homeland security or other federal agency budgets or other reasons. In addition, our failure to successfully compete for and retain such government contracts could have an adverse effect on our revenues and cash flows. We cannot guarantee that we, or if we are a subcontractor that the prime contractor, will win any particular bid, or that we will be able to replace business lost upon expiration or completion of a contract.

Defects in our products could harm our business and adversely affect our operating results.

Our products have in the past contained, and may in the future contain, errors or defects that may be detected at any point in the life of the products. Detection of such errors could result in delays in shipping and sales during the period required to correct such errors. Real or perceived defects in our products may result in product returns, loss of sales, delays in market acceptance, injury to our reputation and increased warranty costs, which could have an adverse effect on our business, operating results and financial condition. For example, in March 2002, the U.S. government determined that several lots of our small arms protective inserts (SAPI) for lightweight ceramic body armor failed to pass ballistics reverification tests. As a result, we stopped production of our SAPI product, modified the design of our product and resumed shipping approximately four months later. In addition, we agreed to correct or replace at our expense all supplies of our SAPI product sales that did not meet the original contractual requirements. As a result, we recorded a warranty reserve of $650,000 in the second quarter of 2002 against cost of product sales.

We are making significant investments to increase our manufacturing capacity and improve our product yields in response to increased demand. If these efforts are not successful, our gross margins and profitability may suffer.

We experienced a sudden increase in demand for ceramic body armor for military personnel and cam rollers for diesel engines during 2002, and this demand increased further in 2003. In the effort to meet the sudden increased demand for our products, we suffered from manufacturing inefficiencies, including low product yields, which caused our gross profit margins on these products to suffer in 2002.

In response to the increased demand, we made significant capital expenditures during 2003 to increase our production capacity for these products. We paid $3.4 million in June 2003 to purchase a 41,000 square foot manufacturing facility in Irvine, California, which we previously had leased. In October, 2003, we purchased a 115,000 square foot facility in Lexington, Kentucky for $2.4 million, which we are converting into manufacturing and office space. During 2003, we leased an additional 47,000 square feet near Scottdale, Georgia, which will provide additional manufacturing capacity for our Thermo Materials division. We plan to make significant additional capital expenditures during 2004 for building improvements, capital equipment, and to relocate some of our California operations to our new Kentucky facility.

We cannot assure you, however, that our increased production capacity will enable us to manufacture the required quantities of our products in a timely manner. Further, we cannot assure you that demand for cam rollers and ceramic armor will remain at levels sufficient to justify these additional capital expenditures. In addition, in order to satisfy customer demand for these products while achieving acceptable profit margins, we must:

•	achieve significant manufacturing cost reductions through increased efficiency;

•	add manufacturing personnel; and

•	improve product yields.

There can be no assurance that the profit margins we ultimately achieve on higher volumes of ceramic body armor and cam rollers will be comparable to our historical profit margins. Moreover, managing this expansion and relocation effort will put pressures on our operational, financial and managerial resources. We cannot assure you that we will be able to complete the expansion or relocation in a timely manner or within our capital expenditure budgets. We cannot assure you that we will realize anticipated cost savings or that energy costs in Kentucky, which are substantially lower than in California, will remain at expected levels over time. Any delay in completion of the expansion and relocation, budget overruns or an increase in energy costs in Kentucky could adversely affect our profitability.

The expansion and relocation could disrupt our operations. Certain of our contracts contain punitive provisions for missed deadlines. We cannot guarantee that the expansion or relocation will not cause a disruption in our operations that results in missed deadlines and payments of penalties under these contracts. Moreover, some of the capital equipment for our Kentucky facility will be specially designed and built to our requirements. This equipment is complex and has not been constructed previously. As a result, we cannot assure you that it will operate as planned or that we will be able to complete the construction of this equipment on time or within our budget.

To effectively manage this expansion and relocation effort, we must:

•	purchase new, or move existing, manufacturing equipment to our new Lexington, Kentucky facility;

•	engage, train and manage managerial and production personnel or relocate such personnel from our California operations; and

•	implement and improve our operational, financial and management information systems.

Any failure to effectively manage this expansion and relocation effort could have material adverse effects on our business, operating results and financial condition.

Growth in our operations may strain our resources, and if we fail to successfully manage our growth, our business could be harmed.

The increase in orders for ceramic body armor for military personnel and cam rollers for diesel engines, as well as the introduction of new products, is placing, and will continue to place, a significant strain on our operational, financial and managerial resources and personnel. To effectively manage our growth, we must:

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

Our failure to compete successfully against current and future competitors could adversely affect our business.

Our products compete with advanced technical ceramics products from other companies, as well as with high strength steel alloys and plastic products.

When competing with other advanced technical ceramics products, we believe the principal competitive factors are:

•	price;

•	product performance;

•	material specifications;

•	application engineering capabilities;

•	customer support; and

•	reputation.

When competing with high strength steel alloys and plastic products, we may not be able to compete effectively when price is a primary consideration, because our products are typically more expensive.

Some of our competitors include Armor Holdings, ArmorWorks, United Defense Industries, CoorsTek, Kyocera’s Industrial Ceramics Group, Saint Gobain Advanced Ceramics, Spectra-Mat and Vesuvius. Many of our current or potential competitors have greater financial, marketing and technical resources than we do. We cannot guarantee that we will be able to compete successfully against our current or future competitors. If we fail to compete successfully, there could be material adverse effects on our business, financial condition and results of operations.

All of our sales of ceramic orthodontic brackets are sold to 3M Unitek pursuant to an exclusive agreement that prohibits us from selling to other parties. A material portion of our revenue and profits is derived from this agreement, and a decrease in our sales to 3M Unitek could have an adverse effect on our revenues and profits.

We sell our ceramic orthodontic brackets exclusively to 3M Unitek under an agreement which expires in 2007. As a result, our revenues from this product are entirely dependent upon 3M Unitek. 3M Unitek also offers traditional stainless steel orthodontic brackets. We cannot guarantee that 3M Unitek will devote substantial marketing efforts to the sale of our ceramic orthodontic brackets, or that 3M Unitek will not reassess its commitment to our product. If 3M Unitek fails to actively market our ceramic orthodontic brackets or decides to promote a competing product over ours, this could cause the sales of our ceramic orthodontic brackets to decline and could have an adverse effect on our revenues, profits and cash flows.

In addition, the future success of our ceramic orthodontic brackets depends on our ability to maintain and increase market acceptance for our product compared to other competitive solutions, including traditional stainless steel brackets and newer products such as transparent plastic orthodontic aligners, synthetic sapphire brackets and other ceramic brackets. If demand for our product declines, or if competitive products gain market share, the sales of our ceramic orthodontic brackets may decline, which could have an adverse effect on our revenues, profits and cash flows.

Moreover, the first of our two patents for our ceramic orthodontic brackets, which we jointly own with 3M Unitek, expires in 2007. Upon expiration of the patent, we may not be able to prevent third parties from manufacturing and selling competitive ceramic orthodontic brackets. Ceramic orthodontic brackets manufactured and sold by third parties may be less expensive than ours and may cause sales of our ceramic orthodontic brackets to decline either as a result of pricing pressure or loss of market share, which could have an adverse effect on our revenues, profits and cash flows.

Our ability to operate effectively could be impaired if we were to lose the services of Joel P. Moskowitz or our other key personnel, or if we are unable to recruit qualified managers and key personnel in the future.

Our success largely depends on the continued service of our management team and key personnel. If one or more of these individuals, particularly Joel P. Moskowitz, our Chairman, Chief Executive Officer and President, were to resign or otherwise terminate their employment with us, we could experience a loss of sales, delays in new product development and diversion of management resources.

Competition for skilled employees is intense and there can be no assurance that we will be able to recruit and retain such personnel. If we are unable to retain our existing managers and employees or hire and integrate new managers and employees, we could suffer material adverse effects on our business, operating results and financial condition.

To increase our revenues and profitability, we must increase market awareness and acceptance of advanced technical ceramics in new applications and products.

The future prospects of our business depend in part on the increased acceptance by our target markets of advanced technical ceramics to replace materials such as steel alloys, plastics and other ceramics. While advanced technical ceramics have certain advantages over other materials, such as the ability to withstand extremely high temperatures and combining hardness with light weight, they are generally significantly more expensive to produce. As a result, the market for advanced technical ceramics products may be limited to high-end applications where price is not the critical competitive factor. Moreover, because the market for advanced technical ceramics is relatively limited to applications where the characteristics of advanced technical ceramics may justify the higher costs compared to other materials, the market for our products may not grow as we anticipate.

Uninsured losses arising from third party claims could have a material adverse effect on our business.

Our products are used in applications where the failure to use our products properly or their malfunction could result in serious bodily injury or death. We cannot assure you that we have adequate insurance to cover the payment of any potential claim related to such injuries or deaths. We also cannot assure you that insurance coverage will continue to be available or, if available, that we will be able to obtain it at a reasonable cost. In addition, we are self-insured against workers compensation claims in an amount that exceeds our accrual for such claims. Our accrual is based on our historical experience with these claims, and we have excess liability insurance to cover losses beyond a specified amount. We cannot assure you that our accrual will be adequate to cover actual claims, and if actual claims are higher, our operating results will be adversely affected. Any material uninsured losses from third party claims could have a material adverse effect on our business, financial condition and results of operations.

We are subject to extensive government regulation, and our failure or inability to comply with these regulations could subject us to penalties and result in a loss of our government contracts, which could adversely affect our revenues.

We must comply with and are affected by various government regulations that impact our operating costs, profit margins and our internal organization and operation of our business. Furthermore, we have production contracts with governmental entities and are subject to additional rules, regulations and approvals applicable to government contractors. We are also subject to routine audits to assure our compliance with these requirements. Our failure to comply with these regulations, rules and approvals could result in the impositions of penalties and the loss of our government contracts and disqualification as a U.S. government contractor, which could adversely affect our revenues.

We are subject to risks associated with environmental laws and regulations, which expose us to potential liability.

We are subject to a variety of environmental regulations relating to the use, storage, discharge and disposal of hazardous materials used to manufacture our products. Authorities could impose fines, suspend production, alter our manufacturing processes, or stop our operations if we do not comply with these regulations.

In the past, we produced certain products using beryllium oxide, which is highly toxic in powder form. This powder, if inhaled, can cause chronic beryllium disease in a small percentage of the population. We have been sued in the past by former employees and by employees of one of our customers and by their family members alleging that they had contracted chronic beryllium disease as a result of exposure to beryllium oxide powders used in our products. All of these claims have been dismissed without incurring material liability. We cannot guarantee that we will avoid future liability to persons who may allege that they contracted chronic beryllium disease as a result of exposure to the beryllium oxide we used in prior years.

Any failure to comply with current or subsequently enacted environmental statutes and regulations could subject us to liabilities, fines or the suspension of production. Furthermore, any claims asserted against us in the future related to exposure to beryllium oxide powder may not be covered by insurance. Even if covered, the amount of insurance may be inadequate to cover any adverse judgment.

Fines and other punishments imposed on us for environmental violations and expenses we incur to remedy or comply with environmental regulations and future liability for incidences of chronic beryllium disease contracted by employees or employees of customers could have material adverse effects on our business, operating results and financial condition.

Our export sales are subject to the risks associated with doing business outside the United States.

Shipments to customers outside of the United States accounted for approximately 5.4% of our sales in 2003, 10.9% in 2002 and 15.9% in 2001. We anticipate that international shipments will account for a portion of our sales for the foreseeable future. Therefore, the following risks associated with international business activities could have material adverse effects on our performance:

•	burdens to comply with multiple and potentially conflicting foreign laws and regulations, including export requirements, tariffs and other barriers, health and safety requirements, and unexpected changes in any of these factors;

•	difficulty in obtaining export licenses from the U.S. government;

•	differences in intellectual property protections;

•	longer accounts receivable payment cycles;

•	potentially adverse tax consequences due to overlapping or differing tax structures;

•	fluctuations in currency exchange rates; and

•	risks associated with sales to foreign government agencies similar to the risks associated with dealing with U.S. government agencies.

We have traditionally invoiced our foreign sales in U.S. dollars. Accordingly, we do not currently engage in foreign currency hedging transactions that could protect us against the risk of currency fluctuations. If the U.S. dollar becomes more expensive relative to the currencies of our foreign customers, the price of our products in those countries will rise and our sales into those countries, or our profitability within those countries, may fall. In addition, in the future, we may be required to denominate foreign sales in the local currencies of our customers. In that case, if the U.S. dollar were to become more expensive relative to the currencies of our foreign customers, we would receive fewer U.S. dollars for each unit of foreign currency that we receive when our customers pay us. Therefore, a more expensive U.S. dollar would cause us to incur losses upon the conversion of accounts receivable denominated in foreign currencies. Such losses could harm our results of operations.

We cannot export some of our products to certain foreign countries without an export license obtained from the U.S. government. In the past, we have had difficulty in obtaining licenses to export our products to certain countries. We cannot guarantee that similar difficulties will not arise again in the future. If any of the above risks emerge, there may be material adverse effects on our business, operating results and financial condition.

We may be adversely affected if we are unable to adequately safeguard our intellectual property rights from unauthorized use, or if we become subject to claims that we infringe on others’ intellectual property rights.

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

Although we implement protective measures and intend to defend our proprietary rights, there can be no assurance that these efforts will succeed. We may have to litigate within the United States or abroad to enforce our issued or licensed patents, to protect our trade secrets and know-how or to determine the enforceability, scope and validity of our proprietary rights and the proprietary rights of others. Enforcing or defending our proprietary rights could be expensive and might not bring us timely and effective relief.

Furthermore, there can be no assurance that our products or processes are not in violation of the patent rights of third parties. Our patents may be challenged, invalidated or circumvented. Although there are no pending or threatened intellectual property lawsuits against us, we may face litigation or infringement claims in the future. Infringement claims could result in substantial costs and diversion of our resources even if we ultimately prevail. A third party claiming infringement may also obtain an injunction or other equitable relief, which could effectively block the distribution or sale of allegedly infringing products. Although we may seek licenses from third parties covering intellectual property that we are allegedly infringing, we cannot guarantee that any such licenses could be obtained on acceptable terms, if at all.

If we fail to adequately protect our intellectual property, or if we face claims for infringement on the intellectual property of third parties, there may be material adverse effects on our business, operating results, and financial condition.

Evolving regulation of corporate governance and public disclosure may result in additional expenses and continuing uncertainty.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and Nasdaq National Market rules are creating uncertainty for companies such as ours. These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation may be harmed.

Our stock price is volatile.

The market price and trading volume of our common stock has been subject to significant volatility, and this trend may continue. The value of our common stock may decline regardless of our operating performance or prospects. Factors affecting our market price include:

•	our perceived prospects;

•	variations in our operating results and whether we have achieved our key business targets;

•	the limited number of shares of our common stock available for purchase or sale in the public markets;

•	sales or purchases of large blocks of our stock;

•	changes in, or our failure to meet, our earnings estimates;

•	changes in securities analysts’ buy/sell recommendations;

•	differences between our reported results and those expected by investors and securities analysts;

•	announcements of new contracts by us or our competitors;

•	market reaction to any acquisitions, joint ventures or strategic investments announced by us or our competitors;

•	developments in the financial markets; and

•	general economic, political or stock market conditions.

Recent events have caused stock prices for many companies, including ours, to fluctuate in ways unrelated or disproportionate to their operating performance. The general economic, political and stock market conditions that may affect the market price of our common stock are beyond our control. The market price of our common stock at any particular time may not remain the market price in the future. In the past, securities class action litigation has been instituted against companies following periods of volatility in the market price of their securities. Any such litigation, if instituted against us, could result in substantial costs and a diversion of management’s attention and resources.

We do not anticipate declaring any cash dividends on our common stock.

We have never declared or paid cash dividends on our common stock and do not plan to pay any cash dividends in the near future. Our current policy is to retain all funds and earnings for use in the operation and expansion of our business.

Delaware law may delay or prevent a change in control.

We are subject to the provisions of section 203 of the Delaware General Corporation Law. These provisions prohibit large stockholders, in particular a stockholder owning 15% or more of the outstanding voting stock, from consummating a merger or combination with a corporation unless this stockholder receives board approval for the transaction or 66 2/3% of the shares of voting stock not owned by the stockholder approve the merger or transaction.

ITEM 2.	Properties

Operating Divisions and Facilities

We serve our markets from manufacturing facilities in three locations across the United States. The following table includes a summary of our facilities and manufacturing structure.

FACILITY LOCATION	PRODUCTS

Ceradyne Advanced Ceramic Operations	Defense Applications:
Costa Mesa and Irvine, California(1)	• Lightweight ceramic armor
Approximately 126,000 square feet	Industrial Applications:
Lexington, Kentucky(2)	• Ceralloy® 147 SRBSN wear parts
Approximately 115,000 square feet	• Semiconductor equipment components
• Precision ceramics
Automotive/Diesel Applications:
• Ceralloy® 147 SRBSN automotive/diesel engine parts
• Ceramic armor system components for civilian vehicles
Commercial Applications:
• Ceramic orthodontic brackets

Ceradyne Semicon Associates	Industrial Applications:
Lexington, Kentucky(3) Approximately 35,000 square feet	• Ceramic-impregnated dispenser cathodes for microwave tubes, lasers and cathode ray tubes
• Samarium cobalt magnets

Ceradyne Thermo Materials	Defense Applications:
Scottdale and Clarkston, Georgia(4)	• Missile radomes (nose cones)
Approximately 135,000 square feet	Industrial Applications:
• Glass tempering rolls
• Metallurgical tooling
• Castable and other fused silica products
• Crucibles for photovoltaic solar cell applications

(1)	We lease our facility in Costa Mesa, California. The lease for our Costa Mesa facility expires in October 2005. We purchased our Irvine facility in June 2003. We previously leased our Irvine facility with an option to purchase.

(2)	We are in the process of renovating and retrofitting a 115,000 square foot building in Lexington, Kentucky that we purchased in October 2003. We anticipate that it will be put into service in April 2004.

(3)	We own our facility in Lexington, Kentucky, as well as the five-acre property on which our facility is located.

(4)	We lease our facility in Scottdale, Georgia, which is comprised of 88,000 square feet with a lease that expires in 2015. We also lease a facility nearby in Clarkston, Georgia, which is comprised of 47,000 square feet with a lease that expires in May 2009.

ITEM 3.	Legal Proceedings

We are involved in legal proceedings incidental to our business from time to time. There are no material actions currently pending.

ITEM 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2003.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the Nasdaq National Market under the symbol “CRDN.” The following table shows the high and low closing sale prices for our common stock as reported by the Nasdaq National Market during the calendar quarters indicated:

	High	Low
Year Ended December 31, 2002
First Quarter	$12.55	$8.99
Second Quarter	10.52	7.49
Third Quarter	7.68	5.94
Fourth Quarter	7.80	4.86
Year Ended December 31, 2003
First Quarter	10.55	7.76
Second Quarter	18.60	9.05
Third Quarter	28.96	17.62
Fourth Quarter	45.44	24.45

As of February 20, 2004, there were approximately 326 holders of record of our common stock.

We have never declared or paid cash dividends on our common stock and do not plan to pay any cash dividends in the near future. Our current policy is to retain all funds and earnings for use in the operation and expansion of our business.

We did not sell any equity securities during the year ended December 31, 2003 that were not registered under the Securities Act of 1933.

ITEM 6.	Selected Financial Data

The following selected consolidated financial data as of December 31, 1999, 2000 and 2001 and for the years ended December 31, 1999 and 2000 are derived from our audited consolidated financial statements, which are not included in this report. The selected consolidated financial data as of December 31, 2002 and 2003 and for the years ended December 31, 2001, 2002 and 2003 are derived from our audited consolidated financial statements, which are included elsewhere in this report. Our consolidated financial statements as of December 31, 1999, 2000 and 2001 and for the years ended December 31, 1999, 2000 and 2001 were audited by Arthur Andersen LLP, independent public accountants. Our consolidated financial statements as of December 31, 2002 and 2003, and for the years ended December 31, 2002 and 2003 were audited by PricewaterhouseCoopers LLP, independent auditors. Our historical results are not necessarily indicative of the results of operations for future periods. The following data is qualified in its entirety by and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes relating to those statements appearing elsewhere in this report.

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(in thousands, except per share data)
Statement of Income Data
Net sales	$101,473	$61,238	$45,339	$45,930	$30,382
Cost of product sales	72,124	48,157	32,852	33,743	23,674

Gross profit	29,349	13,081	12,487	12,187	6,708
Operating expenses:
Selling	2,440	2,069	2,036	1,605	1,480
General and administrative	7,799	4,963	4,897	4,456	3,400
Research and development	2,111	2,080	1,083	1,252	597

Total operating expenses	12,350	9,112	8,016	7,313	5,477

Income from operations	16,999	3,969	4,471	4,874	1,231
Other income (expense):
Royalty income	151	216	165	148	200
Interest income	136	14	186	209	144
Miscellaneous	34	35	41	—	—
Interest expense	(32)	(102)	(26)	(34)	(16)

Total other income (expense)	289	163	366	323	328

Income before provision (benefit) for income taxes	17,288	4,132	4,837	5,197	1,559
Provision (benefit) for income taxes	6,051	1,447	808	104	(44)

Net income	$11,237	$2,685	$4,029	$5,093	$1,603

Net income per share:
Basic	$1.18	$0.32	$0.48	$0.62	$0.20

Diluted	$1.15	$0.31	$0.46	$0.61	$0.20

Weighted average number of common shares outstanding:
Basic	9,530	8,486	8,345	8,212	8,070
Diluted	9,733	8,759	8,731	8,395	8,189

	As of December 31,
	2003	2002	2001	2000	1999
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$11,462	$350	$1,017	$6,656	$1,407
Short term investments	19,202	—	—	—	—
Working capital	60,519	24,769	22,897	20,883	15,156
Total assets	104,207	55,294	47,951	38,463	32,893
Bank line of credit	—	2,390	—	—	—
Current portion of long-term debt	—	100	100	100	100
Long-term debt, net of current portion	—	58	158	258	358
Stockholders’ equity	$86,777	$43,088	$39,657	$34,989	$29,137

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with “Selected Consolidated Financial Data” and our consolidated financial statements and related notes included in this report. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. We base these statements on assumptions that we consider reasonable. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors including, but not limited to, those discussed in “Risk Factors,” “Forward-Looking Statements” and elsewhere in this report.

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

We conduct our operations primarily in three locations. The following table includes a summary of our products by applications for our three divisions.

DIVISIONS	PRODUCTS

Ceradyne Advanced Ceramic Operations Costa Mesa and Irvine, California

Defense Applications:

•      Lightweight ceramic armor

Industrial Applications:

•      Ceralloy® 147 SRBSN wear parts

•      Semiconductor equipment components

•      Precision ceramics

Automotive/Diesel Applications:

•      Ceralloy® 147 SRBSN automotive/diesel engine parts

•      Ceramic armor system components for civilian vehicles

Commercial Applications:

•      Ceramic orthodontic brackets

Ceradyne Semicon Associates Lexington, Kentucky	Industrial Applications: • Ceramic-impregnated dispenser cathodes for microwave tubes, lasers and cathode ray tubes • Samarium cobalt magnets

Ceradyne Thermo Materials Scottdale and Clarkston, Georgia

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

	Year Ended December 31,
	2003	2002	2001
Defense	64.8%	44.8%	29.5%
Industrial	20.7	33.9	50.1
Automotive/Diesel	5.1	9.7	2.8
Commercial	9.4	11.5	17.6

Total	100.0%	100.0%	100.0%

The principal factor contributing to our recent growth in sales is increased demand by the U.S. military for ceramic body armor that protects soldiers. Recent military conflicts in Afghanistan and Iraq, as well as an increasingly unstable geopolitical climate and the heightened risk of international conflicts, have resulted in increased orders for these products. We expect our shipments of ceramic body armor to be higher in fiscal year 2004 than in 2003. However, unless we are successful in obtaining new contracts for ceramic body armor, our shipments of ceramic body armor may decline materially in 2005 from levels we expect to achieve in 2004. For the next several quarters, and perhaps longer, fluctuations in sales of ceramic body armor are likely to be the biggest factor affecting our sales.

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

Other existing products which we believe could have a significant impact on our growth over the long term include ceramic components for heavy-duty diesel truck engines and ceramic radomes (nose cones) for missiles.

Our largest diesel engine components customer informed us in May 2003 that it will triple the number of our ceramic cam rollers, from six to 18, that it uses in each heavy-duty diesel truck engine. We began shipping these additional components in the fourth quarter of 2003.

In May 2003, the prime government contractor for the PAC-3 (Patriot Advanced Capability) missile selected Ceradyne to manufacture the technical ceramic radome blank, diamond grind the radome blank to precise tolerances and assemble and test the radome components for incorporation on the PAC-3 missile. Previously, the prime contractor made the ceramic radome blank and we performed only the diamond grinding. The prime contractor has and will continue to provide us with funds to purchase most of the equipment and tooling required for this program, which we are installing in 25,000 square feet of the total 47,000 square foot facility that we lease in Clarkston, Georgia. Depending on the level of government funding for this program, we expect revenues from sales of radomes for the PAC-3 missile to increase from our historic levels and to continue for several years, if not longer.

Also in May 2003, we were selected to make radomes for the Arrow Missile. We will manufacture the technical ceramic radome blank, diamond grind the radome blank to precise tolerances and assemble and test the radome components. We expect revenues from the sales of the radomes for this system to begin in 2004 and continue for several years.

Our export sales have varied, representing $5.5 million, or 5.4% of our net sales in 2003, $6.7 million, or 10.9% in 2002, and $7.2 million, or 15.9% in 2001. Our export sales consist primarily of defense related products purchased by U.S. allies, and ceramic glass tempering rolls. We plan to increase our sales efforts in foreign countries, and we currently have sales offices in China and England, as well as commissioned independent sales representatives in other parts of Europe and Asia. All of our export sales are currently denominated in U.S. dollars.

Net Sales. Our net sales consist primarily of revenue from the sale of products, which we recognize when the product is shipped to the customer. In the past we have also received research and development funds from the U.S. government under Small Business Innovation Research grants, and from the Ford Motor Company pursuant to a joint development agreement. These research and development funds, which have been relatively small in amount, have been recognized as revenue as we performed the research and development.

Cost of Product Sales. Our cost of product sales includes the cost of materials, direct labor expenses and manufacturing overhead expenses. Our business requires us to maintain a relatively high fixed manufacturing overhead. As a result, our gross profit, in absolute dollars and as a percentage of net sales, is greatly impacted by our sales volume and the corresponding absorption of fixed manufacturing overhead expenses. Additionally, because many of our products are customized, we are frequently required to devote resources to sustaining engineering expenses, which we also include in cost of product sales and expense as incurred.

Selling Expenses. Our selling expenses consist primarily of salaries and benefits for direct sales and marketing employees, commissions for direct sales employees and for independent sales representatives, trade show expenses, rent for our sales offices, product literature, and travel and entertainment expenses.

General and Administrative Expenses. General and administrative expenses consist primarily of employee salaries and benefits, employee bonuses, which are computed quarterly and accrued in the quarter earned, professional service fees, rent for facilities and expenses for information technology.

Research and Development Expenses. Our research and development expenses consist primarily of employee salaries and benefits, materials and supplies related to ongoing application engineering in response to customer requirements, and the research and development of new materials technology and products. These costs are expensed as incurred.

Results of Operations

The following table sets forth certain income and expense items from our financial statements for the years ended December 31, 2003, 2002 and 2001 expressed as a percentage of net sales.

	Year Ended December 31,
	2003	2002	2001
Net sales	100.0%	100.0%	100.0%
Cost of product sales	71.1	78.6	72.5

Gross profit	28.9	21.4	27.5

Operating expenses:
Selling	2.4	3.4	4.5
General and administrative	7.7	8.1	10.8
Research and development	2.1	3.4	2.4

Income from operations	16.8	6.5	9.9
Other income	0.3	0.3	0.8

Income before provision for taxes on income	17.0	6.7	10.7

Net income	11.1%	4.4%	8.9%

Years Ended December 31, 2003 and 2002

Net Sales. Our net sales for the year ended December 31, 2003 were $101.5 million, an increase of $40.3 million, or 65.7%, from $61.2 million of net sales in the prior year.

Net sales for our Advanced Ceramic Operations division for the year ended December 31, 2003 were $80.5 million, an increase of $33.2 million, or 70.1%, from $47.3 million of net sales in the prior year. The increase in net sales was mainly due to a $32.2 million or 122.8% increase in ceramic armor shipments for defense customers and a $2.0 million increase in shipments of ceramic orthodontic brackets. Sales increases were offset by decreases in other product lines, mainly a $0.5 million decrease in net sales of machined products and a $0.5 million decrease in net sales of automotive/diesel engine components.

Our Semicon Associates division had net sales of $6.9 million for the year ended December 31, 2003, an increase of $0.9 million, or 13.6%, from $6.0 million of sales in the prior year. This increase was mainly due to an increase in customers’ demand for dispenser cathodes, which are used in microwave tubes for radar and satellite communications.

Our Thermo Materials division had net sales of $14.1 million for the year ended December 31, 2003, an increase of $6.2 million, or 79.0%, from $7.9 million of sales in the prior year. The increase in sales was attributable to an increase in demand for ceramic radomes used on the PAC-3 missile, an increase in shipments of ceramic crucibles to accommodate growth in the photo voltaic solar cell industry, and revenue from the construction of the facilities that we will use to manufacture the PAC- 3 missile radomes.

Gross Profit. Our gross profit for the year ended December 31, 2003 was $29.3 million, an increase of $16.2 million, or 124.4%, from $13.1 million in the prior year. As a percentage of net sales, gross profit was 28.9% for the year ended December 31, 2003, as compared to 21.4% of net sales in the prior year.

Our Advanced Ceramic Operations division had gross profit for the year ended December 31, 2003 of $25.4 million, an increase of $14.6 million, or 135.2%, from $10.8 million in the prior year. Gross profit for Advanced Ceramic Operations in 2003 was 31.6% of net sales, as compared to 22.8% of net sales in the prior year. The improvement in gross profit during the year ended December 31, 2003 was a result of increased armor sales, improved absorption of fixed operating expenses, better manufacturing efficiencies, increased productivity and an improved sales mix when compared to last year. Also favorably impacting gross profit margins were higher volumes of parts and higher capacity utilization resulting in economies of scale.

Our Semicon Associates division had gross profit of $1.1 million for the year end December 31, 2003, which was unchanged from the prior year. Gross profit for Semicon Associates for the year end December 31, 2003 was 16.7% of net sales, as compared to 18.7% of net sales in the prior year. The decrease in gross profit as a percentage of net sales was due to a change in sales mix and losses incurred in our magnet products, resulting in lower overall gross profit levels.

Our Thermo Materials division had gross profit of $2.8 million for the year end December 31, 2003, an increase of $1.6 million, or 130.2%, from $1.2 million in the prior year. Gross profit for Thermo Materials for the year end December 31, 2003 was 19.6% of net sales, as compared to 15.2% of net sales in the prior year. The increase was attributable to higher production volume causing better absorption of fixed manufacturing costs. Also, increases in shipments of ceramic radomes with higher gross profit margins contributed to the increases, as did higher shipments of ceramic rolls with higher gross margins and reducing certain process control problems in fused silica products.

Selling Expenses. Selling expenses were $2,440,000 for the year ended December 31, 2003, an increase of $371,000, or 17.9%, from $2,069,000 in the prior year. The increase of $371,000 was due to salary, bonuses, personnel increases, commissions and travel. Selling expenses, as a percentage of net sales, decreased from 3.4% for the year ended December 31, 2002 to 2.4% of net sales for the year ended December 31, 2003 due to the higher levels of net sales in 2003 when compared to 2002.

General and Administrative Expenses. General and administrative expenses were $7.8 million for the year ended December 31, 2003, an increase of $2.8 million, or 57.1%, from $5.0 million in the prior year. Salary, bonuses and personnel increases accounted primarily for the increased expenses. General and administrative expenses, as a percentage of net sales, decreased from 8.1% for the year ended December 31, 2002 to 7.7% for the year ended December 31, 2003 due to the higher levels of net sales in 2003 when compared to 2002.

Research and Development Expenses. Research and development expenses were $2.1 million for the year ended December 31, 2003, which were unchanged from the previous year. Research and development expenses, as a percentage of net sales, decreased from 3.4% for the year ended December 31, 2002 to 2.1% for the year ended December 31, 2003 due to the higher levels of net sales in 2003 when compared to 2002. In both years, the expenses relate to wages for engineering, technicians and production personnel, materials, outside services, small tools and travel.

Other Income. Other income was $321,000 for the year ended December 31, 2003, an increase of $56,000, or 21.1%, from $265,000 in the prior year. Other income includes royalty income, which decreased by $65,000 from the prior year due to lower sales of orthodontic brackets by licensees. Interest income increased by $122,000 due to larger cash balances resulting from the follow-on offering of shares of our common stock in July 2003 and increased net cash flow from operations.

Interest Expense. Interest expense was $32,000 for the year ended December 31, 2003, a decrease of $70,000, or 68.7%, compared to $102,000 in the prior year. Interest expense, as a percentage of sales, was insignificant. This decrease was due to the reduction of borrowings on our line of credit, which was paid in full during the year from part of the proceeds of the follow-on offering completed in July 2003.

Income Taxes. We had a combined federal and state tax rate of 35% for the twelve months ended December 31, 2003, resulting in a provision for taxes of $6.1 million, an increase of $4.7 million, or 318.2%, from $1.4 million in the corresponding prior year. The effective income tax rate was also 35% in 2002.

Years Ended December 31, 2002 and 2001

Net Sales. Our net sales for the year ended December 31, 2002 were $61.2 million, an increase of $15.9 million, or 35.1%, from $45.3 million of net sales in the prior year.

Net sales for our Advanced Ceramic Operations division for the year ended December 31, 2002 were $47.3 million, an increase of $16.3 million, or 52.6%, from $31.0 million of net sales in the prior year. The increase in net sales was mainly due to a $13.8 million or 110.4% increase in ceramic armor shipments for defense customers, a $4.2 million or 457.9% increase in the diesel engine components business compared to the year ago period, and a $1.0 million increase in research and development contracts awarded by the Department of Defense. Sales increases were offset by decreases in other product lines, mainly a $0.9 million decrease in net sales of ceramic orthodontic brackets and a $1.7 million decrease in net sales of industrial wear products.

Our Semicon Associates division had net sales of $6.0 million for the year ended December 31, 2002, a decrease of $1.7 million, or 22.1%, from $7.7 million of sales in the prior year. This decrease was mainly due to a slow down in our customers’ demand for dispenser cathodes, which are used in microwave tubes for radar and satellite communications.

Our Thermo Materials division had net sales of $7.9 million for the year ended December 31, 2002, an increase of $1.3 million, or 19.7%, from $6.6 million of sales in the prior year. The increase in sales was attributable to an increase in demand for fused silica products domestically by the glass, steel and aluminum making industries.

Gross Profit. Our gross profit for the year ended December 31, 2002 was $13.1 million, an increase of $0.6 million, or 4.8%, from $12.5 million in the prior year. As a percentage of net sales, gross profit was 21.4% for the year ended December 31, 2002, as compared to 27.5% of net sales in the prior year.

Our Advanced Ceramic Operations division had gross profit for the year ended December 31, 2002 of $10.8 million, an increase of $1.6 million, or 17.4%, from $9.2 million in the prior year. Gross profit for Advanced Ceramic Operations in 2002 was 22.8% of net sales, as compared to 29.7% of net sales in the prior year. Gross profit as a percentage of sales was negatively impacted by a number of factors, including a $650,000 warranty reserve for SAPI armor plates that was recorded in the second quarter of 2002, declines in net sales of ceramic orthodontic brackets and industrial wear products, as well as a significant increase in net sales of diesel engine components which did not contribute to gross profit margins. Gross margins on diesel components and ceramic body armor in particular were adversely affected by manufacturing and production inefficiencies as production capacities were being increased to meet rising demand for these products.

Our Semicon Associates division had gross profit of $1.1 million for the year end December 31, 2002, a decrease of $1.3 million, or 54.2%, from $2.4 million in the prior year. Gross profit for Semicon Associates for the year end December 31, 2002 was 18.2% of net sales, as compared to 31.2% of net sales in the prior year. The decrease is due to lower plant overhead absorption because of lower sales and production.

Our Thermo Materials division had gross profit of $1.2 million for the year end December 31, 2002, an increase of $0.3 million, or 33.3%, from $0.9 million in the prior year. Gross profit for Thermo Materials for the year end December 31, 2002 was 15.2% of net sales, as compared to 13.6% of net sales in the prior year. The increase was attributable to higher production volume and eliminating certain process control problems in fused silica products. We corrected the process control concern by diligently testing raw materials.

Selling Expenses. Selling expenses were $2,069,000 for the year ended December 31, 2002, an increase of $33,000, or 1.6%, from $2,036,000 in the prior year. Selling expenses, as a percentage of net sales, decreased from 4.5% for the year ended December 31, 2001 to 3.4% of net sales for the year ended December 31, 2002. The increase of $33,000 was due to salary and personnel increases, commissions and travel.

General and Administrative Expenses. General and administrative expenses were $5.0 million for the year ended December 31, 2002, an increase of $0.1 million, or 2.0%, from $4.9 million in the prior year. General and administrative expenses, as a percentage of net sales, decreased from 10.8% for the year ended December 31, 2001 to 8.1% for the year ended December 31, 2002. Salary and personnel increases accounted primarily for the increased expenses.

Research and Development Expenses. Research and development expenses were $2.1 million for the year ended December 31, 2002, an increase of $1.0 million, or 90.9%, from $1.1 million in the prior year. Research and development expenses, as a percentage of net sales, increased from 2.4% for the year ended December 31, 2001 to 3.4% for the year ended December 31, 2002. This increase resulted from our increased investment toward developing future ceramic technology and new products. In both years, the expenses relate to wages for engineering, technicians and production personnel, materials, outside services, small tools and travel.

Other Income. Other income was $265,000 for the year ended December 31, 2002, a decrease of $127,000, or 32.4%, from $392,000 in the prior year. Other income includes royalty income, which increased by $50,000 over the prior year due to greater demand for orthodontic brackets. Interest income decreased by $172,000 due to lower cash balances resulting from increases in inventory levels relating to ceramic armor and diesel engine component product lines while miscellaneous income decreased by $4,000.

Interest Expense. Interest expense was $102,000 for the year ended December 31, 2002, an increase of $76,000, or 292.3%, compared to $26,000 in the prior year. Interest expense, as a percentage of sales, was insignificant. This increase was attributable to higher inventory levels for which we increased borrowing from our line of credit.

Income Taxes. We used a combined federal and state tax rate of 35% for the twelve months ended December 31, 2002, resulting in a provision for taxes of $1.4 million, an increase of $0.6 million, or 75.0%, from $0.8 million in the corresponding prior year. The effective income tax rate of 35% for the year ended December 31, 2002 increased from 17% for the year ended December 31, 2001 as a result of releasing of valuation allowances in the prior year.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations, as well as disclosures included elsewhere in this report are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. Preparing these consolidated financial statements requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingencies. We believe that the critical accounting policies that most impact the consolidated financial statements are as described below. A summary of our significant accounting policies is included in Note 1 to our consolidated financial statements which is included in Item 15 of this Form 10-K.

In applying these policies, estimates and judgments affect the amounts at which accounts receivable and inventory and certain liabilities are recorded and the useful lives of property and equipment. We apply our accounting policies on a consistent basis. As circumstances change, they are considered in our estimates and judgments. Future changes in circumstances could result in changes in amounts at which assets and liabilities are recorded. Future changes could also affect the estimated useful levels of property and equipment, which could result in changes in depreciation expense or write offs or write downs of such assets.

Revenue Recognition. Sales are generally recorded when all of the following have occurred: an agreement of sale exists, product delivery and acceptance has occurred or services have been rendered, and collection is reasonably assured. We are required to make judgments about whether or not collectibility is reasonably assured. We reduce our revenue with reserves for estimated price concessions and sales returns. Allowances, which are recorded at the time revenue is recognized, in accordance with SFAS No, 48, “Revenue Recognition When Right of Return Exists,” are based upon historical price concessions and sales returns.

Accounts Receivable. We review our trade accounts receivables and our estimates of the allowance for doubtful accounts each period. The allowance for doubtful accounts includes our estimate of the amount we expect to be uncollectable on specific accounts and unidentified accounts included in accounts receivable. In estimating the potential losses on specific accounts, we rely on in-house prepared analysis, historical experience and a review of other available information. The amounts we will ultimately realize could differ materially from the amounts assumed in arriving at the allowance for doubtful accounts in the accompanying financial statements.

Inventories. Inventories are valued at the lower of cost (first-in, first-out) or market. The write down of inventory for obsolete items is based on our estimate of the amount considered obsolete based on specific reviews of inventory items. In estimating the allowance, we rely on our knowledge of the industry as well as our current inventory levels. The amounts we will ultimately realize could differ from the estimated amounts. Inventory costs include the cost of material, labor and manufacturing overhead.

Production Tooling. Our production tooling primarily consists of graphite tooling used in the manufacturing and furnace processes. This tooling is being amortized over its estimated useful life of three to nine months.

Warranty Reserve. The U.S. government Defense Logistics Agency (DLA) notified us on March 27, 2002, that three lots of our small arms protective inserts (SAPI) for light weight ceramic armor shipped in January 2002 failed to pass ballistics reverification tests by the government’s designated independent commercial testing laboratory. During the period of December 2001 through March 27, 2002, we had shipped approximately $5.1 million under our existing contract with the DLA. Subsequent to March 27, 2002, the DLA directed the independent testing laboratory to perform reverification testing and $3.4 million of the shipments were not in testing compliance.

When we first were notified of these issues on March 27, 2002, we voluntarily stopped producing our original SAPI design and thereafter actively worked with the government to understand the quality and testing issues and to resolve the status and disposition of the SAPI plates in question. We completed the development of a modified design for our ceramic SAPI armor plates. Independently performed tests by the government’s designated testing laboratory of the modified design were successful and the “first article” (initial production parts) of this modified design was approved in June 2002.

On August 7, 2002, we signed an amendment to our contract with the government for certain of the SAPI plates shipped in December 2001 and the first quarter 2002. The amendment required that we correct or replace at our expense all supplies of the product that did not meet the original contractual requirements. The warranty items were delivered between October 2002 and June 2003. We estimated the cost to rework and upgrade the SAPI plates at approximately $650,000 and set up a warranty reserve in that amount, recorded in the second quarter ended June 30, 2002 against cost of product sales. Upon completion of the cost to rework and upgrade the SAPI plates, there was a remaining warranty reserve amount of $148,000 that was credited to cost of product sales during the second quarter ended June 30, 2003.

Changes in the product warranty accrual for the year ended December 31, 2003 were as follows:

Warranty accrual, January 1, 2003	$596,000
Warranty expenditures	(448,000)
Remaining balance credited to cost of product sales	(148,000)

Warranty accrual, December 31, 2003	$—

Liquidity and Capital Resources

We generally have met our operating and capital requirements with cash flow from operating activities, borrowings under our line of credit, and proceeds from the sale of shares of our common stock.

Our net cash position increased by $11.1 million during the year ended December 31, 2003, compared to a decrease of $667,000 during the year ended December 31, 2002. For the year ended December 31, 2003, cash flow provided by operating activities amounted to $15.4 million. The primary factors contributing to the increase in cash flow from operating activities were net income of $11.2 million, depreciation and amortization of $3.3 million, a $2.7 million reduction of income taxes payable due to the exercise of stock options, and increased levels of accounts payable and accrued expenses that added an aggregate of $7.5 million. These contributions were offset in part by increases in accounts receivable of $7.1 million due to higher amounts of sales over the previous year, and increased levels of inventories, production tooling and prepaid expenses that totaled $2.4 million.

Cash used in investing activities of $31.5 was for capital expenditures of $12.3 million and $19.2 used to purchase marketable securities. A majority of our capital expenditures were for equipment to gain additional capacity and improve operations. Also included in the total capital expenditures was $3.4 million used to purchase a plant in Irvine, California, that we formerly leased and where we produce the ceramic orthodontic brackets and machine grind diesel engine parts, and $2.4 million used to acquire a plant in Lexington, Kentucky that we are now renovating to increase our production capacity for ceramic components for heavy-duty diesel truck engines. We plan to spend an additional $2.6 million in 2004 for renovation costs. We also plan to spend approximately $3.2 million in 2004 to purchase machinery, equipment and furnaces, primarily for the new plant in Kentucky.

Financing activities provided cash of $27.2 million generated from the net proceeds of $27.9 million from the issuance of common stock in our public offering, described below, and $1.4 million in connection with the issuance of common stock upon the exercise of employee stock options under the stock option and stock purchase plans. Cash used in financing activities included $2.4 million used to reduce our bank line of credit and $158,000 used to reduce long-term debt.

Our net cash position decreased by $0.7 million during the twelve months ended December 31, 2002. An important component of this change was our investment of $5.6 million for the purchase of machinery, equipment and leasehold improvements. These capital expenditures served to fund the expansion of production capacity primarily at our Advanced Ceramic Operations division. Cash flow from operations for the year ended December 31, 2002 was $1.9 million. This was due to net income plus depreciation and amortization and deferred taxes offset by changes in operating assets and liabilities of $5.3 million. Inventories and accounts receivable increased by $4.8 million due to the higher volumes of business compared to the year earlier period.

In May 2002, we increased our revolving bank line of credit from $4.0 million to $7.5 million. The bank line of credit balance of $2.4 million at December 31, 2002 was fully repaid in July 2003 with a portion of the net proceeds from our recent public offering described below. We established a new unsecured line of credit with a new bank in August 2003, which expires in August 2005. The amount available under the terms of the new line of credit is $10.0 million and bears interest at 1.75 percentage points in excess of the LIBOR rate for a period selected by Ceradyne. The LIBOR rates for the periods that could be selected ranged from approximately 1.12 percent to 1.46 percent at December 31, 2003. The bank line of credit did not have an outstanding balance at December 31, 2003.

We entered into a $500,000 capital equipment loan agreement during the third quarter of 1999. The term of this loan was 60 months, with a prepayment penalty, and interest accrued at a fixed rate of 8.18%. In July 2003, we repaid the entire balance due with a portion of the net proceeds from our public offering.

During July 2003, we completed a public offering of 1,725,000 newly issued shares of our common stock at a price to the public of $17.50 per share. We received net proceeds of approximately $27.9 million from this offering after deducting offering expenses of $0.5 million and underwriting discounts.

Our cash, cash equivalents and short term investments totaled $30.7 million at December 31, 2003, compared to $350,000 at December 31, 2002. At December 31, 2003, we had working capital of $60.5 million, compared to $24.8 million at December 31, 2002. We believe that our current cash and cash equivalents on hand, cash available from the sale of short term investments, and cash we expect to generate from operations will be sufficient to finance our anticipated capital and operating requirements for at least the next 12 months. We also may utilize cash from time to time to acquire other businesses, technologies or product lines that compliment our existing business, although we have no present commitments or agreements to do so.

The Company’s contractual obligations are for non-cancelable operating leases and are as follows (amounts in thousands):

	Payments Due by Period
	Total	Less than 1 Year	Years 2 - 3	Years 4 - 5	After 5 Years
Total contractual obligations	$4,323,527	$904,322	$1,048,090	$473,798	$1,897,317

Off-Balance Sheet Arrangements

Ceradyne does not have any off-balance sheet arrangements.

New Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities-an interpretation of ARB No. 51. This Interpretation addresses consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics: (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity, and (ii) the equity investors lack an essential characteristic of a controlling financial interest. It applies to all variable interest entities established after January

31, 2003 and is effective July 1, 2003 for any variable interest entity acquired prior to February 1, 2003. The application of FIN 46 did not have a significant impact on the Company’s consolidated financial statements.

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

In May 2003, the FASB issued SFAS No. 150, Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This statement establishes standards for how a company clarifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires a company to classify such instruments as liabilities, whereas they previously may have been classified as equity. SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise was effective July 1, 2003. The application of this statement did not have an impact on the Company’s consolidated financial statements.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

Ceradyne is exposed to market risks related to fluctuations in interest rates on our debt. Currently, we do not utilize interest rate swaps, forward or option contracts on foreign currencies or commodities, or other types of derivative financial instruments. The purpose of the following analysis is to provide a framework to understand our sensitivity to hypothetical changes in interest rates as of December 31, 2003.

As of December 31, 2003, we did not have any debt outstanding. We have an unsecured line of credit with a bank in the amount of $10 million. The bank line of credit interest rate is charged at 1.75 percentage points in excess of the LIBOR rate for a period selected by us. The LIBOR rates for the periods that could be selected ranged from approximately 1.12 percent to 1.46 percent at December 31, 2003.

ITEM 8.	Financial Statements and Supplementary Data

The Consolidated Financial Statements and Supplementary Data commence at page F-1 of this report and an index thereto is included in Part IV, Item 15 of this report.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

ITEM 9A.	Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Ceradyne’s disclosure controls and procedures as of December 31, 2003, pursuant to Rule 13a-15 under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that those disclosure controls and procedures were adequate to ensure that information required to be disclosed in this report is recorded, processed, summarized and reported in a timely basis.

PART III

ITEM 10.	Directors and Executive Officers of Ceradyne

Our executive officers and directors and their ages as of March 1, 2004 are as follows:

Name	Age	Position
Joel P. Moskowitz	65	Chairman of the Board, Chief Executive Officer and President
Earl E. Conabee	66	Vice President and Director of Marketing at Thermo Materials
Jerrold J. Pellizzon	50	Chief Financial Officer, Chief Administrative Officer and Corporate Secretary
David P. Reed	49	Vice President and General Manager of Advanced Ceramic Operations
Bruce Lockhart	41	Vice President and President of Thermo Materials
Jeff Waldal	39	Vice President and President of Semicon Associates
Richard A. Alliegro(1)	73	Director
Eduard Bagdasarian(2)	39	Director
Frank Edelstein(1) (2)	78	Director
Wilford D. Godbold, Jr.(1) (2)	66	Director
Milton L. Lohr(1) (2)	79	Director

(1)	Member of our compensation committee.

(2)	Member of our audit committee.

Joel P. Moskowitz co-founded our predecessor company in 1967. He served as our President from 1974 until January 1987, and has served as our President since September 1987. In addition, Mr. Moskowitz has served as our Chairman of the Board and Chief Executive Officer since 1983. Mr. Moskowitz currently serves on the Board of Trustees of Alfred University. Mr. Moskowitz obtained a B.S. in Ceramic Engineering from Alfred University in 1961 and an M.B.A. from the University of Southern California in 1966.

Earl E. Conabee joined us in July 1985, and has served as a Vice President since June 1986. Mr. Conabee also serves as Director of Marketing for our Thermo Materials division, where he is responsible for the overall marketing and sales effort for fused silica ceramics. Prior to joining us, Mr. Conabee served as General Manager of Ceramatec, a manufacturer of technical ceramics from 1983 to 1985, and as Director of Refinery Operations for Englehard Minerals Corporation from 1973 to 1983. Mr. Conabee obtained a B.S. in Ceramic Engineering from Alfred University in 1960.

Jerrold J. Pellizzon joined us in September 2002 and serves as our Chief Financial Officer, Chief Administrative Officer and Corporate Secretary. Prior to joining us, Mr. Pellizzon was Chief Executive Officer of DrSoy Nutrition, Inc., from 2000 until 2002. From 1994 through 2000, Mr. Pellizzon served as Chief Operating Officer and Chief Financial Officer of Met-Rx Substrate Technologies. From 1984 to 1993, Mr. Pellizzon was Chief Financial Officer for Breton Construction, Inc., and served on their executive committee and board of directors. Prior to 1984, Mr. Pellizzon held executive and management positions at Duke Timber Construction/Tobin Steel Company and was employed as a C.P.A. in public accounting. Mr. Pellizzon obtained his B.S. in Economics from UCLA in 1975.

David P. Reed joined us in November 1983, and has served as a Vice President since January 1988. Mr. Reed is responsible for the operations, finances and marketing of our Costa Mesa, California operations. Prior to joining us, Mr. Reed served as Manager, Process Engineering for the Industrial Ceramic Division of Norton Co. from 1980 to 1983. Mr. Reed obtained a B.S. in Ceramic Engineering from Alfred University in 1976 and an M.S. in Ceramic Engineering from the University of Illinois in 1978.

Bruce Lockhart joined our Thermo Materials division as its President in September of 2001 after 16 years of varied experience in the ceramic industry, the majority of which was with Thermal Ceramics Inc. in Augusta, Georgia. Mr. Lockhart was elected as a Vice President in February 2003. Prior to joining us, Mr. Lockhart’s past experiences included positions as a development engineer, senior R & D engineer, production manager, product marketing manager, and manufacturing manager. Mr. Lockhart received a B.S. in Ceramic Engineering from Clemson University in 1985 and a M.B.A. from Clemson University in 1990.

Jeff Waldal joined our Semicon Associates division in 1995 as a quality manager, and was promoted to manufacturing manager in 1997 and to President of Semicon in 1999. Mr. Waldal was elected as a Vice President in February 2003. He is currently responsible for the operations, finances and marketing at Semicon Associates. Mr. Waldal began his career as senior materials technician at United Technologies – Pratt & Whitney Aircraft. Mr. Waldal was employed for eight years at Ladish Company, Inc. as quality supervisor and quality manager. Mr. Waldal currently serves on the board of directors as Treasurer for Kentucky Manufacturing Assistance Center and is a member of the University of Kentucky College of Engineering Dean’s Advisory Council. Mr. Waldal obtained a degree in Non-Destructive Testing from Hutchinson Technology Institute in 1984, a B.A. in Business Management from the University of Kentucky in 1995, and an M.B.A. from Eastern Kentucky University in 1998.

Richard A. Alliegro has served on our board of directors since 1992. Mr. Alliegro retired from Norton Company in 1990 after 33 years, where his last position was Vice President, Refractories and Wear, for Norton’s Advanced Ceramics operation. He served as President of Lanxide Manufacturing Co., a subsidiary of Lanxide Corporation, from May 1990 to February 1993. Mr. Alliegro currently is the owner of AllTec Consulting, Inc., a ceramic technology consulting firm. Mr. Alliegro obtained B.S. and M.S. degrees in Ceramic Engineering from Alfred University in 1951 and 1952, respectively, and previously served as a member of the Board of Trustees of that university.

Eduard Bagdasarian was appointed to our board of directors on February 25, 2002 to fill the vacancy created by the resignation of Leonard Allenstein. He is Managing Director and Chief Operating Officer of the investment banking firm of Barrington Associates, where he has been employed since 1989. Mr. Bagdasarian chairs Barrington Associates’ Executive Committee and serves on its Board of Directors. Mr. Bagdasarian is a registered General and Financial Principal with the NASD. Mr. Bagdasarian obtained a B.A. degree in Business/Economics from UCLA in 1987.

Frank Edelstein has served on our board of directors since 1984. Mr. Edelstein has been a Vice President of Stone Creek Capital, Inc., an investment banking firm, since November 1986. From 1979 to November 1986, he was Chairman of the Board of International Central Bank & Trust Company, which was acquired by Continental Insurance Co. in July 1983. Mr. Edelstein is currently a director of Arkansas Best Corp. and IHOP Corp. Mr. Edelstein obtained a B.A. degree in Mathematics from NYU in 1948.

Wilford D. Godbold, Jr. has served on our board of directors since July 2000. Mr. Godbold is currently a private investor. From 1982 to 1998, Mr. Godbold was employed by Zero Corporation, a manufacturer of packaging systems for the electronics industry, where he served as Chief Executive Officer and President from 1984 to 1998. From 1966 to 1982, he was engaged in the private practice of law with Gibson Dunn & Crutcher, specializing in mergers and acquisitions, corporate finance and general corporate law. Mr. Godbold holds an A.B. degree in Political Science from Stanford University, and obtained a J.D. from UCLA Law School in 1966. Mr. Godbold is a director of Sempra Energy and K2 Inc.

Milton L. Lohr served on our board of directors from 1986 until early 1988, when he resigned to accept a position as Deputy Undersecretary of Defense for Acquisitions. He held that position until May 1989 and was re-elected to our board of directors in July 1989, and has served on our board of directors since July 1989. Mr. Lohr is currently a partner of L. F. Global Investments, LLC, a San Diego based financial firm with activities in money management funds, venture capital and asset management companies. He served as the first Deputy Undersecretary for Acquisitions in both the Reagan and Bush administrations, with responsibility to assist in overseeing the Department of Defense’s major acquisition programs as well as exercising oversight of international programs and U.S. Arms Control Compliance activities. He also served as U.S. Acquisition Representative to the NATO Conference of National Armament Directors and provided leadership guiding U.S. armament cooperative programs, and in developing and establishing policy initiatives aimed at promoting cooperation on major weapon systems and technology among the NATO Allies. He also served on the Four Power Group with members from the U.K., France, Germany and the United States. Mr. Lohr previously held the position of President of Defense Development Corporation, a defense-related research and development company from 1990 to 1993. Mr. Lohr also held the position of Senior Vice President of Titan Systems, a defense-related research and development company, from 1986 to 1988, and was founder and CEO of Defense Research Corporation, a defense consulting firm, from 1983 to 1986. Mr. Lohr served from 1969 to 1983 as Executive Vice-President of Flight Systems, Inc., a firm engaged in aerospace and electronic warfare systems. Mr. Lohr has over thirty-five years experience in government positions and aerospace and defense management. He served as a panel member on both the President’s Science Advisory Committee (2 years) and the Defense Science Board (15 years), and as a member of the Army Science Board (8 years), as well as other ad hoc government related assignments. Mr. Lohr obtained a B.E. degree in Engineering from USC in 1949 and a M.S. degree from UCLA in 1964.

Directors are elected annually and hold office until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers are appointed by and serve at the discretion of the Board of Directors.

Audit Committee

Ceradyne’s Board of Directors has established a standing audit committee, which is currently comprised of the following directors: Eduard Bagdasarian, Frank Edelstein, Wilford D. Godbold, Jr. and Milton L. Lohr. All members of the audit committee are non-employee directors and satisfy the current standards with respect to independence, financial expertise and experience established by rules of The Nasdaq Stock Market, Inc. Our Board of Directors has determined that Mr. Godbold meets the Securities and Exchange Commission’s definition of “audit committee financial expert.”

Code of Ethics

Ceradyne has not yet adopted a formal, written code of ethics, as such term is defined in Item 406(b) of Regulation S-K under the Securities Exchange Act of 1934. Ceradyne intends to prepare and adopt a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Once adopted, we will file the code of ethics as an exhibit to our Annual Report on Form 10-K, post it on our website, or do both.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires Ceradyne’s directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish Ceradyne with copies of all Section 16(a) forms they file.

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required during the fiscal year ended December 31, 2003, our officers, directors and greater than ten percent beneficial owners complied with all Section 16(a) filing requirements except as follows:

Mr. Richard A. Alliegro filed one late Form 4, reporting late one transaction involving the grant of stock options to him.

Mr. Earl E. Conabee filed two late Form 4’s, reporting late a total of three transactions. One transaction involved the grant of stock options to him and the other two transactions involved the sale of common stock.

Mr. Frank Edelstein filed two late Form 4’s, each reporting late one transaction. One transaction involved a bona fide gift of common stock and one transaction involved the grant of stock options to him.

Mr. Bruce Lockhart filed one late Form 4, reporting late one transaction involving the grant of stock options to him.

Mr. Milton L. Lohr filed one late Form 4, reporting late one transaction involving the grant of stock options to him.

Mr. Joel P. Moskowitz filed two late Form 4’s, reporting late a total of three transactions. One transaction involved the grant of stock options to him, and two transactions involved the sale of common stock.

Mr. Jerrold J. Pellizzon filed one late Form 4, reporting late one transaction involving the grant of stock options to him.

Mr. David P. Reed filed two late Form 4’s, reporting late a total of three transactions. One transaction involved the grant of stock options to him, one transaction involved the exercise of stock options and one transaction involved the sale of common stock.

Mr. Jeff Waldal filed one late Form 4, reporting late one transaction involving the grant of stock options to him.

ITEM 11.	Executive Compensation

Summary Compensation Table

The following table shows certain information concerning the compensation of our Chief Executive Officer and the four other most highly compensated executive officers of Ceradyne whose aggregate compensation for services in all capacities rendered during the year ended December 31, 2003 exceed $100,000 (collectively, the “Named Executive Officers”):

				Long Term Compensation
	Annual Compensation			Securities Underlying Options (# of Shares)
Name and Principal Position	Year	Salary	Bonus
Joel P. Moskowitz	2003	$321,154	$182,244	25,000
Chairman of the Board,	2002	296,462	41,827	—
Chief Executive Officer and President	2001	274,923	48,915	50,000

David P. Reed	2003	177,699	176,642	5,000
Vice President	2002	163,947	41,377	10,000
	2001	151,846	41,985	5,000

Jerrold J. Pellizzon(1)	2003	168,461	101,122	5,000
Vice President and Chief Financial Officer	2002	40,000	17,398	60,000

Earl E. Conabee	2003	124,000	3,591	2,500
Vice President	2002	119,040	—	—
	2001	118,540	—	2,500

Jeff Waldal	2003	93,596	14,060	2,500
Vice President	2002	83,000	20,196	5,000
	2001	82,712	41,999	2,000

(1)	Mr. Pellizzon’s employment with Ceradyne commenced in September 2002.

Option Grants in Last Fiscal Year

The following table sets forth certain information concerning grants of options to each of the Named Executive Officers during the year ended December 31, 2003. In addition, in accordance with the rules and regulations of the Securities and Exchange Commission, the following table sets forth the hypothetical gains or “option spreads” that would exist for the options. Such gains are based on assumed rates of annual compound stock appreciation of 5% and 10% from the date on which the options were granted over the full term of the options. The rates do not represent Ceradyne’s estimate or projection of future common stock prices, and no assurance can be given that any appreciation will occur or that the rates of annual compound stock appreciation assumed for the purposes of the following table will be achieved.

Name	Options Granted (# of Shares)(1)	Percent of Total Options Granted to Employees in Fiscal Year	Exercise Price ($/Share)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(2)
					5% ($)	10% ($)
Joel P. Moskowitz	25,000	22.5%	$23.70	Sept. 9, 2013	$372,620	$944,292
David P. Reed	5,000	4.5%	$23.70	Sept. 9, 2013	$74,524	$188,858
Jerrold J. Pellizzon	5,000	4.5%	$23.70	Sept. 9, 2013	$74,524	$188,858
Earl E. Conabee	2,500	2.3%	$23.70	Sept. 9, 2013	$37,262	$94,429
Jeff Waldal	2,500	2.3%	$23.70	Sept. 9, 2013	$37,262	$94,429

(1)	The per share exercise price of all options granted is the fair market value of Ceradyne’s common stock on the date of the grant. Options have a term of 10 years and generally become exercisable in five equal installments, each of which vests at the end of each year after the grant date. Mr. Moskowitz’ option became fully vested six months after the date of grant.

(2)	The potential realizable value is calculated from the exercise price per share, assuming the market price of Ceradyne’s common stock appreciates in value at the stated percentage rate from the date of grant to the expiration date. Actual gains, if any, are dependent on the future market price of the common stock.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

The following table sets forth certain information regarding option exercises during the year ended December 31, 2003 by the Named Executive Officers, the number of shares covered by both exercisable and unexercisable options as of December 31, 2003 and the value of unexercised in-the-money options held by the Named Executive Officers as of December 31, 2003:

Name	Number of Shares Acquired on Exercise	Value Realized(2)	Number of Securities Underlying Unexercised Options At Fiscal Year End		Value of Unexercised In-the- Money Options at Fiscal Year End(1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Joel P. Moskowitz	—	—	50,000	25,000	$1,368,000	$259,000
David P. Reed	35,500	$1,024,837	37,500	20,000	$1,102,476	$499,739
Jerrold J. Pellizzon	—	—	12,000	53,000	$350,400	$1,453,400
Earl E. Conabee	—	—	3,400	4,800	$95,654	$88,188
Jeff Waldal	16,400	$369,316	1,000	9,100	$27,100	$209,885

(1)	Based upon the closing price of the common stock on December 31, 2003, as reported by the NASDAQ National Market ($34.06 per share).

(2)	Represents the closing sale price of the common stock on the date of exercise, less the exercise price per share, multiplied by the number of shares acquired.

Compensation of Directors

Non-employee directors are paid fees for their services on the Board of Directors in such amounts as are determined from time to time by the Board. Through June 2003, each non-employee director received a fee of $500 per month plus $1,000 for each Board meeting attended. Effective July 2003, the retainer for non-employee directors was increased to $8,000 per year (pro-rated for the balance of 2003), the fee for attendance at Board meetings was left unchanged at $1,000, members of Board committees will now receive a fee of $500 per meeting if not held in conjunction with a full Board meeting and the meeting is either lengthy or requires significant preparation, and the Chairman of the Audit Committee will receive an additional fee of $2,000 per year.

In addition, non-employee directors receive stock options from time-to-time under Ceradyne’s stock option plans. During 2003, options to purchase 5,000 shares were granted to each of Messrs. Alliegro, Edelstein, and Lohr. Each option vests in full six months after the date of the grant, has a term of 10 years, and an exercise price equal to the fair market value of the common stock on the date of the grant.

Compensation Committee Interlocks and Insider Participation

Our Board of Directors has established Compensation and Stock Option Committees. The Compensation Committee’s function is to review and make recommendations to the Board regarding executive officers’ compensation. This committee is composed of Messrs. Alliegro, Edelstein, Godbold and Lohr. The Stock Option Committee administers our stock option plans and approves stock option grants to employees, including executive officers. This committee is composed of Messrs. Moskowitz and Lohr. No member of the Compensation Committee or of the Stock Option Committee is, or ever has been, an employee or officer of the Company except for Joel P. Moskowtiz, who is the Chairman, Chief Executive Officer and President of the Company. No executive officer of the Company serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of the Company’s Board of Directors, Compensation Committee or Stock Option Committee.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table shows information regarding the beneficial ownership of our common stock as of February 27, 2004, and as adjusted to reflect the sale of common stock offered in this offering for:

•	each person (or group of affiliated persons) who is known by us to beneficially own more than 5.0% of our common stock;

•	each of our directors;

•	each of our named executive officers; and

•	all of our directors and executive officers as a group.

Except as otherwise noted, the address of each person listed in the table is c/o Ceradyne, Inc., 3169 Redhill Avenue, Costa Mesa, California 92626. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to shares. To our knowledge, except under applicable community property laws or as otherwise indicated, the persons named in the table have sole voting and sole investment control with respect to all shares beneficially owned. The applicable percentage ownership for each stockholder is based on 10,626,669 shares of common stock outstanding as of February 27, 2004, together with all shares of common stock subject to options exercisable within 60 days following February 27, 2004 for that stockholder. Shares of common stock issuable upon exercise of options and other rights beneficially owned are deemed outstanding for the purpose of computing the percentage ownership of the person holding these options and other rights, but are not deemed outstanding for computing the percentage ownership of any other person.

Name and Address	Common Shares Owned		Options Exercisable Within 60 Days	Beneficial Ownership(1)
				Number	Percent
Joel P. Moskowitz	759,710		75,000	834,710	7.8%
George A. Needham	635,000	(2)	—	635,000	6.0
445 Park Avenue
New York, NY 10022
Needham Investment Management LLC	292,301	(3)	—	292,301	2.8
445 Park Avenue
New York, NY 10022
David P. Reed	1,148		37,500	38,648	*
Jerrold J. Pellizzon	—		12,000	12,000	*
Frank Edelstein	18,400		37,000	55,400	*
Milton L. Lohr	—		37,000	37,000	*
Richard A. Alliegro	—		12,000	12,000	*
Wilford D. Godbold, Jr.	1,000		20,000	21,000	*
Earl E. Conabee	—		3,400	3,400	*
Eduard Bagdasarian	—		20,000	20,000	*
Jeff Waldal	880		1,000	1,880	*
All executive officers and directors as a group (11 persons)	781,138		255,500	1,036,737	9.5%

*	Less than 1% of shares of common stock outstanding.

(1)	This table is based upon information supplied by the executive officers, directors and beneficial stockholders.

(2)	Based on information contained in a statement on Schedule 13D dated January 17, 2003, as filed with the Securities and Exchange Commission, all shares are beneficially owned by Mr. Needham by virtue of his position as Managing General Partner or Manager of the investment partnerships that hold these shares. Mr. Needham is affiliated with Needham & Company, Inc.

(3)	Based on information contained in a statement on Schedule 13G dated January 16, 2003, as filed with the Securities and Exchange Commission, all shares are beneficially owned by Needham Investment Management LLC by virtue of its position as investment adviser to various Needham Funds. Needham Investment Management LLC is affiliated with Needham & Company, Inc.

Additional Equity Compensation Plan Information

The following table provides additional information regarding Ceradyne’s equity compensation plans as of December 31, 2003.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	585,600	$8.80	389,000
Equity compensation plans not approved by security holders	—	—	—
Employee Stock Purchase Plan(2)	N/A	N/A	50,311

Totals	585,600	8.80	439,311

(1)	Includes shares subject to stock options outstanding under our 1994 Stock Incentive Plan and 2003 Stock Incentive Plan, and shares available for additional option grants under the 2003 plan, as of December 31, 2003.

(2)	Includes shares available for issuance under our 1995 employee Stock Purchase Plan as of December 31, 2003.

ITEM 13.	Certain Relationships and Related Transactions

Not applicable.

ITEM 14.	Principal Accountant Fees and Services

Ceradyne’s principal independent accountants during 2002 and 2003 were PricewaterhouseCoopers LLP. Information regarding the aggregate fees billed to Ceradyne for 2002 and 2003 for professional services rendered by PricewaterhouseCoopers LLP is set forth below.

Audit Fees

The aggregate audit fees billed to Ceradyne by PricewaterhouseCoopers LLP were $109,000 for 2002 and $211,000 for 2003. These amounts include fees for professional services rendered in connection with the audit of our consolidated financial statements for each year and reviews of our unaudited consolidated quarterly financial statements, as well as fees related to consents and reports in connection with regulatory filings for those fiscal years.

Audit-Related Fees

The aggregate fees for audit-related services billed to Ceradyne by PricewaterhouseCoopers LLP were $9,000 for 2002. These fees were primarily for professional services rendered in connection with the audit of the Company’s 401(k) plan. PricewaterhouseCoopers LLP did not render any audit-related services for us in 2003.

Tax Fees

The aggregate fees for tax services rendered by PricewaterhouseCoopers LLP were $58,000 for 2002 and $114,000 for 2003. These fees related primarily to tax compliance and advisory services, and the preparation of federal and state tax returns for those years. Included in 2003 fees was $27,800, related primarily to professional services rendered in connection with determination of research and development tax credits.

All Other Fees

Not applicable.

Pre-Approval Policies and Procedures

Ceradyne’s Audit Committee has not yet adopted formal written policies and procedures with respect to the pre-approval of audit and non-audit services to be rendered by Ceradyne’s independent accountants. However, the Audit Committee members are familiar with the pre-approval requirements set forth in Section 10A(i) of the Securities and Exchange Act of 1934 and in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X, and the Audit Committee generally complies with those requirements. All of the services described above under the headings “Audit Fees,” “Audit-Related Fees” and “Tax Fees” were pre-approved by the Audit Committee.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	List of documents filed as part of this report:

Page
(1) Financial Statements:

Report of Independent Auditors	F-1
Consolidated Balance Sheets at December 31, 2003 and 2002	F-3
Consolidated Statements of Income for the Years Ended December 31, 2003, 2002 and 2001	F-4
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2003, 2002 and 2001	F-5
Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001	F-6
Notes to Consolidated Financial Statements	F-7-17

(2) Financial Statement Schedules:

Schedule II — Valuation and Qualifying Accounts	F-17

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements and Notes thereto.

(b)	We filed or furnished the following reports on Form 8-K during the last quarter of the fiscal year ended December 31, 2003:

(1)	On October 14, 2003, we furnished information pursuant to Item 12 of Form 8-K relating to our preliminary results of operations for the third quarter ended September 30, 2003.

(2)	On October 29, 2003, we furnished information pursuant to Item 12 of Form 8-K relating to our results of operations for the third quarter ended September 30, 2003.

(c)	List of Exhibits

3.1	Restated Certificate of Incorporation of Ceradyne, Inc., as filed with the Secretary of State of Delaware on May 25, 1987. Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 10-Q Report for the quarter ended September 30, 2003.

3.2	Certificate of Amendment of Restated Certificate of Incorporation of Ceradyne, Inc., as filed with the Secretary of State of Delaware on July 29, 2003. Incorporated herein by reference to Exhibit 3.2 to the Registrant’s Form 10-Q Report for the quarter ended September 30, 2003.

3.3	Bylaws of Registrant. Incorporated herein by reference to Exhibit 3.2 to the Registrant’s Form 10-Q Report for the period ended June 30, 1996.

3.4	Amendment to Bylaws of Registrant, adopted April 29, 1996. Incorporated herein by reference to Exhibit 3.3 to the Registrant’s Form 10-Q Report for the period ended June 30, 1996.

10.1	Lease between Trico Rents and the Registrant dated March 23, 1984, covering premises located at 235 Paularino Avenue, Costa Mesa, California. Incorporated herein by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 (File No. 2-90821).

10.2	Lease covering premises located at 3169-A Red Hill Avenue, Costa Mesa, California dated October 28, 1985. Incorporated herein by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1985.

10.3	Lease dated March 31, 1986 covering premises located at 3163 Red Hill Avenue, Costa Mesa, California. Incorporated herein by reference to Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1986.

10.4	Lease dated August 5, 1986 covering premises located at 225 Paularino Avenue, Costa Mesa, California. Incorporated herein by reference to Exhibit 10.46 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1986.

10.5	Short-form Memorandum of Lease Assignment dated December 15, 1986, and Lease dated June 23, 1980, covering premises located at 3449 Church Street, Scottdale, Georgia. Incorporated herein by reference to Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1986.

10.6	Joint Development Agreement dated March 28, 1986 between Unitek Corporation and the Registrant, and First and Second Amendments thereto. Incorporated herein by reference to Exhibit 10.52 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1986.

10.7*	Ceradyne, Inc. 1994 Stock Incentive Plan. Incorporated herein by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

10.8*	Amendment No. 1 to the Ceradyne, Inc. 1994 Stock Incentive Plan. Incorporated herein by reference to Exhibit 4.2 to Registrant’s Registration Statement on Form S-8 (File No. 33-61675).

10.9*	Ceradyne, Inc. 1995 Employee Stock Purchase Plan. Incorporated herein by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-8 (File No. 33-61677).

10.10	Amendment No. 2, dated June 5, 1995, to Lease between Trico Rents and the Registrant covering premises located at 235 Paularino Avenue, Costa Mesa, California. Incorporated herein by reference to Exhibit 10.32 to the Registrant’s Registration Statement on Form S-1 (File No. 33-62345).

10.11	Amendment No. 2, dated June 5, 1995, to Lease covering premises located at 3169-A Red Hill Avenue, Costa Mesa, California. Incorporated herein by reference to Exhibit 10.33 to the Registrant’s Registration Statement on Form S-1 (File No. 33-62345).

10.12	Amendment No. 2, dated June 5, 1995, to Lease dated March 31, 1986 covering premises located at 3163 Red Hill Avenue, Costa Mesa, California. Incorporated herein by reference to Exhibit 10.34 to the Registrant’s Registration Statement on Form S-1 (File No. 33-62345).

10.13	Amendment No. 2, dated June 5, 1995, to Lease dated August 5, 1986 covering premises located at 225 Paularino Avenue, Costa Mesa, California. Incorporated herein by reference to Exhibit 10.35 to the Registrant’s Registration Statement on Form S-1 (File No. 33-62345).

10.14*	Amendment No. 2 to the Ceradyne, Inc. 1994 Stock Incentive Plan. Incorporated herein by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

10.15*	Amendment No. 3 to the Ceradyne, Inc. 1994 Stock Incentive Plan. Incorporated herein by reference to Exhibit 4.4 to Registrant’s Registration Statement on Form S-8 (File No. 333-31679).

10.16*	Amendment No. 4 to the Ceradyne, Inc. 1994 Stock Incentive Plan. Incorporated herein by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

10.17*	Amendment No. 5 to the Ceradyne, Inc. 1994 Stock Incentive Plan. Incorporated herein by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

10.18*	Amendment No. 6 to the Ceradyne, Inc. 1994 Stock Incentive Plan. Incorporate herein by reference to Exhibit 4.7 to the Registrant’s Registration Statement on Form S-8 (File No. 333-64094).

10.19*	Amendment No. 1 to the Ceradyne, Inc. 1995 Employee Stock Purchase Plan. Incorporated herein by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-8 (File No. 333-64078).

10.20	Agreement to Extend Lease and Increase Rental Between Ida S. Borochoff and Lance Borochoff as Co-Trustees of the Charles Z. Borochoff Marital Trust created under the Will of Charles Z. Borochoff, as Landland and CERADYNE, INC., as Successor to Thermo Materials Corporation, as Tenant. Incorporated herein by reference to Exhibit 10.33 to the Registrant’s Annual Report on Form 10K for the year ended December 31, 2002.

10.21*	Amendment No. 7 to the Ceradyne, Inc. 1994 Stock Incentive Plan. Incorporated herein by referenced to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.

10.22*	Ceradyne, Inc. 2003 Stock Incentive Plan. Incorporated herein by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form S-3 (File No. 333-105883).

10.23	Lease agreement between California State Teachers’ Retirement System, as Landlord and CERADYNE, INC., as tenant.

10.24*	Form of Indemnification Agreement entered into by Registrant with each of its directors and executive officers.

21.1	Subsidiaries of the Registrant. Incorporated herein by reference to Exhibit 21.1 to the Registrant’s Registration Statement on Form S-3 (File No. 333-105883).

23.1	Consent of Independent Accountants, PricewaterhouseCoopers LLP.

23.2	Note regarding consent of Arthur Andersen LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Each of these exhibits constitutes a management contract, compensatory plan, or arrangement required to be filed as an exhibit to this Report pursuant to Item 15(c) of this Report.

REPORT OF INDEPENDENT AUDITORS

To the Stockholders and Directors of Ceradyne, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) on page 40 present fairly, in all material respects, the financial position of Ceradyne, Inc. and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for each of the two years in the period ended December 31, 2003 listed in the index appearing under Item 15(a)(2) on page 40 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. The financial statements and financial statement schedule of Ceradyne, Inc. for the year ended December 31, 2001, were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements and financial statement schedule in their report dated February 27, 2002.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002.

/s/ PRICEWATERHOUSECOOPERS LLP

Orange County, California

February 20, 2004

CERADYNE, INC.

REPORT OF INDEPENDENT ACCOUNTANTS

This is a conformed copy of the audit report previously issued by Arthur Andersen LLP in connection with Ceradyne, Inc.’s filing on Form 10-K for the year ended December 31, 2001. This audit report has not been reissued by Arthur Andersen LLP in connection with this report. See Exhibit 23.2 for further discussion. Neither the Consolidated Balance Sheets as of December 31, 2000 or December 31, 2001, the Statements of Operations for the years ended December 31, 1999 or December 31, 2000, nor the schedule referred to in this report has been included in the accompanying financial statements.

To Stockholders and Directors of Ceradyne, Inc.:

We have audited the accompanying consolidated balance sheets of Ceradyne, Inc, (a Delaware corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

/s/ Arthur Andersen LLP

Orange County, California

February 27, 2002

CERADYNE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except for share data)

	December 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$11,462	$350
Short term investments	19,202	—
Accounts receivable, net of allowances for doubtful accounts of $112 and $111 in 2003 and 2002, respectively	18,694	11,599
Other receivables	449	271
Inventories, net	16,921	16,107
Production tooling	3,690	3,239
Prepaid expenses and other	3,328	2,200
Deferred tax asset	1,325	1,357

Total current assets	75,071	35,123
Property, plant and equipment, net	27,625	18,660
Goodwill	1,511	1,511

Total assets	$104,207	$55,294

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank line of credit	$—	$2,390
Current maturities of long-term debt	—	100
Accounts payable	10,931	5,441
Accrued expenses	3,621	1,614
Deferred revenue	—	213
Warranty reserve	—	596

Total current liabilities	14,552	10,354
Long-term debt, less current maturities	—	58
Deferred tax liability	2,878	1,794

Total liabilities	17,430	12,206

Commitments and contingencies (Note 4)
Stockholders’ equity:
Common Stock, $.01 par value: 18,000,000 authorized; 10,620,740 and 8,521,034 shares issued and outstanding at December 31, 2003 and 2002, respectively	72,496	40,044
Retained earnings	14,281	3,044

Total stockholders’ equity	86,777	43,088

Total liabilities and stockholders’ equity	$104,207	$55,294

The accompanying notes are an integral part of these consolidated statements.

CERADYNE, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except for per share data)

	Years ended December 31,
	2003	2002	2001
Net sales	$101,473	$61,238	$45,339
Cost of product sales	72,124	48,157	32,852

Gross profit	29,349	13,081	12,487
Operating expenses:
Selling	2,440	2,069	2,036
General and administrative	7,799	4,963	4,897
Research and development	2,111	2,080	1,083

	12,350	9,112	8,016

Operating income	16,999	3,969	4,471

Other income (expense)
Royalty income	151	216	165
Interest income	136	14	186
Miscellaneous	34	35	41
Interest expense	(32)	(102)	(26)

	289	163	366

Income before provision for income taxes	17,288	4,132	4,837
Provision for income taxes	6,051	1,447	808

Net income	$11,237	$2,685	$4,029

Net income per common share:
Basic	$1.18	$0.32	$0.48
Diluted	$1.15	$0.31	$0.46
Shares used in computing per common share amounts:
Basic	9,530	8,486	8,345
Diluted	9,733	8,759	8,731

The accompanying notes are an integral part of these consolidated statements.

CERADYNE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except for share data)

	Common Stock
	Number of Shares	Amount	Retained Earnings (Deficit)	Total Stockholders’ Equity
Balance, December 31, 2000	8,288,142	$38,659	$(3,670)	$34,989
Issuance of common stock for stock plans	60,863	409	—	409
Exercise of stock options	53,700	230	—	230
Net income	—	—	4,029	4,029

Balance, December 31, 2001	8,402,705	39,298	359	39,657
Issuance of common stock for stock plans	51,429	438	—	438
Exercise of stock options	66,900	308	—	308
Net income	—	—	2,685	2,685

Balance, December 31, 2002	8,521,034	40,044	3,044	43,088
Offering of common stock	1,725,000	27,932	—	27,932
Issuance of common stock for stock plans	60,346	421	—	421
Exercise of stock options	314,360	1,434	—	1,434
Tax benefit from exercise of stock options	—	2,665	—	2,665
Net income	—	—	11,237	11,237

Balance, December 31, 2003	10,620,740	$72,496	$14,281	$86,777

The accompanying notes are an integral part of these consolidated statements.

CERADYNE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net income	$11,237	$2,685	$4,029
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,328	2,941	2,485
Deferred income taxes	1,116	1,556	—
Gain on sale of equipment	—	—	(12)
Changes in operating assets and liabilities:
Accounts receivable, net	(7,095)	(3,294)	(2,015)
Other receivables	(178)	(56)	(152)
Inventories, net	(814)	(1,526)	(6,388)
Production tooling	(451)	(350)	(1,234)
Prepaid expenses and other	(1,128)	(511)	(305)
Accounts payable	5,490	80	3,408
Accrued expenses	2,007	(182)	633
Reduction in income taxes payable due to exercise of stock options	2,665	—	—
Deferred revenue	(213)	(57)	270
Warranty reserve	(596)	596	—

Net cash provided by operating activities	15,368	1,882	719
Cash flows from investing activities:
Purchases of property, plant and equipment	(12,293)	(5,585)	(6,965)
Purchases of marketable securities	(19,202)	—	—
Proceeds from sale of equipment	—	—	68

Net cash used in investing activities	(31,495)	(5,585)	(6,897)
Cash flows from financing activities:
Proceeds from common stock offering	28,419	—	—
Costs of common stock offering	(487)	—	—
Proceeds from issuance of common stock for stock plans	421	438	409
Proceeds from issuance of stock due to exercise of stock options	1,434	308	230
Borrowings on (reduction in) bank line of credit	(2,390)	2,390	—
Payments on long-term debt	(158)	(100)	(100)

Net cash provided by financing activities	27,239	3,036	539

Increase (decrease) in cash and cash equivalents	11,112	(667)	(5,639)
Cash and cash equivalents, beginning of period	350	1,017	6,656

Cash and cash equivalents, end of period	$11,462	$350	$1,017

Supplemental disclosures of cash flow information:
Interest paid	$40	$96	$26

Income taxes paid	$2,398	$20	$253

Supplemental schedule of non-cash financing activities:
Fulfillment of 401(k) obligations through the issuance of stock	$205	$249	$259

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

The Company develops, manufactures and markets advanced technical ceramic products and components for defense, industrial, automotive/diesel and commercial applications. Its products are sold to the U.S. government, prime government contractors and large industrial and commercial manufacturers.

b. Cash and Cash Equivalents

The Company considers all highly liquid investments with an initial maturity of three months or less when purchased to be cash equivalents.

c. Short Term Investments

The Company’s short term investments consist of marketable securities, primarily high-grade corporate and government securities. The Company classifies all of its investments as available-for-sale. As of December 31, 2003, the cost approximates fair value.

d. Accounts Receivable, Net

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

e. Inventories, Net

Inventories are valued at the lower of cost (first-in, first-out) or market. The write down of inventory for obsolete items is based on management’s estimate of the amount considered obsolete based on specific reviews of inventory items. In estimating the write down, management relies on its knowledge of the industry as well as its current inventory levels. The amounts the Company will ultimately realize could differ from amounts estimated by management. Inventory costs include the cost of material, labor and manufacturing overhead. The following is a summary of inventories by component:

	December 31,
	2003	2002
Raw materials	$3,781,000	$9,641,000
Work-in-process	9,494,000	5,613,000
Finished goods	3,646,000	853,000

	$16,921,000	$16,107,000

f. Production Tooling

The Company’s production tooling primarily consists of graphite tooling used in the manufacturing and furnace processes. This tooling is being amortized over its estimated useful life of three to nine months.

CERADYNE, INC.

g. Property, Plant and Equipment

Property, plant and equipment consists of the following:

	December 31,
	2003	2002
Land and land improvements	$2,586,000	$422,000
Buildings and improvements	5,581,000	1,857,000
Machinery and equipment	38,322,000	34,431,000
Leasehold improvements	4,840,000	4,386,000
Office equipment	3,958,000	3,418,000
Construction in progress	1,820,000	300,000

	57,107,000	44,814,000
Accumulated depreciation	(29,482,000)	(26,154,000)

	$27,625,000	$18,660,000

Depreciation and amortization of property, plant and equipment are provided using the straight-line method over the following estimated useful lives:

Buildings and improvements	20 years
Machinery and equipment	3 to 12 years
Office equipment	5 years
Leasehold improvements	Shorter of 10 years or the term of lease

Maintenance, repairs and minor renewals are charged to expense as incurred. Repairs and maintenance expense approximated $1,818,000, $1,151,000 and $1,061,000 in 2003, 2002, and 2001, respectively. Additions and improvements are capitalized. When assets are disposed of, the applicable costs and accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is included in the results of operations. Depreciation expense approximated $3,328,000, $2,941,000 and $2,291,000 in 2003, 2002, 2001, respectively.

h. Goodwill

The Goodwill presented on the financial statements primarily resulted from the acquisition of the Company’s Semicon and Thermo Materials divisions. In accordance with SFAS 142, effective January 1, 2002, goodwill is not being amortized, but instead is subject to an annual assessment of impairment or an assessment when circumstances indicate an impairment may exist by applying a fair-value based test. The Company performs its annual assessment of impairment in the fourth quarter of each year.

Goodwill is allocated to three reporting units, which represents the Company’s operating segments. The Company’s reporting units for purposes of applying the provisions of SFAS 142 are: Advanced Ceramics Operations, Semicon Associates, and Thermo Materials. SFAS 142 requires the Company to compare the fair value of the reporting unit to its carrying amount on an annual basis to determine if there is potential impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill and intangible assets within the reporting unit is less than its carrying value. Fair value is determined based on discounted cash flows, market multiples or appraised values as appropriate. At December 31, 2003, the Company did not believe any impairment of goodwill had occurred.

i. Sales Recognition

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

j. Deferred Revenue

In October 2002, Ford Motor Company contributed $217,000 for 2003 to the Joint Product Development Program. The Company amortized this amount to revenue during 2003. In January 2002 and October 2001, Ford also contributed $270,000 for each year and the Company fully amortized these amounts to revenue during 2002 and 2001.

CERADYNE, INC.

k. Net Income Per Share

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

The following is a summary of the number of shares entering into the computation of net income per common and common equivalent share:

	December 31,
	2003	2002	2001
Weighted average number of shares outstanding	9,529,620	8,486,177	8,344,874
Dilutive stock options	203,775	273,281	386,160

Number of shares used in dilutive computation	9,733,395	8,759,458	8,731,034

l. Accounting for Long-Lived Assets

In accordance with SFAS No. 144, long-lived assets and intangible assets with determinate lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates potential impairment by comparing the carrying amount of the asset with the estimated undiscounted future cash flows associated with the use of the asset and its eventual disposition. Should the review indicate that the asset is not recoverable, the Company’s carrying value of the asset would be reduced to its estimated fair value, which is generally measured by future discounted cash flows.

m. Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

n. Engineering and Research

The costs associated with application engineering and internally-funded research are expensed as incurred and are included in cost of product sales or other operating expenses. The Company established a research and development department in 1998 to focus on new materials technology. Costs associated with the research and development department were $2,111,000, $2,080,000 and $1,083,000 for the years ended December 31, 2003, 2002 and 2001, respectively. In addition, the Company continues to engage in application engineering and internally funded research to improve and reduce the cost of products and to develop new products. Costs associated with the engineering department were approximately $1,879,000, $1,531,000, and $497,000 in 2003, 2002 and 2001, respectively, and are included in cost of product sales.

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

CERADYNE, INC.

tax laws. A valuation allowance is established if it is “more likely than not” that all or a portion of the deferred tax asset will not be realized.

q. Stock-Based Compensation

The Company applies the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” in accounting for stock-based compensation; therefore, no compensation expense has been recognized for its fixed stock option plans as options generally are granted at fair market value based upon the closing price on the date immediately preceding the grant date. The Company has adopted the disclosure requirements for SFAS No. 123, “Accounting for Stock-Based Compensation.” On December 31, 2002, the FASB issued SFAS No. 148, “Accounting for Stock Based Compensation-Transition and Disclosure”, which amends SFAS No. 123. SFAS No. 148 requires more prominent and frequent disclosures about the effects of stock-based compensation, which the Company adopted commencing with the year ended December 31, 2002. Accordingly, if compensation expense for the Company’s stock options had been recognized, based upon the fair value of awards granted, the Company’s net income and earnings per share would have been reduced to the following pro forma amounts:

	2003	2002	2001
Net income, as reported	$11,237,000	$2,685,000	$4,029,000
Deduct: total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(435,000)	(222,000)	(644,000)

Pro forma net income	$10,802,000	$2,463,000	$3,385,000

Net income per share:
Basic—as reported	$1.18	$0.32	$0.48
Basic—pro forma	$1.13	$0.29	$0.41
Diluted—as reported	$1.15	$0.31	$0.46
Diluted—pro forma	$1.11	$0.28	$0.39
Weighted average shares outstanding:
Basic	9,529,620	8,486,000	8,345,000
Diluted	9,733,395	8,759,000	8,731,000

The pro forma amounts were estimated using the Black-Scholes option-pricing model with the following assumptions:

	2003	2002	2001
Expected term (years)	7.0	7.0	7.0
Volatility	56.97%	53.99%	64.97%
Annual dividend per share	$0.00	$0.00	$0.00
Risk free interest rate	3.62%	3.97%	4.92%
Weighted-average fair value of options granted	$13.23	$3.50	$2.19

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

r. New Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities-an interpretation of ARB No. 51. This Interpretation addresses consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics: (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, which is provided

CERADYNE, INC.

through other interests that will absorb some or all of the expected losses of the entity, and (ii) the equity investors lack an essential characteristic of a controlling financial interest. It applies to all variable interest entities established after January 31, 2003 and is effective July 1, 2003 for any variable interest entity acquired prior to February 1, 2003. The application of FIN 46 did not have a significant impact on the Company’s consolidated financial statements.

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

In May 2003, the FASB issued SFAS No. 150, Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This statement establishes standards for how a company clarifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires a company to classify such instruments as liabilities, whereas they previously may have been classified as equity. SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise was effective July 1, 2003. The application of this statement did not have an impact on the Company’s consolidated financial statements.

2.	Debt and Bank Borrowing Arrangements

The Company established a new unsecured line of credit with a new bank in August 2003 which expires in August 2005. The amount available under the terms of the new line of credit is $10,000,000 and bears interest at 1.75 percentage points in excess of the LIBOR rate for a period selected by the Company. The LIBOR rates for the periods that could be selected ranged from approximately 1.12 percent to 1.46 percent at December 31, 2003. The bank line of credit did not have an outstanding balance at December 31, 2003.

The Company entered into a $500,000 capital equipment loan agreement with Comerica Bank during the third quarter of 1999. The capital equipment loan bears interest at a fixed interest rate of 8.18%, as of December 31, 2002, and is payable in monthly installments of $8,333 expiring July 2004. This loan was paid in full in July 2003 from the proceeds of a common stock offering.

3.	Income Taxes

The provision (benefit) for income taxes is comprised of the following for the year ended December 31:

	2003	2002	2001
Current	$4,935,000	$(109,000)	$167,000
Deferred	1,116,000	1,556,000	641,000

	$6,051,000	$1,447,000	$808,000

CERADYNE, INC.

The components of the Company’s deferred tax asset (liability) as of December 31, 2003 and 2002 are as follows:

	December 31,
	2003	2002
Current Asset (Liability):
Inventory adjustments	$749,000	$460,000
Vacation accrual	243,000	201,000
Bad debt allowance	48,000	48,000
Accrued payroll	103,000	—
State taxes	182,000	—
Warranty reserve	—	256,000
Net operating loss—carryforwards	—	440,000
Other	—	(48,000)

	$1,325,000	$1,357,000

Noncurrent (Liability) Asset:
Depreciation and amortization	$(3,060,000)	$(2,128,000)
Tax credit carryforwards	—	257,000
Deferred compensation	24,000	—
State taxes	158,000	—
Other	—	77,000

	$(2,878,000)	$(1,794,000)

The effective income tax rate for the years ended December 31, 2003, 2002 and 2001 differs from the Federal statutory income tax rate due to the following items:

	December 31,
	2003	2002	2001
Income before taxes	$17,288,000	$4,132,000	$4,837,000
Provision for income taxes at federal statutory rate (34%)	5,878,000	1,405,000	1,645,000
State income taxes, net of federal benefit	698,000	98,000	235,000
Reduction of valuation allowance	—	—	(1,152,000)
Credits	(456,000)	—	—
Other	(69,000)	(56,000)	81,000

Provision for income taxes	$6,051,000	$1,447,000	$808,000

Effective tax rate	35.00%	35.00%	16.70%

The exercise of stock options represents a tax benefit and has been reflected as a reduction of taxes payable and an increase to the additional paid-in capital account. The benefit recorded was $2,665,000 for the year ended December 31, 2003.

4.	Commitments and Contingencies

a. Operating Lease Obligations

The Company leases certain of its manufacturing facilities under noncancelable operating leases expiring at various dates through October 2015. The Company incurred rental expense under these leases of $1,050,000, $1,096,000, and $792,000 for the years ended 2003, 2002 and 2001, respectively. The approximate minimum rental commitments required under existing noncancelable leases as of December 31, 2003 are as follows:

2004	$904,000
2005	822,000
2006	227,000
2007	234,000
2008	240,000
Thereafter	1,897,000

$4,324,000

CERADYNE, INC.

b. Legal Proceedings

From time to time, the Company is involved in legal proceedings incidental to its business. The Company believes that pending actions, individually and in the aggregate, will not have a material adverse effect on its financial condition, results of operations or cash flows, and that adequate provision has been made for the resolution of such actions and proceedings.

c. Warranty Reserve

The U.S. Government Defense Logistics Agency (DLA) notified the Company on March 27, 2002, that 3 lots of Ceradyne’s small arms protective inserts (SAPI) for light weight ceramic armor shipped in January 2002 failed to pass ballistics reverification tests by the Government’s designated independent commercial testing laboratory. During the period of December 2001 through March 27, 2002, the Company had shipped approximately $5.1 million under its existing contract with the DLA. Subsequent to March 27, 2002, the DLA directed the independent testing laboratory to perform reverification testing and $3.4 million of the shipments were not in testing compliance.

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

On August 7, 2002, the Company signed an amendment to the contract with the Government regarding certain of the SAPI plates shipped in December 2001, and the first quarter 2002. The amendment required that the Company correct or replace at its expense all supplies of the product that did not meet the original contractual requirements. The warranty items were delivered over the period from October 2002 through June 2003. The Company estimated the cost to rework and upgrade the SAPI plates at approximately $650,000 and set up a warranty reserve in that amount, which was recorded in the second quarter ended June 30, 2002 against cost of product sales. Upon completion of the cost to rework and upgrade the SAPI plates, there was a remaining warranty reserve amount of $148,000 that was credited to cost of product sales during the second quarter ended June 30, 2003.

Changes in the product warranty accrual for the year ended December 31, 2003 were as follows:

Warranty accrual, December 31, 2002	$596,000
Warranty expenditures	(448,000)
Remaining balance credited to cost of product sales	(148,000)

Warranty accrual, December 31, 2003	$—

5.	Common Stock Offering

During July 2003, the Company completed a public offering of 1,725,000 newly issued shares of common stock at a price to the public of $17.50 per share. The Company received net proceeds of approximately $27.9 million from this offering after deducting offering expenses of $0.5 million and underwriting discounts.

6.	Disclosure About Segments of Enterprise and Related Information

The Company serves its markets and manages its business through three divisions, each of which has its own manufacturing facilities and administrative and selling functions. The Company’s Advanced Ceramic Operations, located in Costa Mesa and Irvine, California, primarily produces armor and orthodontic products, components for semiconductor equipment, and houses the Company’s SRBSN (Sintered Reaction Bonded Silicon Nitride) research and development activities. The Company’s cathode development and production are handled through its Semicon Associates division

CERADYNE, INC.

located in Lexington, Kentucky. Fused silica products, including missile radomes, are produced at the Company’s Thermo Materials division located in Scottdale and Clarkston, Georgia.

SEGMENT STATEMENT OF OPERATIONS FOR THE YEARS ENDED

DECEMBER 31, 2003, 2002, AND 2001

(amounts in thousands)

	Advanced Ceramic Ops			Semicon Associates			Thermo Materials			Totals
	2003	2002	2001	2003	2002	2001	2003	2002	2001	2003	2002	2001
Revenue from external customers	$80,464	$47,291	$31,026	$6,861	$6,042	$7,709	$14,148	$7,905	$6,604	$101,473	$61,238	$45,339

Depreciation and amortization	$2,474	$2,001	$1,641	$369	$456	$451	$485	$484	$393	$3,328	$2,941	$2,485

Segment income (loss) before provision (benefit) for income taxes	$16,201	$4,132	$3,754	$321	$403	$1,493	$766	$(403)	$(410)	$17,288	$4,132	$4,837

Segment assets	$89,828	$53,423	$35,398	$5,685	$5,897	$6,575	$8,694	$6,659	$5,978	$104,207	$55,294	$47,951

Expenditures for segment assets of PP&E	$11,237	$4,717	$5,746	$224	$241	$384	$832	$627	$835	$12,293	$5,585	$6,965

U.S. net sales (in %)	76%	74%	60%	6%	8%	14%	13%	7%	10%	95%	89%	84%
Foreign net sales (in %)	3%	3%	8%	1%	2%	3%	1%	6%	5%	5%	11%	16%
Total net sales (in %)	79%	77%	68%	7%	10%	17%	14%	13%	15%	100%	100%	100%

The following is revenue by product line for Advanced Ceramic Operations for the years ended:

	December 31,
	2003	2002	2001
Semiconductor	$1,146	$1,314	$1,667
Armor	58,348	26,197	12,446
Orthodontics	9,024	7,061	7,992
Automotive	4,998	5,494	1,270
Other	6,948	7,225	7,651

	$80,464	$47,291	$31,026

One customer accounted for approximately 9%, 12%, and 18% of the net sales for the years ended 2003, 2002 and in 2001, respectively.

7.	Stock Options

The Company has a stock option plan, the 2003 Stock Incentive Plan, and an employee stock purchase plan, the 1995 Employee Stock Purchase Plan.

The Company may sell up to 250,000 shares of stock to its full-time employees under the 1995 Employee Stock Purchase Plan. The Company sold 33,999 shares, 29,347 shares and 21,765 shares in 2003, 2002 and 2001, respectively, under the 1995 Employee Stock Purchase Plan. Employees may purchase shares at the lower of 85 percent of the quoted market value of the shares as determined on the first or last day of the plan year. As of December 31, 2003, the Company has 50,311 shares available under the 1995 Employee Stock Purchase Plan.

The Company was authorized to grant options for up to 1,050,000 shares under its 1994 Stock Incentive Plan. The Company has granted options for 1,196,100 shares and has had cancellations of 154,605 shares through December 31, 2003. The options granted under this plan were granted at an exercise price at or above the fair market value of the Company’s common stock at the date of grant, and generally became exercisable over a five-year period for incentive stock options and six months for nonqualified stock options.

The Company may grant options for up to 500,000 shares under the 2003 Stock Incentive Plan. The Company has granted options for 111,000 shares during 2003. There have been no cancellations associated with this plan through December 31, 2003. Options are granted at or above the fair market value at the date of grant and generally become exercisable over a five-year period for incentive stock options and six months for nonqualified options.

CERADYNE, INC.

A summary of the status of the Company’s stock options at December 31, 2001, 2002 and 2003 and changes during the years then ended is presented in the table and narrative below:

	Shares	Weighted Average Exercise Price
OUTSTANDING, December 31, 2000	597,460	$4.57

Granted	169,500	$6.83
Exercised	(53,700)	(4.00)
Canceled	(7,500)	(4.84)

OUTSTANDING, December 31, 2001	705,760	$5.15

Granted	161,000	$5.91
Exercised	(66,900)	(4.62)
Canceled	(5,000)	(6.31)

OUTSTANDING, December 31, 2002	794,860	$5.29

Granted	111,000	$21.82
Exercised	(314,360)	(4.60)
Canceled	(5,900)	(5.70)

OUTSTANDING, December 31, 2003	585,600	$8.80

Of the 585,600 options outstanding at December 31, 2003, 98,200 have exercise prices between $2.00 and $4.38, with a weighted average exercise price of $3.31, and a weighted average remaining contractual life of five years. The remaining 486,900 options have exercise prices between $4.81 and $23.70, with a weighted average exercise price of $9.91, and a weighted average remaining contractual life of eight years.

8.	Supplemental Retirement Plan

In December 1988 the Board of Directors of the Company approved the adoption of a supplemental retirement plan, the Ceradyne SMART 401(k) Plan (the Plan), in which substantially all employees are eligible to participate after completing 90 days of employment. Participation in the Plan is voluntary. An employee may elect to contribute up to fifteen percent (15% or the maximum deferred tax amount of $13,000 in 2003, whichever is less) of the employee’s pretax compensation as a basic contribution. The Company may contribute any amount which the Board of Directors annually determines appropriate. Company contributions fully vest and are non-forfeitable after the participant has completed five years of service. During the years ended December 31, 2003, 2002 and 2001, the related Company contribution was $205,243, $217,905 and $259,024 respectively.

The Company’s contribution is in the form of shares of its common stock. The number of shares to be contributed is determined by dividing the total Company match for the Plan year by the higher of the market value per share of common stock as of the end of that Plan year (December 31), or the audited book value per share of common stock as of the end of that Plan year. The participants’ cash contributions may be invested, at their discretion, in several funds. The member can elect to allocate the accumulated and future contributions to their accounts among these funds in increments of 10 percent.

The Company has reserved 250,000 shares of its common stock for possible issuance under the Plan. At December 31, 2003, 16,537 shares were available for issuance under the Plan.

CERADYNE, INC.

9.	Quarterly Financial Information (unaudited)

The results by quarter for 2003, 2002 and 2001 are as follows:

Quarter Ending

	March 31, 2001	June 30, 2001	September 30, 2001	December 31, 2001
Net sales	$11,949,000	$11,137,000	$10,178,000	$12,075,000
Gross profit	3,826,000	3,293,000	2,801,000	2,567,000
Net income	1,189,000	1,257,000	658,000	925,000
Basic income per share	$0.14	$0.15	$0.08	$0.10
Diluted income per share	$0.14	$0.15	$0.08	$0.10
Quarter Ending
	March 31, 2002	June 30, 2002	September 30, 2002	December 31, 2002
Net sales	$14,678,000	$14,620,000	$14,300,000	$17,640,000
Gross profit	2,889,000	3,001,000	3,242,000	3,949,000
Net income	579,000	507,000	662,000	937,000
Basic income per share	$0.07	$0.06	$0.08	$0.11
Diluted income per share	$0.07	$0.06	$0.08	$0.11
Quarter Ending
	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003
Net sales	$19,182,000	$22,106,000	$27,043,000	$33,142,000
Gross profit	4,917,000	6,294,000	8,173,000	9,965,000
Net income	1,512,000	2,220,000	3,297,000	4,209,000
Basic income per share	$0.18	$0.26	$0.32	$0.40
Diluted income per share	$0.17	$0.25	$0.31	$0.39

10.	Subsequent Event (unaudited)

On March 9, 2004, the Company’s Board of Directors approved a 3 for 2 stock split of the Company’s common stock in the form of a 50% stock dividend. The stock dividend will be distributed on April 7, 2004 to stockholders of record as of the close of business on March 30, 2004. Common stock shares outstanding, giving retroactive effect to the stock split, at December 31, 2003 and 2002 are approximately 15,931,000 and 12,782,000, respectively (unaudited). Pro forma earnings per common share, giving retroactive effect to the stock split, are as follows:

	December 31, (unaudited)
	2003	2002	2001
Net income per common share
Basic	$0.79	$0.21	$0.32
Diluted	$0.77	$0.20	$0.31

Shares used in computed per common share amounts
Basic	14,295	12,729	12,518
Diluted	14,600	13,139	13,097

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(Amounts in thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
For the Year Ending December 31, 2003:
Allowance for doubtful accounts receivable	$111	$230	$229	$112

For the Year Ending December 31, 2002:
Allowance for doubtful accounts receivable	$101	$67	$57	$111

For the Year Ending December 31, 2001:
Allowance for doubtful accounts receivable	$84	$57	$40	$101

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 10, 2004	CERADYNE, INC.

	By:	/s/ JOEL P. MOSKOWITZ

Joel P. Moskowitz Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ JOEL P. MOSKOWITZ Joel P. Moskowitz	Chairman of the Board, Chief Executive Officer, President and Director (Principal Executive Officer)	March 10, 2004

/s/ JERROLD J. PELLIZZON Jerrold J. Pellizzon	Chief Financial Officer Chief Administrative Officer (Principal Financial and Accounting Officer)	March 10, 2004

/s/ RICHARD A. ALLIEGRO Richard A. Alliegro	Director	March 10, 2004

/s/ EDUARD BAGDASARIAN Eduard Bagdasarian	Director	March 10, 2004

/s/ FRANK EDELSTEIN Frank Edelstein	Director	March 10, 2004

/s/ WILFORD D. GODBOLD, JR. Wilford D. Godbold, Jr.	Director	March 10, 2004

/s/ MILTON L. LOHR Milton L. Lohr	Director	March 10, 2004

EXHIBIT INDEX

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of Ceradyne, Inc., as filed with the Secretary of State of Delaware on May 25, 1987. Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 10-Q Report for the quarter ended September 30, 2003.

3.2	Certificate of Amendment of Restated Certificate of Incorporation of Ceradyne, Inc., as filed with the Secretary of State of Delaware on July 29, 2003. Incorporated herein by reference to Exhibit 3.2 to the Registrant’s Form 10-Q Report for the quarter ended September 30, 2003.

3.3	Bylaws of Registrant. Incorporated herein by reference to Exhibit 3.2 to the Registrant’s Form 10-Q Report for the period ended June 30, 1996.

3.4	Amendment to Bylaws of Registrant, adopted April 29, 1996. Incorporated herein by reference to Exhibit 3.3 to the Registrant’s Form 10-Q Report for the period ended June 30, 1996.

10.1	Lease between Trico Rents and the Registrant dated March 23, 1984, covering premises located at 235 Paularino Avenue, Costa Mesa, California. Incorporated herein by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 (File No. 2-90821).

10.2	Lease covering premises located at 3169-A Red Hill Avenue, Costa Mesa, California dated October 28, 1985. Incorporated herein by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1985.

10.3	Lease dated March 31, 1986 covering premises located at 3163 Red Hill Avenue, Costa Mesa, California. Incorporated herein by reference to Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1986.

10.4	Lease dated August 5, 1986 covering premises located at 225 Paularino Avenue, Costa Mesa, California. Incorporated herein by reference to Exhibit 10.46 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1986.

10.5	Short-form Memorandum of Lease Assignment dated December 15, 1986, and Lease dated June 23, 1980, covering premises located at 3449 Church Street, Scottdale, Georgia. Incorporated herein by reference to Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1986.

10.6	Joint Development Agreement dated March 28, 1986 between Unitek Corporation and the Registrant, and First and Second Amendments thereto. Incorporated herein by reference to Exhibit 10.52 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1986.

10.7*	Ceradyne, Inc. 1994 Stock Incentive Plan. Incorporated herein by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

10.8*	Amendment No. 1 to the Ceradyne, Inc. 1994 Stock Incentive Plan. Incorporated herein by reference to Exhibit 4.2 to Registrant’s Registration Statement on Form S-8 (File No. 33-61675).

10.9*	Ceradyne, Inc. 1995 Employee Stock Purchase Plan. Incorporated herein by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-8 (File No. 33-61677).

10.10	Amendment No. 2, dated June 5, 1995, to Lease between Trico Rents and the Registrant covering premises located at 235 Paularino Avenue, Costa Mesa, California. Incorporated herein by reference to Exhibit 10.32 to the Registrant’s Registration Statement on Form S-1 (File No. 33-62345).

Exhibit No.	Description

10.11	Amendment No. 2, dated June 5, 1995, to Lease covering premises located at 3169-A Red Hill Avenue, Costa Mesa, California. Incorporated herein by reference to Exhibit 10.33 to the Registrant’s Registration Statement on Form S-1 (File No. 33-62345).

10.12	Amendment No. 2, dated June 5, 1995, to Lease dated March 31, 1986 covering premises located at 3163 Red Hill Avenue, Costa Mesa, California. Incorporated herein by reference to Exhibit 10.34 to the Registrant’s Registration Statement on Form S-1 (File No. 33-62345).

10.13	Amendment No. 2, dated June 5, 1995, to Lease dated August 5, 1986 covering premises located at 225 Paularino Avenue, Costa Mesa, California. Incorporated herein by reference to Exhibit 10.35 to the Registrant’s Registration Statement on Form S-1 (File No. 33-62345).

10.14*	Amendment No. 2 to the Ceradyne, Inc. 1994 Stock Incentive Plan. Incorporated herein by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

10.15*	Amendment No. 3 to the Ceradyne, Inc. 1994 Stock Incentive Plan. Incorporated herein by reference to Exhibit 4.4 to Registrant’s Registration Statement on Form S-8 (File No. 333-31679).

10.16*	Amendment No. 4 to the Ceradyne, Inc. 1994 Stock Incentive Plan. Incorporated herein by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

10.17*	Amendment No. 5 to the Ceradyne, Inc. 1994 Stock Incentive Plan. Incorporated herein by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

10.18*	Amendment No. 6 to the Ceradyne, Inc. 1994 Stock Incentive Plan. Incorporate herein by reference to Exhibit 4.7 to the Registrant’s Registration Statement on Form S-8 (File No. 333-64094).

10.19*	Amendment No. 1 to the Ceradyne, Inc. 1995 Employee Stock Purchase Plan. Incorporated herein by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-8 (File No. 333-64078).

10.20	Agreement to Extend Lease and Increase Rental Between Ida S. Borochoff and Lance Borochoff as Co-Trustees of the Charles Z. Borochoff Marital Trust created under the Will of Charles Z. Borochoff, as Landland and CERADYNE, INC., as Successor to Thermo Materials Corporation, as Tenant. Incorporated herein by reference to Exhibit 10.33 to the Registrant’s Annual Report on Form 10K for the year ended December 31, 2002.

10.21*	Amendment No. 7 to the Ceradyne, Inc. 1994 Stock Incentive Plan. Incorporated herein by referenced to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.

10.22*	Ceradyne, Inc. 2003 Stock Incentive Plan. Incorporated herein by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form S-3 (File No. 333-105883).

10.23	Lease agreement between California State Teachers’ Retirement System, as Landlord and CERADYNE, INC., as tenant.

10.24*	Form of Indemnification Agreement entered into by Registrant with each of its directors and executive officers.

21.1	Subsidiaries of the Registrant. Incorporated herein by reference to Exhibit 21.1 to the Registrant’s Registration Statement on Form S-3 (File No. 333-105883).

23.1	Consent of Independent Accountants, PricewaterhouseCoopers LLP.

23.2	Note regarding consent of Arthur Andersen LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Each of these exhibits constitutes a management contract, compensatory plan, or arrangement required to be filed as an exhibit to this Report pursuant to Item 15(c) of this Report.