Form 10-Q
period 2004-03-31
CERADYNE INC
filed 2004-05-10
CIK 18937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

or

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2004
Common Stock, $.01 par value	15,947,654 Shares

Page 1 of 27 Pages

CERADYNE, INC.

CERADYNE, INC.

FORM 10-Q

FOR THE QUARTER ENDED

March 31, 2004

PART I.	FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements

CERADYNE, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS

(Amounts in thousands)

	March 31, 2004 (Unaudited)	December 31, 2003 (a)
CURRENT ASSETS
Cash and cash equivalents	$3,287	$11,462
Short-term investments	27,893	19,202
Accounts receivable, net of allowances for doubtful accounts of approximately $97 and $112 at March 31, 2004 and December 31, 2003, respectively	23,709	18,694
Other receivables	418	449
Inventories, net	18,514	16,921
Production tooling	3,670	3,690
Prepaid expenses and other	3,962	3,328
Deferred tax asset	1,325	1,325

TOTAL CURRENT ASSETS	82,778	75,071

PROPERTY, PLANT & EQUIPMENT, at cost
Land	2,586	2,586
Buildings and improvements	5,582	5,581
Machinery and equipment	41,565	38,322
Leasehold improvements	5,763	4,840
Office equipment	4,171	3,958
Construction in progress	2,674	1,820

	62,341	57,107
Less accumulated depreciation and amortization	(30,435)	(29,482)

	31,906	27,625

GOODWILL	1,511	1,511

TOTAL ASSETS	$116,195	$104,207

(a)	Derived from audited financial statements.

See accompanying condensed notes to Consolidated Financial Statements

CERADYNE, INC.

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY

(Amounts in thousands, except share data)

	March 31, 2004 (Unaudited)	December 31, 2003 (a)
CURRENT LIABILITIES
Accounts payable	13,917	10,931
Accrued expenses	7,542	3,621

TOTAL CURRENT LIABILITIES	21,459	14,552
DEFERRED TAX LIABILITY	2,878	2,878

TOTAL LIABILITIES	24,337	17,430
SHAREHOLDERS’ EQUITY
Common stock, $.01 par value, Authorized—18,000,000 shares, Outstanding—15,947,654 shares and 15,931,110 shares at March 31, 2004 and December 31, 2003, respectively	106	85
Additional paid in capital	72,459	72,411
Retained earnings	19,293	14,281

TOTAL SHAREHOLDERS’ EQUITY	91,858	86,777

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$116,195	$104,207

(a)	Derived from audited financial statements.

See accompanying condensed notes to Consolidated Financial Statements

CERADYNE, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except share data)

	THREE MONTHS ENDED March 31,
	2004	2003
	(Unaudited)
NET SALES	$36,687	$19,182
COST OF PRODUCT SALES	25,034	14,265

Gross profit	11,653	4,917

OPERATING EXPENSES
Selling	711	506
General and administrative	2,607	1,636
Research and development	441	471

	3,759	2,613

Income from operations	7,894	2,304

OTHER INCOME (EXPENSE):
Royalty income	30	30
Interest income	165	3
Interest expense	—	(10)
Miscellaneous	34	(1)

	229	22

Income before provision for income taxes	8,123	2,326
PROVISION FOR INCOME TAXES	3,111	814

NET INCOME	$5,012	$1,512

BASIC INCOME PER SHARE	$0.31	$0.12

DILUTED INCOME PER SHARE	$0.31	$0.11

See accompanying condensed notes to Consolidated Financial Statements

CERADYNE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	THREE MONTHS ENDED MARCH 31,
	2004 (Unaudited)	2003 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$5,012	$1,512
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Depreciation and amortization	953	819
Deferred income taxes	—	809
Change in operating assets and liabilities:
Accounts receivable, net	(5,015)	(3,192)
Other receivables	31	4
Inventories, net	(1,593)	(227)
Production tooling	20	(94)
Prepaid expenses and other	(634)	132
Accounts payable	2,986	1,485
Accrued expenses	3,921	723
Warranty reserve	—	(415)
Deferred revenue	—	(54)
NET CASH PROVIDED BY OPERATING ACTIVITIES	5,681	1,502

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(5,234)	(720)
Purchases of short-term investments	(8,691)	—

NET CASH USED IN INVESTING ACTIVITIES	(13,925)	(720)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock due to exercise of options	69	245
Payments on long-term debt	—	(25)
Reduction in bank line of credit	—	(890)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	69	(670)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(8,175)	112

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	11,462	350

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,287	$462

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$—	$10

Income taxes paid	$36	$12

See accompanying condensed notes to Consolidated Financial Statements

CERADYNE, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2004

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the Consolidated Financial Statements and Notes to Financial Statements included in Ceradyne’s Annual Report on Form 10-K for the year ended December 31, 2003.

2.	Stock-Based Compensation

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

	THREE MONTHS ENDED MARCH 31,
	2004	2003
Net income, as reported	$5,012,000	$1,512,000
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(189,000)	(60,000)

Pro forma net income	$4,823,000	$1,452,000

Net income per share:
Basic—as reported	$0.31	$0.12

Basic—pro forma	$0.30	$0.11

Diluted—as reported	$0.31	$0.11

Diluted—pro forma	$0.30	$0.11

Weighted average shares outstanding:
Basic	15,940,478	12,830,211
Diluted	16,294,705	13,383,491

There were no options granted during the first quarter ended March 31, 2004.

3.	Inventories, net

Inventories are valued at the lower of cost (first in, first out) or market. Inventory costs include the cost of material, labor and manufacturing overhead. The following is a summary of the inventory components as of March 31, 2004 and December 31, 2003 (in thousands):

	MARCH 31, 2004	DECEMBER 31, 2003
Raw Materials	$5,998	$3,781
Work-In-Process	9,394	9,494
Finished Goods	3,122	3,646

Total Inventories	$18,514	$16,921

3.	Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” -an interpretation of ARB No. 51. This Interpretation, as revised in December 2003, addresses consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics: (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity, and (ii) the equity investors lack an essential characteristic of a controlling financial interest. It applies to all variable interest entities established after January 31, 2003 and was effective July 1, 2003 for any variable interest entity acquired prior to February 1, 2003. The application of FIN 46 did not have an impact on the Company’s consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities”. This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. It amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS 149 amends SFAS 133 for decisions made as part of the Derivatives Implementation Group process that effectively required amendments to SFAS 133 in connection with other FASB projects dealing with financial instruments and in connection with implementation issues raised in relation to the application of the definition of a derivative. The application of this statement did not have an impact on the Company’s consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. This statement establishes standards for how a company clarifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires a company to classify such instruments as liabilities, whereas they previously may have been classified as equity. SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise was effective July 1, 2003. The application of this statement did not have an impact on the Company’s consolidated financial statements.

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

The following is a summary of the number of shares used for the computation of net income per common and common equivalent share:

	THREE MONTHS ENDED MARCH 31
	2004	2003
Weighted average number of shares outstanding	15,940,478	12,830,211
Dilutive stock options	354,227	553,280

Number of shares used in diluted computations	16,294,705	13,383,491

The number of shares outstanding and earnings per share have been adjusted to reflect the three-for-two stock split in the form of a 50% stock dividend effective on April 7, 2004. See Note 10.

5.	Line of Credit

The Company entered into a new unsecured bank line of credit during August 2003 which expires in August 2005. The Company may borrow up to $10,000,000 with interest on borrowings charged at 1.75 percentage points in excess of the LIBOR rate for a period selected by the Company. The LIBOR rates for the periods that could be selected ranged from approximately 1.09 percent to 1.35 percent at March 31, 2004. The bank line of credit did not have an outstanding balance at March 31, 2004. Pursuant to the bank line of credit, the Company is subject to certain covenants, which include, among other things, the maintenance of specified minimum amounts of tangible net worth and quick assets to current liabilities ratio. At March 31, 2004, the Company was in compliance with these covenants.

6.	Disclosure About Segments of an Enterprise and Related Information

The Company serves its markets and manages its business through three divisions, each of which has its own manufacturing facilities and administrative and selling functions. The Company’s Advanced Ceramic Operations, located in Costa Mesa and Irvine, California, primarily produces armor and orthodontic products, diesel engine parts, components for semiconductor equipment, and houses the Company’s sintered reaction bonded silicon nitride (SRBSN) research and development activities. The Company’s cathode development and production are handled through its Semicon Associates division located in Lexington, Kentucky. Fused silica products, including missile radomes, are produced at the Company’s Thermo Materials division located in Scottdale and Clarkson, Georgia.

Ceradyne’s facilities and manufacturing structure is summarized in the following table:

FACILITY LOCATION	PRODUCTS

Ceradyne Advanced Ceramic Operations

Costa Mesa and Irvine, California

Approximately 126,000 square feet with an additional 23,500 square feet leased in April 2004 that will be occupied in May 2004

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

Ceradyne Thermo Materials Scottdale and Clarkson, Georgia Approximately 135,000 square feet

Defense Applications:

•      Missile radomes (nose cones)

Industrial Applications:

•      Glass tempering rolls

•      Metallurgical tooling

•      Castable and other fused silica products

•      Crucibles for photovoltaic solar cell applications

(1)	We are in the process of renovating and retrofitting a 115,000 square foot building in Lexington, Kentucky that we purchased in October 2003. We anticipate that it will be put into service by the end of the second quarter 2004.

The financial information for all segments is presented below:

Ceradyne, Inc.

Segment Disclosures

(Amounts in thousands)

Three Months Ended March 31,

	Advanced Ceramic Ops		Semicon Associates		Thermo Materials		Total
	2004	2003	2004	2003	2004	2003	2004	2003
Revenue from External Customers	$30,964	$14,418	$1,842	$1,736	$3,881	$3,028	$36,687	$19,182

Depreciation and Amortization	$725	$586	$97	$117	$131	$116	$953	$819

Segment Income before Provision for Income Taxes	$7,811	$2,052	$144	$173	$168	$101	$8,123	$2,326

Segment Assets	$100,764	$44,209	$5,769	$6,181	$9,662	$7,485	$116,195	$57,875

Expenditures for PP&E	$4,826	$545	$90	$67	$318	$108	$5,234	$720

The following is revenue by product line for Advanced Ceramic Operations for the quarter ended March 31:

	2004	2003
Armor	$23,024	$9,602
Automotive	2,579	882
Orthodontics	2,910	2,044
Industrial	2,451	1,890

	$30,964	$14,418

Ceradyne, Inc.

Segment Disclosures

for Net Sales by Area

Three Months Ended March 31,

	Advanced Ceramic Ops		Semicon Associates		Thermo Materials		Total
	2004	2003	2004	2003	2004	2003	2004	2003
U.S. Net Sales (in %)	79%	73%	4%	8%	7%	11%	90%	92%

Foreign Net Sales (in %)	5%	2%	1%	1%	4%	5%	10%	8%

Total Net Sales (in %)	84%	75%	5%	9%	11%	16%	100%	100%

8.	Legal Proceedings

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

The Company leases certain of its manufacturing facilities under noncancelable operating leases expiring at various dates through October 2015. The Company incurred rental expense under these leases of $225,000 and $236,000 for the three months ended 2004 and 2003, respectively. The approximate minimum rental commitments required under existing noncancelable leases as of March 31, 2004 are as follows:

2004	$679,000
2005	822,000
2006	227,000
2007	234,000
2008	240,000
Thereafter	1,897,000

$4,099,000

10.	Subsequent Event

On March 9, 2004, the Company’s Board of Directors approved a 3-for-2 stock split of the Company’s common stock in the form of a 50% stock dividend. The stock dividend was distributed on April 7, 2004 to stockholders of record as of the close of business on March 30, 2004. All share and per share amounts have been restated to give retroactive effect for the stock split.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Preliminary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains statements which may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934. One generally can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “may,” “will,” “expects,” “intends,” “estimates,” “anticipates,” “plans,” “seeks,” or “continues,” or the negative thereof, or variations thereon, or similar terminology. Forward-looking statements regarding future events and the future performance of the Company involve risks and uncertainties that could cause actual results to differ materially. Reference is made to the risks and uncertainties which are described in Note 8, “Legal Proceedings”, and Note 9, “Commitments and Contingencies”, of Condensed Notes to Consolidated Financial Statements on page 14 of this report, and in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as filed with the Securities and Exchange Commission, under “Item 1-Business”, including the section therein entitled “Risk Factors”, and “Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

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

	Three Months Ended March 31
	2004	2003
Defense	67.1%	57.6%
Industrial	17.9	26.7
Automotive/Diesel	7.0	5.0
Commercial	8.0	10.7

Total	100.0%	100.0%

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

In September 2003, we received a four year indefinite quantity contract from the Department of Defense to supply small arms protective inserts (SAPI) for the U.S. Army. The contract includes a base award for 2004 of approximately $29 million. During October 2003, the Department of Defense exercised an option under this contract for us to supply an additional $14.3 million of SAPI body armor. In April 2004, we received additional orders of ceramic body armor systems totaling $17.2 million from the Department of Defense. We expect our shipments of ceramic body armor to be higher in the second quarter of 2004 than in the first quarter of 2004. We expect that the increase in shipments will continue in 2004 due to the surge orders for the conflict in Iraq and as we complete production on current contracts. For the next several quarters, and perhaps longer, fluctuations in sales of ceramic body armor are likely to be the biggest factor affecting our sales.

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

In May 2003, the prime government contractor for the PAC-3 (Patriot Advanced Capability) missile selected Ceradyne to manufacture the technical ceramic radome blank, diamond grind the radome blank to precise tolerances and assemble and test the radome components for incorporation on the PAC-3 missile. Previously, the prime contractor made the ceramic radome blank and we performed only the diamond grinding. The prime contractor has provided us with funds to purchase most of the equipment and tooling required for this program. Installation of the equipment and tooling, and the leasehold improvements in the 25,000 square foot facility that we leased adjacent to our facility in Scottdale, Georgia, were completed in the first quarter of 2004. Depending on the level of government funding for this program, we expect revenues from sales of radomes for the PAC-3 missile to increase from our historic levels and to continue for several years.

Also in May 2003, we were selected to produce radomes for the Arrow Missile. We will manufacture the technical ceramic radome blank, diamond grind the radome blank to precise tolerances and assemble and test the radome components. We expect revenues from the sales of the radomes for this system to begin in late 2004 and continue for several years.

Other existing products which we believe could have a significant impact on our growth over the long term include ceramic components for heavy-duty diesel truck engines, crucibles for the photovoltaic cell industry and sales of orthodontic brackets.

Our largest diesel engine components customer informed us in May 2003 that it will triple the number of ceramic cam rollers that it uses in each heavy-duty diesel truck engine from six to eighteen. We began to ship these additional components in the fourth quarter of 2003.

Results of Operations for the Three Months Ended March 31, 2004

Reference is made to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, for an analysis and detailed discussion of the Company’s financial condition and results of operations for the period covered by that report.

Net Sales. Our net sales for the three months ended March 31, 2004 were $36.7 million, an increase of $17.5 million, or 91.3%, from $19.2 million of net sales in the corresponding quarter of the prior year.

Net sales for our Advanced Ceramic Operations division for the three months ended March 31, 2004 were $31.0 million, an increase of $16.6 million, or 114.8%, from the $14.4 million in the corresponding quarter of the prior year. The primary reason for this improvement was an increase of $12.1 million, or 126.0%, in net sales of ceramic body armor for defense customers, from the $9.6 million of net sales in the first quarter of 2003. This increase in net sales of lightweight body armor for military personnel was caused by delivery of orders that were received in the fourth quarter 2003 and the first quarter 2004 from the U.S. Department of Defense. Net sales for our orthodontic bracket product line were $2.9 million, an increase of $0.9 million, or 42.3%, from net sales of $2.0 million in the corresponding quarter of the prior year. Net sales for our automotive/diesel component product line were $2.5 million, an increase of $1.6 million, or 177.8%, from the $0.9 million in the corresponding quarter of the prior year. The main source of this increase was due to our largest diesel engine components customer tripling the number of ceramic cam rollers that it uses in each heavy-duty diesel truck engine from six to eighteen. We began to ship these additional components in the fourth quarter of 2003 and that trend continued during the first quarter 2004.

Our Semicon Associates division had net sales for the three months ended March 31, 2004 of $1.8 million, an increase of $100,000, or 6.1%, from the $1.7 million in the corresponding quarter of the prior year. The increase in sales reflects higher shipments of microwave cathodes during the current quarter versus the same quarter last year.

Our Thermo Materials division posted net sales for the three months ended March 31, 2004 of $3.9 million, an increase of $0.9 million, or 28.2%, from the $3.0 million in the corresponding quarter of the prior year. This improvement was due to increases of $500,000 in shipments of fused silica rolls, $200,000 in shipments of crucibles for photovoltaic cells and $150,000 in shipments of defense related products.

Gross Profit. Our gross profit was $11.6 million for the three months ended March 31, 2004, an increase of $6.7 million, or 137.0%, from $4.9 million in the corresponding prior year quarter. As a percentage of net sales, gross profit was 31.8% for the three months ended March 31, 2004, compared to 25.6% for the corresponding prior year period.

Our Advanced Ceramic Operations division posted gross profit of $10.8 million for the three months ended March 31, 2004, an increase of $6.8 million, or 165.0%,

from $4.0 million in the corresponding prior year quarter. As a percentage of net sales, gross profit was 34.6% for the three months ended March 31, 2004, compared to 28.0% for the corresponding prior year period.

The improvement in gross profit during the three months ended March 31, 2004 was a result of an increase in armor and orthodontic bracket sales, an improved sales mix when compared to the same period last year, improved absorption of fixed operating expenses, better manufacturing efficiencies and overall increased productivity.

Other factors contributing to the rise in the gross profit as a percentage of net sales during the first three months of 2004 in our Advanced Ceramic Operations division included improved labor utilization, increased workflow through the production facilities, changes in the design of products and an improved sales mix. We also continued to implement lean manufacturing techniques, such as Demand Flow® Technology in the production of diesel engine components, and we will continue to consider implementing this system, as well as other lean manufacturing techniques, into other product lines.

Our Semicon Associates division had gross profit of $328,000 for the three months ended March 31, 2004, a decrease of $49,000, or 13.0%, compared to $377,000 in the prior year quarter. As a percentage of net sales, gross profit was 17.8% for the three months ended March 31, 2004, compared to 21.7% for the corresponding prior year period. The decrease in gross profit is attributed to charges to cost of product sales for scrap.

Our Thermo Materials division had gross profit of $0.6 million for the three months ended March 31, 2004, an increase of $0.1 million, or 22.6%, compared to $0.5 million in the prior year quarter. As a percentage of net sales, gross profit was 15.7% for the three months ended March 31, 2004, compared to 16.4% for the corresponding prior year period. The increase in gross profit in the first quarter of 2004 was due to the increase in shipments of defense products.

Selling Expenses. Selling expenses were $0.7 million for the three months ended March 31, 2004, an increase of $0.2 million, or 40.0%, from $0.5 million in the corresponding prior year quarter. Selling expenses, as a percentage of net sales, decreased from 2.6% for the three months ended March 31, 2003 to 1.9% of net sales for the three months ended March 31, 2004, primarily due to the increase in net sales and better operating leverage.

General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2004 were $2.6 million, an increase of $1.0 million, or 59.4%, from $1.6 million in the corresponding prior year quarter. General and administrative expenses, as a percentage of net sales, decreased from 8.5% for the three months ended March 31, 2003 to 7.1% of net sales for the three months ended March 31, 2004. For the three months ended March 31, 2004, increases in salary, bonus and personnel expenses caused by increasing levels of sales primarily accounted for the rise in general and administrative expenses.

Research and Development. Research and development expenses for the three months ended March 31, 2004 were $441,000, a decrease of $30,000, or 6.4%,

from $471,000 in the corresponding prior year quarter. The decrease in research and development expenses was primarily caused by research and development personnel charging time to operational projects to meet current sales demands.

Other Income. Other income for the three months ended March 31, 2004 was $229,000, an increase of $197,000, or 615%, from $32,000 in the corresponding prior year period. The major causes for the increase were a $162,000 increase in interest income to $165,000 for the three months ended March 31, 2004 because of higher cash balances.

Interest Expense. There was no interest expense for the three months ended March 31, 2004. This resulted in a decrease of $10,000 compared to the corresponding prior year period. The decrease in interest expense was due to the payoff of all debt from the proceeds of the follow-on offering completed in July 2003.

Income Taxes. We used a combined federal and state tax rate of 38.3% for the three months ended March 31, 2004, resulting in a provision for taxes of $3.1 million, an increase of $2.3 million, or 282.2%, from $0.8 million in the corresponding prior year period. The effective income tax rate was higher in the three months ending March 31, 2004 than the 35% effective income tax rate for the three months ended March 31, 2003 primarily because the manufacturing investment credit expired in California at the end of 2003.

Liquidity and Capital Resources

We generally have met our operating and capital requirements with cash flow from operating activities, borrowings under our bank line of credit, and proceeds from the sale of shares of our common stock.

Our net cash position decreased by $8.2 million during the three months ended March 31, 2004, compared to an increase of $112,000 during the three months ended March 31, 2003. For the three months ended March 31, 2004, cash flow provided by operating activities amounted to $5.7 million. The primary factors contributing to the increase in cash flow from operating activities were net income of $5.0 million, depreciation and amortization of $0.9 million, and increased levels of accounts payable and accrued expenses that added an aggregate of $6.9 million. These contributions were offset in part by increases in accounts receivable of $5.0 million due to higher amounts of sales over the three months ended March 31, 2004, and increased levels of inventories, and prepaid expenses that totaled $2.2 million. Cash used in investing activities of $13.9 million was for capital expenditures of $5.2 million and was used to purchase short-term investments of $8.7 million. A majority of our capital expenditures were for equipment to gain additional capacity and improve operations.

Financing activities provided cash of $69,000 generated from the issuance of common stock upon the exercise of employee stock options under the stock option and stock purchase plans.

We established an unsecured line of credit with a bank in August 2003, which expires in August 2005. The amount available under the terms of the line of credit is $10.0 million and bears interest at 1.75 percentage points in excess of the LIBOR rate for a period selected by Ceradyne. The LIBOR rates for the periods that could be selected ranged from approximately 1.09 percent to 1.35 percent at March 31, 2004. The bank line of credit did not have an outstanding balance at March 31, 2004.

Our cash, cash equivalents and short-term investments totaled $31.2 million at March 31, 2004, compared to $0.5 million at March 31, 2003. At March 31, 2004, we had working capital of $61.3 million, compared to $26.6 million at March 31, 2003. We believe that our current cash and cash equivalents on hand, cash available from the sale of short-term investments, and cash we expect to generate from operations will be sufficient to finance our anticipated capital and operating requirements for at least the next 12 months. We also may utilize cash, and to the extent necessary, borrowings to acquire other businesses, technologies or product lines that complement our existing business, although we have no present commitments or agreements to do so.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risks related to fluctuations in interest rates on its debt. Currently, the Company does not utilize interest rate swaps, forward or option contracts on foreign currencies or commodities, or other types of derivative financial instruments.

As of March 31, 2004, the Company did not have any debt outstanding. It has an unsecured line of credit with a bank in the amount of $10 million. The bank line of credit interest rate is charged at 1.75 percentage points in excess of the LIBOR rate for a period selected by the Company. The LIBOR rates for the periods that could be selected ranged from approximately 1.09 percent to 1.35 percent at March 31, 2004.

Item 4.	Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2004, pursuant to Rule 13a-15 under the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that those disclosure controls and procedures were adequate to ensure that information required to be disclosed in this report is recorded, processed, summarized and reported in a timely basis.

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

(b) Reports on Form 8-K:

On January 6, 2004, the Registrant furnished information pursuant to Item 12 of Form 8-K relating to the Registrant’s unaudited preliminary results for the fourth quarter and twelve months ended December 31, 2003.

On February 26, 2004, the Registrant furnished information pursuant to Item 12 of Form 8-K relating to the Registrant’s results of operations for the fourth quarter and twelve months ended December 31, 2003.

On March 11, 2004, the Registrant furnished information pursuant to Item 9 of Form 8-K relating to Registrant’s announcing a three-for-two stock split.

On April 22, 2004, the Registrant furnished information pursuant to Item 12 of Form 8-K relating to Registrant’s results of operations for the first quarter ended March 31, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CERADYNE, INC.

By:	/s/ Jerrold J. Pellizzon

Jerrold J. Pellizzon Vice President Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: May 10, 2004

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