Form 10-Q
period 2004-06-30
CERADYNE INC
filed 2004-08-09
CIK 18937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value	16,141,888 Shares

Page 1 of 25 Pages

CERADYNE, INC.

CERADYNE, INC.

FORM 10-Q

FOR THE QUARTER ENDED

June 30, 2004

PART I.	FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements

CERADYNE, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS

(Amounts in thousands)

	June 30, 2004	December 31, 2003
	(Unaudited)	(a)
CURRENT ASSETS
Cash and cash equivalents	$3,259	$11,462
Short-term investments	27,890	19,202
Accounts receivable, net of allowances for doubtful accounts of approximately $153 and $112 at June 30, 2004 and December 31, 2003, respectively	23,351	18,694
Other receivables	1,545	449
Inventories, net	22,547	16,921
Production tooling	3,877	3,690
Prepaid expenses and other	5,948	3,328
Deferred tax asset	1,325	1,325

TOTAL CURRENT ASSETS	89,742	75,071

PROPERTY, PLANT & EQUIPMENT, at cost
Land	2,586	2,586
Buildings and improvements	5,588	5,581
Machinery and equipment	46,374	38,322
Leasehold improvements	5,834	4,840
Office equipment	4,558	3,958
Construction in progress	4,834	1,820

	69,774	57,107
Less accumulated depreciation and amortization	(31,428)	(29,482)

	38,346	27,625

GOODWILL	3,321	1,511

TOTAL ASSETS	$131,409	$104,207

(a) Derived from audited financial statements.

(a) See accompanying condensed notes to Consolidated Financial Statements

CERADYNE, INC.

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY

(Amounts in thousands, except share data)

	June 30, 2004	December 31, 2003
	(Unaudited)	(a)
CURRENT LIABILITIES
Accounts payable	17,958	10,931
Accrued expenses	7,921	3,621

TOTAL CURRENT LIABILITIES	25,879	14,552
DEFERRED TAX LIABILITY	2,878	2,878

TOTAL LIABILITIES	28,757	17,430
SHAREHOLDERS’ EQUITY
Common stock, $.01 par value, Authorized - 40,000,000 shares, Outstanding - 16,141,888 shares and 15,931,110 shares at June 30, 2004 and December 31, 2003, respectively	161	159
Additional paid in capital	76,716	72,337
Retained earnings	25,775	14,281

TOTAL SHAREHOLDERS’ EQUITY	102,652	86,777

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$131,409	$104,207

(a)	Derived from audited financial statements.

See accompanying condensed notes to Consolidated Financial Statements

CERADYNE, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except share data)

	THREE MONTHS ENDED June 30,		SIX MONTHS ENDED June 30,
	2004	2003	2004	2003
	(Unaudited)		(Unaudited)
NET SALES	$39,225	$22,106	$75,911	$41,288
COST OF PRODUCT SALES	25,831	15,812	50,865	30,077

Gross profit	13,394	6,294	25,046	11,211

OPERATING EXPENSES
Selling	797	574	1,508	1,080
General and administrative	2,723	1,869	5,330	3,505
Research and development	582	460	1,023	931

	4,102	2,903	7,861	5,516

Income from operations	9,292	3,391	17,185	5,695

OTHER INCOME (EXPENSE):
Royalty income	30	30	60	60
Interest income	171	3	335	6
Interest expense	—	(18)	—	(28)
Miscellaneous	1,013	10	1,048	9

	1,214	25	1,443	47
Income before provision for income taxes	10,506	3,416	18,628	5,742
PROVISION FOR INCOME TAXES	4,024	1,196	7,134	2,010

NET INCOME	$6,482	$2,220	$11,494	$3,732

BASIC INCOME PER SHARE	$0.40	$0.17	$0.72	$0.29

DILUTED INCOME PER SHARE	$0.40	$0.17	$0.71	$0.28

See accompanying condensed notes to Consolidated Financial Statements

CERADYNE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	SIX MONTHS ENDED JUNE 30,
	2004	2003
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$11,494	$3,732
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Depreciation and amortization	1,946	1,647
Deferred income taxes	—	460
Change in operating assets and liabilities, net of acquisition:
Accounts receivable, net	(4,657)	(2,745)
Other receivables	(1,096)	29
Inventories, net	(5,626)	792
Production tooling	(187)	(145)
Prepaid expenses and other	(2,620)	(6)
Accounts payable	7,027	571
Accrued expenses	1,991	1,048
Income taxes payable	2,025	1,026
Tax benefit due to exercise of stock options	1,437	—
Warranty reserve	—	(596)
Deferred revenue	—	(106)

NET CASH PROVIDED BY OPERATING ACTIVITIES	11,734	5,707

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(11,953)	(5,341)
Purchases of short-term investments	(8,688)	—
Acquisition of business	(100)	—

NET CASH USED IN INVESTING ACTIVITIES	(20,741)	(5,341)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock due to exercise of options	442	753
Proceeds from issuance of stock for stock plans	362	—
Payments on long-term debt	—	(50)
Reduction in bank line of credit	—	(775)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	804	(72)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(8,203)	294

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	11,462	350

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,259	$644

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$—	$35

Income taxes paid	$3,673	$517

SUMMARY OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

	SIX MONTHS ENDED JUNE 30,
	2004	2003
	(Unaudited)	(Unaudited)

Issuance of stock in connection with acquisition	$2,140	$—

See accompanying condensed notes to Consolidated Financial Statements

CERADYNE, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2004

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month and the six-month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

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

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2004	2003	2004	2003
Net income, as reported	$6,482,000	$2,220,000	$11,494,000	$3,732,000
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	61,000	47,000	250,000	107,000

Pro forma net income	$6,421,000	$2,173,000	$11,244,000	$3,625,000

Net income per share:
Basic - as reported	$0.40	$0.17	$0.72	$0.29

Basic - pro forma	$0.40	$0.17	$0.72	$0.28

Diluted - as reported	$0.40	$0.17	$0.71	$0.28

Diluted - pro forma	$0.39	$0.16	$0.69	$0.27

Weighted average shares outstanding:
Basic	16,045,527	12,943,350	15,993,003	12,887,093
Diluted	16,307,824	13,386,683	16,255,300	13,330,425

There were no options granted during the first quarter ended March 31, 2004 and options for 62,750 shares were granted in the second quarter ended June 30, 2004.

The pro forma amounts were estimated using the Black-Scholes option-pricing model with the following assumptions:

Six Months Ending June 30, 2004
Expected term (years)	7.0
Volatility	55.20%
Annual dividend per share	$00.00
Risk-free interest rate	4.42%

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

3.	Acquisitions

On May 15, 2004, the Company completed the purchase of the assets and business of Quest Technology, LP, a privately held firm focusing exclusively on the injection molding of technical ceramics. The purchase price for the acquisition was approximately $2.5 million consisting of 71,397 newly issued shares of Ceradyne common stock, cash payments totaling approximately $300,000 and the assumption of certain liabilities. The Company considers this to be an immaterial acquisition.

The purchase price preliminary allocation was estimated to be:

Quest Technology, LP	May 15, 2004
Net tangible assets	$714,000
Goodwill	1,810,000

Total purchase price	$2,524,000

In accordance with Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations”, the new intangible asset balance will be allocated between identifiable intangible assets and remaining goodwill. Goodwill will not be amortized but is subject to an ongoing assessment for impairment. The determination of the fair value of assets and liabilities as well as the identification of other intangible assets is continuing, and the final allocation may be significantly different.

4.	Inventories, net

Inventories are valued at the lower of cost (first in, first out) or market. Inventory costs include the cost of material, labor and manufacturing overhead. The following is a summary of the inventory components as of June 30, 2004 and December 31, 2003 (in thousands):

	JUNE 30, 2004	DECEMBER 31, 2003
Raw Materials	$9,520	$3,781
Work-In-Process	9,629	9,494
Finished Goods	3,398	3,646
Total Inventories	$22,547	$16,921

5.	Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities”-an interpretation of ARB No. 51. This Interpretation, as revised in December 2003, addresses consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics: (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity, and (ii) the equity investors lack an essential characteristic of a controlling financial interest. It applies to all variable interest entities established after January 31, 2003 and was effective July 1, 2003 for any variable interest entity acquired prior to February 1, 2003. The application of FIN 46 did not have an impact on the Company’s consolidated financial statements.

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

6.	Net Income Per Share

Basic net income per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding. Diluted net income per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding plus the effect of any dilutive stock options using the treasury stock method.

The following is a summary of the number of shares used for the computation of net income per common and common equivalent share:

	THREE MONTHS ENDED JUNE 30		SIX MONTHS ENDED JUNE 30
	2004	2003	2004	2003
Weighted average number of shares outstanding	16,045,527	12,943,350	15,993,003	12,887,093
Dilutive stock options	262,297	443,333	262,297	443,332

Number of shares used in diluted computations	16,307,824	13,386,683	16,255,300	13,330,425

The number of shares outstanding and earnings per share have been adjusted to reflect the three-for-two stock split in the form of a 50% stock dividend effective on April 7, 2004.

7.	Line of Credit

The Company entered into a new unsecured bank line of credit during August 2003 which expires in August 2005. The Company may borrow up to $10,000,000 with interest on borrowings charged at 1.75 percentage points in excess of the LIBOR rate for a period selected by the Company. The LIBOR rates for the periods that could be selected ranged from approximately 1.37 percent to 2.46 percent at June 30, 2004. The bank line of credit did not have an outstanding balance at June 30, 2004. Pursuant to the bank line of credit, the Company is subject to certain covenants, which include, among other things, the maintenance of specified minimum amounts of tangible net worth and quick assets to current liabilities ratio. At June 30, 2004, the Company was in compliance with these covenants.

8.	Disclosure About Segments of an Enterprise and Related Information

The Company serves its markets and manages its business through three divisions, each of which has its own manufacturing facilities and administrative and selling functions. The Company’s Advanced Ceramic Operations, located in Costa Mesa, Irvine, and San Diego, California and Lexington, Kentucky, primarily produces armor and orthodontic products, diesel engine parts, components for semiconductor equipment, and houses the Company’s sintered reaction bonded silicon nitride (SRBSN) research and development activities. The Company’s cathode development and production are handled through its Semicon Associates division located in Lexington, Kentucky. Fused silica products, including missile radomes, are produced at the Company’s Thermo Materials division located in Scottdale and Clarkson, Georgia.

Ceradyne’s facilities and manufacturing structure is summarized in the following table:

FACILITY LOCATION	PRODUCTS

Ceradyne Advanced Ceramic Operations	Defense Applications:
Costa Mesa, Irvine and San Diego, California	•	Lightweight ceramic armor
Approximately 159,250 square feet Lexington, Kentucky Approximately 115,000 square feet	Industrial Applications:
	•	Ceralloy® 147 SRBSN wear parts
	•	Semiconductor equipment components
	•	Precision ceramics

Automotive/Diesel Applications:
	•	Ceralloy® 147 SRBSN automotive/diesel engine parts
	•	Ceramic armor system components for civilian vehicles

Commercial Applications:
	•	Orthodontic ceramic brackets

Ceradyne Semicon Associates	Industrial Applications:
Lexington, Kentucky Approximately 35,000 square feet	•	Ceramic-impregnated dispenser cathodes for microwave tubes, lasers and cathode ray tubes
	•	Samarium cobalt magnets

Ceradyne Thermo Materials	Defense Applications:
Scottdale and Clarkson, Georgia	•	Missile radomes (nose cones)
Approximately 135,000 square feet	Industrial Applications:
	•	Glass tempering rolls
	•	Metallurgical tooling
	•	Castable and other fused silica products
	•	Crucibles for photovoltaic solar cell applications

The financial information for all segments is presented below:

Ceradyne, Inc.

Segment Disclosures

(Amounts in thousands)

Three Months Ended June 30,

	Advanced Ceramic Ops		Semicon Associates		Thermo Materials		Total
	2004	2003	2004	2003	2004	2003	2004	2003
Revenue from External Customers	$34,070	$17,811	$2,074	$1,880	$3,081	$2,415	$39,225	$22,106

Depreciation and Amortization	$762	$591	$99	$117	$132	$120	$993	$828

Segment Income before Provision for Income Taxes	$10,184	$3,161	$171	$133	$151	$122	$10,506	$3,416

Segment Assets	$31,698	$22,544	$2,213	$2,124	$4,435	$2,957	$38,346	$27,625

Expenditures for PP&E	$5,820	$4,404	$190	$39	$1,423	$178	$7,433	$4,621

The following is revenue by product line for Advanced Ceramic Operations for the quarter ended June 30:

	2004	2003
Armor	$26,030	$12,518
Automotive	2,414	960
Orthodontics	2,371	2,108
Industrial	3,255	2,225

	$34,070	$17,811

Six Months Ended June 30,

	Advanced Ceramic Ops		Semicon Associates		Thermo Materials		TOTAL
	2004	2003	2004	2003	2004	2003	2004	2003
Revenue from External Customers	$65,033	$32,229	$3,916	$3,616	$6,962	$5,443	$75,911	$41,288

Depreciation and Amortization	$1,487	$1,177	$196	$234	$263	$236	$1,946	$1,647

Segment Income before Provision for Income Taxes	$17,994	$5,213	$315	$306	$319	$223	$18,628	$5,742

Expenditures for PP&E	$10,642	$4,949	$285	$105	$1,740	$287	$12,667	$5,341

The following is revenue by product line for Advanced Ceramic Operations for the six months ended June 30:

	2004	2003
Armor	$49,053	$22,120
Automotive	4,887	1,842
Orthodontics	5,280	4,152
Industrial	5,813	4,115

	$65,033	$32,229

Three Months Ended June 30,

	Advanced Ceramic Ops		Semicon Associates		Thermo Materials		Total
	2004	2003	2004	2003	2004	2003	2004	2003
U.S. Net Sales (in %)	81%	78%	4%	7%	5%	6%	90%	91%

Foreign Net Sales (in %)	6%	3%	1%	1%	3%	5%	10%	9%

Total Net Sales (in %)	87%	81%	5%	8%	8%	11%	100%	100%

Six Months Ended June 30,

	Advanced Ceramic Ops		Semicon Associates		Thermo Materials		Total
	2004	2003	2004	2003	2004	2003	2004	2003
U.S. Net Sales (in %)	80%	76%	4%	7%	6%	8%	90%	91%

Foreign Net Sales (in %)	6%	2%	1%	2%	3%	5%	10%	9%

Total Net Sales (in %)	86%	78%	5%	9%	9%	13%	100%	100%

9.	Legal Proceedings

From time to time, the Company is involved in legal proceedings incidental to its business. The Company believes that pending actions, individually and in the aggregate, will not have a material adverse effect on its financial condition, results of operations or cash flows, and that adequate provision has been made for the resolution of such actions and proceedings.

10.	Commitments and Contingencies

The Company leases certain of its manufacturing facilities under noncancelable operating leases expiring at various dates through October 2015. The Company incurred rental expense under these leases of $253,000 and $236,000 for the three months ended 2004 and 2003, respectively. The approximate minimum rental commitments required under existing noncancelable leases as of June 30, 2004 are as follows:

2004	$501,000
2005	821,000
2006	227,000
2007	234,000
2008	240,000
Thereafter	1,897,000

$3,920,000

On June 30, 2004, the Company announced that it had signed a definitive agreement to acquire ESK Ceramics (ESK), a German-based industrial technical ceramic manufacturer, for approximately 111.4 million Euros, or approximately $136 million, in cash at closing. The purchase price will be financed using existing cash and debt from a new credit facility of $160 million to be provided by a syndicate of banks. It is anticipated that the transaction will close in the third quarter of 2004.

11.	Foreign Exchange Transactions

As of June 30, 2004, the Company had a forward exchange contract outstanding totaling approximately $66.0 million exchangeable into 55.0 million Euros. This contract was opened in connection with the pending purchase of ESK Ceramics and matured within one month at which time it was rolled forward for two additional weeks. The fair market value of the contract was $1.0 million at June 30, 2004, the amount of the unrealized gain. This amount was included in other receivables on the Company’s Balance Sheet at June 30, 2004 and the unrealized gain was recorded as miscellaneous income on the Company’s Income Statement as of June 30, 2004. During the month of July 2004, the Company purchased additional forward exchange contracts for $43.2 million exchangeable into 40.0 million Euros.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Preliminary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains statements which may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934. One generally can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “may,” “will,” “expects,” “intends,” “estimates,” “anticipates,” “plans,” “seeks,” or “continues,” or the negative thereof, or variations thereon, or similar terminology. Forward-looking statements regarding future events and the future performance of the Company involve risks and uncertainties that could cause actual results to differ materially. Reference is made to the risks and uncertainties which are described in Note 9, “Legal Proceedings”, and Note 10, “Commitments and Contingencies”, of Condensed Notes to Consolidated Financial Statements on page 13 of this report, and in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as filed with the Securities and Exchange Commission, under “Item 1-Business”, including the section therein entitled “Risk Factors”, and “Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

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

	Six Months Ended June 30
	2004	2003
Defense	64.7%	58.9%
Industrial	21.5	26.2
Automotive/Diesel	6.8	4.8
Commercial	7.0	10.1

Total	100.0%	100.0%

The continuing primary factor contributing to our recent growth in sales has been the increased demand by the U.S. military for ceramic body armor that protects soldiers. Recent military conflicts in Afghanistan and Iraq, as well as an increasingly unstable geopolitical climate and the heightened risk of international conflicts, have resulted in increased orders for these products. The U.S. military has increasingly demanded that the modern soldier be equipped with ceramic body armor. As a result of this, we have received a number of surge orders for the manufacture of ceramic body armor. In September 2003, we received a four year indefinite quantity contract from the Department of Defense to supply small arms protective inserts (SAPI) for the U.S. Army. The contract includes a base award for 2004 of approximately $29 million. During October 2003, the Department of Defense exercised an option under this contract for us to supply an additional $14.3 million of SAPI body armor. In April 2004, we received additional orders of ceramic body armor systems totaling $17.2 million from the Department of Defense. We expect our shipments of ceramic body armor to be higher in the third quarter of 2004 than in the second quarter of 2004. We expect that the increase in shipments will continue in 2004 due to the surge orders for the conflict in Iraq and as we complete production on current contracts. For the next several quarters, and perhaps longer, fluctuations in sales of ceramic body armor are likely to be the biggest factor affecting our sales.

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

Other existing products, which we believe could have a significant impact on our growth over the long term, include ceramic components for heavy-duty diesel truck engines, crucibles for the photovoltaic cell industry and sales of orthodontic brackets.

Our largest diesel engine components customer informed us in May 2003 that it will triple the number of ceramic cam rollers that it uses in each heavy-duty diesel truck engine from six to eighteen. We began to ship these additional components in the fourth quarter of 2003.

Results of Operations for the Three and Six Months Ended June 30, 2004

Reference is made to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, for an analysis and detailed discussion of the Company’s financial condition and results of operations for the period covered by that report.

Net Sales. Our net sales for the three months ended June 30, 2004 were $39.2 million, an increase of $17.1 million, or 77.4%, from $22.1 million of net sales in the corresponding quarter of the prior year. Net sales for the six months ended June 30, 2004 were $75.9 million, an increase of $34.6 million, or 83.9%, from $41.3 million of net sales in the corresponding period of the prior year.

Net sales for our Advanced Ceramic Operations division for the three months ended June 30, 2004 were $34.1 million, an increase of $16.3 million, or 91.3%, from the $17.8 million in the corresponding quarter of the prior year. The primary reason for this improvement was an increase of $12.3 million, or 98.4%, in net sales of ceramic body armor for defense customers, from the $12.5 million of net sales in the second quarter of 2003. This increase in net sales of lightweight body armor for military personnel was caused by delivery of orders that were received in the first quarter 2004 from the U.S. Department of Defense. Net sales for our orthodontic brackets product line were $2.4 million, an increase of $263,000, or 12.5%, from net sales of $2.1 million in the corresponding quarter of the prior year. Net sales for our automotive/diesel component product line were $2.4 million, an increase of $1.4 million, or 151.7%, from the $1.0 million in the corresponding quarter of the prior year.

For the six month period ended June 30, 2004, net sales for our Advanced Ceramic Operations were $65.0 million, an increase of $32.8 million, or 101.8%, from the $32.2 million in the first six months of 2003. These results were mainly due to an increase of $24.4 million, or 110.4%, in shipments of armor products, from the $22.1 million of net sales in the first six months of 2003. Net sales for our orthodontic brackets product line were $5.3 million, an increase of $1.1 million, or 27.1%, from net sales of $4.2 million in the first six months of 2003. Net sales for our automotive/diesel component product line were $4.9 million, an increase of $3.1 million, or 165.5%, from the $1.8 million in the corresponding period of the prior year.

Our Semicon Associates division had net sales for the three months ended June 30, 2004 of $2.1 million, an increase of $0.2 million, or 10.3%, from the $1.9 million in the corresponding quarter of the prior year. The increase in sales reflects higher shipments of microwave cathodes during the current quarter versus the same quarter last year. For the six month period ended June 30, 2004, net sales for the Semicon Associates division amounted to $3.9 million, an increase of $0.3 million, or 8.3%, from the $3.6 million in the first six months of 2003. Increases in sales of microwave cathodes accounted for this increase.

Our Thermo Materials division posted net sales for the three months ended June 30, 2004 of $3.1 million, an increase of $0.7 million, or 27.6%, from the $2.4 million in the corresponding quarter of the prior year. This improvement was mainly due to the increase in shipments of defense products and growth in shipments of ceramic crucibles. For the six month period ended June 30, 2004, net sales for the Thermo Materials division amounted to $6.9 million, an increase of $1.5 million, or 27.9%, from the $5.4 million in the first six months of 2003. During the six months ended June 30, 2004, completion of defense contracts contributed $350,000 to the increase of net sales over the corresponding prior six months ended June 30, 2003, while an increase in sales of rolls and crucibles added another $1.1 million to the increase in net sales.

Gross Profit. Our gross profit was $13.4 million for the three months ended June 30, 2004, an increase of $7.1 million, or 112.8%, from $6.3 million in the corresponding prior year quarter. As a percentage of net sales, gross profit was 34.1% for the three months ended June 30, 2004, compared to 28.5% for the corresponding prior year period.

For the six months ended June 30, 2004, our gross profit amounted to $25.0 million, an increase of $13.8 million, or 123.4%, from $11.2 million in the six months ended June 30, 2003. As a percentage of net sales, gross profit was 33.0% for the six months ended June 30, 2004, compared to 27.2% for the comparable prior year period.

Our Advanced Ceramic Operations division posted gross profits of $12.4 million for the three months ended June 30, 2004, an increase of $7.0 million, or 128.0%, from $5.4 million in the corresponding prior year quarter. As a percentage of net sales, gross profit was 36.3% for the three months ended June 30, 2004, compared to 30.4% for the corresponding prior year period.

For the six months ended June 30, 2004, gross profit for the Advanced Ceramic Operations division amounted to $23.1 million, an increase of $13.6 million, or 143.8%, from $9.5 million for the corresponding prior year period. The improvement in gross profit was a result of increased armor sales, improved manufacturing efficiencies, better quality, and greater absorption of fixed manufacturing overhead costs when compared to the same period last year.

The improvements in gross profit for both the three and the six months ended June 30, 2004 were caused by the convergence of three factors: higher levels of production of armor plates due to improved production techniques, continued favorable absorption of overhead costs due to increased volumes of production and an improved sales mix.

Our Semicon Associates division had gross profit of $421,000 for the three months ended June 30, 2004, an increase of $77,000, or 22.4%, compared to $344,000 in the prior year quarter. As a percentage of net sales, gross profit was 20.3% for the three months ended June 30, 2004, compared to 18.3% for the corresponding prior year period. The increase is attributed to higher gross profits from microwave cathodes caused by increased levels of production and shipments and improved capacity utilization compared to the prior year period.

The Semicon Associates division had gross profit of $749,000 for the six months ended June 30, 2004, an increase of $28,000, or 3.9%, compared to $721,000 in the corresponding prior year period. As a percentage of net sales, gross profit was 19.1% for the six months ended June 30, 2004, compared to 19.9% for the corresponding prior year period.

Our Thermo Materials division had gross profit of $618,000 for the three months ended June 30, 2004, an increase of $88,000, or 16.6%, compared to $530,000 in the prior year quarter. As a percentage of net sales, gross profit was 20.1% for the three months ended June 30, 2004, compared to 21.9% for the corresponding prior year period. This slight decrease in gross profit was due to a change in sales mix during the comparable periods.

The Thermo Materials division had gross profit of $1.2 million for the six months ended June 30, 2004, an increase of $200,000, or 19.5%, compared to $1.0 million in the corresponding prior year period. As a percentage of net sales, gross profit was 17.6% for the six months ended June 30, 2004, compared to 18.8% for the corresponding prior year period.

Selling Expenses. Selling expenses were $797,000 for the three months ended June 30, 2004, an increase of $223,000, or 38.9%, from $574,000 in the corresponding prior year quarter. Selling expenses, as a percentage of net sales, decreased from 2.6% for the three months ended June 30, 2003 to 2.0% of net sales for the three months ended June 30, 2004, primarily due to the increase in net sales and better operating leverage.

For the six months ended June 30, 2004, selling expenses were $1.5 million, an increase of $428,000, or 39.6%, from $1.1 million in the corresponding prior year period. Selling expenses, as a percentage of net sales, decreased from 2.6% for the six months ended June 30, 2003 to 2.0% of net sales for the six months ended June 30, 2004, primarily due to the increase in net sales and better operating leverage.

General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 2004 were $2.7 million, an increase of $854,000, or 45.7%, from $1.9 million in the corresponding prior year quarter. General and administrative expenses, as a percentage of net sales, decreased from 8.5% for the three months ended June 30, 2003 to 6.9% of net sales for the three months ended June 30, 2004. For the three months ended June 30, 2004, increases in salary, bonus and personnel expenses primarily accounted for the rise in general and administrative expenses.

For the six months ended June 30, 2004, general and administrative expenses were $5.3 million, an increase of $1.8 million, or 52.1%, from $3.5 million in the six months ended June 30, 2003. General and administrative expenses, as a percentage of net sales, decreased from 8.5% for the six months ended June 30, 2003 to 7.0% of net sales for the six months ended June 30, 2004. For the six month period ended June 30, 2004, increases in salary, bonus and personnel expenses primarily accounted for the rise in general and administrative expenses. Expenditures for compliance efforts concerning Section 404 of Sarbanes-Oxley also contributed $112,000 to the increase in general and administrative expenses for the three and six months ended June 30, 2004.

Research and Development. Research and development expenses for the three months ended June 30, 2004 were $582,000, an increase of $122,000, or 26.5%, from $460,000 in the corresponding prior year quarter. Research and development expenses, as a percentage of net sales, decreased from 2.1% for the three months ended June 30, 2003 to 1.5% of net sales for the three months ended June 30, 2004. The decrease as a percentage of sales was primarily due to the increase in net sales.

For the six months ended June 30, 2004, research and development expenses were $1.0 million, an increase of $92,000, or 9.9%, from $0.9 million in the corresponding prior year period. Research and development expenses, as a percentage of net sales, decreased from 2.3% for the six months ended June 30, 2003 to 1.3% of net sales for the six months ended June 30, 2004. The decrease as a percentage of sales was primarily due to the increase in net sales.

Other Income. Other income for the six months ended June 30, 2004 was $1.4 million compared to $46,000 in the corresponding prior year period. The major cause for the increase was a $1.0 million unrealized gain from a forward exchange contract for a portion of the purchase price for our pending acquisition of ESK Ceramics. Also, contributing to the increase was a $329,000 increase in interest income to $335,000 for the six months ended June 30, 2004 because of higher cash balances.

Interest Expense. There was no interest expense for the three and the six months ended June 30, 2004. This resulted in a decrease of $18,000 and $28,000, respectively, compared to the three and six months ended June 30, 2003. The decrease in interest expense was due to the payoff of all debt with a portion of the proceeds of our follow-on offering of common stock completed in July 2003.

Income Taxes. We used a combined federal and state tax rate of 38.3% for the six months ended June 30, 2004, resulting in a provision for taxes of $7.1 million, an increase of $5.1 million, or 254.9%, from $2.0 million in the corresponding prior six month period. Our provision for income taxes for the three months ended June 30, 2004 was $4.0 million, an increase of $2.8 million, or 236.5%, from $1.2 million in the corresponding prior year quarter. The effective income tax rate of 38.3% for the three and six months ended June 30, 2004 was higher that the corresponding periods last year primarily because the manufacturing investment credit expired in California at the end of 2003.

Liquidity and Capital Resources

We generally have met our operating and capital requirements with cash flow from operating activities, borrowings under our bank line of credit, and proceeds from the sale of shares of our common stock.

Our net cash position decreased by $8.2 million during the six months ended June 30, 2004, compared to an increase of $294,000 during the six months ended June 30, 2003. For the six months ended June 30, 2004, cash flow provided by operating activities amounted to $11.7 million. The primary factors contributing to the increase in cash flow from operating activities were net income of $11.5 million, depreciation and amortization of $1.9 million, and increased levels of accounts payable, accrued expenses and income taxes payable that added an aggregate of

$11.0 million. These contributions were offset in part by increases in accounts receivable of $4.7 million due to higher amounts of sales over the six months ended June 30, 2004, and increased levels of inventories, and prepaid expenses that totaled $8.2 million. We used $20.7 million of our cash for investing activities, including $12.0 million used for capital expenditures and $8.7 million to purchase short-term investments. A majority of our capital expenditures was for equipment to gain additional armor manufacturing capacity and improve operations.

Financing activities provided cash of $0.8 million generated from the issuance of common stock upon the exercise of employee stock options under the stock option and stock purchase plans.

We established an unsecured line of credit with a bank in August 2003, which expires in August 2005. The amount available under the terms of the line of credit is $10.0 million and bears interest at 1.75 percentage points in excess of the LIBOR rate for a period selected by Ceradyne. The LIBOR rates for the periods that could be selected ranged from approximately 1.37 percent to 2.46 percent at June 30, 2004. The bank line of credit did not have an outstanding balance at June 30, 2004.

Our cash, cash equivalents and short-term investments totaled $31.1 million at June 30, 2004, compared to $30.7 million at December 31, 2003. At June 30, 2004, we had working capital of $63.8 million, compared to $60.5 million at December 31, 2003. We believe that our current cash and cash equivalents on hand, cash available from the sale of short-term investments, and cash we expect to generate from operations will be sufficient to finance our anticipated capital and operating requirements for at least the next 12 months. We also may utilize cash, and to the extent necessary, borrowings from time to time to acquire other businesses, technologies or product lines that complement our existing business. On June 30, 2004, we signed a definitive agreement to acquire ESK Ceramics (ESK), a German-based industrial technical ceramic manufacturer, for approximately 111.4 million Euros, or approximately $136 million, payable in cash at closing. The purchase price will be financed using existing cash and debt from a new credit facility of $160 million to be provided by a syndicate of banks.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risks related to fluctuations in interest rates on its debt. Currently, the Company does not utilize interest rate swaps. The Company has entered into forward foreign exchange contracts primarily to hedge amounts due regarding the pending purchase price of ESK Ceramics against fluctuations in exchange rates. The Company does not enter into foreign exchange contracts for speculative or trading purposes. The Company’s accounting policies for these contracts are based on the Company’s designation of the contract as a hedging transaction. Unrealized gains and losses on the forward foreign exchange contract, which equals the difference between the forward contract rate and the prevailing market spot rate at the time of valuation, are recognized as other income (expense) in the consolidated statements of income.

As of June 30, 2004, the Company did not have any debt outstanding. It has an unsecured line of credit with a bank in the amount of $10 million. The bank line of credit interest rate is charged at 1.75 percentage points in excess of the LIBOR rate for a period selected by the Company. The LIBOR rates for the periods that could be selected ranged from approximately 1.37 percent to 2.46 percent at June 30, 2004.

Item 4.	Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2004, pursuant to Rule 13a-15 under the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that those disclosure controls and procedures were adequate to ensure that information required to be disclosed in this report is recorded, processed, summarized and reported in a timely basis.

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

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

Effective as of May 15, 2004, Ceradyne purchased the assets and business of Quest Technology, LP. The purchase price was approximately $2.5 million, consisting of 71,397 newly issued shares of Ceradyne common stock, current and future cash payments totaling approximately $300,000 and the assumption of certain liabilities. Of the stock consideration, 64,558 shares were issued to Quest Technology, LP, and the balance of 6,839 shares were issued to Stanley Zalkind and Elizabeth M. Zalkind, the owners of Quest Technology, LP. All the shares were issued without registration under the Securities Act of 1933, in reliance on the exemption provided by Section 4(2) under that Act. The recipients of the shares represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the certificates representing the shares. The recipients had adequate access to information about Ceradyne sufficient to enable them to make an investment decision.

Item 3.	N/A

Item 4.	Submission of Matters to a Vote of Security Holders

The following matters were voted upon at the Annual Meeting of Stockholders held on May 24, 2004:

1.	The following five persons were elected to the Board of Directors of the Company to serve until the next annual meeting of stockholders or until their successors are elected and have qualified:

	Number of Votes Cast
	For	Authority Withheld
Joel P. Moskowitz	13,993,311	323,050
Richard A. Alliegro	13,973,471	342,890
Eduard Bagdasarian	13,973,961	342,400
Frank Edelstein	13,954,121	362,240
Milton L. Lohr	13,954,121	362,240

2.	An Amendment to the Certificate of Incorporation to increase the number of authorized shares of Common Stock from 18,000,000 to 40,000,000, was approved by the following vote:

Number of Votes Cast
For	12,493,461
Against	1,802,972
Abstain	19,926
Broker non-votes	0

Item 5.	N/A

Item 6.	Exhibits and Reports on Form 8-K

    (a) Exhibits:

3.1	Restated Certificate of Incorporation of Ceradyne, Inc., as filed with the Secretary of State of Delaware on May 25, 1987.

3.2	Certification of Amendment of Restated Certificate of Incorporation of Ceradyne, Inc., as filed with the Secretary of State of Delaware on May 27, 2004.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    (b) Reports on Form 8-K:

The following reports on Form 8-K were filed or furnished during the quarter ended June 30, 2004:

On April 22, 2004, the Registrant furnished information pursuant to Item 12 of Form 8-K relating to Registrant’s results of operations for the first quarter ended March 31, 2004.

On May 18, 2004, the Registrant furnished information pursuant to Item 9 of Form 8-K reporting Registrant’s purchase of the assets and business of Quest Technology, L.P.

On July 1, 2004, the Registrant filed information pursuant to Item 5 and furnished information pursuant to Item 9 regarding an agreement to acquire ESK Ceramics GmbH and Co. KG.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CERADYNE, INC.

By:	/s/ Jerrold J. Pellizzon
Jerrold J. Pellizzon
Vice President
Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: August 6, 2004

Index to Exhibits

Exhibit	Description
3.1	Restated Certificate of Incorporation of Ceradyne, Inc., as filed with the Secretary of State of Delaware on May 25, 1987.

3.2	Certificate of Amendment of Restated Certificate of Incorporation of Ceradyne, Inc., as filed with the Secretary of State of Delaware on May 27, 2004.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.