Form 10-Q
period 2004-09-30
CERADYNE INC
filed 2004-11-09
CIK 18937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

or

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

Yes ☒    No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes ☒    No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of September 30, 2004
Common Stock, $.01 par value	16,247,988 Shares

Exhibit Index on Page 33

CERADYNE, INC.

CERADYNE, INC.

FORM 10-Q

FOR THE QUARTER ENDED

September 30, 2004

PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements

CERADYNE, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS

(Amounts in thousands)

	September 30, 2004	December 31, 2003
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$3,100	$11,462
Short-term investments	10,158	19,202
Accounts receivable, net of allowances for doubtful accounts of approximately $466 and $112 at September 30, 2004 and December 31, 2003, respectively	38,642	18,694
Other receivables	3,331	449
Inventories, net	49,814	16,921
Production tooling	6,455	3,690
Prepaid expenses and other	6,120	3,328
Deferred tax asset	1,808	1,325

TOTAL CURRENT ASSETS	119,428	75,071

PROPERTY, PLANT & EQUIPMENT, at cost
Land	9,402	2,586
Buildings and improvements	49,858	5,581
Machinery and equipment	97,744	38,322
Leasehold improvements	9,899	4,840
Office equipment	5,019	3,958
Construction in progress	10,338	1,820

	182,260	57,107
Less accumulated depreciation and amortization	(33,011)	(29,482)

	149,249	27,625

INTANGIBLE ASSETS, net	7,158	—
GOODWILL	6,023	1,511
OTHER ASSETS	5,926	—

TOTAL ASSETS	$287,784	$104,207

See accompanying condensed notes to Consolidated Financial Statements

CERADYNE, INC.

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY

(Amounts in thousands, except share data)

	September 30, 2004	December 31, 2003
	(Unaudited)
CURRENT LIABILITIES
Bank line of credit	$5,497	$—
Current portion of long-term debt	825	—
Accounts payable	36,199	10,931
Accrued expenses	12,101	3,621

TOTAL CURRENT LIABILITIES	54,622	14,552
LONG-TERM DEBT, NET OF CURRENT PORTION	109,175	—
EMPLOYEE BENEFITS	8,598	—
DEFERRED TAX LIABILITY	3,418	2,878

TOTAL LIABILITIES	175,813	17,430
SHAREHOLDERS’ EQUITY
Common stock, $.01 par value, Authorized - 40,000,000 shares, Outstanding - 16,247,988 shares and 15,931,110 shares at September 30, 2004 and December 31, 2003, respectively	161	159
Additional paid in capital	77,973	72,337
Retained earnings	33,069	14,281
Accumulated other comprehensive income	768	—

TOTAL SHAREHOLDERS’ EQUITY	111,971	86,777

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$287,784	$104,207

See accompanying condensed notes to Consolidated Financial Statements

CERADYNE, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share data)

	THREE MONTHS ENDED September 30,		NINE MONTHS ENDED September 30,
	2004	2003	2004	2003
	(Unaudited)		(Unaudited)
NET SALES	$56,329	$27,043	$132,240	$68,331
COST OF PRODUCT SALES	38,373	18,870	89,238	48,947

Gross profit	17,956	8,173	43,002	19,384

OPERATING EXPENSES
Selling	2,064	627	3,572	1,707
General and administrative	3,698	1,984	9,028	5,489
Research and development	858	575	1,881	1,506

	6,620	3,186	14,481	8,702

Income from operations	11,336	4,987	28,521	10,682

OTHER INCOME (EXPENSE):
Royalty income	30	30	90	90
Interest income	88	45	423	51
Interest expense	(382)	(4)	(382)	(32)
Miscellaneous	830	14	1,878	23

	566	85	2,009	132
Income before provision for income taxes	11,902	5,072	30,530	10,814
PROVISION FOR INCOME TAXES	4,608	1,775	11,742	3,785

NET INCOME	$7,294	$3,297	$18,788	$7,029

BASIC INCOME PER SHARE	$0.45	$0.21	$1.17	$0.51

DILUTED INCOME PER SHARE	$0.44	$0.21	$1.15	$0.51

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	16,202	15,485	16,063	13,763
DILUTED	16,466	15,878	16,328	14,155

See accompanying condensed notes to Consolidated Financial Statements

CERADYNE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	NINE MONTHS ENDED SEPTEMBER 30,
	2004 (Unaudited)	2003 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$18,788	$7,029
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Depreciation and amortization	3,529	2,489
Deferred income taxes	661	1,034
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(5,685)	(6,381)
Other receivables	421	29
Inventories, net	(7,977)	(126)
Production tooling	(794)	(420)
Prepaid expenses	(2,130)	(377)
Other assets	56	—
Accounts payable	12,384	2,436
Accrued expenses	3,994	1,567
Income taxes payable	4,199	1,700
Tax benefit due to exercise of stock options	1,951	—
Employee benefits	69	—
Warranty reserve	—	(596)
Deferred revenue	—	(159)

NET CASH PROVIDED BY OPERATING ACTIVITIES	29,466	8,225

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(20,206)	(6,997)
Purchases of short-term investments	9,044	—
Acquisition of businesses, net of cash acquired	(141,251)	—

NET CASH USED IN INVESTING ACTIVITIES	(152,413)	(6,997)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock offering	—	28,463
Costs of common stock offering	—	(535)
Proceeds from issuance of stock for acquisition	—	—
Proceeds from issuance of stock due to exercise of options	716	1,157
Proceeds from issuance of stock for stock plans	831	—
Payment of loan fees	(3,227)	—
Proceeds from (payments on) debt	110,000	(158)
Net proceeds from (reduction in) bank line of credit	5,497	(2,390)

NET CASH PROVIDED BY FINANCING ACTIVITIES	113,817	26,537

EFFECT OF EXCHANGE RATES ON CASH AND EQUIVALENTS	768	—

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(8,362)	27,765
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	11,462	350

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,100	$28,115

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Fulfillment of 401 (k) obligations through the issuance of stock	$351	$205

Issuance of Stock in connection with acquisition	$2,140	$—

See accompanying condensed notes to Consolidated Financial Statements

CERADYNE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	NINE MONTHS ENDED SEPTEMBER 30,
	2004 (Unaudited)	2003 (Unaudited)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES:
Interest paid	$52	$32
Income taxes paid	$5,495	$1,032

See accompanying condensed notes to Consolidated Financial Statements

CERADYNE, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month and the nine-month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

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

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2004	2003	2004	2003
Net income, as reported	$7,294,000	$3,297,000	$18,788,000	$7,029,000
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	223,000	97,000	473,000	204,000

Pro forma net income	$7,071,000	$3,200,000	$18,315,000	$6,825,000

Net income per share:
Basic - as reported	$0.45	$0.21	$1.17	$0.51

Basic - pro forma	$0.44	$0.21	$1.14	$0.50

Diluted - as reported	$0.44	$0.21	$1.17	$0.51

Dilued - pro forma	$0.43	$0.20	$1.12	$0.48

Weighted average shares outstanding:
Basic	16,201,688	15,485,480	16,063,072	13,762,740
Diluted	16,466,211	15,878,037	16,327,595	14,155,298

There were no options granted during the first quarter ended March 31, 2004, options for 62,750 shares were granted in the second quarter ended June 30, 2004 and options for 85,000 shares were granted in the third quarter ended September 30, 2004.

The pro forma amounts were estimated using the Black-Scholes option-pricing model with the following assumptions:

Nine Months Ending September 30, 2004
Expected term (years)	7.0
Volatility	56.94%
Annual dividend per share	$00.00
Risk-free interest rate	3.90%
Weighted-average fair value of options granted	$32.76

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

On August 23, 2004, the Company completed the acquisition of ESK Ceramics GmbH and Co. KG (“ESK Ceramics”) from Wacker-Chemie GmbH, pursuant to a Sale and Purchase Agreement dated June 30, 2004.

The purchase price was approximately $141.8 million, which included $4.3 million of transaction costs. The purchase price was financed with $110 million of long-term debt borrowed under a new credit facility of $160 million provided by a syndicate of banks and institutional lenders led by Wachovia Bank, pursuant to a Credit Agreement dated August 18, 2004. The balance of the purchase price and transaction costs was paid with a portion of the Company’s existing cash.

ESK Ceramics, based in Kempten, Germany, is a manufacturer of industrial technical ceramic powders and advanced technical ceramic products. ESK Ceramics had sales of approximately $93.3 million during 2003, and approximately $51.9 million during the six months ended June 30, 2004.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” the acquisition has been accounted for under the purchase method of accounting. The estimates of fair value of the assets acquired and liabilities assumed are based on a preliminary independent appraisal report and our estimates. The following table summarizes the components of the purchase price (in thousands):

Cash and debt incurred	$137,488
Transaction costs	4,273

Total purchase price	$141,761

Fair value of assets acquired and liabilities assumed:
Cash	610
Accounts receivable, net	14,263
Other receivables	3,303
Inventory	24,916
Production tooling	1,971
Prepaid expenses	100
Deferred taxes	604
Property, plant and equipment	104,234
Other assets	3,317
Assumed liabilities	(21,413)
Backlog	500
Developed technology	4,600
Tradename	2,100
Goodwill	2,656

$141,761

Unaudited pro-forma combined results of operations of the Company, assuming the acquisition had occurred as of January 1, 2003, are presented below. The pro-forma combined results of operations for the three and nine months ended September 30, 2004 and 2003, include pro-forma results of operations for the acquisition described above and adjustments to intercompany sales, depreciation, amortization, pension costs, and interest. The pro-forma combined results of operations for the three and nine months ended September 30, 2004 and 2003 contain the use of certain estimates and adjustments to reflect three months and nine months of results of operations for the acquisition discussed above. These combined results have been prepared for comparison purposes only and do not purport to be indicative of what operating results would have been, and may not be indicative of future operating results (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(unaudited)
Net sales	$73,087	$37,871	$198,246	$137,067
Net income	7,792	2,904	20,086	11,202
Earnings per share:
Basic	0.48	0.19	1.25	0.81
Diluted	0.47	0.18	1.23	0.79

The pro forma adjustments are based upon available information and certain assumptions that the Company believes are reasonable under the circumstances. A final determination of fair values relating to the acquisition may differ materially from the preliminary estimates and will include management’s final valuation of the fair values of assets acquired and liabilities assumed. The purchase price allocation is preliminary pending the final evaluation of the fair value of the assets acquired, primarily the long-term tangible and intangible assets. The Company expects to complete the evaluation by the end of the fourth quarter of 2004. The final valuation may change the allocations of the purchase price, which could affect the fair value assigned to the assets and liabilities and could result in a change to the unaudited pro forma condensed combined financial statements data. These adjustments are more fully described in the notes to the unaudited pro forma condensed combined financial statements below.

On May 15, 2004, the Company completed the purchase of the assets and business of Quest Technology, LP, a privately held firm focusing exclusively on the injection molding of technical ceramics. The purchase price for the acquisition was approximately $2.5 million consisting of 71,397 newly issued shares of Ceradyne common stock, cash of $100,000 paid at closing and $200,000 payable in 2005 and 2006 and the assumption of certain liabilities. The Company considers this to be an immaterial acquisition.

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

4.	Composition of Certain Financial Statement Captions

Inventories are valued at the lower of cost (first in, first out) or market. Inventory costs include the cost of material, labor and manufacturing overhead. The following is a summary of the inventory components as of September 30, 2004 and December 31, 2003 (in thousands):

	SEPTEMBER 30, 2004	DECEMBER 31, 2003
Raw Materials	$14,598	$3,781
Work-In-Process	21,681	9,494
Finished Goods	13,535	3,646

Total Inventories	$49,814	$16,921

The components of amortizable intangibles and goodwill were as follows (in thousands):

	September 30, 2004
	Gross Amount	Accumulated Amortization	Net Amount
Intangible Assets:
Backlog	$509	$142	$367
Developed technology	4,680	26	4,654
Tradename	2,137	—	2,137
Goodwill	6,023	—	6,023

Total	$13,349	$168	$13,181

Amortization of definite-lived intangible assets will be $1.0 million in fiscal year 2004 and $504,000 in each of the fiscal years 2005 through 2009.

The roll forward of the goodwill balance is as follows (in thousands):

Goodwill Balance
Goodwill, January 1, 2004	$1,511
Acquisition of Quest	1,810
Acquisition of ESK	2,656
Translation, September 2004	46

Balance, September 30, 2004	$6,023

5.	Recent Accounting Pronouncements

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

The following is a summary of the number of shares used for the computation of net income per common and common equivalent share:

	THREE MONTHS ENDED September		NINE MONTHS ENDED September
	2004	2003	2004	2003
Weighted average number of shares outstanding	16,201,688	15,485,480	16,063,065	13,762,740
Dilutive stock options	264,523	392,558	264,530	392,558

Number of shares used in diluted computations	16,466,211	15,878,038	16,327,595	14,155,298

The number of shares outstanding and earnings per share have been adjusted to reflect the three-for-two stock split in the form of a 50% stock dividend effective on April 7, 2004.

7.	Credit Facility

On August 18, 2004, the Company entered into a $160 million Credit Facility Agreement with Wachovia Bank, National Association, and a syndicate of banks and other institutional lenders. The obligations under the Credit Agreement are collateralized by substantially all of the assets of the Company and ESK Ceramics, other than real property. The Credit Agreement provides for a term loan in the amount of $110 million and a revolving line of credit in the amount of $50 million. The Company borrowed the entire $110 million under the term loan on August 18, 2004. Principal under the term loan is payable in installments of $275,000 on the last day of each calendar quarter commencing December 31, 2004, with a balloon payment of $102,575,000 payable on August 18, 2011. Additional payments of principal are required annually in an amount equal to 50% of the Company’s “excess cash flow,” as defined in the Credit Agreement. Principal may be prepaid at any time, in whole or in part, without premium or penalty at the election of the Company. Accrued interest is payable with each installment of principal.

Borrowings under the Credit Agreement bear interest at a rate per annum equal to the base rate chosen by the Company plus a margin determined pursuant to the Credit Agreement. The Company may choose a base rate, which is equal to approximately the London interbank offered rate, commonly known as the LIBOR rate, for deposits in dollars for the interest period selected by the Company. The Company may also choose an “alternate base rate,” as defined in the Credit Agreement, which is a fluctuating interest rate per annum equal to the higher of either (a) the prime rate established by Wachovia Bank from time to time, or (b)

one-half of one percent above the Federal Funds Rate. The applicable margin is, in respect to the term loan, 2.00 percent per annum if the LIBOR rate is used and 1.00 percent per annum if an alternate base rate is used. With respect to borrowings under the revolving line of credit, the applicable margin is 2.00 percent per annum through December 31, 2004, and thereafter, the margin is a percentage determined pursuant to the Credit Agreement ranging from 0.25 percent to 1.00 percent if an alternate base rate is chosen, and ranging from 1.50 percent to 2.25 percent if the LIBOR rate is chosen.

The interest rate on $95 million of the $110 million term loan is currently based on the LIBOR rate for a fixed period of six months, at an effective interest rate equal to 3.94 percent per annum. The interest rate on the $15 million balance of the $110 million term loan is currently based on the LIBOR rate for a three-month period at an effective interest rate equal to 3.75 percent per annum.

As of September 30, 2004, the Company borrowed a total of $5.5 million under the revolving line of credit based on the LIBOR rate for a period of one month, resulting in a current effective interest rate on the revolving line of credit loan equal to 3.87 percent per annum.

Pursuant to the bank line of credit, the Company is subject to certain covenants, which include, among other things, the maintenance of specified minimum amounts of tangible net worth and quick assets to current liabilities ratio. At September 30, 2004, the Company was in compliance with these covenants.

8.	Disclosure About Segments of an Enterprise and Related Information

The Company serves its markets and manages its business through four operating segments, each of which has its own manufacturing facilities and administrative and selling functions. The Company’s Advanced Ceramic Operations, located in Costa Mesa, Irvine, and San Diego, California and Lexington, Kentucky, primarily produces armor and orthodontic products, diesel engine parts, components for semiconductor equipment, and houses the Company’s sintered reaction bonded silicon nitride (SRBSN) research and development activities. The Company’s cathode development and production are handled through its Semicon Associates division located in Lexington, Kentucky. Fused silica products, including missile radomes, are produced at the Company’s Thermo Materials division located in Scottdale and Clarkson, Georgia. The Company’s recent acquisition, ESK Ceramics, is located in Kempten, Germany and Bazet, France. This subsidiary produces ceramic powders, including boron carbide powder for ceramic body armor, evaporation boats for metallization, functional and frictional coatings utilized in the automotive and textile industries, high performance pump seals, bearings for fluid handling, and refractory products.

Ceradyne’s four segment facilities and products are summarized in the following table:

FACILITY LOCATION	PRODUCTS
Ceradyne Advanced Ceramic Operations Costa Mesa, Irvine and San Diego, California Approximately 159,250 square feet Lexington, Kentucky Approximately 115,000 square feet

Defense Applications:

•      Lightweight ceramic armor

Industrial Applications:

•      Ceralloy® 147 SRBSN wear parts

•      Semiconductor equipment components

•      Precision ceramics

Automotive/Diesel Applications:

•      Ceralloy® 147 SRBSN automotive/diesel engine parts

•      Ceramic armor system components for civilian vehicles

Commercial Applications:

•      Orthodontic ceramic brackets

ESK Ceramics Kempten, Germany Approximately 532,000 square feet Bazet, France Approximately 90,000 square feet

Defense Applications:

•      Boron carbide powders for body armor

Industrial Applications:

•      Ceramic powders; boron carbide, boron nitrite, silicon nitride, silicon carbide

•      Silicon carbide parts

•      Evaporation Boats for the packaging industry

•      High performance pump seals

Automotive/Diesel Applications:

•      EKagrip® functional and frictional coatings; electro less nickel layer/hard particle coatings

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

•      Metallurgical tooling

•      Castable and other fused silica products

•      Crucibles for photovoltaic solar cell applications

The financial information for all segments is presented below:

Ceradyne, Inc.

Segment Disclosures

(Amounts in thousands)

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
Revenue from External Customers
ACO	$42,698	$20,689	$107,728	$52,918
ESK Ceramics	8,679	—	8,679	—
Semicon Associates	1,951	1,695	5,868	5,311
Thermo Materials	3,001	4,659	9,965	10,102

Total	$56,329	$27,043	$132,240	$68,331

Depreciation and Amortization
ACO	$895	$614	$2,382	$1,791
ESK Ceramics	398	—	398	—
Semicon Associates	105	105	301	339
Thermo Materials	185	123	448	359

Total	$1,583	$842	$3,529	$2,489

Segment Income before Provision for Income Taxes
ACO	$12,080	$4,745	$30,076	$9,957
ESK Ceramics	(161)	—	(161)	—
Semicon Associates	140	(14)	456	292
Thermo Materials	(157)	341	159	565

Total	$11,902	$5,072	$30,530	$10,814

Segment Assets
ACO	$106,497	$79,539	$106,497	$79,539
ESK Ceramics	163,569	—	163,569	—
Semicon Associates	5,778	5,908	5,778	5,908
Thermo Materials	11,940	8,038	11,940	8,038

Total	$287,784	$93,485	$287,784	$93,485

Expenditures for PP&E
ACO	$6,000	$1,412	$16,642	$6,361
ESK Ceramics	560	—	560	—
Semicon Associates	144	88	429	193
Thermo Materials	835	156	2,575	443

Total	$7,539	$1,656	$20,206	$6,997

The following is revenue by product line for ACO:

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
Armor	$34,218	$15,119	$83,519	$37,240
Automotive	3,417	1,325	8,304	3,167
Orthodontics	2,444	2,270	7,725	6,422
Industrial	2,619	1,975	8,180	6,089

	$42,698	$20,689	$107,728	$52,918

Ceradyne, Inc.

Segment Disclosures

For Net Sales by Area

(Amounts in thousands)

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
U.S. Net Sales
ACO	71%	73%	76%	75%
ESK Ceramics	5%	0%	2%	0%
Semicon Associates	2%	5%	4%	6%
Thermo Materials	4%	12%	5%	10%

Total	82%	90%	87%	91%

Foreign Net Sales
ACO	5%	4%	5%	3%
ESK Ceramics	10%	0%	4%	0%
Semicon Associates	1%	1%	1%	1%
Thermo Materials	2%	5%	3%	5%

Total	18%	10%	13%	9%

Total Net Sales
ACO	76%	77%	81%	78%
ESK Ceramics	15%	0%	6%	0%
Semicon Associates	3%	6%	5%	7%
Thermo Materials	6%	17%	8%	15%

Total	100%	100%	100%	100%

Note: Foreign sales for ESK Ceramics are sales to non-U.S. countries including the principal countries of Germany, France, Denmark and Italy.

9.	Legal Proceedings

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

The Company leases certain of its manufacturing facilities under noncancelable operating leases expiring at various dates through October 2015. The Company incurred rental expense under these leases of $292,000 and $214,000 for the three months ended 2004 and 2003, respectively. Additionally, the Company has capitalized leases for computer and other equipment. The approximate minimum rental commitments required under existing noncancelable leases as of September 30, 2004 are as follows:

2004	$590,000
2005	1,408,000
2006	741,000
2007	759,000
2008	777,000
Thereafter	2,171,000

$6,446,000

11.	Foreign Exchange Transactions

The Company in June 2004, entered into forward exchange contracts outstanding totaling approximately $126.0 million exchangeable into 110.0 million euros. This contract was opened in connection with the purchase of ESK Ceramics and in August 2004 was converted into euros to serve as part of the purchase price. The fair market value of the contract at the time it expired in August 2004 was $1.9 million. The amount of the gain realized during the year was $1.9 million, of which $0.9 million was recognized and recorded as miscellaneous income on the Company’s Income Statement as of September 30, 2004. The Company had previously recognized $1.0 million of this gain during the three months ended June 30, 2004.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Preliminary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains statements which may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934. One generally can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “may,” “will,” “expects,” “intends,” “estimates,” “anticipates,” “plans,” “seeks,” or “continues,” or the negative thereof, or variations thereon, or similar terminology. Forward-looking statements regarding future events and the future performance of the Company involve risks and uncertainties that could cause actual results to differ materially. Reference is made to the risks and uncertainties which are described in Note 9, “Legal Proceedings”, and Note 10, “Commitments and Contingencies”, of Condensed Notes to Consolidated Financial Statements on page 18 of this report, and in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as filed with the Securities and Exchange Commission, under “Item 1-Business”, including the section therein entitled “Risk Factors”, and “Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Overview

We develop, manufacture and market advanced technical ceramic products and components for defense, industrial, automotive/diesel and commercial applications. Our primary products include lightweight ceramic armor for soldiers and military helicopters; ceramic orthodontic brackets; ceramic diesel engine components; ceramic-impregnated dispenser cathodes for microwave tubes, lasers and cathode ray tubes; and ceramic industrial components for erosion and corrosion resistant applications. With our acquisition of ESK Ceramics in August 2004, we now also produce ceramic powders, including boron carbide powder for ceramic body armor, evaporation boats for metallization, functional and frictional coatings utilized in the automotive and textile industries, high performance pump seals, bearings for fluid handling, and refractory products. Our customers include the U.S. government, prime government contractors and large industrial, automotive and commercial manufacturers.

We categorize our products into four market applications. The table below shows the percentage contribution to our total sales of each market application in the different time periods.

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
Defense	60.3%	66.4%	66.3%	61.9%
Industrial	25.4	20.1	19.7	23.8
Automotive/Diesel	8.4	5.1	7.4	5.0
Commercial	5.9	8.4	6.6	9.3

Total	100.0%	100.0%	100.0%	100.0%

The continuing primary factor contributing to our recent growth in sales has been the increased demand by the U.S. military for ceramic body armor that protects soldiers. Recent military conflicts in Afghanistan and Iraq, as well as an increasingly unstable geopolitical climate and the heightened risk of international conflicts, have resulted in increased orders for these products. The U.S. military has increasingly demanded that the modern soldier be equipped with ceramic body armor. As a result of this, we have received a number of surge orders for the manufacture of ceramic body armor. In September 2003, we received a four year indefinite quantity contract from the Department of Defense to supply small arms protective inserts (SAPI) for the U.S. Army. The contract includes a base award for 2004 of approximately $29 million. During October 2003, the Department of Defense exercised an option under this contract for us to supply an additional $14.3 million of SAPI body armor. In April 2004, we received additional orders of ceramic body armor systems totaling $17.2 million from the Department of Defense. In August 2004, we received a new 36-month Indefinite Delivery/Indefinite Quantity government contract for lightweight body armor with a maximum value of $461 million. In October 2004, we announced the receipt of a $75.7 million delivery order for our lightweight ceramic body armor. This is the largest single order we have ever booked. It is also the second delivery order issued under the Indefinite Delivery/Indefinite Quantity (ID/IQ) $461 million maximum value contract. The first delivery order was for over $28 million. These two-delivery orders result in at least $103 million in body armor under this contract, scheduled for us to ship in the first three quarters of 2005. The U.S. Army Unique Missions Division, Aberdeen Proving Ground, Maryland awarded the contract to us. The August 2004 acquisition of our supplier, ESK Ceramics, a producer of the raw material, boron carbide, that serves as a starter ceramic powder in the manufacture of lightweight ceramic body armor, together with additional armor capacity being built in our new Lexington, Kentucky plant and Irvine, California facility are anticipated to allow us to fulfill these orders.

We expect our shipments of ceramic body armor to be higher in the fourth quarter of 2004 than in the third quarter of 2004. We expect that the increase in shipments will continue in 2005 due to the orders for the conflict in Iraq and as we complete production on current contracts. For the next several quarters, and perhaps longer, fluctuations in sales of ceramic body armor are likely to be the biggest factor affecting our sales.

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

Results of Operations for the Three and Nine Months Ended September 30, 2004

Reference is made to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, for an analysis and detailed discussion of the Company’s financial condition and results of operations for the period covered by that report.

Net Sales. Our net sales for the three months ended September 30, 2004 were $56.3 million, an increase of $29.3 million, or 108.3%, from $27.0 million of net sales in the corresponding quarter of the prior year. Net sales for the nine months ended September 30, 2004 were $132.2 million, an increase of $63.9 million, or 93.5%, from $68.3 million of net sales in the corresponding period of the prior year.

Net sales for our Advanced Ceramic Operations division for the three months ended September 30, 2004 were $42.7, an increase of $22.0 million, or 106.4%, from the $20.7 million in the corresponding quarter of the prior year. The primary reason for this improvement was an increase of $17.2 million, or 114.1%, in net sales of ceramic body armor for defense customers, from the $15.1 million of net sales in the third quarter of 2003. This increase in net sales of lightweight body armor for military personnel was caused by delivery of orders that were received in the first and second quarters of 2004 from the U.S. Department of Defense. Net sales for our orthodontic brackets product line were $2.4 million, an increase of $174,000, or 7.7%, from net sales of $2.3 million in the corresponding quarter of the prior year. Net sales for our automotive/diesel component product line were $3.4 million, an increase of $2.1 million, or 157.9%, from the $1.3 million in the corresponding quarter of the prior year.

For the nine month period ended September 30, 2004, net sales for our Advanced Ceramic Operations were $107.7 million, an increase of $54.8 million, or 103.6%, from the $52.9 million in the first nine months of 2003. These results were mainly due to an increase of $46.1 million, or 122.9%, in shipments of armor products, from the $37.5 million of net sales in the first nine months of 2003. Net sales for our orthodontic brackets product line were $7.7 million, an increase of $1.3 million, or 20.3%, from net sales of $6.4 million in the first nine months of 2003. Net sales for our automotive/diesel component product line were $8.3 million, an increase of $5.1 million, or 162.3%, from the $3.2 million in the corresponding period of the prior year.

We acquired ESK Ceramics on August 23, 2004, which had net external sales in the third quarter of 2004 of $8.7 million. We expect that sales for ESK will be between $23 million and $25 million for the fourth quarter of 2004.

Our Semicon Associates division had net sales for the three months ended September 30, 2004 of $2.0 million, an increase of $256,000, or 15.1%, from the $1.7 million in the corresponding quarter of the prior year. The increase in sales reflects higher shipments of microwave cathodes during the current quarter versus the same quarter last year. For the nine month period ended September 30, 2004, net sales for the Semicon Associates division amounted to $5.9 million, an increase of $557,000, or 10.5%, from the $5.3 million in the first nine months of 2003. Increases in sales of microwave cathodes accounted for this increase.

Our Thermo Materials division posted net sales for the three months ended September 30, 2004 of $3.0 million, a decrease of $1.7 million, or 35.6%, from the $4.7 million in the corresponding quarter of the prior year. This decrease was due to lower defense billings in the amount of $2.1 million when compared to the same period last year because the construction of defense facilities, which was funded by our customer, was completed before the beginning of the three months ended September 30, 2004. Also contributing to the decrease was the Chinese Government imposing restrictions on the use of electric power during the summer months in various western regions of China. These restrictions resulted in customers for tempering furnaces to postpone their buying and or installation decisions, which caused our customers to delay the shipment of $0.6 million of our rollers to them. For the nine month period ended September 30, 2004, net sales for the Thermo Materials division amounted to $10.0 million, a decrease of $137,000, or 1.4%, from the $10.1 million in the first nine months of 2003. During the nine months ended September 30, 2004, reductions in the completion of defense contracts contributed $2.1 million to the decrease of net sales over the corresponding prior nine months ended September 30, 2003, while an increase in sales of crucibles offset this decrease by $1.1 million.

Gross Profit. Our gross profit was $18.0 million for the three months ended September 30, 2004, an increase of $9.8 million, or 119.7%, from $8.2 million in the corresponding prior year quarter. As a percentage of net sales, gross profit was 31.9% for the three months ended September 30, 2004, compared to 30.2% for the corresponding prior year period. Gross profit for the three months ended September 30, 2004 included $0.8 million of charges related to inventory fair value adjustments and amortization of backlog in connection with the acquisition of ESK Ceramics. These acquisition related charges reduced gross profit as a percentage of net sales by 150 basis points. In the fourth quarter of 2004, we would expect additional charges of $1.7 million for inventory fair value adjustments and $0.4 million for amortization of backlog.

For the nine months ended September 30, 2004, our gross profit amounted to $43.0 million, an increase of $23.6 million, or 121.8%, from $19.4 million in the nine months ended September 30, 2003. As a percentage of net sales, gross profit was 32.5% for the nine months ended September 30, 2004, compared to 28.4% for the comparable prior year period. The factors contributing to this increase are discussed below.

Our Advanced Ceramic Operations division posted gross profits of $15.0 million for the three months ended September 30, 2004, an increase of $8.1 million, or 116.2%, from $6.9 million in the corresponding prior year quarter. As a percentage of net sales, gross profit was 35.2% for the three months ended September 30, 2004, compared to 33.6% for the corresponding prior year period.

For the nine months ended September 30, 2004, gross profit for the Advanced Ceramic Operations division amounted to $38.1 million, an increase of $21.7 million, or 132.1%, from $16.4 million for the corresponding prior year period. The improvements in gross profit for both the three and the nine months ended September 30, 2004 were caused by improved manufacturing efficiencies, better quality control, and greater absorption of fixed manufacturing overhead costs when compared to the same respective periods last year.

We acquired ESK Ceramics on August 23, 2004, which recorded gross margins of $2.2 million in the third quarter of 2004. As a percentage of net sales, gross profit was 24.8%. Gross profit was negatively impacted during this period by expenses of $0.8 million, which related to inventory fair value adjustments and the amortization of backlog that was acquired in connection with the acquisition.

Our Semicon Associates division had gross profit of $386,000 for the three months ended September 30, 2004, an increase of $206,000, or 114.4%, compared to $180,000 in the prior year quarter. As a percentage of net sales, gross profit was 19.8% for the three months ended September 30, 2004, compared to 10.6% for the corresponding prior year period.

The Semicon Associates division had gross profit of $1.1 million for the nine months ended September 30, 2004, an increase of $234,000, or 26.0%, compared to $0.9 million in the corresponding prior year period. As a percentage of net sales, gross profit was 19.3% for the nine months ended September 30, 2004, compared to 17.0% for the corresponding prior year period. The increase in gross profits for both the three and the nine months ended September 30, 2004 is attributable to higher gross profits from microwave cathodes caused by increased levels of production and shipments and improved capacity utilization when compared to the same respective periods last year.

Our Thermo Materials division had gross profit of $380,000 for the three months ended September 30, 2004, a decrease of $0.7 million, or 63.5%, compared to $1.0 million in the prior year quarter. As a percentage of net sales, gross profit was 12.7% for the three months ended September 30, 2004, compared to 22.3% for the corresponding prior year period. This decrease was due to lower defense billings in the amount of $2.1 million, which caused gross profits to be reduced by $541,000 when compared to the same period last year because the construction of defense facilities was substantially complete in the first quarter of this year. Also, gross margins on rolls, casting products and crucibles were lower by $243,000 when compared to the same period last year because of reduced manufacturing yields as a result of issues with raw materials.

The Thermo Materials division had gross profit of $1.6 million for the nine months ended September 30, 2004, a decrease of $459,000, or 22.2%, compared to $2.1 million in the corresponding prior year period. As a percentage of net sales, gross profit was 16.1% for the nine months ended September 30, 2004, compared to 20.5% for the corresponding prior year period. This decrease was due to lower defense billings in the amount of $1.5 million, which caused gross profits to be reduced by $373,000 when compared to the same period last year because the construction of defense facilities was substantially complete in the first quarter of this year. Also, gross margins on casting products and crucibles were lower by $368,000 when compared to the same period last year because of reduced manufacturing yields as a result of increased scrap rates and issues with raw materials.

Selling Expenses. Our selling expenses were $2.1 million for the three months ended September 30, 2004, an increase of $1.4 million, or 229.2%, from $0.6 million in the corresponding prior year quarter. Selling expenses, as a percentage of net sales, increased from 2.3% for the three months ended September 30, 2003 to 3.7% of net sales for the three months ended September 30, 2004, primarily due to the inclusion into our results of operations of our recent acquisition of ESK Ceramics. Of the $1.4 million increase ESK contributed $1.2 million to the increase. Offsetting this increase to selling expenses as a percentage of net sales, were increases in net sales and better operating leverage.

For the nine months ended September 30, 2004, selling expenses were $3.6 million, an increase of $1.9 million, or 109.3%, from $1.7 million in the corresponding prior year period. Selling expenses, as a percentage of net sales, increased from 2.5% for the nine months ended September 30, 2003 to 2.7% of net sales for the nine months ended September 30, 2004. Of the $1.9 million increase, ESK contributed $1.2 million to the increase. For both the three and the nine months ended September 30, 2004, ESK’s selling expenses are higher as a percentage of net sales than the other three divisions because ESK sells in more foreign countries and has more customers. We expect this trend to continue. Offsetting this increase to selling expenses as a percentage of net sales, were increases in net sales and better operating leverage.

General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 2004 were $3.7 million, an increase of $1.7 million, or 86.4%, from $2.0 million in the corresponding prior year quarter. General and administrative expenses, as a percentage of net sales, decreased from 7.3% for the three months ended September 30, 2003 to 6.6% of net sales for the three months ended September 30, 2004. For the three months ended September 30, 2004, including the results of ESK for the first time contributed $372,000 to the increase while increases in the number of employees and related personnel expenses primarily accounted for the remaining rise in general and administrative expenses.

For the nine months ended September 30, 2004, general and administrative expenses were $9.0 million, an increase of $3.5 million, or 64.5%, from $5.5 million in the nine months ended September 30, 2003. General and administrative expenses, as a percentage of net sales, decreased from 8.0% for the nine months ended September 30, 2003 to 6.8% of net sales for the nine months ended September 30, 2004. For the nine month period ended September 30, 2004, ESK contributed $372,000 to the increase while increases in the number of employees and related personnel expenses primarily accounted for the remaining rise in general and administrative expenses. Expenditures for compliance efforts concerning Section 404 of Sarbanes-Oxley also contributed $252,000 to the increase in general and administrative expenses for the three months and $364,000 to the nine months ended September 30, 2004.

Research and Development. Research and development expenses for the three months ended September 30, 2004 were $0.9 million, an increase of $283,000, or 49.2%, from $575,000 in the corresponding prior year quarter. Research and development expenses, as a percentage of net sales, decreased from 2.1% for the three months ended September 30, 2003 to 1.5% of net sales for the three months ended September 30, 2004. For the three months ended September 30, 2004, including the results of ESK for the first time contributed $330,000 to the increase. The decrease as a percentage of sales was primarily due to the increase in net sales.

For the nine months ended September 30, 2004, research and development expenses were $1.9 million, an increase of $375,000, or 24.9%, from $1.5 million in the corresponding prior year period. Research and development expenses, as a percentage of net sales, decreased from 2.2% for the nine months ended September 30, 2003 to 1.4% of net sales for the nine months ended September 30, 2004. Including the results of ESK for the first time, contributed $330,000 of the $375,000 increase. The decrease as a percentage of sales was primarily due to the increase in net sales.

Other Income. Other income for the three months ended September 30, 2004 was $1.0 million, an increase of $0.9 million, compared to $89,000 in the corresponding prior year period. The major cause for the increase was a $0.9 million gain from a forward exchange contracts for a portion of the purchase price for our acquisition of ESK Ceramics. Other income for the nine months ended September 30, 2004 was $2.0 million, an increase of $1.9 million, compared to $131,000 in the corresponding prior year period. The major cause for the increase was a $1.9 million gain from a forward exchange contracts for a portion of the purchase price for our acquisition of ESK Ceramics. Also, contributing to the increase was a $372,000 increase in interest income to $423,000 for the nine months ended September 30, 2004 because of higher cash balances.

Interest Expense. Our interest expense for the three and the nine months ended September 30, 2004 was $382,000, an increase of $378,000 for the three months and $350,000 for the nine months. This increase resulted from interest on the debt incurred to fund part of the purchase price of ESK Ceramics.

Income before Provision for Income Taxes. Our income before provision for income taxes for the three months ended September 30, 2004 was $11.9 million, an increase of $5.9 million, or 134.7%, from $5.1 million in the corresponding prior year quarter. For the nine months ended September 30, 2004, income before provision for income taxes $30.5 million, an increase of $19.7 million, or 182.3%, from $10.8 million in the corresponding prior year period.

Our Advanced Ceramic Operations division’s income before provision for income taxes for the three months ended September 30, 2004 was $12.1 million, an increase of $7.3 million, or 154.6%, from $4.7 million in the corresponding prior year quarter. For the nine months ended September 30, 2004, income before provision for income taxes $30.7 million, an increase of $20.1 million, or 202.1%, from $10.0 million in the corresponding prior year period. The increase in income before provision for income taxes for both the three and nine months ended September 30, 2004 was a result of higher sales of armor offset by higher general and administrative expenses to support these sales levels.

We began to include the results of our recent acquisition, ESK, in the third quarter of 2004 which had a loss before provision for income taxes of $161,000. The loss for the period was primarily due to $0.8 million of charges related to inventory fair value adjustments and amortization of backlog in connection with the acquisition.

Semicon Associates’ income before provision for income taxes for the three months ended September 30, 2004 was $140,000, an increase of $154,000 million, from a loss before provision for income taxes of $14,000 in the corresponding prior year quarter. For the nine months ended September 30, 2004, income before provision for income taxes $456,000, an increase of $164,000, or 56.2%, from $292,000 in the corresponding prior year period. The increase in income before provision for income taxes for both the three and nine months ended September 30, 2004 was a result of higher sales of microwave cathodes and an increase in gross profit due to increased levels of production while other operating expenses remained relatively constant.

Thermo Materials’ loss before provision for income taxes for the three months ended September 30, 2004 was $157,000, a decrease of $498,000 compared to pre-tax income of $341,000 in the corresponding prior year quarter. For the nine months ended September 30, 2004, income before provision for income taxes $159,000, a decrease of $405,000 million, or 71.8%, from $564,000 million in the corresponding prior year period. The decrease in income before provision for income taxes for both the three and nine months ended September 30, 2004 was primarily due to reduced amounts of sales of rolls, castables and crucibles. Gross profit decreased as a result of reduced manufacturing yields while the decrease was offset by a reduction in operating expenses.

Income Taxes. We had a combined federal and state tax rate of 38.5% for the nine months ended September 30, 2004, resulting in a provision for taxes of $11.7 million, an increase of $8.0 million, or 210.2%, from $3.8 million in the corresponding prior nine month period. Our provision for income taxes for the three months ended September 30, 2004 was $4.6 million, an increase of $2.8 million, or 159.6%, from $1.8 million in the corresponding prior year quarter. The effective income tax rate of 38.5% for the three and nine months ended September 30, 2004 was higher than the 35.0% in the corresponding periods last year primarily because the manufacturing investment credit expired in California at the end of 2003.

Liquidity and Capital Resources

We generally have met our operating and capital requirements with cash flow from operating activities, borrowings under our bank credit facility, and proceeds from the sale of shares of our common stock.

Our net cash position decreased by $8.4 million during the nine months ended September 30, 2004, compared to an increase of $27.8 million during the nine months ended September 30, 2003. For the nine months ended September 30, 2004, cash flow provided by operating activities amounted to $29.5 million. The primary factors contributing to the increase in cash flow from operating activities were net income of $18.8 million, depreciation and amortization of $3.5 million, and increased levels of accounts payable, accrued expenses, income taxes payable and accruals for employee benefits that added an aggregate of $20.6 million. These contributions were offset in part by increases in accounts receivable of $5.7 million due to higher amounts of sales over the nine months ended September 30, 2004, and increased levels of inventories, production tooling, other assets and prepaid expenses that totaled $10.4 million.

We used $152.4 million of our cash for investing activities, including $20.2 million used for capital expenditures and $141.1 million to purchase ESK Ceramics during August 2004 and $100,000 used to purchase Quest Technologies in May 2004. To offset cash used for investing activities, we also liquidated short term investments by $9.0 million to partially fund our acquisition of ESK Ceramics. A majority of our capital expenditures was for equipment to gain additional armor manufacturing capacity and improve operations.

Financing activities provided cash of $113.8 million partially generated from the funding of a $110.0 million term loan, partially offset by $3.2 million in loan fees, and $5.5 million of net borrowings from a line of credit that were both part of a $160 Credit Facility Agreement we entered into on August 18, 2004, with Wachovia Bank, National Association, and a syndicate of banks and other institutional lenders. The Credit Agreement provides for a term loan in the amount of $110 million and a revolving line of credit in the amount of $50 million. All the proceeds from the term loan were borrowed on August 18, 2004 and were used to partially fund the acquisition of ESK Ceramics GmbH and Co. KG (“ESK Ceramics”) from Wacker-Chemie GmbH, pursuant to a Sale and Purchase Agreement dated June 30, 2004. The balance of the purchase price and transaction costs was paid with a portion of the Company’s existing cash.

Principal under the term loan is payable in installments of $275,000 on the last day of each calendar quarter commencing December 31, 2004, with a balloon payment of $102,575,000 payable on August 18, 2011. Additional payments of principal are required annually in an amount equal to 50% of our “excess cash flow,” as defined in the Credit Agreement. Principal may be prepaid at any time, in whole or in part, without premium or penalty at our election. Accrued interest is payable with each installment of principal.

Borrowings under the Credit Agreement bear interest at a rate per annum equal to the base rate chosen by the Company plus a margin determined pursuant to the Credit Agreement. The Company may choose a base rate, which is equal to approximately the London interbank offered rate, commonly known as the LIBOR rate, for deposits in dollars for the interest period selected by the Company. The Company may also choose an “alternate base rate,” as defined in the Credit Agreement, which is a fluctuating interest rate per annum equal to the higher of either (a) the prime rate established by Wachovia Bank from time to time, or (b) one-half of one percent above the Federal Funds Rate. The applicable margin is, in respect to the term loan, 2.00 percent per annum if the LIBOR rate is used and 1.00 percent per annum if an alternate base rate is used. With respect to borrowings under the revolving line of credit, the applicable margin is 2.00 percent per annum through December 31, 2004, and thereafter, the margin is a percentage determined pursuant to the Credit Agreement ranging from 0.25 percent to 1.00 percent if an alternate base rate is chosen, and ranging from 1.50 percent to 2.25 percent if the LIBOR rate is chosen.

The interest rate on $95 million of the $110 million term loan is currently based on the LIBOR rate for a fixed period of six months, at an effective interest rate equal to 3.94 percent per annum. The interest rate on the $15 million balance of the $110 million term loan is currently based on the LIBOR rate for a three-month period at an effective interest rate equal to 3.75 percent per annum.

As of September 30, 2004, the Company borrowed a total of $5.5 million under the revolving line of credit based on the LIBOR rate for a period of one month, resulting in a current effective interest rate on the revolving line of credit loan equal to 3.78 percent per annum.

Pursuant to the bank line of credit, the Company is subject to certain covenants, which include, among other things, the maintenance of specified minimum amounts of tangible net worth and quick assets to current liabilities ratio. At September 30, 2004, the Company was in compliance with these covenants.

Financing activities also provided cash of $1.5 million from the issuance of common stock upon the exercise of employee stock options under the stock option and stock purchase plans.

Our cash, cash equivalents and short-term investments totaled $13.3 million at September 30, 2004, compared to $30.7 million at December 31, 2003. At September 30, 2004, we had working capital of $64.8 million, compared to $60.5 million at December 31, 2003. Our cash position includes amounts denominated in foreign currencies, and the repatriation of those cash balances from our ESK Ceramics subsidiary does not result in additional tax costs. We believe that our current cash and cash equivalents on hand, cash available from the sale of short-term investments, and cash we expect to generate from operations will be sufficient to finance our anticipated capital and operating requirements for at least the next 12 months. We also may utilize cash, and to the extent necessary, borrowings from time to time to acquire other businesses, technologies or product lines that complement our existing business.

Approximately 16% of our revenues for the nine months ended September 30, 2004 were derived from operations outside the United States. Our acquisition of ESK provided additional revenues that were derived outside the United States. Therefore, we are subject to fluctuations in sales and earnings reported in U.S. dollars as a result of changing currency exchange rates.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks related to fluctuations in interest rates on our debt. We routinely monitor our risks associated with fluctuations in currency exchange rates and interest rates. We address these risks through controlled risk management that may, in the future, include the use of derivative financial instruments to economically hedge or reduce these exposures. We do not enter into foreign exchange contracts for speculative or trading purposes. Currently, we do not utilize interest rate swaps.

Given the inherent limitations of forecasting and the anticipatory nature of the exposures intended to be hedged, there can be no assurance that such programs will offset more than a portion of the adverse financial impact resulting from unfavorable movements in either interest or foreign exchange rates. In addition, the timing of the accounting for recognition of gains and losses related to mark-to market instruments for any given period may not coincide with the timing of gains and losses related to the underlying economic exposures and, therefore, may adversely affect our operating results and financial position and cash flows.

We entered into forward foreign exchange contracts primarily to hedge amounts due regarding the purchase price of ESK Ceramics against fluctuations in exchange rates. Our accounting policies for these contracts are based on our designation of the contract as a hedging transaction. Unrealized gains and losses on the forward foreign exchange contract, which equals the difference between the forward contract rate and the prevailing market spot rate at the time of valuation, are recognized as other income (expense) in the consolidated statements of income.

Our debt is primarily comprised of domestic borrowings in the amount of $115 million and $0.5 million of foreign debt converted from euros.

If interest rates were to increase or decrease by 1.0% for the year, annual interest expense would increase or decrease by approximately $1.1 million.

Overall, we are a net recipient of currencies other than the U.S. dollar and, as such, we benefit from a weaker dollar and are adversely affected by a stronger dollar relative to major currencies worldwide. Accordingly, changes in exchange rates, and in particular a strengthening of the U.S. dollar, may negatively affect net sales, gross profit, and net income from our subsidiary, ESK, as expressed in U.S. dollars. This would also negatively impact our consolidated reported results.

Item 4.	Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2004, pursuant to Rule 13a-15 under the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that those disclosure controls and procedures were adequate to ensure that information required to be disclosed in this report is recorded, processed, summarized and reported in a timely basis.

We did not make any changes in our internal control over financial reporting during the quarter ended September 30, 2004 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: November 9, 2004

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