Form 10-Q/A
period 2004-03-31
CERADYNE INC
filed 2005-02-03
CIK 18937

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Securities Exchange Act Rule 12b-2).    YES   ☒    NO  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding as of March 31, 2004
$.01 par value	15,947,654 Shares

EXPLANATORY NOTE

This Amendment No. 1 (the “Amendment”) to the Quarterly Report on Form 10-Q for Ceradyne, Inc. for the quarterly period ended March 31, 2004, as originally filed with the Securities and Exchange Commission on May 10, 2004 (the “Report”), amends the language of Part I, Item 4 of the Report in accordance with the provisions of Item 307 and Item 308 of Regulation S-K and SEC Release No. 33-8238. As a result of this Amendment, the certifications filed as Exhibits 31.1, 31.2, 32.1 and 32.2 under Part II, Item 6 have been re-executed as of the date of this Amendment. No revisions have been made with respect to any other disclosures contained in the Report.

PART I—FINANCIAL INFORMATION

Item 4. Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Ceradyne’s disclosure controls and procedures as of March 31, 2004, pursuant to Rule 13a-15 under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We did not make any changes in our internal control over financial reporting during the quarter ended March 31, 2004 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned thereunto duly authorized.

February 3, 2005	CERADYNE, INC.

	By:	/s/ JOEL P. MOSKOWITZ
Joel P. Moskowitz
Chief Executive Officer

3

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

4