Form 10-K
period 2004-12-31
CERADYNE INC
filed 2005-03-16
CIK 18937

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

As of February 28, 2005, the aggregate market value of the Common Stock held by non-affiliates was approximately $681,347,573.

As of February 28, 2005, there were 24,497,559 shares of registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of registrant’s definitive proxy statement for its annual meeting of stockholders to be held on May 23, 2005 are incorporated by reference into Part III of this Form 10-K.

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

Introduction

We develop, manufacture and market advanced technical ceramic products, ceramics powders and components for defense, industrial, automotive/diesel and commercial applications. Our competitive advantage results from our expertise in ceramic material science as well as our vertically integrated approach of designing much of our key equipment and controlling the manufacturing process from raw material powders to finished product. This allows us to design and manufacture precision, high quality advanced technical ceramic products to meet demanding customer specifications. Our customers include the U.S. government, prime government contractors and large industrial and commercial manufacturers in both domestic and international markets.

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

Our primary products include:

•	lightweight ceramic armor for soldiers and military helicopters;

•	ceramic powders, including boron carbide, boron nitride, silicon nitride and silicon carbide;

•	evaporation boats for metallization of packaging materials used for consumer products;

•	functional and frictional coatings primarily for automotive and textile applications;

•	aesthetic ceramic orthodontic brackets;

•	durable, reduced friction, ceramic diesel engine components;

•	ceramic industrial components for erosion and corrosion resistant applications; and

•	ceramic-impregnated dispenser cathodes for microwave tubes, lasers and cathode ray tubes.

The principal factor contributing to our recent growth in sales is increased demand by the U.S. military for ceramic body armor that protects soldiers. The ongoing adoption of ceramic body armor by the military is driven by a growing recognition of the technical advancement of materials available and the life saving benefits of lightweight ceramic body armor. Recent military conflicts in Afghanistan and Iraq, as well as an increasingly unstable geopolitical climate and the heightened risk of international conflicts, have resulted in increased orders for these products. Ceramic armor contracts generally are awarded in an open competitive bidding process. Our future level of sales of ceramic body armor will depend on our ability to successfully compete for this business. Our sales also increased in 2004 because we purchased ESK Ceramics on August 23, 2004 and their operations have been consolidated with ours since September 1, 2004.

We have also developed other products that could have a significant impact on our long-term growth, including:

•	missile radomes (nose cones) for the defense industry;

•	ceramic crucibles used for melting silicon in the photovoltaic solar cell manufacturing process; and

•	lightweight ceramic armor for incorporation into civilian and military vehicles.

To meet increasingly higher performance standards, advanced technical ceramics have stringent technical manufacturing requirements. We have designed and customized our facilities and capital equipment to enhance our advanced technical ceramic manufacturing processes. We recently implemented lean manufacturing initiatives to lower costs and drive further efficiencies in our manufacturing processes, and are expanding our facilities to add manufacturing capacity.

Our goal is to profitably develop, manufacture and sell advanced technical ceramic components to customers and markets where there is a need for new materials that will increase the efficiency, productivity and life of our customers’ end products. Key elements of our strategy for achieving this goal include:

•	capitalizing on opportunities in the defense market;

•	recruiting and strengthening our executive team;

•	investing to improve our gross margins and manufacturing efficiencies;

•	identifying new products and markets;

•	continuing to diversify our non-defense revenue base;

•	leveraging our facilities and technologies to address new products and markets; and

•	increasing our international sales.

We conduct our operations through four operating segments: our Advanced Ceramic Operations division, our ESK Ceramics subsidiary, our Semicon Associates division and our Thermo Materials division. Our principal executive offices are located at 3169 Red Hill Avenue, Costa Mesa, California 92626, and our telephone number is (714) 549-0421. We maintain a web site at www.ceradyne.com. The reference to our web site address does not constitute incorporation by reference into this report of the information contained at that site. We are organized as a Delaware corporation.

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

The following table illustrates some of the solutions we have designed to meet market opportunities and demands.

MARKET OPPORTUNITY	DEMANDS OF THE MARKET	OUR SOLUTION

DEFENSE

Lightweight ceramic body armor and boron carbide powders	Due to the proliferation of automatic weapons in tactical operations and terrorist conflicts, it has become necessary to stop bullets as large as .50 caliber machine gun rounds. However, vests or other armor must be light enough in weight to allow freedom of movement without undue fatigue.	We have developed lightweight bullet resistant ceramic body armor solutions, including small arms protective inserts (SAPI) and other systems. These products generally consist of hot pressed Ceralloy® 546 (boron carbide) or hot pressed Ceralloy® 146 (silicon carbide) and other ceramic coupled with backings such as Kevlar™ or Spectra Shield™. Our subsidiary, ESK Ceramics, is a major manufacturer of TETRABOR® boron carbide powders, which are used by us and our competitors to manufacture lightweight ceramic body armor.

Lightweight ceramic armor for military aircraft and ground and sea-based vehicles	Military aircraft, ground-based vehicles and boats require protection against automatic weapons. Weight, cost and vehicle compatibility are critical technical parameters.	We have developed a series of lightweight, cost effective ceramic armor systems and attachment mechanisms that have multi-hit protection at various threat levels and can be added to an existing vehicle or designed into new military vehicles and aircraft.

Missile radomes (nose cones)	Defensive tactical missile systems such as the PAC-3 (Patriot Advanced Capability) and the Arrow Missile are designed to fly at extremely high velocities, survive tight turning radii and operate in severe weather conditions. These operating conditions preclude the use of conventional polymer materials for radomes.	We have developed advanced technical ceramic radomes made of fused silica ceramics which meet certain specifications of these tactical defensive missile systems, and we are developing a modified silicon nitride radome for more demanding requirements. We have also established a precision diamond grinding capability to finish these radomes.

MARKET OPPORTUNITY	DEMANDS OF THE MARKET	OUR SOLUTION

INDUSTRIAL

Advanced ceramic structural parts	Applications such as high performance pump seals, blast nozzles, chemical processing, and pulp and paper manufacturing, require components with corrosion and wear resistant properties, mechanical strength, hardness, and the ability to withstand extreme temperature fluctuations.	We have developed products for each of these applications which have excellent wear resistant properties, lightness, hardness and the ability to withstand extremely high temperatures. We manufacture these products using primarily our EKasic® silicon carbide, silicon nitride and boron carbide ceramic.

Boron compounds & Metallurgy	Increasing productivity requirements in primary industries are met with boron nitride powders, which are used as high temperature lubricants and release agents. As filler material in polymers and silicones boron nitride is used for heat conducting and insulating films in the electronic industry. Aluminum and steel foundries increasingly require consumables with longer lifetimes to improve their overall efficiencies.	In the aluminum extrusion industry boron nitride powder, spray or suspension is used as a release agent to keep the hot metal away from the extrusion die. In furnace and high temperature applications it is used as insulation sleeve or support for graphite heaters. Boron nitrides largely inert behavior towards molten metals makes it an ideal material for applications in direct contact with such materials. ESK Ceramics also supplies break rings for horizontal continuous casting and side-dams for thin strip casting. We also supply high density and high purity silicon nitride foundry products for Aluminum-foundries worldwide.

Evaporation boats	Packaging materials used for snack and other food products are often lined with an aluminum coating to preserve shelf life. The coating, or metallization, process requires a tool, called an evaporation boat, which can withstand the high temperature and corrosiveness of melted aluminum.	We have developed evaporation boats, typically made using boron nitride/titanium diboride, that can withstand direct contact with highly corrosive liquids, such as melted aluminum. These evaporation boats are used in the metallization of various surfaces, including paper, plastic and glass.

Semiconductor equipment components for applications in processing chambers	The industry has historically used silicon metal, quartz, and aluminum oxide ceramics to fabricate processing chamber components. Semiconductor equipment manufacturers increasingly require processing chamber components that are longer lasting and result in lower particulate contamination.	We supply high density and high purity nitride and carbide ceramic components to semiconductor wafer processing equipment companies. Our R&D group is working with semiconductor equipment suppliers to tailor our ceramic materials to meet new equipment requirements.

Industrial equipment requiring critical protection against severe wear or corrosion	Failure of industrial equipment is often caused by premature wearing out of surfaces due to abrasive action. An example is paper making equipment where the pulp slurry runs at 5,000 feet per minute.	Ceralloy® 147 Sintered Reaction Bonded Silicon Nitride (SRBSN) industrial wear parts and cutting tool inserts are designed to replace hard metal or even oxide ceramic wear surfaces, resulting in greater productivity, quality and longer uptime. Our MYCROSINT® side damns are used in the refractory industry for the production of steel.

Photovoltaic (solar cell) manufacturing requiring crucibles for melting silicon	In order to produce cost effective solar cell components, it is necessary to melt silicon in a crucible or vessel that will be able to contain the molten silicon yet not allow unwanted chemicals to contaminate the melt.	We have developed a high purity fused silica ceramic crucible (receptacle) which is being used by several photovoltaic cell manufacturers in their silicon melting operation.

Neutron Absorption	Nuclear waste management relies on boron absorbing materials for shielding.	In nuclear engineering, TETRABOR® Boron Carbide absorbers are extensively used as a material for waste management of spent control rods. This application is based on the high cross section of the boron atom for thermal neutrons, the high boron content of boron carbide and the linear dependence of the cross section of neutron energy.

AUTOMOTIVE/DIESEL
Heavy-duty diesel truck engines	In order to achieve diesel engine life of 500,000 miles or more without major maintenance, and to meet current environmental requirements, it may be necessary to replace metal engine components with longer lasting, lighter weight, lower friction ceramic parts at acceptable unit costs.	Our Ceralloy® 147 SRBSN engine components have been developed in order to allow diesel engines to run at higher internal pressures and thus meet environmental and other requirements.

Wear-resistant functional and frictional coatings	Engines generate extreme vibration during operation that can cause components joined by nuts and bolts to loosen. Traditionally, locknut washers have been used for this application.	Our Ekagrip® Foils are wear-resistant functional and frictional coatings utilizing entrapped hard particles either of diamonds or ceramics. These coatings typically are applied to nuts and bolts, in lieu of using locknut washers. This product line increases the static friction coefficient and minimizes the effects of vibration and allows more economic and efficient designs of engines, particularly in the auto industry.

MARKET OPPORTUNITY	DEMANDS OF THE MARKET	OUR SOLUTION

Armored civilian vehicles	When constructing automobiles or limousines with ballistic protection for non-military applications, it is necessary to keep added weight to a minimum in order to achieve reasonable gas consumption and have car components, such as doors, open and close with relative ease.	Using our lightweight ceramic armor developed for military applications, we have adapted the shapes to certain civilian applications such as the Ford Motor Company Lincoln Town Car Ballistic Protection Series.

COMMERCIAL

Orthodontic brackets	Traditional stainless steel orthodontic brackets are often considered unsightly. Substitute clear plastic materials can be weak and may stain. Some orthodontic patients prefer aesthetically pleasing brackets which can be affixed to each tooth to support the arch wire.	Our Transtar® translucent orthodontic brackets are inert, reveal the color of the patient’s teeth, and allow the orthodontist to correct the patient’s bite. Our marketing partner, 3M Unitek, sells this aesthetic ceramic bracket under the brand name Clarity™.

Our Business Strategy

Our goal is to profitably develop, manufacture and sell advanced technical ceramic components to customers and markets where there is a need for new materials that will increase the efficiency, productivity and life of our customers’ end products. Key elements of our strategy for achieving this goal include:

Capitalizing on Opportunities in the Defense Market. The current geopolitical climate, terrorist threats and heightened risk of international conflict have been the primary factors driving demand for our defense products. Our defense marketing and sales efforts will emphasize sales of ceramic armor and missile radomes (nose cones) to the U.S. government and, with the authorization of the U.S. government, to foreign allies of the United States. We intend to expand our lightweight ceramic armor products to address new applications in military boats, vehicles and aircraft.

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

We have completed the renovation and relocation of some of our high energy-utilization manufacturing processes to a 115,000 square foot building that we recently purchased near our Lexington, Kentucky facility where, in addition to other benefits, electricity costs, which are a material part of our cost of product sales, can be reduced significantly. We intend to establish strategic manufacturing relationships in certain international markets, including joint ventures or acquisitions, particularly in low cost manufacturing areas such as Mexico and China. We plan to develop strategic relationships with other manufacturing companies or key customers whose expertise or financial resources can assist us in accomplishing our objectives.

In August 2004, we acquired ESK Ceramics, who has been a supplier to us for over 30 years of boron carbide powder, a key raw material used in the production of our largest product line, body armor. Since the acquisition, we have been consolidating inter-company profits from the inter-company sales and purchases of boron carbide thus reducing our cost of goods sold and increasing gross margins.

Identifying New Products and Markets. We intend to identify new products and markets to meet evolving customer requirements for high performance materials. Often our customers may have a material’s problem, or need, and may not be familiar or comfortable with the advantages of our advanced technical ceramics. We are committed to educating our current and potential customers and assisting them in developing new technical ceramic components for existing or new products and applications. We seek to educate our customers through technical paper presentations and product literature, by participating in technical or trade show meetings and exhibitions and by maintaining a highly qualified technical sales and marketing staff. Our acquisition in May 2004 of the assets and business of Quest Technology, LP, a San Diego, California-based manufacturer of small, precision ceramic parts using an injection molding process, and the acquisition in August 2004 of ESK Ceramics, a German-based manufacturer of ceramic powders and components, have substantially contributed to our goal of broadening our product lines and the markets we serve.

Continuing to Diversify our Non-Defense Revenue Base. We currently depend on the U.S. government for a substantial portion of our revenues. We will continue to grow our customer base, primarily through promoting existing products to new customers and developing new products for new and existing customers. We intend to further diversify our customer product and market base by converting certain advanced technical ceramics, originally developed for defense applications, to industrial and commercial applications. A strategic reason for our acquisition of ESK Ceramics, a European based ceramics manufacturing company, was to diversify our non-defense revenue base.

Leveraging our Facilities and Technologies to Address New Products and Markets. Over the past two decades, we have designed and constructed a substantial array of highly specialized and customized facilities and equipment for the manufacture of a series of advanced technical ceramics. In conjunction with these manufacturing facilities, we have designed equipment and developed processes that we believe allows us to enter new markets. We intend to leverage our equipment and technology to rapidly respond to new product and market opportunities as we identify them.

Increasing our Export Sales. In recent years, we established sales offices in China and England, in addition to commissioned sales representatives in Italy, Germany, Israel, Japan, South Korea, Taiwan and Scandinavia to allow us to better market our products outside the United States. A strategic reason for our acquisition of ESK Ceramics was to expand our sales to customers located outside the United States. Since the consolidation of ESK Ceramics’ operations with ours commencing as of September 1, 2004, their sales to customers located outside the United States were approximately 79% of their total sales during the four month period ended December 31, 2004. ESK Ceramics has sales offices in Germany, France and China. Furthermore, we intend to leverage our existing customer relationships by marketing our products to foreign companies, which are affiliated with U.S. companies with whom we are currently doing business. To accomplish each of these goals, we intend to continue to participate in trade shows outside the United States and to further train our export sales and marketing group (both direct employees and independent manufacturing representatives) through training sessions and annual corporate meetings.

Market Applications and Products

Our products are sold into four principal markets: defense, industrial, automotive/diesel and commercial. The following is a description of our principal products by market application:

Defense

Lightweight Ceramic Armor. We have developed and currently manufacture lightweight ceramic armor capable of protecting against threats as great as 12.7mm armor piercing machine gun bullets. Compared to traditional steel armor plates, our ceramic armor systems offer weight savings as great as 40%. Using hot pressed Ceralloy® ceramic, our armor plates are laminated with either Kevlar™, Spectra Shield™, fiberglass or custom hybrid laminates and formed into a wide variety of shapes, structures and components. Initially, our manufactured ceramic armor was used principally for military helicopter crew seats and airframe panels. We are now also a major supplier of lightweight ceramic body armor for the U.S. military, and we believe we are a leading producer of lightweight ceramic armor for military helicopters. We are also developing products to address similar ballistic protection needs in boats and other vehicles.

Boron Carbide Powders. We manufacture boron carbide powder that is used in the production of lightweight ceramic body armor. Our subsidiary and recent acquisition, ESK Ceramics, is one of leading suppliers of this material in the world. They have been a supplier to us for over 30 years and also supply our ceramic body armor competitors.

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

Fluid Handling/Wear Parts. We also supply products made primarily of our EKasic® silicon carbide, silicon nitride and boron carbide, which have excellent wear resistant properties, lightness, hardness, and can withstand extremely high temperatures. Products furnished are used in high performance pump seals, bearings for fluid handling, riser tubes, blast nozzles and chemical processing.

Boron Compounds & Metallurgy. Boron nitride powders are well known for their excellent release properties during forming and bending of glass. Furthermore, electro statically applied dry boron nitride powder serves as a lubricant for aluminum extrusion and is used as an additive in refractory materials for higher wear and corrosion resistance. EKatherm® is our registered trademark for products made of silicon nitride. EKatherm® foundry products are used by aluminum foundries for transportation of liquid aluminum for use in low and high pressure casting. They are also used in the dosing of liquid aluminum for different processes, temperature measurement and during the heating process of liquid aluminum. Our EKatherm® products display excellent thermal shock resistance and temperature stability up to 1,200° Centigrade.

Evaporation Boats. Our TriMet® evaporation boats are used in the metallization of various surfaces such as plastic, paper or glass. Metallization is a process based on the deposition of a metallic vapor under high vacuum to coat a substrate surface with a thin layer of aluminum, zinc, copper or silver. The preferred metal for the metallizing process is aluminum. Evaporation boats have direct contact with highly corrosive liquid metal alloys and are made out of a boron nitride/titanium diboride composite material. These products provide packaging manufactures the ability to apply molten aluminum to packaging material that as a finished product helps to preserve and maintain the shelf life of food products in the consumer packaging goods industry.

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

Neutron Absorption. Our TETRABOR® boron carbide has a high cross-section for neutrons making it the ideal material for the management of neutron irradiation. Typical applications include the use in neutron absorbing parts, such as control rods in nuclear power plants with powders and pellets or nuclear shielding and transportation of nuclear waste materials using powders and tiles.

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

Wear-Resistant Functional and Frictional Coatings. We have been manufacturing our Ekagrip® Foils for wear-resistant functional and frictional coatings utilizing entrapped hard particles either of diamonds or ceramics. This product line increases the static friction coefficient and minimizes the effects of vibration and allows more economic and efficient designs of engines, particularly in the auto industry. The textile industry also consumes this product.

Commercial

Ceramic Orthodontic Brackets. In orthodontics, to correct a patient’s tooth alignment, a small stainless steel bracket is attached to each tooth. These brackets provide a guide to the archwire, which is the wire that sets into each bracket. The cosmetic appearance of this metal is often considered unattractive. Together with 3M Unitek, we have developed a patented (jointly owned by Ceradyne and 3M Unitek) ceramic bracket which 3M Unitek markets to orthodontists under the brand name Clarity™. The translucency of this ceramic bracket, together with the classic ceramic properties of hardness, chemical inertness and imperviousness, result in a cosmetic substitute for traditional stainless steel brackets. These brackets reveal the natural color of the patient’s teeth while performing the structural functions of traditional stainless steel brackets.

Operating Divisions and Facilities

We serve our markets through four segments from manufacturing facilities in several locations across the United States and from two locations in Europe - Germany and France. The following table includes a summary of our facilities and products comprising our four operating segments.

FACILITY LOCATION	PRODUCTS

Ceradyne Advanced Ceramic Operations

Costa Mesa, Irvine and San Diego, California

Approximately 166,000 square feet

Lexington, Kentucky

Approximately 115,000 square feet

Wixom, Michigan

Approximately 29,000 square feet

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

•      Ceramic armor system components for civilian vehicles

Commercial Applications:

•      Ceramic orthodontic brackets

ESK Ceramics Kempten, Germany Approximately 532,000 square feet Bazet, France Approximately 90,000 square feet

Defense Applications:

•      Boron carbide powders for body armor

Industrial Applications:

•      Ceramic powders: boron carbide, boron nitride, silicon carbide

•      Silicon carbide parts

•      Evaporation boats for the packaging industry

•      High performance pump seals

Automotive/Diesel Applications: • EKagrip® functional and frictional coatings

Ceradyne Semicon Associates Lexington, Kentucky Approximately 35,000 square feet	Industrial Applications: • Ceramic-impregnated dispenser cathodes for microwave tubes, lasers and cathode ray tubes • Samarium cobalt magnets

Ceradyne Thermo Materials Scottdale and Clarkston, Georgia Approximately 132,000 square feet

Defense Applications:

•      Missile radomes (nose cones)

Industrial Applications:

•      Glass tempering rolls

•      Metallurgical tooling

•      Castable and other fused silica products

•      Crucibles for photovoltaic solar cell applications

Sales, Marketing and Customers

Each of our four reporting segments maintains a separate sales and marketing force promoting its individual products. As of December 31, 2004, we had 67 employees directly involved in sales and marketing, including 14 sales and marketing personnel located outside the United States.

We also have agreements with manufacturers’ representatives in foreign countries who are compensated as a percent of sales in their territory. We are focusing much of our marketing effort outside the United States through direct involvement of senior management personnel from our U.S. facilities. Revenues from sales to customers located outside the United States represented approximately 20.5% of our net sales in 2004, 5.4% in 2003 and 10.9% in 2002.

We continue to explore various domestic, international and other relationships to increase our sales and market penetration. We seek long-term relationships such as multi-year agreements or exclusive relationships with our customers to promote a smoother, more predictable flow of orders and shipments.

We sell products and components to the U.S. government and government agencies, as well as to government contractors, original equipment manufacturers and to end users. The U.S. government and government agencies collectively represented approximately 59.2% of our net sales in 2004, 53.7% in 2003 and 35.9% in 2002.

We sell our translucent ceramic orthodontic brackets only to 3M Unitek under an exclusive agreement that ends in 2007. Sales to 3M Unitek represented approximately 4.5% of our net sales in 2004, 8.9% in 2003 and 11.5% in 2002. In March 1986, we entered into a joint development and supply agreement with 3M Unitek for the development of a translucent ceramic bracket for orthodontic appliances, commonly known as braces. 3M Unitek is a major manufacturer of stainless steel orthodontic brackets and, early in our relationship, shared with us the functional specifications and properties which ceramic brackets would be required to satisfy. With this information and our experience with translucent ceramics in defense applications, we developed, and in 1987 began manufacturing, translucent ceramic brackets. 3M Unitek may or may not continue to actively market our ceramic orthodontic brackets, and our agreement with 3M Unitek does not require it to maintain any level of commitment to our products.

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

Our raw materials are fine powders procured from our recently acquired subsidiary, ESK Ceramics, as well as from several outside suppliers. After we process them, the powders are either loaded directly into the hot pressing molds or are shaped into pre-forms prior to loading into the hot pressing molds. The powders are placed in specially prepared graphite tooling, most of which we machine to shape. Heat and pressure are gradually applied to the desired level, carefully maintained and finally reduced. The furnace is removed from the press while cooling to permit the press to be used with another furnace. For most products, this cycle takes approximately 20 hours. The resultant ceramic product generally has mechanical, chemical and electrical properties of a quality approaching theoretical limits. Almost all products, other than armor, are then finished by diamond grinding to meet precise dimensional specifications.

Ceramic Powders (Boron Carbide TETRABOR®, Titanium Diboride, Calcium Hexaboride, Zirconium Diboride). We purchase raw materials like carbon, boric acid and oxides from outside vendors. These raw materials are converted in high temperature processes using an arc furnace process. These products are then purified through a chemical treatment. The next process is the classification; various grain sizes are produced. The specific manufacturing processes result in a very high and constant quality with the resulting finished ceramic powder products used in a wide range of applications, such as ceramics and powders for abrasives, armor, neutron absorption and refractories.

Sintering and Reaction Bonding of Silicon Nitride (SRBSN). The sintering of reaction bonded silicon nitride results in our Ceralloy® 147 SRBSN, which is used in industrial and automotive/diesel applications. This SRBSN process begins with relatively inexpensive high purity elemental silicon (Si) powders, which contrasts sharply with some other competitors’ manufacturing techniques which start with relatively more expensive silicon nitride (Si3N4) powders.

After additives are incorporated by milling and spray drying, the silicon powders are formed into shapes through conventional ceramic processing such as dry pressing. These shapes are then fired in a nitrogen atmosphere which converts the silicon part to a silicon nitride part. At this step (reaction bonding), the silicon nitride is pressure sintered in an inert atmosphere increasing the strength of the component threefold. As a result of SRBSN processing, the ceramic crystals grow in an intertwining “needle-like” fashion which we have named NeedleLok™. The NeedleLok™ structure results in a tough, high fracture energy part. This process can be used to produce extremely high production volumes of parts due to the use of conventional pressing processes.

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

Functional coatings. The coatings result in the deposition of hard particles (typically diamonds) in a nickel layer on steel, aluminum or titanium. We purchase the hard particles—sized between nanometers and 60µm - from outside vendors and customize these raw materials through chemical treatment. Before being coated, the metal parts are chemically cleaned and deburred. The final product is manufactured by an electroless nickel coating process with simultaneous embedding of hard particle grains. The final step is the hardening of the nickel surface by a heat treatment process up to 660°F.

Evaporation Boats (LaserMet®, DiMet®, TriMet®, FlashMet®). Evaporation boats are ceramic sintered parts consisting of titanium diboride/boron nitride and other nitride compositions for our TriMet® product. These components, in the form of ceramic powders, are milled and conditioned. The key forming process is hot pressing, which results in solid sintered billets. From these sintered billets, the evaporation boats are machined with proprietary processes to various types and shapes.

Sintered Parts. For the production of sintered parts, we either buy raw materials like silicon carbide from outside vendors or use our own ceramic powders like TETRABOR® boron carbide. There are various types of ceramic powder materials, such as silicon carbide, silicon nitride, boron nitride, boron carbide and titanium diboride that are available in our standard product portfolio. With our specific developed processes, we condition the ceramic powders by additives, milling, and spray drying into ready-to-press powders. We then utilize the processing steps of forming, green machining, sintering and machining as the materials are transformed into various shapes. We utilize a broad range of technological processes and equipment to accomplish this. An example of these are cold isostatic pressing, axial dry pressing, injection molding, extrusion molding, pressure sintering, hot pressing and hot isostatic pressing.

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

Injection Molding. Certain markets, like medical device components, require ceramic shapes that are small, highly configured and held to tight dimensional tolerances. Many of these can only be produced by the injection molding process. At the present time these powders tend to be oxide ceramics, primarily zirconia, alumina and/or blends thereof that we mix in house. The ceramic powder is then blended with organic ingredients that constitute a proprietary binder system. The resultant feedstock allows us to process the material through a standard injection-molding machine into a precision mold designed by us.

Raw Materials. The starting raw materials for our manufacturing operations are generally fine, synthetic powders available from several domestic and foreign sources, including our subsidiary, ESK Ceramics. During the year end December 31, 2004, we purchased $4.8 million of boron carbide materials from ESK Ceramics, an increase of $3.3 million, or 220.00%, compared to $1.5 million in the year end December 31, 2003. Other raw materials, such as Kevlar™, graphite and metal components are procured from several commercial sources. A raw material, Spectra Shield™, used in the production of armor is on allocation as determined by the U.S. Government. We believe this material will be available in sufficient quantity for our production requirements during 2005.

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

Engineering and Research

Our engineering and research efforts consist of application engineering in response to customer requirements, in addition to new materials and product development. Our efforts create new products, modify existing products to fit specific customer needs and result in developing enhanced ceramic processes.

We allocate costs associated with application engineering and research between cost of product sales and research and development expense. Application engineering efforts devoted to specific customer orders generally are recognized as cost of product sales, while the balance of engineering and research costs is included in research and development and expensed as incurred. Our research and development expenses were approximately $3.3 million in 2004, $2.1 million in 2003, and $2.1 million in 2002.

Competition

Our products compete with advanced technical ceramics products and powders from other companies, as well as with high strength steel alloys and plastic products. When competing with other advanced technical ceramics products and powders, we believe the principal competitive factors are price, product performance, material specifications, application engineering capabilities, customer support and reputation. Some of our competitors include Armor Holdings, ArmorWorks, Cercom, CoorsTek, Kyocera’s Industrial Ceramics Group, Saint Gobain, UK Abrasives, Sintec, GE Advanced Ceramics, Ceramtec, Denka, HC Starck, Hitachi, Morgan, Spectra-Mat and Vesuvius. Many of our current or potential competitors have greater financial, marketing and technical resources than we do. We cannot guarantee that we will be able to compete successfully against our current or future competitors. If we fail to compete successfully, there could be material adverse effects on our business, financial condition and results of operations. In many applications we also compete with manufacturers of non-ceramic materials. When competing with high strength steel alloys and plastic products, we may not be able to compete effectively when price is a primary consideration, because our products are typically more expensive.

Backlog

We record an item as backlog when we receive a contract, purchase order or other notification indicating the number of units to be purchased, the purchase price, specifications and other customary terms and conditions. As of December 31, 2004, we had backlog of approximately $199.9 million and $4,400 of unexercised options for orders. As of December 31, 2003, we had backlog of approximately $103.1million and $1.1 million of unexercised options for orders. We expect that substantially all of the firm scheduled orders as of December 31, 2004 will be shipped within the next twelve months.

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

In addition to the above, we have been issued 21 U.S. patents and have 14 patents pending and have applied for corresponding foreign patents in various foreign countries. The earliest of these patents expires in 2006.

Of the number of patents indicated above, our subsidiary, ESK Ceramics, has been issued 14 U.S. patents, while 6 patents are pending and one new patent has been filed in 2004.

The proprietary coarse grained silicon carbide materials, including silicon carbide materials with graphite inclusions, are protected by patents in Europe, the United States, Canada and Japan. These patents expire in 2017. Other patents and one patent pending also relate to sintered silicon carbide materials, the earliest expiring 2010. Another 4 patents for evaporation boats have been issued in Europe, the United States, Canada and Japan. The earliest of these patents expires 2018. Two other patents are on Ekagrip®, the friction enhancing coatings, which expire in 2019. Other patents relate to boron nitride materials and composite ceramic materials.

“Ceralloy®,” the name of our technical ceramics, “Ceradyne®” and the Ceradyne logo, comprising the stylized letters “CD®,” are our major trademarks registered in the United States and various foreign countries. We also have other trademarks, including “Transtar®,” “Semicon®,” “Thermo®,” “Netshape®,” “Defender®,” “NeedleLok™,” and “Ramtech™”. The ESK name and logo, and ESK Ceramics’ major product trademarks, including “TETRABOR®”, “EKasic®”, “DiMet®”, “TriMet®”, “MYCROSINT®” and “EKagrip®” are registered in Germany and many countries worldwide.

Employees

As of December 31, 2004, we had approximately 1,442 employees, including 50 employees with undergraduate or graduate degrees in ceramic engineering. Of these total employees, 1,090 were in manufacturing, 165 were in engineering and research, 67 were in sales and marketing, and 120 were in general management, finance and administration. We also use temporary labor in some of our production operations. We generally consider our relationship with employees to be excellent. None of our U.S.-based employees are represented by labor unions.

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

RISK FACTORS

This annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate,” “continue,” or other similar words. Our actual results may differ materially from the results projected in the forward-looking statements. While the risks described below are the ones we believe are most important for you to consider, these risks are not the only ones that we face. If any of the following risks actually occur, our business, financial condition, operating results or cash flows could be materially harmed.

A very substantial portion of our revenue is derived from the sale of defense related products. If we fail to obtain new government contracts or orders under existing contracts, if existing government contracts or orders are cancelled, or if federal budget appropriations involving our products are reduced, our revenue, profits and cash flows could decline.

Historically, a very substantial portion of our revenue has been derived from the sale of defense related products, such as ceramic body armor, either directly or indirectly to the U.S. government. We anticipate that a substantial portion of our revenue for the foreseeable future will continue to come from such sales. These contracts typically may be cancelled at any time without penalty, other than our right to be reimbursed for certain expenses. If the U.S. government were to cancel any of these government contracts, our revenue and profitability could be reduced.

Our business is highly sensitive to changes in national and international defense and budget priorities. For example, in 2003 and 2004, our revenue from the sale of ceramic body armor increased significantly due to the U.S. military’s acceleration of its program to equip its soldiers with ceramic body armor systems because of the war in Iraq. Demand for ceramic body armor may decline when the number of body armor systems shipped is sufficient to equip front-line troops, if conflicts in the Middle East and other high risk areas subside, or if U.S. defense budget appropriations are reduced.

Many defense contracts are awarded in an open competitive bidding process, and our past success in winning government contracts does not guarantee that we will win any new contracts in the future. Based upon our backlog for ceramic body armor as of December 31, 2004, we anticipate that revenue from the sale of these products will increase in 2005. However, unless we receive additional orders under existing contracts or are successful in winning new contracts for sales of these products, revenue from sales of these products will decline materially after 2005 from the levels we obtained in 2004 and we expect to obtain in 2005.

Our revenue and cash flows from the sale of defense related products could also be reduced if a significant number of our government contracts are delayed or cancelled due to cutbacks in defense, homeland security or other federal agency budgets or other reasons. Our success depends upon our ability to successfully compete for and retain such government contracts. If we, or if prime contractors for which we are a subcontractor, fail to win any particular bid, or if we are unable to replace business lost upon cancellation, expiration or completion of a contract, our revenue and cash flows could be reduced.

A critical raw material used to make ceramic body armor is in limited supply. A delay or inability to obtain sufficient quantities of this material could limit the amount of body armor we can manufacture and therefore result in reduced revenue, profits and cash flows.

The ceramic body armor that we manufacture consists of a ceramic armor plate that we laminate with an ultra-high molecular weight polyethylene textile material, which is available in the United States only from Honeywell International, Inc., under the brand name Spectra Shield®, and from Royal DSM N.V., under the brand name Dyneema®. Due to the rapid escalation in the demand for ceramic body armor, the quantities of Spectra Shield and Dyneema materials are currently in limited supply and on allocation. Although we believe that sufficient quantities of these materials will be available to fulfill our projected needs for 2005, any delay or interruption in the supply of either of these materials could adversely affect our ability to fulfill our current orders for ceramic body armor. Moreover, if orders increase from our currently anticipated levels for ceramic body armor to be shipped during 2005, we may not be able to fulfill those additional orders if supplies of Spectra Shield and Dyneema materials are limited. In either case, if a delay or reduction in current supplies of Spectra Shield or Dyneema occurs, or if Honeywell or DSM do not increase their production capacity for those materials, we may not be able to ship all of our orders for ceramic body armor, which could result in reduced revenue, cash flows and profits.

Recent acquisitions may place a significant strain on our management and resources and we may be unable to effectively integrate and develop the acquired businesses, which could cause our business to suffer.

We have limited experience integrating remote operations into our organizational structure. Our acquisitions during 2004 of ESK Ceramics and Quest Technology require us to integrate the technology and operations of these businesses with our company. In the case of ESK Ceramics, the magnitude of the acquisition will also require us to make changes to our own management team by adding executive positions to assist in the management of ESK Ceramics and to assimilate its foreign workforce. In addition, our increasing international presence resulting from this acquisition may increase our exposure to foreign political, currency and tax risks. If we are unable to efficiently manage the integration of these acquisitions, we may incur additional expenses and experience production delays, which could result in reduced revenue and profits.

The risks we face as a result of these acquisitions include, but are not limited to:

•	our ability to retain and motivate the acquired businesses’ employees;

•	our ability to retain and develop the acquired businesses’ customers;

•	we may fail to realize the potential cost savings or other financial benefits and/or the strategic benefits of the acquisitions;

•	we may incur substantial unanticipated integration costs;

•	we may experience financial and accounting challenges and complexities in areas such as tax planning, treasury management and financial reporting; and

•	assimilating the acquired businesses may divert significant management attention and financial resources from our historical operations and could disrupt our ongoing business.

If we are not able to successfully integrate and develop these two acquired businesses, our revenue and operating results may be negatively affected in future periods, which may cause our stock price to decline. We may incur liabilities from the acquired businesses, including liabilities for infringement of intellectual property rights or other claims, and we may not be successful in seeking indemnification for such liabilities or claims. In addition, as a result of the risks and uncertainties associated with these acquisitions, our ability to make predictions of our future revenue, costs and expenses and operating results may become more difficult.

Our acquisition of ESK Ceramics required us to obtain substantial debt financing. If we default under this loan, our business and stock price could suffer.

We financed a substantial portion of the purchase price for our acquisition of ESK Ceramics with $110 million of long-term debt borrowed under a new $160 million credit facility. Our obligations under this loan are secured by substantially all of the assets of Ceradyne and ESK Ceramics, other than real property. The loan requires that we maintain specified minimum financial statement ratios and imposes restrictive covenants that will limit our flexibility in how we operate our business. Our business must continue to generate sufficient cash flow to enable us to pay the interest on this debt and repay principal. If we fail to make payments when due or fail to perform other required covenants under this credit facility, the lenders could declare a default and the resulting consequences could substantially hurt our business and cause our stock price to decline.

Defects in our products could harm our reputation for quality products, increase our operating expenses, reduce sales of our products and impact cash flows.

Our products have in the past contained, and may in the future contain, errors or defects that may be detected at any point in the life of the products. Detection of such errors could result in delays in shipping and sales during the period required to correct such errors. Real or perceived defects in our products may result in product returns, loss of sales, delays in market acceptance, injury to our reputation and increased warranty costs, which could reduce our sales and profits. For example, in March 2002, the U.S. government determined that several lots of our small arms protective inserts, called

SAPI, for lightweight ceramic body armor failed to pass ballistics reverification tests. As a result, we stopped production of our SAPI product, modified the design of our product and resumed shipping approximately four months later. In addition, we agreed to correct or replace at our expense all supplies of our SAPI product sales that did not meet the original contractual requirements. As a result, we recorded a warranty reserve of $650,000 in the second quarter of 2002 against cost of product sales.

We have recently made significant investments to increase our manufacturing capacity and improve our product yields in response to increased demand. If our efforts to bring our new plants to full functional usage are not successful, our gross margins, profitability and cash flows may suffer.

We experienced a sudden increase in demand for ceramic body armor for military personnel and cam rollers for diesel engines during 2002. This demand increased further in 2003 and 2004, and we anticipate the trend will continue in 2005. In the effort to meet the sudden increased demand for our products, in 2002 we suffered from manufacturing inefficiencies, including low product yields, which caused our gross profit margins on these products to suffer in 2002. These problems were reduced during 2003 and 2004 as we implemented a number of new programs and management initiatives to improve manufacturing efficiencies, and we experienced higher product yields and an increase in our gross profit margins on these products during 2003 and 2004.

In response to the increased demand, we made significant capital expenditures during 2003 and 2004 to increase our production capacity for these products. We paid $3.4 million in June 2003 to purchase a 41,000 square foot manufacturing facility in Irvine, California, which we previously had leased. In October 2003, we purchased a 115,000 square foot facility in Lexington, Kentucky for $2.4 million, which we are converting into manufacturing and office space to expand production capacity for diesel engine components and ceramic body armor. We began producing diesel engine components in this new Lexington, Kentucky facility during the third quarter of 2004, and commenced production of ceramic body armor in this facility during the first quarter of 2005. During 2003, we leased an additional 47,000 square feet near Scottdale, Georgia, to provide additional manufacturing capacity for our Thermo Materials division. In April 2004, we leased an additional 23,000 square feet in Irvine, California to provide additional manufacturing capacity for our Advanced Ceramics Operations division.

Our increased production capacity may not, however, enable us to manufacture the required quantities of our products in a timely manner. Additionally, these plants may take longer than anticipated to bring up to full functional usage, thereby causing additional expense and time delay than originally estimated. Further, demand for cam rollers and ceramic armor may not remain at levels sufficient to justify these additional capital expenditures. As a result, the profit margins we ultimately achieve on sales of ceramic body armor and cam rollers may be lower than our historical profit margins. In order to satisfy customer demand for these products while achieving acceptable profit margins, we must:

•	achieve significant manufacturing cost reductions through increased efficiency;

•	add manufacturing personnel; and

•	improve product yields.

Moreover, managing our expansion and relocation efforts will put pressures on our operational, financial and managerial resources. To effectively manage our expansion and relocation effort, we must:

•	continue to purchase new, or move existing, manufacturing equipment to our new Lexington, Kentucky facility;

•	engage, train and manage managerial and production personnel or relocate such personnel from our California operations; and

•	implement and improve our operational, financial and management information systems.

We may not be able to complete the expansion or relocation in a timely manner or within our capital expenditure budgets. We may not realize anticipated cost savings, especially if energy costs in Kentucky, which are substantially lower than in California, do not remain at expected levels over time. The expansion and relocation could also disrupt our operations. Certain of our contracts contain punitive provisions for missed deadlines. If the expansion or relocation causes a disruption in our operations, we may miss deadlines and be required to make penalty payments under these contracts. Moreover, some of the capital equipment for our Kentucky facility is being specially designed and built to our requirements. This equipment is complex and has not been constructed previously. As a result, we may not be able to complete the construction of this equipment on time or within our budget and the equipment may not operate as planned. Any of these occurrences could result in an increase in our operating expenses and a reduction in our revenue as a result of delays in the production of our products. As a result, our gross margin and profitability may suffer.

Growth in our operations may strain our resources, and if we fail to successfully manage our growth, we could incur higher operating costs and delays in the production of our products, which could result in reduced revenue, profits and cash flows.

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

Any failure to effectively manage growth could result in increased operating costs and delays in the development and production of our products. If this occurs, our revenue and profits could decline.

Our business is subject to the risks associated with doing business outside the United States.

Shipments to customers outside of the United States accounted for approximately 20.5% of our sales in 2004, 5.4% of our sales in 2003, and 10.9% in 2002. The big increase in 2004 was due primarily to our acquisition of ESK Ceramics in August 2004, whose operations have been consolidated with ours since September 1, 2004. ESK Ceramics’ operations are located in Germany and France; approximately 79.0% of its sales are to customers located outside of the United States. We anticipate that international shipments will account for a large portion of our sales for the foreseeable future. Therefore, the following risks associated with international business activities could have material adverse effects on our performance:

•	burdens to comply with multiple and potentially conflicting foreign laws and regulations, including export requirements, tariffs and other barriers, health and safety requirements, and unexpected changes in any of these factors;

•	difficulty in obtaining export licenses from the U.S. government for sales of our defense-related products;

•	differences in intellectual property protections;

•	longer accounts receivable payment cycles;

•	potentially adverse tax consequences due to overlapping or differing tax structures;

•	fluctuations in currency exchange rates; and

•	risks associated with sales to foreign government agencies similar to the risks associated with dealing with with U.S. government agencies.

We have traditionally invoiced our sales from the United States to customers in foreign countries in U.S. dollars. Consequently, if the U.S. dollar becomes more expensive relative to the currencies of our foreign customers, the price of our products that we export from the United States to those countries will rise and our sales into those countries, or our profitability within those countries, may fall. In addition, in the future, we may be required to denominate foreign sales in the local currencies of our customers. In that case, if the U.S. dollar were to become more expensive relative to the currencies of our foreign customers, we would receive fewer U.S. dollars for each unit of foreign currency that we receive when our customers pay us. Therefore, a more expensive U.S. dollar would cause us to incur losses upon the conversion of accounts receivable denominated in foreign currencies. Such losses could harm our results of operations.

Our recently acquired subsidiary, ESK Ceramics, whose operations are located primarily in Germany and France, invoices approximately 67.0% of its sales in Euros; its sales to customers located in the United States are invoiced in U.S. dollars. If the Euro becomes more expensive relative to the currencies of ESK Ceramics’ customers located outside the European Union, the price of its products sold to customers in those countries will rise and its sales into those countries, or its profitability within those countries, may fall.

If we are unable to compete successfully against current and future competitors, our revenue could decline.

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

Some of our competitors include Armor Holdings, ArmorWorks, Cercom, CoorsTek, Kyocera’s Industrial Ceramics Group, Saint Gobain, UK Abrasives, Sintec, GE Advanced Ceramics, Ceramtec, Denka, HC Starck, Hitachi, Morgan, Spectra-Mat and Vesuvius. Many of our current or potential competitors have greater financial, marketing and technical resources than we do. If we fail to compete successfully against our current or future competitors, our revenue and profitability could decline.

All of our sales of ceramic orthodontic brackets are sold to 3M Unitek pursuant to an exclusive agreement that prohibits us from selling to other parties. A material portion of our revenue and profits is derived from this agreement, and if our sales to 3M Unitek decline, our overall revenue, profits and cash flows may also decline.

We sell our ceramic orthodontic brackets exclusively to 3M Unitek under an agreement, which expires in 2007. As a result, our revenue from this product is entirely dependent upon 3M Unitek. 3M Unitek also offers traditional stainless steel orthodontic brackets. We cannot guarantee that 3M Unitek will devote substantial marketing efforts to the sale of our ceramic orthodontic brackets, or that 3M Unitek will not reassess its commitment to our product. If 3M Unitek fails to actively market our ceramic orthodontic brackets or decides to promote a competing product over ours, this could cause the sales of our ceramic orthodontic brackets to decline and a reduction in our revenue, profits and cash flows.

In addition, the future success of our ceramic orthodontic brackets depends on our ability to maintain and increase market acceptance for our product compared to other competitive solutions, including traditional stainless steel brackets and newer products such as transparent plastic orthodontic aligners, synthetic sapphire brackets and other ceramic brackets. If demand for our product declines, or if competitive products gain market share, the sales of our ceramic orthodontic brackets may decline, resulting in a decrease in our revenue, profits and cash flows.

Moreover, the first of our two patents for our ceramic orthodontic brackets, which we jointly own with 3M Unitek, expires in 2007. Upon expiration of the patent, we may not be able to prevent third parties from manufacturing and selling competitive ceramic orthodontic brackets. Ceramic orthodontic brackets manufactured and sold by third parties may be less expensive than ours and may cause sales of our ceramic orthodontic brackets to decline either as a result of pricing pressure or loss of market share. As a result, our revenue, profits and cash flows may also decline.

Our ability to operate effectively could be impaired if we were to lose the services of Joel P. Moskowitz or our other key personnel, or if we are unable to recruit qualified managers and key personnel in the future.

Our success depends on the continued service of our management team and key personnel, including Joel P. Moskowitz, our Chairman and Chief Executive Officer and President; Jerrold J. Pellizzon, our Chief Financial Officer and Corporate Secretary; David P. Reed, our Vice President, and President of North American Operations; and Peter Hartl, the President of our recently acquired subsidiary, ESK Ceramics. Mr. Moskowitz was diagnosed with non-Hodgkin’s lymphoma. He completed chemotherapy treatments in January 2005, and his current prognosis is positive.

If Mr. Moskowitz becomes unable to continue working due to health reasons, or if one or more of these individuals were to resign or otherwise terminate their employment with us, we could experience a loss of sales, delays in new product development and diversion of management resources, and we may have difficulty replacing any of these individuals. We do not have employment agreements or key person insurance on any of our executive employees.

Competition for skilled employees is intense and we may not be able to recruit and retain such personnel. If we are unable to retain our existing managers and employees or hire and integrate new employees, we may experience operating inefficiencies, production delays and reduced profitability.

We may not be able to increase market awareness and acceptance of advanced technical ceramics in new applications and products, which could limit our ability to increase revenue, profitability and cash flows in the future.

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

Uninsured losses arising from third party claims brought against us could result in payment of substantial damages, which would decrease our cash reserves and could harm our profitability and cash flows.

Our products are used in applications where the failure to use our products properly or their malfunction could result in serious bodily injury or death. We may not have adequate insurance to cover the payment of any potential claim related to such injuries or deaths. Insurance coverage may not continue to be available to us or, if available, may be at a significantly higher cost. In addition, we are self-insured against workers compensation claims in an amount that exceeds our accrual for such claims. Our accrual is based on our historical experience with these claims, and we have excess liability insurance to cover losses beyond a specified amount. Our accrual may not be adequate to cover actual claims. Third party or workers compensation claims brought against us that exceed our insurance coverage or accruals would likely be paid out of our cash reserves, increasing our need for cash and potentially harming our profitability.

We are subject to extensive government regulation, and our failure or inability to comply with these regulations could subject us to penalties and result in a loss of our government contracts, which could reduce our revenue, profits and cash flows.

We must comply with and are affected by various government regulations that impact our operating costs, profit margins and our internal organization and operation of our business. Furthermore, we have production contracts with governmental entities and are subject to additional rules, regulations and approvals applicable to government contractors. We are also subject to routine audits to assure our compliance with these requirements. Our failure to comply with these regulations, rules and approvals could result in the impositions of penalties and the loss of our government contracts and disqualification as a U.S. government contractor. As a result, our revenue and profits could be reduced.

If we fail to comply with environmental laws and regulations, we could incur an increase in our operating costs and a decrease in our profits and cash flows.

We are subject to a variety of environmental regulations relating to the use, storage, discharge and disposal of hazardous materials used to manufacture our products. Authorities could impose fines, suspend production, alter our manufacturing processes, or stop our operations if we do not comply with these regulations.

In the past, we produced certain products using beryllium oxide, which is highly toxic in powder form. This powder, if inhaled, can cause chronic beryllium disease in a small percentage of the population. We have been sued in the past by former employees and by employees of one of our customers and by their family members alleging that they had contracted chronic beryllium disease as a result of exposure to beryllium oxide powders used in our products. All of these claims have been dismissed without incurring material liability. We may not, however, be able to avoid future liability to persons who may allege that they contracted chronic beryllium disease as a result of exposure to the beryllium oxide we used in prior years.

Any failure to comply with current or subsequently enacted environmental statutes and regulations could subject us to liabilities, fines or the suspension of production. Furthermore, any claims asserted against us in the future related to exposure to beryllium oxide powder may not be covered by insurance. Even if covered, the amount of insurance may be inadequate to cover any adverse judgment.

Fines and other punishments imposed on us for environmental violations and expenses we incur to remedy or comply with environmental regulations and future liability for incidences of chronic beryllium disease contracted by employees or employees of customers would decrease our cash reserves and could harm our profitability.

We may not be able to adequately safeguard our intellectual property rights from unauthorized use, and we may become subject to claims that we infringe on others’ intellectual property rights.

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

Although we implement protective measures and intend to defend our proprietary rights, these efforts may not be successful. We may have to litigate within the United States or abroad to enforce our issued or licensed patents, to protect our trade secrets and know-how or to determine the enforceability, scope and validity of our proprietary rights and the proprietary rights of others. Enforcing or defending our proprietary rights could be expensive, requires management attention and might not bring us timely and effective relief.

Furthermore, third parties may assert that our products or processes infringe their patent rights. Our patents may be challenged, invalidated or circumvented. Although there are no pending or threatened intellectual property lawsuits against us, we may face litigation or infringement claims in the future. Infringement claims could result in substantial costs and diversion of our resources even if we ultimately prevail. A third party claiming infringement may also obtain an injunction or other equitable relief, which could effectively block the distribution or sale of allegedly infringing products. Although we may seek licenses from third parties covering intellectual property that we are allegedly infringing, we may not be able to obtain any such licenses on acceptable terms, if at all.

Our stock price has been volatile, which may make it more difficult to realize a gain on your investment in our stock.

The market price and trading volume of our common stock has been subject to significant volatility, and this trend may continue. The value of our common stock may decline regardless of our operating performance or prospects. Factors affecting our market price include:

•	our perceived prospects;

•	variations in our operating results and whether we have achieved our key business targets;

•	the limited number of shares of our common stock available for purchase or sale in the public markets;

•	sales or purchases of large blocks of our stock;

•	changes in, or our failure to meet, our earnings estimates;

•	changes in securities analysts’ buy/sell recommendations;

•	differences between our reported results and those expected by investors and securities analysts;

•	announcements of new contracts by us or our competitors;

•	market reaction to any future acquisitions, joint ventures or strategic investments announced by us or our competitors;

•	developments in the financial markets; and

•	general economic, political or stock market conditions.

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

We do not anticipate paying any cash dividends on our common stock. Consequently, you will not earn any return on your investment in our common stock unless you are able to sell the shares of our stock that you hold at a higher price than you pay for them.

We have never declared or paid cash dividends on our common stock and do not plan to pay any cash dividends in the near future. Our current policy is to retain all funds and earnings for use in the operation and expansion of our business. Additionally, our new credit facility may restrict the payment of dividends. Consequently, you will not earn any return on your investment in our common stock unless you are able to sell the shares of our stock that you hold at a higher price than you pay for them.

Delaware law may delay or prevent a change in control, which could inhibit your ability to receive a premium price for your shares.

We are subject to the provisions of section 203 of the Delaware General Corporation Law. These provisions prohibit large stockholders, in particular a stockholder owning 15% or more of the outstanding voting stock, from consummating a merger or combination with a corporation unless this stockholder receives board approval for the transaction or 66 2/3% of the shares of voting stock not owned by the stockholder approve the merger or transaction. These provisions of Delaware law may have the effect of delaying, deferring or preventing a change in control, and may discourage bids for our common stock at a premium over its market price.

ITEM 2.	Properties

Operating Divisions and Facilities

We serve our markets through four segments from manufacturing facilities in several locations across the United States and in Europe. The following table includes a summary of our facilities included within each or our four reportable operating segments.

FACILITY LOCATION	APPROXIMATE SQUARE FOOTAGE	OWNERSHIP/LEASE STATUS

Ceradyne Advanced Ceramic Operations
Costa Mesa, California	84,000	This lease expires in October 2005.
Irvine, California	40,000	We purchased this facility in June 2003.
Irvine, California	23,000	This lease expires in April 2009.
Irvine, California	10,000	This lease expires in August 2005.
San Diego, California	10,000	This lease expires in December 2005.
Lexington, Kentucky	115,000	We purchased this facility in October 2003.
Wixom, Michigan	29,000	This lease expires in April 2010.

ESK Ceramics
Kempten, Germany	532,000	We purchased these facilities in August 2004 and the 22 acre property on which they are located.

Bazet, France	90,000	We purchased this facility in August 2004 and the 4 acre property on which our facility is located.

Ceradyne Semicon Associates
Lexington, Kentucky	35,000	We own this facility, as well as the 5 acre property on which our facility is located.

Ceradyne Thermo Materials
Scottdale, Georgia	85,000	This lease expires in December 2015.
Clarkston, Georgia	47,000	This lease expires in May 2009.

ITEM 3.	Legal Proceedings

We are involved in legal proceedings incidental to our business from time to time. There are no material actions currently pending.

ITEM 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2004.

EXECUTIVE OFFICERS OF CERADYNE

Our executive officers and directors and their ages as of March 1, 2005 are as follows:

Name	Age	Position
Joel P. Moskowitz	65	Chairman of the Board, Chief Executive Officer and President
David P. Reed	50	Vice President, and President of North American Operations
Jerrold J. Pellizzon	51	Chief Financial Officer and Corporate Secretary
Michael A. Kraft	42	Vice President of Sales, Marketing and Business Development
Dr. Peter Hartl	48	Vice President, and President of ESK Ceramics
Marc King	65	Vice President of Armor Operations
Bruce Lockhart	42	Vice President, and President of Thermo Materials
Jeff Waldal	40	Vice President, and President of Semicon Associates
Earl E. Conabee	67	Vice President, and Director of Marketing, Thermo Materials

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

David P. Reed joined Ceradyne in November 1983, and has served as a Vice President since January 1988. In March 2005, Mr. Reed was appointed to the newly created position of President of North American Operations, with responsibility for all the company’s Advanced Ceramic Operations in Costa Mesa, Irvine and San Diego, California, as well as the new plant in Lexington, Kentucky; Ceradyne Thermo Materials, in Scottdale, Georgia; and Ceradyne Semicon Associates, in Lexington, Kentucky. Mr. Reed’s focus has been and will continue to be on lightweight ceramic armor systems. Prior to joining Ceradyne, Mr. Reed served as Manager, Process Engineering for the Industrial Ceramic Division of Norton Co. from 1980 to 1983. Mr. Reed obtained a B.S. in Ceramic Engineering from Alfred University in 1976 and an M.S. in Ceramic Engineering from the University of Illinois in 1978.

Jerrold J. Pellizzon joined us in September 2002 and serves as our Chief Financial Officer and Corporate Secretary. Prior to joining us, Mr. Pellizzon was Chief Executive Officer of DrSoy Nutrition, Inc., from 2000 until 2002. From 1994 through 2000, Mr. Pellizzon served as Chief Operating Officer and Chief Financial Officer of Met-Rx Substrate Technologies. From 1984 to 1993, Mr. Pellizzon was Chief Financial Officer for Breton Construction, Inc., and served on their executive committee and board of directors. Prior to 1984, Mr. Pellizzon held executive and management positions at Duke Timber Construction/Tobin Steel Company and was employed as a C.P.A. in public accounting. Mr. Pellizzon obtained his B.S. in Economics from UCLA in 1975.

Michael Kraft joined Ceradyne in March 2005 in the newly created position of Vice President of Sales, Marketing and Business Development. This position encompasses sales and marketing for all Ceradyne profit centers, including responsibility for the integration of Ceradyne’s 2004 acquisition of ESK Ceramics of Kempten, Germany. Prior to joining us, Mr. Kraft was Managing Director of BVI Capital Partners from 2003 through 2005, and President and Founder of KAM Solutions, LLC in 2003. From 2000 through 2002, Mr. Kraft was President, USA, for Rational AG and from 1993 through 2000, he held various management and marketing positions with Kulicke & Soffa Industries, Inc. Prior to 1993, Mr. Kraft held various management and marketing positions with General Electric Company. He holds degrees with honors from Michigan State University in electrical engineering and an MBA degree from Pennsylvania State University.

Dr. Peter Hartl joined Ceradyne as the result of the Company’s acquisition of the German technical ceramic company, ESK Ceramics GmbH & Co. KG, completed in August 2004. Dr. Hartl was elected a Vice President in November 2004, and is President of ESK Ceramics. He joined ESK Ceramics in 1998 as Vice President in charge of boron compounds. Prior to joining ESK, Dr. Hartl spent 11 years at ESK’s former parent company, Wacker Chemie, starting in Wacker’s research department and moving to the chemical regulations department as part of a management development project. He became technical support manager in Wacker’s silicone division and was later appointed regional manager for silicone sealants to establish sales, marketing, production, and service operations in Singapore.

Marc King joined Ceradyne in September 2004 as Vice President of Armor Operations in Washington, D.C. to support ongoing growth of the Company’s ceramic armor business, particularly in armor for ground-based military vehicles. Prior to joining Ceradyne, he was Vice President of Business Development for Mistral, Incorporated, where he developed strategies for marketing and sales to the U.S. government markets, including Department of Defense (DoD) and Homeland Security. Prior to Mistral, Mr. King was president of GMA Cover Corporation (USA), a supplier to the United States Army Tank-Automotive and Armaments Command and the Defense Logistics Agency. Before that, he was Vice President of Gichner Systems Group (GSG), and President of its refrigerated truck body division. Gichner supplied shelters, enclosures, and other troop-support equipment through the DoD. Prior to GSG, Mr. King was Director of Allied Defense Industries’ land systems and aerospace divisions, where he planned and directed the marketing of defense and defense-related equipment, including vehicle armor. Mr. King’s military experience includes responsibility for command, operations, and logistical support for U.S. Army ground and air troops and weapons and ground warfare systems deployment. He also was a Congressional coordinator for the Secretary of the Army and managed Congressional legislative directives to the Army. He completed his military career as a lieutenant colonel.

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

Our officers are appointed by and serve at the discretion of our Board of Directors.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the Nasdaq National Market under the symbol “CRDN.” The following table shows the high and low closing sale prices for our common stock as reported by the Nasdaq National Market during the calendar quarters indicated:

	High	Low
Year Ended December 31, 2003
First Quarter	$4.69	$3.45
Second Quarter	8.27	4.02
Third Quarter	12.87	7.83
Fourth Quarter	20.20	10.87
Year Ended December 31, 2004
First Quarter	21.13	14.63
Second Quarter	25.59	16.82
Third Quarter	29.27	21.20
Fourth Quarter	38.73	27.78

As of February 28, 2005, there were approximately 529 holders of record of our common stock.

We have never declared or paid cash dividends on our common stock and do not plan to pay any cash dividends in the near future. Our current policy is to retain all funds and earnings for use in the operation and expansion of our business.

We did not sell any equity securities during the year ended December 31, 2004 that were not registered under the Securities Act of 1933, other than shares of our common stock that we issued in May 2004 in connection with the purchase of the assets and business of Quest Technology, LP. This transaction was previously reported in our 10-Q Report for the quarter ended June 30, 2004.

All share prices in the table above have been adjusted to give retroactive effect to a 3-for-2 split of our common stock in the form of a 50% stock dividend distributed on April 7, 2004, and a second 3-for-2 split of our common stock in the form of a 50% stock dividend distributed on January 18, 2005.

ITEM 6.	Selected Financial Data

The following selected consolidated financial data as of December 31, 2000, 2001 and 2002 and for the years ended December 31, 2000 and 2001 are derived from our audited consolidated financial statements, which are not included in this report. The selected consolidated financial data as of December 31, 2003 and 2004 and for the years ended December 31, 2002, 2003 and 2004 are derived from our audited consolidated financial statements, which are included elsewhere in this report. Our historical results are not necessarily indicative of the results of operations for future periods. The following data is qualified in its entirety by and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes relating to those statements appearing elsewhere in this report.

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(in thousands, except per share data)
Statement of Income Data
Net sales	$215,612	$101,473	$61,238	$45,339	$45,930
Cost of product sales	146,518	72,124	48,157	32,852	33,743

Gross profit	69,094	29,349	13,081	12,487	12,187
Operating expenses:
Selling	8,266	2,440	2,069	2,036	1,605
General and administrative	14,131	7,799	4,963	4,897	4,456
Research and development	3,341	2,111	2,080	1,083	1,252

Total operating expenses	25,738	12,350	9,112	8,016	7,313

Income from operations	43,356	16,999	3,969	4,471	4,874
Other income (expense):
Royalty income	146	151	216	165	148
Interest income	476	136	14	186	209
Miscellaneous	1,602	34	35	41	—
Interest expense	(1,661)	(32)	(102)	(26)	(34)

Total other income	563	289	163	366	323

Income before provision for income taxes	43,919	17,288	4,132	4,837	5,197
Provision for income taxes	16,346	6,051	1,447	808	104

Net income	$27,573	$11,237	$2,685	$4,029	$5,093

Net income per share:
Basic	$1.14	$.52	$0.14	$0.21	$0.28

Diluted	$1.12	$.51	$0.14	$0.21	$0.27

Weighted average number of common shares outstanding:
Basic	24,170	21,442	19,094	18,776	18,476
Diluted	24,598	21,900	19,709	19,645	18,890

	As of December 31,
	2004	2003	2002	2001	2000
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$4,521	$11,462	$350	$1,017	$6,656
Short term investments	10,041	19,202	—	—	—
Working capital	78,389	60,519	24,769	22,897	20,883
Total assets	316,354	104,207	55,294	47,951	38,463
Bank line of credit	9,708	—	2,390	—	—
Current portion of long-term debt	1,100	—	100	100	100
Long-term debt, net of current portion	108,625	—	58	158	258
Stockholders’ equity	$135,041	$86,777	$43,088	$39,657	$34,989

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We develop, manufacture and market advanced technical ceramic products, ceramic powders and components for defense, industrial, automotive/diesel and commercial applications. Our primary products include lightweight ceramic armor for soldiers and military helicopters; ceramic orthodontic brackets; ceramic diesel engine components; various types of ceramic powders; evaporation boats; functional coatings; ceramic-impregnated dispenser cathodes for microwave tubes, lasers and cathode ray tubes; and ceramic industrial components for erosion and corrosion resistant applications. Our customers include the U.S. government, prime government contractors and large industrial and commercial manufacturers.

We conduct our operations primarily through four segments. The following table includes a summary of our products by applications for our four segments.

SEGMENTS	PRODUCTS
Ceradyne Advanced Ceramic Operations Costa Mesa, Irvine and San Diego, California Lexington, Kentucky Wixom, Michigan

Defense Applications:

•      Lightweight ceramic armor

Industrial Applications:

•      Ceralloy® 147 SRBSN wear parts

•      Semiconductor equipment components

•      Precision ceramics

Automotive/Diesel Applications:

•      Ceralloy® 147 SRBSN automotive/diesel engine parts

•      Ceramic armor system components for civilian vehicles

Commercial Applications:

•      Ceramic orthodontic brackets

ESK Ceramics Kempten, Germany Bazet, France

Defense Applications:

•      Boron carbide powders for body armor

Industrial Applications:

•      Ceramic powders; boron carbide, boron nitride, silicon nitride, silicon carbide

•      Silicon carbide parts

•      Evaporation Boats for the packaging industry

•      High performance pump seals

Automotive/Diesel Applications:

•      EKagrip® functional and frictional coatings

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

	Year Ended December 31,
	2004	2003	2002
Defense	59.2%	64.8%	44.8%
Industrial	23.3	20.7	33.9
Automotive/Diesel	11.3	5.1	9.7
Commercial	6.2	9.4	11.6

Total	100.0%	100.0%	100.0%

The principal factors contributing to our recent growth in sales is increased demand by the U.S. military for ceramic body armor that protects soldiers and our acquisition of ESK Ceramics in 2004. ESK’s reported 2004 sales are $36.0 million since the inclusion of their results as of September 1, 2004. Recent military conflicts in Afghanistan and Iraq, as well as an increasingly unstable geopolitical climate and the heightened risk of international conflicts, have resulted in increased orders for ceramic body armor. We expect our shipments of ceramic body armor to be higher in fiscal year 2005 than in 2004. However, unless we receive additional orders under existing contracts or are successful in obtaining new contracts for ceramic body armor, our shipments of ceramic body armor will decline materially in 2006 from levels we expect to achieve in 2005. For the next several quarters, and perhaps longer, fluctuations in sales of ceramic body armor are likely to be the biggest factor affecting our sales.

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

In recent years, a substantial portion of our annual revenue has been derived from our order backlog as of the end of the preceding year. Our order backlog as of December 31, 2004 was approximately $199.9 million, and we had $4,400 of unexercised options for orders. As of December 31, 2003, we had backlog of approximately $103.1 million, and $1.1 million of unexercised options for orders. Orders for ceramic armor as of December 31, 2004 represented approximately $131.3 million, or 65.7% of the total backlog. This compares with orders for ceramic armor as of December 31, 2003 of approximately $86.6 million, or 84.0% of the total backlog at that time. We expect that substantially all of the firm scheduled orders as of December 31, 2004 will be shipped during 2005.

Our sales to customers located outside of the United States have varied, representing $44.3 million, or 21.0% of net sales in 2004, $5.5 million, or 5.4% in 2003, and $6.7 million, or 10.9% in 2002. As a result of our acquisition of ESK Ceramics in August 2004, our sales to customers located outside of the United States as a percentage of total sales increased substantially. ESK’s 2004 sales to customers located outside of the United States were $28.5 million, or 64.3% of the total $44.3 million 2004 export sales for us. We plan to increase our sales efforts in foreign countries, and our acquisition of ESK Ceramics will help us achieve this goal. We currently have sales offices in Germany, China, and England as well as commissioned independent sales representatives in other parts of Europe and Asia. Of our export sales, 62.7% were denominated in U.S. dollars.

Net Sales. Our net sales consist primarily of revenue from the sale of products, which we recognize when the product is shipped to the customer. In the past, we have also received research and development funds from the U.S. government under Small Business Innovation Research grants. These research and development funds, which have been relatively small in amount, have been recognized as revenue as we performed the research and development.

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

Energy costs are an integral and material cost of our product sales. For the year ended December 2004, electricity energy costs for us in the United States and Europe in connection with our manufacturing operations were $4.4 million, an increase of $1.4 million, or 46.7%, from $3.0 million of electricity energy costs in the prior year. Electricity energy consumed for the year ended December 31, 2004 was 47.3 million kilowatt hours, an increase of 13.1 million kilowatt hours, or 38.3%, from 34.2 million kilowatt hours in the prior year. Average costs per kilowatt hour for the year ended December 31, 2004 were $.0939, an increase of $.0077 per kilowatt hour, or 8.9%, compared to $.0862 in the prior year. For the year ended December 2004, natural gas and propane energy costs were $300,000, an increase of $89,000, or 42.2%, from $211,000 of natural gas and propane energy costs in the prior year. Natural gas and propane energy consumed in connection with the manufacturing operations for the year ended December 31, 2004 were 427,000 therms, an increase of 116,000 therms, or 37.3%, from 311,000 therms in the prior year. The average costs of a therm for the year ended December 31, 2004 was $0.76, an increase of $.05 per therm, or 7.0%, compared to $0.71 in the prior year.

We recently relocated part of our silicon nitride manufacturing operations from California to a new facility in Lexington, Kentucky because of lower energy and occupancy costs in Kentucky compared to California. Recently, the Company increased its manufacturing capacity for the production of body armor plates by adding a hot press line at this facility. We chose this facility for the location of the hot press expansion for the same reasons: lower costs of energy and occupancy.

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

Results of Operations

The following table sets forth certain income and expense items from our financial statements for the years ended December 31, 2004, 2003 and 2002 expressed as a percentage of net sales.

	Year Ended December 31,
	2004	2003	2002
Net sales	100.0%	100.0%	100.0%
Cost of product sales	68.0	71.1	78.6

Gross profit	32.0	28.9	21.4

Operating expenses:
Selling	3.8	2.4	3.4
General and administrative	6.6	7.7	8.1
Research and development	1.5	2.1	3.4
Income from operations	20.1	16.7	6.5
Other income	0.3	0.3	0.3

Income before provision for taxes on income	20.4	17.0	6.8

Net income	12.8%	11.1%	4.4%

Years Ended December 31, 2004 and 2003

Net Sales. Our net sales for the year ended December 31, 2004 were $215.6 million, an increase of $114.1million, or 112.4% from $101.5 million of net sales in the prior year.

Net sales for our Advanced Ceramic Operations division for the year ended December 31, 2004 were $159.8 million, an increase of $79.3 million, or 98.5% from $80.5 million of net sales in the prior year. The increase in net sales was mainly due to a $69.0 million or 117.8% increase in ceramic armor shipments for defense customers because of an increase in demand for body armor, a $6.7 million or 133.8% increase in shipments of automotive parts as more diesel cam roller parts were included in diesel truck engines, a $1.2 million or 28.1% increase in industrial wear parts, a $1.8 million or 361.4% increase in shipments to the medical industry, and a $0.7 million or 8.2% increase in shipments of ceramic orthodontic brackets. Of the $1.8 million shipped to the medical industry, $1.0 million was contributed by the business we acquired from Quest Technology in May 2004. Sales increases were offset by decreases in other product lines, mainly a $100,000 or 8.0% decrease in net sales of machined products and a $200,000 or 21.7% decrease in research grants.

We acquired our ESK Ceramics subsidiary on August 23, 2004, and began to consolidate and report their operations with ours as of September 1, 2004. For the four month period ended December 31, 2004 during which their operations were consolidated with ours, ESK Ceramics contributed $36.0 million to our consolidated net sales.

Our Semicon Associates division had net sales of $7.5 million for the year ended December 31, 2004, an increase of $0.6 million, or 8.7%, from $6.9 million of sales in the prior year. This increase was mainly due to an increase in customers’ demand for dispenser cathodes, which are used in microwave tubes for radar and satellite communications.

Our Thermo Materials division had net sales of $12.3 million for the year ended December 31, 2004, a decrease of $1.8 million, or 12.8%, from $14.1 million of sales in the prior year. The decline in sales was attributable to a decrease of $4.0 million or 66.3% due to the completion of the PAC-3 defense facilities in 2003 that did not re-occur in 2004 and a decline of $0.5 million or 13.0% in the sales of fused silica rollers because of reduced shipments to China and reduced unit prices due to more competitive pricing. Sales decreases were offset by an increase of $1.8 million or 145.9% in shipments of ceramic crucibles used in the manufacture of photovoltaic solar energy cells and an increase of $0.8 million or 58.1% increase in sales of ceramic radomes used on the PAC-3 and Arrow missiles.

Gross Profit. Our gross profit for the year ended December 31, 2004 was $69.1 million, an increase of $39.8 million, or 135.8%, from $29.3 million in the prior year. As a percentage of net sales, gross profit was 32.0% for the year ended December 31, 2004 as compared to 28.9% of net sales in the prior year.

Our Advanced Ceramic Operations division had gross profit for the year ended December 31, 2004 of $56.8 million, an increase of $31.4 million, or 123.6%, from $25.4 million in the prior year. Gross profit for Advanced Ceramic Operations in 2004 was 35.5% of net sales, as compared to 31.6% of net sales in the prior year. The improvement in gross profit during the year ended December 31, 2004 was a result of increased armor sales, improvements in manufacturing techniques in our hot press operations, higher absorption of fixed operating expenses, better manufacturing efficiencies, increased productivity through a reduction in our workers’ compensation costs and an improved sales mix in armor parts when compared to last year. Also favorably impacting gross profit margins were higher volumes of parts and higher capacity utilization resulting in economies of scale.

Our ESK Ceramics subsidiary had gross profit of $8.9 million, or 24.7% of net sales, for the four months of 2004, during which their operations were consolidated with ours. Included in ESK’s gross profit are $3.0 million of pre-tax expenses related to the amortization of backlog and the step up of inventory resulting from the application of purchase accounting in connection with the acquisition. These non-recurring expenses had an 8.3% of net sales negative impact on gross profit in 2004.

Our Semicon Associates division had gross profit for the year ended December 31,2004 of $1.4 million, an increase of $0.3 million, or 27.3%, from $1.1 million in the prior year. Gross profit for Semicon Associates for the year end December 31, 2004 was 19.2% of net sales, as compared to 16.7% of net sales in the prior year. The increase in gross profit as a percentage of net sales was caused by an improvement in gross margins for our cathodes for microwave tubes and a reduction in losses incurred in our magnet products, resulting in higher overall gross profit levels.

Our Thermo Materials division had gross profit of $2.0 million for the year end December 31, 2004, a decrease of $0.8 million, or 28.6%, from $2.8 million in the prior year. Gross profit for Thermo Materials for the year end December 31, 2004 was 16.3% of net sales, as compared to 19.6% of net sales in the prior year. The decrease was due to a reduction in the amount of sales causing a lower absorption of fixed costs, a change in the mix of products sold and a reduction in gross margins for crucibles and castables due to lower production yields and higher scrap rates.

Selling Expenses. Selling expenses were $8.3 million for the year ended December 31, 2004, an increase of $5.9 million or 245.8%, from $2.4 million in the prior year. Of the increase, $4.8 million was due to the acquisition of ESK Ceramics, as we included their financial results beginning September 1, 2004. The balance of the increase, $1.1 million, was due to salary, bonuses, personnel increases and additional commissions and travel. Selling expenses, as a percentage of net sales, increased from 2.4% for the year ended December 31, 2003 to 3.8% of net sales for the year ended December 31, 2004 due to the inclusion of ESK’s sales expenses since September 1, 2004. If ESK’s operations had not been included in our results, then selling expenses would have been $3.4 million or 1.9% as a percentage of net sales.

General and Administrative Expenses. General and administrative expenses were $14.1 million for the year ended December 31, 2004, an increase of $6.3 million, or 80.8%, from $7.8 million in the prior year. Of the increase, $1.3 million was due to the acquisition of ESK Ceramics, which was included in our results beginning September 1, 2004. The balance of the increase, $5.0 million, was due to increases in salaries, bonuses and personnel and $1.1 million for Sarbanes-Oxley compliance. General and administrative expenses, as a percentage of net sales, decreased from 7.7% for the year ended December 31, 2003 to 6.5% for the year ended December 31, 2004 due to the higher levels of net sales in 2004 when compared to 2003.

Research and Development Expenses. Research and development expenses were $3.3 million for the year ended December 31, 2004, an increase of $1.2 million, or 57.1%, from $2.1 million in the prior year. Of the increase, $1.0 million was due to the acquisition of ESK Ceramics, which was included in our results beginning September 1, 2004. Research and development expenses, as a percentage of net sales, decreased from 2.1% for the year ended December 31, 2003 to 1.5% for the year ended December 31, 2004 due to the higher levels of net sales in 2004 when compared to 2003. In both years, the expenses relate to wages for engineering, technicians and production personnel, materials, outside services, small tools and travel.

Other Income. Other income was $2.2 million for the year ended December 31, 2004, an increase of $1.9 million, or 585.4%, from $321,000 in the prior year. Part of the increase in other income was a gain of $1.9 million on forward foreign currency exchange contracts, offset by foreign currency transaction losses of $0.7 million. Other income also includes royalty income, which decreased by $5,000 from the prior year due to lower sales of orthodontic brackets by licensees, $100,000 proceeds from a class action lawsuit award and interest income which increased by $340,000 due to larger cash balances in the year ended December 2004 compared to the year ended December 2003. The balance of the increase, $300,000, was attributable to an increase in miscellaneous income as a result of a royalty audit on the sale of orthodontic brackets.

Interest Expense. Interest expense was $1.7 million for the year ended December 31, 2004, an increase of $1.7 million, compared to $32,000 in the prior year. This increase was due to the increase in borrowings to finance our purchase of ESK Ceramics that closed in August 2004.

Income before Taxes. Our consolidated income before taxes for the year ended December 31, 2004 was $43.9 million, an increase of $26.6 million, or 154.0%, from $17.3 million in the prior year. As a percentage of net sales, consolidated income before taxes was 20.4% for the year ended December 31, 2004 as compared to 17.0% of net sales in the prior year.

Our Advanced Ceramic Operations division had segment income before taxes for the year ended December 31, 2004 of $43.9 million, an increase of $27.7 million, or 171.0%, from $16.2 million in the prior year. Segment income before taxes for Advanced Ceramic Operations in 2004 was 27.5% of net sales, as compared to 20.1% of net sales in the prior year.

Our ESK Ceramics subsidiary had segment loss before taxes of $0.6 million, or -1.7% of net sales, for the four months of 2004 during which their operations were consolidated with ours. Included in segment loss before taxes is other expense of $2.4 million, which includes interest expense of $1.7 million and losses on currency translation of $0.7 million. Also included in ESK’s segment loss before taxes are $3.0 million of pre-tax expenses related to the amortization of backlog and the step up of inventory resulting from the application of purchase accounting in connection with the acquisition. These non-recurring expenses had a negative impact on segment loss before income taxes in an amount equal to 8.3% of net sales.

Our Semicon Associates division had segment income before taxes for the year ended December 31, 2004 of $533,000, an increase of $212,000, or 66.0%, from $321,000 in the prior year. Segment income before taxes for Semicon Associates for the year end December 31, 2004 was 7.1% of net sales, as compared to 4.7% of net sales in the prior year.

Our Thermo Materials division had segment income before taxes of $81,000 for the year end December 31, 2004, a decrease of $0.7 million, or 89.9%, from $0.8 million in the prior year. Segment income before taxes for Thermo Materials for the year end December 31, 2004 was 0.7% of net sales, as compared to 5.4% of net sales in the prior year.

Income Taxes. We used a combined federal and state tax rate of 37.2% for the twelve months ended December 31, 2004, resulting in a provision for taxes of $16.3 million, an increase of $10.2 million, or 167.2%, from $6.1 million in the corresponding prior year. The effective income tax rate for the year ended December 31, 2003 was 35.0%. The increase in the tax rate was a result of higher pre-tax income and the expiration of tax credits.

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

Our Thermo Materials division had net sales of $14.1 million for the year ended December 31, 2003, an increase of $6.2 million, or 79.0%, from $7.9 million of sales in the prior year. The increase in sales was attributable to an increase in demand for ceramic radomes used on the PAC-3 missile, an increase in shipments of ceramic crucibles to accommodate growth in the photovoltaic solar cell industry, and revenue from the construction of the facilities that we will use to manufacture the PAC-3 missile radomes.

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

Our Semicon Associates division had gross profit of $1.1 million for the year ended December 31, 2003, which was unchanged from the prior year. Gross profit for Semicon Associates for the year ended December 31, 2003 was 16.7% of net sales, as compared to 18.7% of net sales in the prior year. The decrease in gross profit as a percentage of net sales was due to a change in sales mix and losses incurred in our magnet products, resulting in lower overall gross profit levels.

Our Thermo Materials division had gross profit of $2.8 million for the year ended December 31, 2003, an increase of $1.6 million, or 130.2%, from $1.2 million in the prior year. Gross profit for Thermo Materials for the year ended December 31, 2003 was 19.6% of net sales, as compared to 15.2% of net sales in the prior year. The increase was attributable to higher production volume causing better absorption of fixed manufacturing costs. Also, increases in shipments of ceramic radomes with higher gross profit margins contributed to the increases, as did higher shipments of ceramic rolls with higher gross margins and reducing certain process control problems in fused silica products.

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

Income before Taxes. Our consolidated income before taxes for the year ended December 31, 2003 was $17.3 million, an increase of $13.2 million, or 322.0%, from $4.1 million in the prior year. As a percentage of net sales, consolidated income before taxes was 17.0% for the year ended December 31, 2003 as compared to 6.7% of net sales in the prior year.

Our Advanced Ceramic Operations division had segment income before taxes for the year ended December 31, 2003 of $16.2 million, an increase of $12.1 million, or 295.1%, from $4.1 million in the prior year. Segment income before taxes for Advanced Ceramic Operations in 2003 was 20.1% of net sales, as compared to 8.7% of net sales in the prior year.

Our Semicon Associates division had segment income before taxes for the year ended December 31, 2003 of $321,000, a decrease of $82,000, or 20.3%, from $403,000 in the prior year. Segment income before taxes for Semicon Associates for the year end December 31, 2003 was 4.7% of net sales, as compared to 6.77% of net sales in the prior year.

Our Thermo Materials division had segment income before taxes of $0.8 million for the year end December 31, 2003, an increase of $1.2 million from a loss of $403,000 in the prior year. Segment income before taxes for Thermo Materials for the year end December 31, 2003 was 5.4% of net sales, as compared to -5.1% of net sales in the prior year.

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

Sales Recognition. Sales are recorded when all of the following have occurred: an agreement of sale exists, product delivery and acceptance has occurred or services have been rendered, and collection is reasonably assured. Management is required to make judgments about whether or not collectibility is reasonably assured. The Company reduces revenue with reserves for estimated price concessions and sales returns. Allowances, which are recorded at the time revenue is recognized, in accordance with SFAS No. 48, “Revenue Recognition When Right of Return Exists,” are based upon historical price concessions and sales returns. The Company does not record a warranty reserve on the sale of its products. For its largest product line, body armor, all of which is sold to the U.S. Government, each lot of body armor is tested at an independent laboratory and the lot cannot be released for shipment to the U.S. Government until positive test results are received by both the U.S. Government and the Company. For its non-body armor sales, the Company has experienced minimal claims from these types of sales. Additionally, due to the inherent nature, strength, durability and structural properties of ceramics, as well as a rigid quality control program that includes, for some of our customers, having the customer accept quality test results prior to shipment, we do not believe a warranty reserve is necessary.

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

Accounting for Long-Lived Assets. In accordance with SFAS No. 144, long-lived assets and intangible assets with definite lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment indicators include, among other conditions, cash flow deficits, historic or anticipated declines in revenue or operating profit and adverse legal or regulatory developments. If it is determined that such indicators are present and the review indicates that the assets will not be fully recoverable, based on undiscounted estimated cash flows over the remaining amortization periods, their carrying values are reduced to estimated fair market value. Estimated fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. For the purposes of identifying and measuring impairment, long-lived assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities.

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

Normally, we do not record a warranty reserve on the sale of our products. For our largest product line, body armor, all of which is sold to the U.S. Government, a revised testing and acceptance procedure was instituted in 2002 as a result of the warranty claim described above. Each lot of body armor is now tested at an independent laboratory and the lot cannot be released for shipment to the U.S. Government until positive test results are received by both the U.S. Government and us. For our non-body armor sales, we have experienced minimal claims from these types of sales. Additionally, due to the inherent nature, strength, durability and structural properties of ceramics, as well as a rigid quality control program, which includes, for some of our customers, having the customer accept quality test results prior to shipment, we do not believe that a warranty reserve is necessary.

Liquidity and Capital Resources

We generally have met our operating and capital requirements with cash flow from operating activities, borrowings under our term loan and line of credit, and proceeds from the sale of shares of our common stock.

Our net cash position decreased by $6.9 million during the year ended December 31, 2004, compared to an increase of $11.1 million during the year ended December 31, 2003. For the year ended December 31, 2004, cash flow provided by operating activities amounted to $32.8 million. The primary factors contributing to cash flow from operating activities were net income of $27.6 million, depreciation and amortization of $7.6 million, a $3.1 million reduction of income taxes payable due to the exercise of stock options, and increased levels of accounts payable, accrued expenses and income tax payable that added an aggregate of $16.8 million. These contributions were offset in part by increases in accounts receivable of $14.4 million due to higher amounts of sales over the previous year, and increased levels of inventories, production tooling and prepaid expenses that totaled $9.7 million.

Cash used in investing activities of $158.8 million was for acquisitions of businesses, net of cash acquired of $141.3 million, capital expenditures of $26.6 million, offset by redemptions of $9.1 million of marketable securities. A majority of our capital expenditures were for equipment to gain additional capacity and improve operations. Also included in the total capital expenditures was $4.2 million used to install a new hot press line and furnaces for the production of ceramic armor plates in Lexington, Kentucky that was partially complete at December 31, 2004. We estimate that we will spend another $1.0 million to complete it in 2005. Also included in total capital expenditures was $3.9 million used to expand and improve our hot press line and furnaces in Costa Mesa, California and $6.4 million to install new machinery, equipment and furnaces in Lexington, Kentucky.

Financing activities provided cash of $118.4 million, generated primarily from the net proceeds of $119.4 million borrowed from our $160.0 million credit facility. On August 18, 2004, we entered into a $160 million Credit Facility Agreement with Wachovia Bank, National Association, and a syndicate of banks and other institutional lenders. The obligations under the Credit Agreement are collateralized by substantially all of our assets, other than real property. The Credit Agreement provides for a term loan in the amount of $110 million and a revolving line of credit in the amount of $50 million. We borrowed the entire $110 million under the term loan on August 18, 2004. Principal under the term loan is payable in installments of $275,000 on the last day of each calendar quarter commencing December 31, 2004, with a balloon payment of $102,575,000 payable on August 18, 2011. Additional payments of principal are required annually in an amount equal to 50% of our “excess cash flow,” as defined in the Credit Agreement. Principal may be prepaid at any time, in whole or in part, without premium or penalty at our election. Accrued interest is payable with each installment of principal.

As of December 31, 2004, the balance due under our term loan was $109.7 million. The interest rate on $95.0 million of the $109.7 million term loan is currently based on the LIBOR rate for a fixed period of six months, at an effective interest rate equal to 3.94 percent per annum. The interest rate on the $14.7 million balance is comprised of a $13.0 million amount based on the LIBOR rate for a fixed period of three months, at an effective interest rate equal to 4.38 percent per annum and a $1.75 million amount based on the LIBOR rate for a fixed period of approximately two months, at an effective interest rate equal to 4.50 percent per annum.

As of December 31, 2004, we borrowed a total of $9.7 million under the revolving line of credit. The interest rate on $5.0 million of the credit line is based on the U.S. LIBOR rate for a period of one month, at an effective rate equal to 4.19%. The interest rate on $2.0 million of the credit line is based on the prime rate plus a margin of one half of one percent, which equals 6.0%. The remaining balance of $2.7 million is based on the European LIBOR rate for a period of 5 days, at an effective rate equal to 4.19%.

Financing activities also provided $2.2 million in connection with the issuance of common stock upon the exercise of employee stock options under our stock option and stock purchase plans. Cash used in financing activities included $3.2 million used to pay for loan fees for our $160 million credit facility.

Our net cash position increased by $11.1 million during the twelve months ended December 31, 2003. An important component of this change was our completion of a public offering of 1,725,000 (3,881,250 adjusted for stock splits in 2004 and 2005) newly issued shares of our common stock at a price to the public of $17.50 per share ($7.78 per share split adjusted). We received net proceeds of approximately $27.9 million from this offering after deducting offering expenses of $0.5 million and underwriting discounts. We also made capital expenditures of $12.3 million and used $19.2 million to purchase marketable securities during the year ended December 31, 2003. Cash flow from operating activities for the year ended December 31, 2003 was $15.4 million. The primary factors contributing to cash flow from operating activities were net income of $11.2 million, depreciation and amortization of $3.3 million, a $2.7 million reduction of income taxes payable due to the exercise of stock options, and increased levels of accounts payable and accrued expenses that added an aggregate of $7.5 million. These contributions were offset in part by increases in accounts receivable of $7.1 million due to higher amounts of sales over the previous year, and increased levels of inventories, production tooling and prepaid expenses that totaled $2.4 million.

Our cash, cash equivalents and short term investments totaled $14.6 million at December 31, 2004, compared to $30.7 million at December 31, 2003. At December 31, 2004, we had working capital of $78.4 million, compared to $60.5 million at December 31, 2003. We believe that our current cash and cash equivalents on hand, cash available from the sale of short term investments, cash available from additional borrowings under our revolving line of credit, and cash we expect to generate from operations will be sufficient to finance our anticipated capital and operating requirements for at least the next 12 months. We also may utilize cash from time to time to acquire other businesses, technologies or product lines that compliment our existing business, although we have no present commitments or agreements to do so.

Our material contractual obligations and commitments as of December 31, 2004 are as follows (amounts in thousand):

	Payments Due by Period
	Total	Less than 1 Year	2-3 Years	4-5 Years	After 5 Years
Debt, principal amount	$119,433	$10,808	$2,200	$2,200	$104,225
Capital lease obligations	86	86	—	—	—
Non-cancelable leases	5,460	1,427	1,233	1,094	1,706
Pension benefits	5,992	206	590	907	4,289
IT services	688	688	—	—	—
Cash commitments for interest expense	35,447	4,382	11,674	10,891	8,500

Total contractual obligations	$167,106	$17,597	$15,697	$15,092	$118,720

Off-Balance Sheet Arrangements

Ceradyne does not have any off-balance sheet arrangements.

New Accounting Pronouncements

In November 2004, Statement of Financial Accounting Standards No. 151, “Inventory Costs-an amendment of ARB No. 43, Chapter 4” (SFAS No. 151), was issued. This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not expect adoption of this standard to have a material impact on our consolidated financial statements.

In December 2004, the Financial Accounting Standards Board issued a revision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123R). SFAS No. 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance and eliminates the alternative to use Opinion 25’s intrinsic value method of accounting that was provided in Statement 123 as originally issued. Under Opinion 25, issuing stock options to employees at market value generally resulted in recognition of no compensation cost. SFAS No. 123R requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123R is effective for the first interim or annual reporting period that begins after June 15, 2005. We have not quantified the potential effect of adoption of SFAS No. 123R. However, we believe adoption of SFAS No.123R will result in a decrease to our reporting earnings.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio and our debt. We have not used derivative financial instruments in our investment portfolio. We place our investments with high-quality issuers and, by policy, limit the amount of credit exposure to any one issuer. We protect and preserve our invested funds by limiting default, market and reinvestment risk. Our investments in marketable securities consist primarily of high-grade corporate and government securities with maturities of less than three years. Investments purchased with an original maturity of three months or less are considered cash equivalents. We classify all of our investments as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported in a separate component of stockholders’ equity. Average maturity of our investment portfolio is 34 months; therefore, the movement of interest rates should not have a material impact on our balance sheet or income statement.

At any time, a significant increase/decrease in interest rates will have an impact on the fair market value and interest earnings of our investment portfolio. We do not currently hedge this interest rate exposure. We have performed a sensitivity analysis as of December 31, 2004 and 2003, using a modeling technique that measures the change in the fair values arising from a hypothetical 50 basis points and 100 basis points adverse movement in the levels of interest rates across the entire yield curve, which are representative of historical movements in the Federal Funds Rate with all other variables held constant. The analysis covers our investment and is based on the weighted-average maturity of our investments as of December 31, 2004 and 2003. The sensitivity analysis indicated that a hypothetical 50 basis points adverse movement in interest rates would result in a loss in the fair values of our investment instruments of approximately $485,000 at December 31, 2004 and approximately $64,000 at December 31, 2003. Similarly a hypothetical 100 basis points adverse movement in interest rates would result in a loss in the fair values of our investments of approximately $969,000 at December 31, 2004 and approximately $480,000 at December 31, 2003.

Actual maturities may differ from contractual maturities because the issuer of the securities may have the right to repurchase such securities. We classify short-term investments in current assets, as all such investments are available for current operations.

We are exposed to market risks related to fluctuations in interest rates on our debt. Currently, we do not utilize interest rate swaps or other types of derivative financial instruments regarding our debt. The purpose of the following analysis is to provide a framework to understand our sensitivity to hypothetical changes in interest rates as of December 31, 2004. As of December 31, 2003, we did not have any debt outstanding.

We have performed a sensitivity analysis as of December 31, 2004, that measures the change in interest expenses due to a hypothetical 50 basis points and 100 basis points adverse movement in the levels of interest rates across the entire yield curve. The analysis covers our debt. The sensitivity analysis indicated that a hypothetical 50 basis points adverse movement in interest rates would result in an increase in our interest expense of approximately $596,000 at December 31, 2004. Similarly a hypothetical 100 basis points adverse movement in interest rates would result in an increase in our interest expense of approximately $1.2 million at December 31, 2004.

Foreign Currency Fluctuations

We enter into foreign exchange forward contracts to reduce earnings and cash flow volatility associated with foreign exchange rate changes to allow our management team to focus its attention on its core business operations. Accordingly, we enter into contracts which change in value as foreign exchange rates change to economically offset the effect of changes in value of foreign currency assets and liabilities, commitments and anticipated foreign currency denominated sales and operating expenses. We enter into foreign exchange forward contracts in amounts between minimum and maximum anticipated foreign exchange exposures, generally for periods not to exceed one year. These derivative instruments are not designated as accounting hedges.

We measure the financial statements of our foreign subsidiaries using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the exchange rate on the balance sheet date. Revenues, costs and expenses are translated at the rates of exchange prevailing during the year. Translation adjustments resulting from this process are included in stockholders’ equity. Gains and losses from foreign currency transactions are included in other income miscellaneous.

ITEM 8.	Financial Statements and Supplementary Data

The Consolidated Financial Statements and Supplementary Data commence at page F-1 of this report and an index thereto is included in Part IV, Item 15 of this report.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

ITEM 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934) were effective.

Changes in Internal Control over Financial Reporting

Our management evaluated our internal control over financial reporting and there have been no changes during the fiscal quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment, we have concluded that, as of December 31, 2004, the Company’s internal control over financial reporting was effective based on those criteria.

We have excluded ESK Ceramics and its subsidiaries from our assessment of internal control over financial reporting as of December 31, 2004 because they were acquired by the Company in a purchase business combination during 2004. ESK Ceramics is a wholly owned subsidiary of the Company whose total assets and total revenues represent 56% and 17%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2004.

Ceradyne’s independent registered public accounting firm, PricewaterhouseCoopers LLP, audited our assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 as stated in their report which appears herein.

ITEM 9B.	Other Information

Not applicable.

PART III

ITEM 10.	Directors and Executive Officers of the Registrant

Information in response to this item (except for certain information concerning executive officers included in Part I of this report) is incorporated by reference from the registrant’s definitive proxy statement to be filed with the Commission within 120 days after the close of registrant’s fiscal year.

ITEM 11.	Executive Compensation

Information in response to this item is incorporated by reference from the registrant’s definitive proxy statement to be filed with the Commission within 120 days after the close of registrant’s fiscal year.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information in response to this item is incorporated by reference from the registrant’s definitive proxy statement to be filed with the Commission within 120 days after the close of registrant’s fiscal year.

ITEM 13.	Certain Relationships and Related Transactions

Information in response to this item is incorporated by reference from the registrant’s definitive proxy statement to be filed with the Commission within 120 days after the close of registrant’s fiscal year.

ITEM 14.	Principal Accountant Fees and Services

Information in response to this item is incorporated by reference from the registrant’s definitive proxy statement to be filed with the Commission within 120 days after the close of registrant’s fiscal year.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(a)	List of documents filed as part of this report:

(b)	List of Exhibits

2.1	Sale and Purchase Agreement dated June 30, 2004, between registrant and Wacker-Chemie GmbH. Incorporated herein by reference to Exhibit 2.1 of Registrant’s Form 8-K Current Report dated August 23, 2004, filed with the Commission on August 26, 2004.

3.1	Restated Certificate of Incorporation of Ceradyne, Inc., as filed with the Secretary of State of Delaware on May 25, 1987. Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 10-Q Report for the quarter ended June 30, 2004.

3.2	Certificate of Amendment of Restated Certificate of Incorporation of Ceradyne, Inc., as filed with the Secretary of State of Delaware on May 27, 2004. Incorporated herein by reference to Exhibit 3.2 to the Registrant’s Form 10-Q Report for the quarter ended June 30, 2004.

3.3	Bylaws of Registrant. Incorporated herein by reference to Exhibit 3.2 to the Registrant’s Form 10-Q Report for the period ended June 30, 1996.

3.4	Amendment to Bylaws of Registrant, adopted April 29, 1996. Incorporated herein by reference to Exhibit 3.3 to the Registrant’s Form 10-Q Report for the period ended June 30, 1996.

10.1	Lease between Trico Rents and the Registrant dated March 23, 1984, covering premises located at 235 Paularino Avenue, Costa Mesa, California. Incorporated herein by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 (File No. 2-90821).

10.2	Lease covering premises located at 3169-A Red Hill Avenue, Costa Mesa, California dated October 28, 1985. Incorporated herein by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1985.

10.3	Lease dated March 31, 1986 covering premises located at 3163 Red Hill Avenue, Costa Mesa, California. Incorporated herein by reference to Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1986.

10.4	Lease dated August 5, 1986 covering premises located at 225 Paularino Avenue, Costa Mesa, California. Incorporated herein by reference to Exhibit 10.46 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1986.

10.5	Short-form Memorandum of Lease Assignment dated December 15, 1986, and Lease dated June 23, 1980, covering premises located at 3449 Church Street, Scottdale, Georgia. Incorporated herein by reference to Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1986.

10.6	Joint Development Agreement dated March 28, 1986 between Unitek Corporation and the Registrant, and First and Second Amendments thereto. Incorporated herein by reference to Exhibit 10.52 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1986.

10.7*	Ceradyne, Inc. 1994 Stock Incentive Plan. Incorporated herein by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

10.8*	Amendment No. 1 to the Ceradyne, Inc. 1994 Stock Incentive Plan. Incorporated herein by reference to Exhibit 4.2 to Registrant’s Registration Statement on Form S-8 (File No. 33-61675).

10.9*	Ceradyne, Inc. 1995 Employee Stock Purchase Plan. Incorporated herein by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-8 (File No. 33-61677).

10.10	Amendment No. 2, dated June 5, 1995, to Lease between Trico Rents and the Registrant covering premises located at 235 Paularino Avenue, Costa Mesa, California. Incorporated herein by reference to Exhibit 10.32 to the Registrant’s Registration Statement on Form S-1 (File No. 33-62345).

10.11	Amendment No. 2, dated June 5, 1995, to Lease covering premises located at 3169-A Red Hill Avenue, Costa Mesa, California. Incorporated herein by reference to Exhibit 10.33 to the Registrant’s Registration Statement on Form S-1 (File No. 33-62345).

10.12	Amendment No. 2, dated June 5, 1995, to Lease dated March 31, 1986 covering premises located at 3163 Red Hill Avenue, Costa Mesa, California. Incorporated herein by reference to Exhibit 10.34 to the Registrant’s Registration Statement on Form S-1 (File No. 33-62345).

10.13	Amendment No. 2, dated June 5, 1995, to Lease dated August 5, 1986 covering premises located at 225 Paularino Avenue, Costa Mesa, California. Incorporated herein by reference to Exhibit 10.35 to the Registrant’s Registration Statement on Form S-1 (File No. 33-62345).

10.14*	Amendment No. 2 to the Ceradyne, Inc. 1994 Stock Incentive Plan. Incorporated herein by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

10.15*	Amendment No. 3 to the Ceradyne, Inc. 1994 Stock Incentive Plan. Incorporated herein by reference to Exhibit 4.4 to Registrant’s Registration Statement on Form S-8 (File No. 333-31679).

10.16*	Amendment No. 4 to the Ceradyne, Inc. 1994 Stock Incentive Plan. Incorporated herein by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

10.17*	Amendment No. 5 to the Ceradyne, Inc. 1994 Stock Incentive Plan. Incorporated herein by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

10.18*	Amendment No. 6 to the Ceradyne, Inc. 1994 Stock Incentive Plan. Incorporate herein by reference to Exhibit 4.7 to the Registrant’s Registration Statement on Form S-8 (File No. 333-64094).

10.19*	Amendment No. 1 to the Ceradyne, Inc. 1995 Employee Stock Purchase Plan. Incorporated herein by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-8 (File No. 333-64078).

10.20	Agreement to Extend Lease and Increase Rental Between Ida S. Borochoff and Lance Borochoff as Co-Trustees of the Charles Z. Borochoff Marital Trust created under the Will of Charles Z. Borochoff, as Landland and CERADYNE, INC., as Successor to Thermo Materials Corporation, as Tenant. Incorporated herein by reference to Exhibit 10.33 to the Registrant’s Annual Report on Form 10K for the year ended December 31, 2002.

10.21*	Amendment No. 7 to the Ceradyne, Inc. 1994 Stock Incentive Plan. Incorporated herein by referenced to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.

10.22*	Ceradyne, Inc. 2003 Stock Incentive Plan. Incorporated herein by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form S-3 (File No. 333-105883).

10.23	Lease agreement between California State Teachers’ Retirement System, as Landlord and CERADYNE, INC., as tenant. Incorporated herein by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.

10.24	Credit Agreement dated August 18, 2004, between registrant, Wachovia Bank and the other lenders named therein. Incorporated herein by reference to Exhibit 10.1 of Registrant’s Form 8-K Current Report dated August 23, 2004, filed with the Commission on August 26, 2004.

10.25	Amendment No. 1 dated December 22, 2004, to the Credit Agreement dated August 18, 2004, between registrant, Wachovia Bank and the other lenders named therein.

10.26*	Base Salaries Payable to Executive Officers during 2005. Incorporated herein by reference to Exhibit 10.1 of Registrant’s Form 8-K Current Report dated February 28, 2005, filed with the Commission on March 4, 2004.

10.27*	Cash Bonus Plan for Executive Officers for 2005. Incorporated herein by reference to Exhibit 10.2 of Registrant’s Form 8-K Current Report dated February 28, 2005, filed with the Commission on March 4, 2005.

10.28*	Cash Fees Payable to Non-Employee Directors for Service on the Board and its Committees. Incorporated herein by reference to Exhibit 10.3 of Registrant’s Form 8-K Current Report dated February 28, 2005, filed with the Commission on March 4, 2005.

14.1	Code of Business Conduct and Ethics.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Each of these exhibits constitutes a management contract, compensatory plan, or arrangement.

Report of Independent Registered Public Accounting Firm

To Board of Directors and Stockholders of Ceradyne, Inc.:

We have completed an integrated audit of Ceradyne, Inc.’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Ceradyne, Inc. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in the Management Report on Internal Control over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

CERADYNE, INC.

As described in the Management Report on Internal Control over Financial Reporting, management has excluded ESK Ceramics and its subsidiaries from its assessment of internal control over financial reporting as of December 31, 2004 because they were acquired by the Company in a purchase business combination during 2004. We have also excluded the subsidiary, ESK Ceramics, from our audit of internal control over financial reporting. ESK Ceramics is a wholly owned subsidiary of the Company whose total assets and total revenues represent 56% and 17%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2004.

/s/ PricewaterhouseCoopers LLP

Orange County, California

March 16, 2005

CERADYNE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except for share data)

	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$4,521	$11,462
Short term investments	10,041	19,202
Accounts receivable, net of allowances for doubtful accounts of $456 and $112 in 2004 and 2003, respectively	48,649	18,694
Other receivables	3,175	449
Inventories	47,673	16,921
Production tooling	7,868	3,690
Prepaid expenses and other	8,510	3,328
Deferred tax asset	4,210	1,325

Total current assets	134,647	75,071
Property, plant and equipment, net	162,278	27,625
Intangible assets, net	7,235	—
Goodwill	6,079	1,511
Other assets	6,115	—

Total assets	$316,354	$104,207

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank line of credit	$9,708	$—
Current maturities of long-term debt	1,100	—
Accounts payable	32,830	10,931
Accrued expenses	7,981	3,621
Income taxes payable	4,639	—

Total current liabilities	56,258	14,552
Long-term debt, less current maturities	108,625	—
Employee Benefits	10,735	—
Deferred tax liability	5,695	2,878

Total liabilities	181,313	17,430

Commitments and contingencies (Note 8)
Stockholders’ equity:
Common Stock, $.01 par value: 40,000,000 authorized; 24,479,420 and 23,896,665 shares issued and outstanding at December 31, 2004 and 2003, respectively	79,964	72,496
Accumulated other comprehensive income	13,223	—
Retained earnings	41,854	14,281

Total stockholders’ equity	135,041	86,777

Total liabilities and stockholders’ equity	$316,354	$104,207

The accompanying notes are an integral part of these consolidated statements.

CERADYNE, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except for per share data)

	Years ended December 31,
	2004	2003	2002
Net sales	$215,612	$101,473	$61,238
Cost of product sales	146,518	72,124	48,157

Gross profit	69,094	29,349	13,081
Operating expenses:
Selling	8,266	2,440	2,069
General and administrative	14,131	7,799	4,963
Research and development	3,341	2,111	2,080

	25,738	12,350	9,112

Operating income	43,356	16,999	3,969

Other income (expense)
Royalty income	146	151	216
Interest income	476	136	14
Miscellaneous	1,602	34	35
Interest expense	(1,661)	(32)	(102)

	563	289	163

Income before provision for income taxes	43,919	17,288	4,132
Provision for income taxes	16,346	6,051	1,447

Net income	$27,573	$11,237	$2,685

Net income per common share:
Basic	$1.14	$0.52	$0.14
Diluted	$1.12	$0.51	$0.14
Shares used in computing per common share amounts:
Basic	24,170	21,442	19,094
Diluted	24,598	21,900	19,709

The accompanying notes are an integral part of these consolidated statements.

CERADYNE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except for share data)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Number of Shares	Amount
Balance, December 31, 2001	18,906,086	$39,298	$359	$—	$39,657
Issuance of common stock for stock plans	115,715	438	—	—	438
Exercise of stock options	150,525	308	—	—	308
Net income	—	—	2,685	—	2,685

Balance, December 31, 2002	19,172,326	40,044	3,044	—	43,088
Offering of common stock	3,881,250	27,932	—	—	27,932
Issuance of common stock for stock plans	135,779	421	—	—	421
Exercise of stock options	707,310	1,434	—	—	1,434
Tax benefit from exercise of stock options	—	2,665	—	—	2,665
Net income	—	—	11,237	—	11,237

Balance, December 31, 2003	23,896,665	72,496	14,281	—	86,777

Comprehensive income:
Net income	—	—	27,573	—	27,573
Net unrealized loss on available-for-sale securities	—	—	—	(47)	(47)
Minimum pension liability, net	—	—	—	(325)	(325)
Cumulative translation adjustment	—	—	—	13,595	13,595

Total comprehensive income	—	—	—	—	40,796

Issuance of common stock for stock plans	111,625	1,258	—		1,258
Issuance of common stock for acquisitions	107,095	2,140	—	—	2,140
Exercise of stock options	364,122	965	—	—	965
Tax benefit from exercise of stock options	—	3,112	—	—	3,112
Purchase of fractional shares from stock split	(87)	(7)	—	—	(7)

Balance, December 31, 2004	24,479,420	$79,964	$41,854	$13,223	$135,041

The accompanying notes are an integral part of these consolidated statements.

CERADYNE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net income	$27,573	$11,237	$2,685
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	7,554	3,328	2,941
Deferred income taxes	(216)	1,116	1,556
Changes in operating assets and liabilities, net of assets acquired:
Accounts receivable, net	(14,373)	(7,095)	(3,294)
Other receivables	809	(178)	(56)
Inventories	(3,412)	(814)	(1,526)
Production tooling	(3,529)	(451)	(350)
Prepaid expenses and other	(3,604)	(1,128)	(511)
Other assets	746	—	—
Accounts payable	8,847	5,490	80
Accrued expenses	3,556	2,007	(182)
Income tax payable	4,428	—	—
Tax benefit from exercise of stock options	3,112	2,665	—
Other liabilities	1,311	—	—
Deferred revenue	—	(213)	(57)
Warranty reserve	—	(596)	596

Net cash provided by operating activities	32,802	15,368	1,882
Cash flows from investing activities:
Purchases of property, plant and equipment	(26,563)	(12,293)	(5,585)
Redemptions (purchases) of marketable securities	9,088	(19,202)	—
Acquisition of business, net of cash acquired	(141,280)	—	—

Net cash used in investing activities	(158,755)	(31,495)	(5,585)
Cash flows from financing activities:
Proceeds from common stock offering	—	28,419	—
Costs of common stock offering	—	(487)	—
Proceeds from issuance of common stock for stock plans	1,251	421	438
Proceeds from issuance of stock due to exercise of stock options	965	1,434	308
Payment of loan fees	(3,227)	—	—
Borrowings on (reduction in) bank line of credit	9,708	(2,390)	2,390
Proceeds (payments) on long-term debt	109,725	(158)	(100)

Net cash provided by financing activities	118,422	27,239	3,036
Effect of exchange rates on cash and cash equivalents	590	—	—
Increase (decrease) in cash and cash equivalents	(6,941)	11,112	(667)
Cash and cash equivalents, beginning of period	11,462	350	1,017

Cash and cash equivalents, end of period	$4,521	$11,462	$350

Supplemental disclosures of cash flow information:
Interest paid	$1,345	$40	$96

Income taxes paid	$10,281	$2,398	$20

Supplemental schedule of non-cash financing activities:
Fulfillment of 401(k) obligations through the issuance of stock	$556	$361	$205

Issuance of common stock in connection with Quest acquisition	$2,140	—	—

The accompanying notes are an integral part of these consolidated statements.

CERADYNE, INC.

1.	Description of Business

Ceradyne develops, manufactures and markets advanced technical ceramic products and components for defense, industrial, automotive/diesel and commercial applications. The Company’s competitive advantage results from our expertise in ceramic material science as well as our vertically integrated approach of designing much of our key equipment and controlling the manufacturing process from raw material powders to finished product. This allows the Company to design and manufacture precision, high quality advanced technical ceramic products to meet demanding customer specifications. The Company markets its products to a broad range of industries in 50 countries. The Company’s customers include the U.S. government, prime government contractors and large industrial and commercial manufacturers.

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

2.	Summary of Significant Accounting Policies

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

c. Short Term Investments

The Company’s short term investments consist of marketable securities, primarily high-grade corporate and government securities. The Company classifies all of its investments as available-for-sale or held to maturity based on the Company’s intent. As of December 31, 2004, the amount classified as available for sale is $8.1 million, which is recorded at fair market value, with any unrealized gain or loss recorded as a component of other comprehensive income. The amount classified as held to maturity is $2.1 million, which is accounted for using amortized cost. The maturity dates for the held to maturity investments range from January through May 2005, therefore held to maturity securities have been recorded as current assets.

d. Foreign Exchange Risk Management

The Company measures the financial statements of its foreign subsidiaries using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the exchange rate on the balance sheet date. Revenues, costs and expenses are translated at the rates of exchange prevailing during the year. Translation adjustments resulting from this process are included in stockholders’ equity. Gains and losses from foreign currency transactions are included in other income, miscellaneous.

e. Accounts Receivable, Net

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance based on historical write-off experience by, customer credit history, and other relevant factors. We review our allowance for doubtful accounts at least quarterly. Account balances are charged off against the allowance when we feel it is probable the receivable will not be recovered. We do not have any off-balance-sheet credit exposure related to our customers.

CERADYNE, INC.

The following are changes in the allowance for doubtful accounts for the years ended December 31, 2004, 2003 and 2002 (in thousands):

	Balance at Beginning of Year	Additions		Write-offs Net of Recoveries	Balance at End of Year
December 31, 2004	$112	$743	(1)	$399	$456
December 31, 2003	$111	$230		$229	$112
December 31, 2002	$101	$67		$57	$111

(1)	Additions in 2004 include $272 of allowance that was part of the ESK Ceramics acquisition.

f. Inventories

Inventories are valued at the lower of cost (first-in, first-out) or market. The write down of inventory for obsolete items is based on management’s estimate of the amount considered obsolete based on specific reviews of inventory items. In estimating the write down, management relies on its knowledge of the industry as well as its current inventory levels. The amounts the Company will ultimately realize could differ from amounts estimated by management. Inventory costs include the cost of material, labor and manufacturing overhead. The following is a summary of inventories by component (in thousands):

	December 31,
	2004	2003
Raw materials	$11,697	$3,781
Work-in-process	22,344	9,494
Finished goods	13,632	3,646

	$47,673	$16,921

g. Production Tooling

The Company’s production tooling primarily consists of graphite tooling used in the manufacturing and furnace processes. This tooling is being amortized over three to nine months.

h. Property, Plant and Equipment, Net

Property, plant and equipment consists of the following (in thousands):

	December 31,
	2004	2003
Land and Land Improvements	$10,017	$2,586
Building improvements	54,483	5,581
Machinery and equipment	112,130	38,322
Leasehold improvements	11,134	4,840
Office equipment	9,302	3,958
Construction in progress	1,763	1,820

	198,829	57,107
Accumulated depreciation	(36,551)	(29,482)

	$162,278	$27,625

CERADYNE, INC.

Depreciation and amortization of property, plant and equipment are provided using the straight-line method over the following estimated useful lives:

Buildings	30 years
Machinery and equipment	3 to 12 years
Office equipment	5 years
Leasehold improvements	Shorter of 10 years or the term of Lease

Maintenance, repairs and minor renewals are charged to expense as incurred. Repairs and maintenance expense approximated $6,061,000, $1,181,000 and $1,151,000 in 2004, 2003, and 2002, respectively. Additions and improvements are capitalized. When assets are disposed of, the applicable costs and accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is included in the results of operations. Depreciation expense approximated $7,554,000, $3,328,000 and $2,941,000 in 2004, 2003, 2002, respectively.

i. Goodwill and Intangible Assets, Net

In accordance with SFAS 142, goodwill is not being amortized, but instead is subject to an annual assessment of impairment by applying a fair-value based test. The Company performs its annual assessment of impairment in the fourth quarter of each year.

The Company performs an annual impairment test for goodwill. Goodwill is allocated to four reporting units, which represents the Company’s operating segments. The Company’s reporting units for purposes of applying the provisions of SFAS 142 are: Advanced Ceramics Operations, Semicon Associates, Thermo Materials and ESK Ceramics. SFAS 142 requires the Company to compare the fair value of the goodwill and indefinite lived intangible assets to the carrying amount on an annual basis to determine if there is potential impairment. If the fair value of goodwill and/or indefinite lived intangible assets is less than the carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill and/or indefinite lived intangible assets is less than the carrying value. Fair value is determined based on discounted cash flows, market multiples or appraised values as appropriate. At December 31, 2004, the Company did not believe any impairment of goodwill had occurred. Intangible assets with definite lives are amortized over their estimated useful lives.

There were no changes in goodwill during the years ended December 31, 2003 and 2002

The roll forward of the goodwill balance by segment for the year ended December 31, 2004 is as follows (in thousands):

	December 31, 2004	Translation	ESK	Quest	December 31, 2003
Goodwill:
ACO	$2,575	$—	$—	$1,946	$629
Semicon	603	—	—	—	603
Thermo	279	—	—	—	279
ESK	2,622	146	2,476	—	—

Total	$6,079	$146	$2,476	$1,946	$1,511

The components of intangibles assets were as follows (in thousands):

	December 31, 2004
	Gross Amount	Accumulated Amortization	Net Amount
Amortizing Intangibles Assets
Backlog	$548	$548	$—
Developed technology	5,045	112	4,933

	5,593	660	4,933

Non-Amortizing tradename	2,302	—	2,302

Total	$7,895	$660	$7,235

CERADYNE, INC.

All of the intangible assets were acquired in 2004 (See Note 3). Amortization of definite-lived intangible assets will be approximately $420 in each of the fiscal years 2005 through 2009.

j. Sales Recognition

Sales are recorded when all of the following have occurred: an agreement of sale exists, product delivery and acceptance has occurred or services have been rendered, and collection is reasonably assured. Management is required to make judgments about whether or not collectibility is reasonably assured. The Company reduces revenue with reserves for estimated price concessions and sales returns. Allowances, which are recorded at the time revenue is recognized, in accordance with SFAS No. 48, “Revenue Recognition When Right of Return Exists,” are based upon historical price concessions and sales returns. The Company does not record a warranty reserve on the sale of its products. For its largest product line, body armor, all of which is sold to the U.S. Government, each lot of body armor is tested at an independent laboratory and the lot cannot be released for shipment to the U.S. Government until positive test results are received by both the U.S. Government and the Company. For its non-body armor sales, the Company has experienced minimal claims from these types of sales. Additionally, due to the inherent nature, strength, durability and structural properties of ceramics, as well as a rigid quality control program that includes, for some of our customers, having the customer accept quality test results prior to shipment, management does not believe a warranty reserve is necessary.

k. Net Income Per Share

Basic net income per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted net income per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding plus the effect of any dilutive stock options and common stock warrants using the treasury stock method. All share data in these financial statements have been adjusted to give retroactive effect to a 3-for-2 split of the Company’s common stock in the form of a 50% stock dividend distributed on April 7, 2004, and a second 3-for-2 split of the Company’s common stock in the form of a 50% stock dividend distributed on January 18, 2005.

The following is a summary of the number of shares entering into the computation of net income per common and common equivalent share:

	December 31,
	2004	2003	2002
Weighted average number of shares outstanding	24,170,212	21,441,645	19,093,898
Dilutive stock options	427,982	458,494	614,883

Number of shares used in dilutive computation	24,598,194	21,900,139	19,708,781

l. Accounting for Long-Lived Assets

In accordance with SFAS No. 144, long-lived assets and intangible assets with definite lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment indicators include, among other conditions, cash flow deficits, historic or anticipated declines in revenue or operating profit and adverse legal or regulatory developments. If it is determined that such indicators are present and the review indicates that the assets will not be fully recoverable, based on undiscounted estimated cash flows over the remaining amortization periods, their carrying values are reduced to estimated fair market value. Estimated fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. For the purposes of identifying and measuring impairment, long-lived assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities.

m. Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

CERADYNE, INC.

n. Engineering and Research

The costs associated with application engineering and internally-funded research are expensed as incurred and are included in cost of product sales or other operating expenses. Costs associated with the research and development department were $3,341,000, $2,111,000 and $2,080,000 for years ended December 31, 2004, 2003 and 2002, respectively. In addition, the Company historically has and continues to engage in application engineering and internally funded research to improve and reduce the cost of products and to develop new products. Costs associated with the engineering department were approximately $3,767,000, $1,879,000 and $1,531,000 in 2004, 2003 and 2002, respectively, and are included in cost of product sales.

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

q. Stock-Based Compensation

The Company applies the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” in accounting for stock-based compensation; therefore, no compensation expense has been recognized for its fixed stock option plans as options generally are granted at fair market value based upon the closing price on the date immediately preceding the grant date. The Company has adopted the disclosure requirements for SFAS No. 123, “Accounting for Stock-Based Compensation.” On December 31, 2002, the FASB issued SFAS No. 148, Accounting for Stock Based Compensation Transition and Disclosure, which amends SFAS No. 123. SFAS No. 148 requires more prominent and frequent disclosures about the effects of stock-based compensation, which we have adopted commencing with the year ended December 31, 2002. Accordingly, if compensation expense for the Company’s stock options had been recognized, based upon the fair value of awards granted, the Company’s net income and earnings per share would have been reduced to the following pro forma amounts (in thousands, except share data):

	2004	2003	2002
Net income, as reported	$27,573	$11,237	$2,685
Deduct: total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(873)	(435)	(222)

Pro forma net income	$26,700	$10,802	$2,463

Net income per Share:
Basic—as reported	$1.14	$.52	$0.14
Basic—pro forma	$1.10	$.50	$0.13
Diluted—as reported	$1.12	$.51	$0.14
Diluted—pro forma	$1.09	$.49	$0.12
Weighted average shares outstanding:
Basic	24,170,212	21,441,645	19,093,898
Diluted	24,598,194	21,900,139	19,708,781

The pro forma amounts were estimated using the Black-Scholes option-pricing model with the following assumptions:

	2004	2003	2002
Expected term (years)	7.0	7.0	7.0
Volatility	57.17%	56.97%	53.99%
Annual dividend per share	$0.00	$0.00	$0.00
Risk free interest rate	3.91%	3.62%	3.97%
Weighted-average fair value of options granted	$33.29	$13.23	$3.50

CERADYNE, INC.

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

r. Comprehensive Income

Comprehensive income encompasses all changes inequity other than those arising from transactions with stockholders, and consists of net income, currency translation adjustments, pension adjustments and unrealized net gains and losses on investments classified as available-for-sale.

s. New Accounting Pronouncements

In November 2004, Statement of Financial Accounting Standards No. 151, “Inventory Costs-an amendment of ARB No. 43, Chapter 4” (SFAS No. 151), was issued. This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect adoption of this standard to have a material impact on its consolidated financial statements.

In December 2004, the Financial Accounting Standards Board issued a revision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123R). SFAS No. 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance and eliminates the alternative to use Opinion 25’s intrinsic value method of accounting that was provided in Statement 123 as originally issued. Under Opinion 25, issuing stock options to employees at market value generally resulted in recognition of no compensation cost. SFAS No. 123R requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123R is effective for the first interim or annual reporting period that begins after June 15, 2005. The Company has not quantified the potential effect of adoption of SFAS No. 123R. However, the Company believes adoption of SFAS No. 123R will result in a decrease to reported earnings.

3.	Acquisitions

On August 23, 2004, the Company completed the acquisition of ESK Ceramics GmbH and Co. KG (“ESK Ceramics”) from Wacker-Chemie GmbH, pursuant to a Sale and Purchase Agreement dated June 30, 2004.

The purchase price was approximately $141.6 million, which included $4.1 million of transaction costs. The purchase price was financed with $110 million of long-term debt borrowed under a new credit facility of $160 million provided by a syndicate of banks and institutional lenders led by Wachovia Bank, pursuant to a Credit Agreement dated August 18, 2004. The balance of the purchase price and transaction costs was paid with a portion of the Company’s existing cash. ESK Ceramics, based in Kempten, Germany, is a manufacturer of industrial technical ceramic powders and advanced technical ceramic products.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” the acquisition has been accounted for under the purchase method of accounting. The estimates of fair value of the assets acquired and liabilities assumed are based on our estimates. The following table summarizes the components of the purchase price (in thousands):

Cash and debt incurred	$137,488
Transaction costs	4,093

Total purchase price	$141,581

Fair value of assets and liabilities assumed:
Cash	$610
Accounts receivable, net	14,263
Inventory	24,916
Property, plant and equipment	104,234
Other assets	9,295
Backlog	500
Developed technology	4,600
Tradename	2,100
Goodwill	2,476
Assumed liabilities	(21,413)

Net assets acquired	$141,581

CERADYNE, INC.

Unaudited pro-forma combined results of operations of the Company, assuming the acquisition had occurred as of January 1, 2003, are presented below. The pro-forma combined results of operations for the year ended December 31, 2004 and 2003, include pro-forma results of operations for the acquisition described above and adjustments to intercompany sales, depreciation, amortization, pension costs, and interest. The pro-forma combined results of operations for the year ended December 31, 2004 and 2003 contain the use of certain estimates and adjustments to reflect twelve months of results of operations for the acquisition discussed above. These combined results have been prepared for comparison purposes only and do not purport to be indicative of what operating results would have been, and may not be indicative of future operating results (in thousands):

	Twelve Months ended December 31,
	2004	2003
	(unaudited)
Net Sales	$281,619	$193,337
Net Income	28,870	13,765
Earnings per share:
Basic	$1.19	$0.64
Diluted	$1.17	$0.63

The pro forma adjustments are based upon available information and certain assumptions that the Company believes are reasonable under the circumstances.

On May 15, 2004, the Company completed the purchase of the assets and business of Quest Technology, LP, a privately held firm focusing exclusively on the injection molding of technical ceramics. The purchase price for the acquisition was approximately $2.7 million consisting of 107,095 newly issued shares of Ceradyne common stock, cash payments totaling approximately $300,000 and the assumption of certain liabilities. The purchase price was allocated to net tangible assets and goodwill of $714,000 and $1.9 million, respectively.

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

4.	Debt and Bank Borrowing Arrangements

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

CERADYNE, INC.

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

As of December 31, 2004, the Company borrowed a total of $109.7 million on the term loan. The interest rate on $95.0 million of the $109.7 million term loan is currently based on the LIBOR rate for a fixed period of six months, at an effective interest rate equal to 3.94 percent per annum. The interest rate on the $14.7 million balance is comprised of a $13.0 million amount based on the LIBOR rate for a fixed period of three months, at an effective interest rate equal to 4.38 percent per annum and a $1.73 million amount based on the LIBOR rate for a fixed period of approximately two months, at an effective interest rate equal to 4.50 percent per annum.

As of December 31, 2004, the Company borrowed a total of $9.7 million under the revolving line of credit. The interest rate on $5.0 million of the credit line is based on the LIBOR rate for a period of one month, at an effective rate equal to 4.19%. The interest rate on $2.0 million of the credit line is based on the prime rate plus a margin of one half of one percent, which equals 6.0%. While the remaining balance of $2.7 million, is based on the LIBOR rate for a period of 5 days, at an effective rate equal to 4.19%.

Pursuant to the bank line of credit, the Company is subject to certain covenants, which include, among other things, the maintenance of specified minimum amounts of tangible net worth and quick assets to current liabilities ratio. At December 31, 2004, the Company was in compliance with these covenants.

5.	Financial Instruments

Foreign Exchange Risk Management

The Company enters into foreign exchange forward contracts to reduce earnings and cash flow volatility associated with foreign exchange rate changes to allow management to focus its attention on its core business operations. Accordingly, the Company enters into contracts which change in value as foreign exchange rates change to economically offset the effect of changes in value of foreign currency assets and liabilities, commitments and anticipated foreign currency denominated sales and operating expenses. The Company enters into foreign exchange forward contracts in amounts between minimum and maximum anticipated foreign exchange exposures, generally for periods not to exceed one year. These derivative instruments are not designated as accounting hedges.

The Company measures the financial statements of its foreign subsidiaries using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the exchange rate on the balance sheet date. Revenues, costs and expenses are translated at the rates of exchange prevailing during the year. Translation adjustments resulting from this process are included in stockholders’ equity. Gains and losses from foreign currency transactions are included in other income, miscellaneous.

In June and July 2004, the Company entered into forward exchange contracts outstanding totaling approximately $126.0 million exchangeable into 110.0 million euros. These contracts were opened in connection with the purchase of ESK Ceramics and in August 2004 were converted into euros to serve as part of the purchase price. The fair market value of the contract at expiration in August 2004 was $1.9 million, which was recognized as a gain realized during the year ended December 31, 2004. As of December 31, 2004, the Company does not have any outstanding forward exchange contracts.

CERADYNE, INC.

6.	Income Taxes

The provision (benefit) for income taxes is comprised of the following for the year ended December 31 (in thousands):

	2004	2003	2002
Current	$16,562	$4,935	$(109)
Deferred	(216)	1,116	1,556

	$16,346	$6,051	$1,447

The components of the Company’s deferred tax asset (liability) as of December 31, 2004 and 2003 are as follows (in thousands):

	December 31,
	2004	2003
Current Asset (Liability):
Inventory adjustments	$1,929	$749
Vacation accrual	402	243
Bad debt allowance	200	48
Accrued payroll	773	103
State taxes	983	182
Other	(77)	—

	$4,210	$1,325

Noncurrent (Liability) Asset:
Depreciation and amortization	$(7,173)	$(3,060)
Deferred compensation	1,041	24
State Taxes	199	158
Other	238	—

	$(5,695)	$(2,878)

The effective income tax rate for the years ended December 31, 2004, 2003 and 2002 differs from the Federal statutory income tax rate due to the following items (in thousands):

	December 31,
	2004	2003	2002
Income before taxes	$43,919	$17,288	$4,132
Provision for income taxes at federal statutory rate (35%)	15,372	5,878	1,405
State income taxes, net of federal benefit	2,210	698	98
Permanent Items	(410)	—	—
Credits	(197)	(456)	—
Other	(629)	(69)	(56)

Provision (benefit) for income taxes	$16,346	$6,051	$1,447

Effective tax rate	37.22%	35.00%	35.00%

The exercise of stock options represents a tax benefit and has been reflected as a reduction of taxes payable and an increase to the additional paid-in capital account. The benefit recorded was $3.1 million for the year ended December 31, 2004.

7.	Employee Retirement and Other Benefit Plans

Supplemental Retirement Plan

In December 1988, the Board of Directors of the Company approved the adoption of a supplemental retirement plan, the Ceradyne SMART 401(k) Plan (the Plan), in which substantially all employees are eligible to participate after completing 90 days of employment. Participation in the Plan is voluntary. An employee may elect to contribute up to fifteen percent (15% or the maximum deferred tax amount of $16,000 in 2004, whichever is less) of the employee’s pretax compensation as a basic contribution. The Company may contribute any amount which the Board of Directors annually determines appropriate. Company

CERADYNE, INC.

contributions fully vest and are non-forfeitable after the participant has completed five years of service. The Company’s related contributions for the years ended December 31, 2004, 2003 and 2002 were $556,000, $361,000 and $205,000, respectively.

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

Based on the market value per share of the Company’s common stock on December 31, 2004, a total of 14,589 shares were contributed in 2005 as the Company’s matching contribution under the Plan for 2004. After that contribution, there were 569,224 shares remaining and available for future contribution under the Plan.

Pension and Postretirement Benefit Plans

In connection with the acquisition of ESK Ceramics in August 2004, the Company sponsors a defined benefit pension plan in Germany related to its ESK Ceramics employees.

These pension benefits are rendered for the time after the retirement of the employees by payments into legally independent pension and relief facilities. They are generally based on length of service, wage level and position in the company. The direct and indirect obligations comprise obligations for pensions that are already paid currently and expectations for pensions payable in the future.

Components of net periodic benefit cost under the pension plan 2004 (subsequent to the acquisitions) were (in thousands):

2004
Service cost	439
Interest cost	490
Expected return on plan assets	(512)

Net periodic benefit cost	$417

The weighted-average assumptions used to determine net periodic benefit costs were as follows:

2004
Discount rate:	5.5%
Expected return on plan assets	6.0%
Rate of compensation increase:	3.0%

CERADYNE, INC.

Components of the change in benefit obligation, change in plan assets and funded status for the Company’s pension plans for December 31, 2004 were as follows (in thousands):

2004
Change in benefit obligation:
Benefit obligation, at date of acquisition	$26,457
Service cost	439
Interest cost	490
Actuarial (gain) loss	3,073
Benefits paid	424
Impact of foreign currency translation	2,789

Benefit obligation, end of period	$33,672

Change in plan assets:
Fair value of plan assets, at date of acquisition	$24,788
Actual return on plan assets	392
Company contribution	192
Employees contribution	192
Benefits paid	(46)
Impact of foreign currency translation	2,426

Fair value of plan assets, end of period	$27,944

Funded status of plans	(5,728)
Unrecognized net actuarial gain (loss)	3,440

Net liabilities recognized	$2,288

Amounts recognized in the consolidated balance sheet consist of:

Prepaid pension costs	3,573
Accrued pension liability	(6,408)
Accumulated other comprehensive loss	548

At December 31, 2004, the overall allocation of the plan assets was 45% in bonds, 25% in equities, 18% in real estate and 12% in cash and private equity funds. The expected long-term rate of return on plan assets assumption is based on numerous factors including historical rates of return, long-term inflation assumptions, current and future financial market conditions and expected asset allocation.

The Company expects to contribute $1.4 million to its defined benefit plans in 2005.

CERADYNE, INC.

The following estimated future benefit payments are expected to be paid in the years indicated (in thousands):

2005	$206
2006	256
2007	334
2008	391
2009	516
2010-2014	4,289

Additional Minimum Liability

The increase of the minimum pension liability in 2004 resulted in an after tax reduction of stockholders’ equity by $325,000 and is included in other comprehensive loss.

8.	Commitments and Contingencies

a. Operating Lease Obligations

The Company leases certain of its manufacturing facilities under noncancelable operating leases expiring at various dates through October 2015. The Company incurred rental expense under these leases of $1,276,000, $1,050,000 and $1,096,000 for the years ended 2004, 2003 and 2002, respectively. The approximate minimum rental commitments required under existing noncancelable leases as of December 31, 2004 are as follows (in thousands):

2005	$1,427
2006	610
2007	623
2008	599
Thereafter	2,201

$5,460

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

9.	Disclosure About Segments of Enterprise and Related Information

The Company serves its markets and manages its business through four segments, each of which has its own distinct products, manufacturing facilities and administrative and selling functions. The Company’s Advanced Ceramic Operations, located in Costa Mesa, Irvine and San Diego, California, Lexington, Kentucky and Wixom, Michigan primarily produces armor and orthodontic products, components for semiconductor equipment, and houses the Company’s SRBSN research and development activities. The Company’s cathode development and production are handled through its Semicon Associates division located in Lexington, Kentucky. Fused silica products, including missile radomes, are produced at the Company’s Thermo Materials division located in Scottdale and Clarkston, Georgia. Ceramic powders including boron carbide, boron nitride, silicon nitride and silicon carbide are produced at the Company’s ESK Ceramics subsidiary located in Kempten, Germany and Bazet, France. ESK Ceramics also manufactures evaporation boats, high performance pump seals and functional and frictional coatings.

CERADYNE, INC.

SEGMENT STATEMENT OF OPERATIONS FOR THE YEARS ENDED

DECEMBER 31, 2004, 2003 and 2002

(amounts in thousands)

	2004	2003	2002
Revenue from External Customers
ACO	$159,791	$80,464	$47,291
ESK Ceramics	36,019	—	—
Semicon Associates	7,509	6,861	6,042
Thermo Materials	12,293	14,148	7,905

Total	$215,612	$101,473	$61,238

Depreciation and Amortization
ACO	$3,508	$2,474	$2,001
ESK Ceramics	3,033	—	—
Semicon Associates	385	369	456
Thermo Materials	628	485	484

Total	$7,554	$3,328	$2,941

Segment Income before Provision for Income Taxes
ACO	$43,901	$16,201	$4,132
ESK Ceramics	(596)	—	—
Semicon Associates	533	321	403
Thermo Materials	81	766	(403)

Total	$43,919	$17,288	$4,132

Segment Assets
ACO	$120,365	$89,828	$53,423
ESK Ceramics	177,889	—	—
Semicon Associates	5,874	5,685	5,897
Thermo Materials	12,226	8,694	6,659

Total	$316,354	$104,207	$65,979

Expenditures for PP&E
ACO	$19,825	$11,237	$4,717
ESK Ceramics	3,186	—	—
Semicon Associates	587	224	241
Thermo Materials	2,965	832	627

Total	$26,563	$12,293	$5,585

CERADYNE, INC.

SEGMENT STATEMENT OF OPERATIONS FOR THE YEARS ENDED

DECEMBER 31, 2004, 2003 and 2002

	2004	2003	2002
U.S. net sales (in %)
ACO	69%	76%	74%
ESK Ceramics	4%	0%	0%
Semicon Associates	2%	6%	8%
Thermo Materials	4%	13%	7%

Total U.S. net sales (in %)	79%	95%	89%

Foreign net sales (in %)
ACO	5%	3%	3%
ESK Ceramics	13%	0%	0%
Semicon Associates	1%	1%	2%
Thermo Materials	2%	1%	6%

Total Foreign net sales (in %)	21%	5%	11%

Total net sales (in %)
ACO	74%	79%	77%
ESK Ceramics	17%	0%	0%
Semicon Associates	3%	7%	10%
Thermo Materials	6%	14%	13%

Total net sales (in %)	100%	100%	100%

CERADYNE, INC.

SEGMENT STATEMENT OF OPERATIONS FOR THE YEARS ENDED

DECEMBER 31, 2004, 2003, AND 2002

(amounts in thousands)

The following is revenue by product line for Advanced Ceramic Operations for the years ended:

	December 31,
	2004	2003	2002
Semiconductor	$1,418	$1,146	$1,314
Armor	127,140	58,348	26,197
Orthodontics	9,765	9,024	7,061
Automotive	11,685	4,998	5,494
Other	9,783	6,948	7,225

	$159,791	$80,464	$47,291

10.	Stock Options

The Company has a stock option plan, the 2003 Stock Incentive Plan, and an employee stock purchase plan, the 1995 Employee Stock Purchase Plan.

The Company may sell up to 562,500 shares of stock to its full-time employees under the 1995 Employee Stock Purchase Plan. The Company sold 58,549 shares, 76,498 shares and 66,031 shares in 2004, 2003 and 2002, respectively, under the 1995 Employee Stock Purchase Plan. Employees may purchase shares at the lower of 85 percent of the quoted market value of the shares as determined on the first or last day of the plan year. As of December 31, 2004, the Company has 54,651 shares available under the 1995 Employee Stock Purchase Plan.

The Company was authorized to grant options for up to 2,362,500 shares under its 1994 Stock Incentive Plan. The Company has granted options for 2,691,225 shares and has had cancellations of 369,011 shares through December 31, 2004. The options granted under this plan were granted at an exercise price at or above the fair market value of the Company’s common stock at the date of grant, and generally became exercisable over a five-year period for incentive stock options and six months for nonqualified stock options.

The Company may grant options for up to 1,125,000 shares under the 2003 Stock Incentive Plan. The Company has granted options for 221,625 shares. There have been cancellations of 8,250 shares associated with this plan through December 31, 2004. Options are granted at or above the fair market value at the date of grant and generally become exercisable over a five-year period for incentive stock options and six months for nonqualified options.

The following is a summary of stock option activity:

	2004		2003		2002
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding, beginning of year	1,317,600	$3.91	1,788,435	$2.35	1,587,960	$2.29
Options granted	221,625	$22.19	249,750	$9.70	362,250	$2.63
Options exercised	(364,122)	$(2.65)	(707,310)	$(2.04)	(150,525)	$(2.05)
Options cancelled	(29,400)	$(6.17)	(13,275)	$(2.53)	(11,250)	$(2.80)
Outstanding, end of year	1,145,703	$7.79	1,317,600	$3.91	1,788,435	$2.35
Exercisable, end of year	543,978	$4.08	648,900	$2.29	1,110,960	$4.98

CERADYNE, INC.

The following table summarizes information regarding options outstanding and options exercisable at December 31, 2004:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Options	Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$1.44 - $2.81	291,000	2.88	$2.07	189,075	$2.00
$2.98 - $4.35	440,403	6.13	$3.22	255,678	$3.11
$10.53	196,425	8.02	$10.53	99,225	$10.53
$21.84 - $22.67	217,875	9.10	$22.18	—	—

11.	Quarterly Financial Information (unaudited)

The results by quarter for 2004 and 2003:

Quarter Ending

	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003
Net sales	$19,182	$22,106	$27,043	$33,142
Gross profit	4,917	6,294	8,173	9,965
Net income	1,512	2,220	3,297	4,209
Basic income per share	$0.08	$0.11	$0.14	$0.18
Diluted income per share	$0.08	$0.11	$0.14	$0.17

Quarter Ending
	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004
Net sales	$36,687	$39,225	$56,329	$83,371
Gross profit	11,653	13,394	17,956	26,091
Net income	5,012	6,482	7,294	8,785
Basic income per share	$0.21	$0.27	$0.30	$0.36
Diluted income per share	$0.21	$0.26	$0.30	$0.35

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 16, 2005	CERADYNE, INC.

	By:	/s/ JOEL P. MOSKOWITZ
Joel P. Moskowitz
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ JOEL P. MOSKOWITZ Joel P. Moskowitz	Chairman of the Board, Chief Executive Officer, President and Director (Principal Executive Officer)	March 16, 2005

/s/ JERROLD J. PELLIZZON Jerrold J. Pellizzon	Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2005

/s/ RICHARD A. ALLIEGRO Richard A. Alliegro	Director	March 16, 2005

/s/ EDUARD BAGDASARIAN Eduard Bagdasarian	Director	March 16, 2005

/s/ FRANK EDELSTEIN Frank Edelstein	Director	March 16, 2005

/s/ MILTON L. LOHR Milton L. Lohr	Director	March 16, 2005

/s/ RICHARD A. KERTSON Richard A. Kertson	Director	March 16, 2005

EXHIBIT INDEX

Exhibit No.		Description
2.1		Sale and Purchase Agreement dated June 30, 2004, between registrant and Wacker-Chemie GmbH. Incorporated herein by reference to Exhibit 2.1 of Registrant’s Form 8-K Current Report dated August 23, 2004, filed with the Commission on August 26, 2004.

3.1		Restated Certificate of Incorporation of Ceradyne, Inc., as filed with the Secretary of State of Delaware on May 25, 1987. Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 10-Q Report for the quarter ended June 30, 2004.

3.2		Certificate of Amendment of Restated Certificate of Incorporation of Ceradyne, Inc., as filed with the Secretary of State of Delaware on May 27, 2004. Incorporated herein by reference to Exhibit 3.2 to the Registrant’s Form 10-Q Report for the quarter ended June 30, 2004.

3.3		Bylaws of Registrant. Incorporated herein by reference to Exhibit 3.2 to the Registrant’s Form 10-Q Report for the period ended June 30, 1996.

3.4		Amendment to Bylaws of Registrant, adopted April 29, 1996. Incorporated herein by reference to Exhibit 3.3 to the Registrant’s Form 10-Q Report for the period ended June 30, 1996.

10.1		Lease between Trico Rents and the Registrant dated March 23, 1984, covering premises located at 235 Paularino Avenue, Costa Mesa, California. Incorporated herein by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 (File No. 2-90821).

10.2		Lease covering premises located at 3169-A Red Hill Avenue, Costa Mesa, California dated October 28, 1985. Incorporated herein by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1985.

10.3		Lease dated March 31, 1986 covering premises located at 3163 Red Hill Avenue, Costa Mesa, California. Incorporated herein by reference to Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1986.

10.4		Lease dated August 5, 1986 covering premises located at 225 Paularino Avenue, Costa Mesa, California. Incorporated herein by reference to Exhibit 10.46 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1986.

10.5		Short-form Memorandum of Lease Assignment dated December 15, 1986, and Lease dated June 23, 1980, covering premises located at 3449 Church Street, Scottdale, Georgia. Incorporated herein by reference to Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1986.

10.6		Joint Development Agreement dated March 28, 1986 between Unitek Corporation and the Registrant, and First and Second Amendments thereto. Incorporated herein by reference to Exhibit 10.52 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1986.

10.7	*	Ceradyne, Inc. 1994 Stock Incentive Plan. Incorporated herein by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

10.8	*	Amendment No. 1 to the Ceradyne, Inc. 1994 Stock Incentive Plan. Incorporated herein by reference to Exhibit 4.2 to Registrant’s Registration Statement on Form S-8 (File No. 33-61675).

10.9	*	Ceradyne, Inc. 1995 Employee Stock Purchase Plan. Incorporated herein by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-8 (File No. 33-61677).

Exhibit No.		Description
10.10		Amendment No. 2, dated June 5, 1995, to Lease between Trico Rents and the Registrant covering premises located at 235 Paularino Avenue, Costa Mesa, California. Incorporated herein by reference to Exhibit 10.32 to the Registrant’s Registration Statement on Form S-1 (File No. 33-62345).
10.11		Amendment No. 2, dated June 5, 1995, to Lease covering premises located at 3169-A Red Hill Avenue, Costa Mesa, California. Incorporated herein by reference to Exhibit 10.33 to the Registrant’s Registration Statement on Form S-1 (File No. 33-62345).

10.12		Amendment No. 2, dated June 5, 1995, to Lease dated March 31, 1986 covering premises located at 3163 Red Hill Avenue, Costa Mesa, California. Incorporated herein by reference to Exhibit 10.34 to the Registrant’s Registration Statement on Form S-1 (File No. 33-62345).

10.13		Amendment No. 2, dated June 5, 1995, to Lease dated August 5, 1986 covering premises located at 225 Paularino Avenue, Costa Mesa, California. Incorporated herein by reference to Exhibit 10.35 to the Registrant’s Registration Statement on Form S-1 (File No. 33-62345).

10.14	*	Amendment No. 2 to the Ceradyne, Inc. 1994 Stock Incentive Plan. Incorporated herein by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

10.15	*	Amendment No. 3 to the Ceradyne, Inc. 1994 Stock Incentive Plan. Incorporated herein by reference to Exhibit 4.4 to Registrant’s Registration Statement on Form S-8 (File No. 333-31679).

10.16	*	Amendment No. 4 to the Ceradyne, Inc. 1994 Stock Incentive Plan. Incorporated herein by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

10.17	*	Amendment No. 5 to the Ceradyne, Inc. 1994 Stock Incentive Plan. Incorporated herein by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

10.18	*	Amendment No. 6 to the Ceradyne, Inc. 1994 Stock Incentive Plan. Incorporate herein by reference to Exhibit 4.7 to the Registrant’s Registration Statement on Form S-8 (File No. 333-64094).

10.19	*	Amendment No. 1 to the Ceradyne, Inc. 1995 Employee Stock Purchase Plan. Incorporated herein by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-8 (File No. 333-64078).

10.20		Agreement to Extend Lease and Increase Rental Between Ida S. Borochoff and Lance Borochoff as Co-Trustees of the Charles Z. Borochoff Marital Trust created under the Will of Charles Z. Borochoff, as Landland and CERADYNE, INC., as Successor to Thermo Materials Corporation, as Tenant. Incorporated herein by reference to Exhibit 10.33 to the Registrant’s Annual Report on Form 10K for the year ended December 31, 2002.

10.21	*	Amendment No. 7 to the Ceradyne, Inc. 1994 Stock Incentive Plan. Incorporated herein by referenced to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.

10.22	*	Ceradyne, Inc. 2003 Stock Incentive Plan. Incorporated herein by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form S-3 (File No. 333-105883).

10.23		Lease agreement between California State Teachers’ Retirement System, as Landlord and CERADYNE, INC., as tenant. Incorporated herein by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.

Exhibit No.		Description
10.24		Credit Agreement dated August 18, 2004, between registrant, Wachovia Bank and the other lenders named therein. Incorporated herein by reference to Exhibit 10.1 of Registrant’s Form 8-K Current Report dated August 23, 2004, filed with the Commission on August 26, 2004.

10.25		Amendment No. 1 dated December 22, 2004, to the Credit Agreement dated August 18, 2004, between registrant, Wachovia Bank and the other lenders named therein.

10.26	*	Base Salaries Payable to Executive Officers during 2005. Incorporated herein by reference to Exhibit 10.1 of Registrant’s Form 8-K Current Report dated February 28, 2005, filed with the Commission on March 4, 2004.

10.27	*	Cash Bonus Plan for Executive Officers for 2005. Incorporated herein by reference to Exhibit 10.2 of Registrant’s Form 8-K Current Report dated February 28, 2005, filed with the Commission on March 4, 2005.

10.28	*	Cash Fees Payable to Non-Employee Directors for Service on the Board and its Committees. Incorporated herein by reference to Exhibit 10.3 of Registrant’s Form 8-K Current Report dated February 28, 2005, filed with the Commission on March 4, 2005.

14.1		Code of Business Conduct and Ethics.

21.1		Subsidiaries of the Registrant.

23.1		Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP.

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Each of these exhibits constitutes a management contract, compensatory plan, or arrangement.