Form 10-Q
period 2005-03-31
CERADYNE INC
filed 2005-05-09
CIK 18937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 000-13059

CERADYNE, INC.

(Exact name of Registrant as specified in its charter)

Delaware	33-0055414
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3169 Red Hill Avenue, Costa Mesa, CA	92626
(Address of principal executive)	(Zip Code)

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 18, 2005
Common Stock, $.01 par value	24,500,359 Shares

Exhibit Index on Page 22

CERADYNE, INC.

CERADYNE, INC.

FORM 10-Q

FOR THE QUARTER ENDED

March 31, 2005

PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements

CERADYNE, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS

(Amounts in thousands)

	March 31, 2005	December 31, 2004
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$1,766	$4,521
Short-term investments	8,864	10,041
Accounts receivable, net of allowances for doubtful accounts of approximately $325 and $456 at March 31, 2005 and December 31, 2004, respectively	43,438	48,649
Other receivables	1,568	3,175
Inventories, net	59,620	47,673
Production tooling	9,155	7,868
Prepaid expenses and other	8,513	8,510
Deferred tax asset	4,198	4,210

TOTAL CURRENT ASSETS	137,122	134,647

PROPERTY, PLANT & EQUIPMENT, at cost
Land	9,704	10,017
Buildings and improvements	52,436	54,483
Machinery and equipment	110,375	112,130
Leasehold improvements	11,554	11,134
Office equipment	9,418	9,302
Construction in progress	5,160	1,763

	198,647	198,829
Less accumulated depreciation and amortization	(40,032)	(36,551)

	158,615	162,278

INTANGIBLE ASSETS, net	6,850	7,235
GOODWILL	6,580	6,079
OTHER ASSETS	5,940	6,115

TOTAL ASSETS	$315,107	$316,354

See accompanying condensed notes to Consolidated Financial Statements

CERADYNE, INC.

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY

(Amounts in thousands, except share data)

	March 31, 2005	December 31, 2004
	(Unaudited)
CURRENT LIABILITIES
Bank line of credit	$6,223	$9,708
Current portion of long-term debt	1,100	1,100
Accounts payable	34,809	32,830
Accrued expenses	8,643	7,981
Income taxes payable	5,204	4,639

TOTAL CURRENT LIABILITIES	55,979	56,258
LONG-TERM DEBT, NET OF CURRENT PORTION	108,350	108,625
EMPLOYEE BENEFITS	10,399	10,735
DEFERRED TAX LIABILITY	5,833	5,695

TOTAL LIABILITIES	180,561	181,313
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Common stock, $.01 par value, Authorized - 40,000,000 shares, Outstanding - 24,499,109 shares and 24,479,813 shares at March 31, 2005 and December 31, 2004, respectively	244	244
Additional paid in capital	79,837	79,720
Retained earnings	47,839	41,854
Accumulated other comprehensive income	6,626	13,223

TOTAL SHAREHOLDERS’ EQUITY	134,546	135,041

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$315,107	$316,354

See accompanying condensed notes to Consolidated Financial Statements

CERADYNE, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share data)

	THREE MONTHS ENDED March 31,
	2005	2004
	(Unaudited)
NET SALES	$69,791	$36,687
COST OF PRODUCT SALES	47,894	25,034

Gross profit	21,897	11,653

OPERATING EXPENSES
Selling	4,799	711
General and administrative	4,545	2,607
Research and development	1,861	441

	11,205	3,759

Income from operations	10,692	7,894

OTHER INCOME (EXPENSE):
Royalty income	30	30
Interest income	108	165
Interest expense	(1,371)	—
Miscellaneous	226	34

	(1,007)	229
Income before provision for income taxes	9,685	8,123
PROVISION FOR INCOME TAXES	3,700	3,111

NET INCOME	$5,985	$5,012

BASIC INCOME PER SHARE	$0.24	$0.21

DILUTED INCOME PER SHARE	$0.24	$0.21

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	24,494	23,911
DILUTED	24,930	24,442

See accompanying condensed notes to Consolidated Financial Statements

CERADYNE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	THREE MONTHS ENDED MARCH 31,
	2005 (Unaudited)	2004 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$5,985	$5,012
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Depreciation and amortization	3,689	953
Deferred income taxes	333	—
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	4,521	(5,015)
Other receivables	1,589	31
Inventories, net	(13,139)	(1,593)
Production tooling	(1,565)	20
Prepaid expenses	804	(634)
Other assets	(576)	—
Accounts payable	3,906	2,986
Accrued expenses	(972)	3,921
Income taxes payable	490	—
Tax benefit due to exercise of stock options	67	—
Employee benefits	213	—

NET CASH PROVIDED BY OPERATING ACTIVITIES	5,345	5,681

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(4,768)	(5,234)
Redemptions (purchases) of short-term investments	1,177	(8,691)
Acquisition of businesses, net of cash acquired	(605)	—

NET CASH USED IN INVESTING ACTIVITIES	(4,196)	(13,925)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock due to exercise of options	50	69
Other	(87)	—
Payments on long-term debt	(275)	—
Net proceeds from (reduction in) bank line of credit	(3,369)	—

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	(3,681)	69

EFFECT OF EXCHANGE RATES ON CASH AND EQUIVALENTS	(223)	—

(DECREASE) IN CASH AND CASH EQUIVALENTS	(2,755)	(8,175)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,521	11,462

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,766	$3,287

SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES:
Interest paid	$1,278	$—
Income taxes paid	$2,717	$36

See accompanying condensed notes to Consolidated Financial Statements

CERADYNE, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement have been included. Operating results for the three-months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the Consolidated Financial Statements and Notes to Financial Statements included in Ceradyne’s Annual Report on Form 10-K for the year ended December 31, 2004.

2.	Stock-Based Compensation

The Company applies the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” in accounting for stock-based compensation; therefore, no compensation expense has been recognized for its fixed stock option plans as options are granted at fair market value based upon the closing price on the grant date. The Company has adopted the disclosure requirements for SFAS No. 123, “Accounting for Stock-Based Compensation”. On December 31, 2002, the FASB issued SFAS No. 148, “Accounting for Stock Based Compensation-Transition and Disclosure,” which amends SFAS No. 123. SFAS No. 148 requires more prominent and frequent disclosures about the effects of stock-based compensation, which the Company adopted in the year ended December 31, 2002. Accordingly, if compensation expense for the Company’s stock options had been recognized, based upon the fair value of awards granted, the Company’s net income and earnings per share would have been reduced to the following pro forma amounts (in thousands, except per share amounts):

	Three Months Ended March 31,
	2005	2004
Net income, as reported	$5,985	$5,012
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	364	189

Pro forma net income	$5,621	$4,823

Net income per share:
Basic - as reported	$0.24	$0.21

Basic – pro forma	$0.23	$0.20

Diluted - as reported	$0.24	$0.21

Diluted - pro forma	$0.23	$0.20

Weighted average shares outstanding:
Basic	24,494	23,911
Diluted	24,930	24,442

There were no options granted during the first quarter ended March 31, 2005.

3.	Acquisitions

On August 23, 2004, the Company completed the acquisition of ESK Ceramics GmbH and Co. KG (“ESK Ceramics”) from Wacker-Chemie GmbH, pursuant to a Sale and Purchase Agreement dated June 30, 2004. The Company began to consolidate and report the operations of ESK as of September 1, 2004. Strategic reasons for our acquisition of ESK Ceramics were to a) broaden product line offerings to customers located outside the United States and b) reduce costs of boron carbide, a key raw material used in the production of our largest product line, body armor.

The purchase price was approximately $142.2 million, which included $4.7 million of transaction costs. The purchase price was financed with $110 million of long-term debt borrowed under a new credit facility of $160 million provided by a syndicate of banks and institutional lenders led by Wachovia Bank, pursuant to a Credit Agreement dated August 18, 2004. The balance of the purchase price and transaction costs was paid with a portion of the Company’s existing cash.

ESK Ceramics, based in Kempten, Germany, is a manufacturer of industrial technical ceramic powders and advanced technical ceramic products.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” the acquisition has been accounted for under the purchase method of accounting. The estimates of fair value of the assets acquired and liabilities assumed are based on management’s estimates. The following table summarizes the components of the purchase price (in thousands):

Cash and debt incurred	$137,488
Transaction costs	4,677

Total purchase price	$142,165

Fair value of assets acquired and liabilities assumed:
Cash	610
Accounts receivable, net	14,263
Inventory	24,916
Property, plant and equipment	104,234
Other assets	9,295
Backlog	500
Developed technology	4,600
Tradename	2,100
Goodwill	3,060
Assumed liabilities	(21,413)

$142,165

Unaudited pro-forma combined results of operations of the Company, assuming the acquisition had occurred as of January 1, 2004, are presented below. The pro-forma combined results of operations for the three months ended March 31, 2004, include the acquisition described above and adjustments to intercompany sales, depreciation, amortization, pension costs, and interest. The pro-forma combined results of operations for the three months ended March 31, 2004 contain the use of certain estimates and adjustments to reflect three months of results of operations for the acquisition discussed above. These combined results have been prepared for comparison purposes only and do not purport to be indicative of what operating results would have been, and may not be indicative of future operating results (in thousands):

Three Months Ended March 31, 2004
(unaudited)
Net sales	$60,755
Net income	4,051
Earnings per share:
Basic	0.17
Diluted	0.17

The pro forma adjustments are based upon available information and certain assumptions that the Company believes are reasonable under the circumstances. The purchase price allocation is based on management’s estimates of fair value of the assets acquired, primarily the long-term tangible and intangible assets and liabilities assumed.

On May 15, 2004, the Company completed the purchase of the assets and business of Quest Technology, LP, a privately held firm focusing exclusively on the injection molding of technical ceramics. The purchase price for the acquisition was approximately $2.7 million consisting of 107,095 newly issued shares of Ceradyne common stock, cash of $100,000 paid at closing and $200,000 payable in 2005 and 2006 and the assumption of certain liabilities. The Company considers this to be an immaterial acquisition.

The purchase price allocation was allocated as follows (in thousands):

Quest Technology, LP
Net tangible assets	$714
Goodwill	1,979

Total purchase price	$2,693

In accordance with Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations”, the new intangible asset balance was allocated between identifiable intangible assets and remaining goodwill. Goodwill will not be amortized but is subject to an ongoing assessment for impairment.

4.	Composition of Certain Financial Statement Captions

Inventories are valued at the lower of cost (first in, first out) or market. Inventory costs include the cost of material, labor and manufacturing overhead. The following is a summary of the inventory components as of March 31, 2005 and December 31, 2004 (in thousands):

	March 31, 2005	December 31, 2004
Raw materials	$19,175	$11,697
Work-in-process	26,046	22,344
Finished goods	14,399	13,632

Total inventories	$59,620	$47,673

The components of amortizable intangibles and goodwill were as follows (in thousands):

	March 31, 2005
	Gross Amount	Accumulated Amortization	Net Amount
Intangible Assets:
Backlog	$525	$525	$—
Developed technology	4,833	188	4,645

	5,358	713	4,645

Non-amortizing tradename	2,205	—	2,205

Total	$7,563	$713	$6,850

Amortization of definite-lived intangible assets will be $504,000 in each of the fiscal years 2005 through 2009.

The rollforward of the goodwill balance is as follows (in thousands):

	March 31, 2005	Translation	ESK	Quest	December 31, 2004
Goodwill:
ACO	$2,608	$—	$—	$33	$2,575
Semicon	603	—	—	—	603
Thermo	279	—	—	—	279
ESK	3,090	(116)	584	—	2,622

Total	$6,580	$(116)	$584	$33	$6,079

5.	Recent Accounting Pronouncements

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

In December 2004, the Financial Accounting Standards Board (FASB) issued a revision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123R). SFAS No. 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance and eliminates the alternative to use Opinion 25’s intrinsic value method of accounting that was provided in Statement 123 as originally issued. Under Opinion 25, issuing stock options to employees generally resulted in recognition of no compensation cost. SFAS No. 123R requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123R is effective for the first annual reporting period that begins after June 15, 2005. We have not quantified the potential effect of adoption of SFAS No. 123R. However, we believe adoption of SFAS No. 123R will result in a decrease to our reported earnings.

In December 2004, the FASB issued SFAS No. 153 (“FAS 153”), “Exchange of Nonmonetary Assets an amendment of APB Opinion No. 29,” which amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. FAS 153 defines a nonmonetary exchange as having commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005 and shall be applied prospectively. The Company will adopt FAS 153 in fiscal 2005 and its adoption is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

In December 2004, the FASB issued FASB Staff Position No. FAS 109-2 (“FAS 109-2”), “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creations Act of 2004.” FAS 109-2 provides guidance under FASB Statement No. 109, “Accounting for Income Taxes,” with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on enterprises’ income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004. FAS 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying FASB Statement No. 109. The Company has not yet completed evaluating the impact of the repatriation provisions, however it does not anticipate the adoption will have a material impact on its consolidated financial statements. Accordingly, as provided for in FAS 109-2, we have not adjusted our tax expense or deferred tax liability to reflect the repatriation provisions of the Jobs Act.

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

The following is a summary of the number of shares used for the computation of net income per common and common equivalent share:

	Three Months Ended March
	2005	2004
Weighted average number of shares outstanding	24,494,071	23,910,717
Dilutive stock options	435,918	531,341

Number of shares used in diluted computations	24,929,989	24,442,058

The number of shares outstanding and earnings per share have been adjusted to reflect the three-for-two stock split in the form of a 50% stock dividend distributed on January 18, 2005.

7.	Credit Facility

On August 18, 2004, the Company entered into a $160 million Credit Facility Agreement with Wachovia Bank, National Association, and a syndicate of banks and other institutional lenders. The obligations under the Credit Agreement are collateralized by substantially all of the assets of the Company and ESK Ceramics, other than real property. The Credit Agreement provided for a term loan in the amount of $110 million and a revolving line of credit in the amount of $50 million. The Company borrowed the entire $110 million under the term loan on August 18, 2004. Principal under the term loan is payable in installments of $275,000 on the last day of each calendar quarter commencing December 31, 2004, with a balloon payment of $102.6 million payable on August 18, 2011. Additional payments of principal are required annually in an amount equal to 50 percent of the Company’s “excess cash flow,” as defined in the Credit Agreement. Principal may be prepaid at any time, in whole or in part, without premium or penalty at the election of the Company. Accrued interest is payable with each installment of principal.

Borrowings under the Credit Agreement bear interest at a rate per annum equal to the base rate chosen by the Company plus a margin determined pursuant to the Credit Agreement. The Company may choose a base rate, which is equal to approximately the London interbank offered rate, commonly known as the LIBOR rate, for deposits in dollars for the interest period selected by the Company. The Company may also choose an “alternate base rate,” as defined in the Credit Agreement, which is a fluctuating interest rate per annum equal to the higher of either (a) the prime rate established by Wachovia Bank from time to time, or (b) one-half of one percent above the Federal Funds Rate. The applicable margin is, in respect to the term loan, 2.00 percent per annum if the LIBOR rate is used and 1.00 percent per annum if an alternate base rate is used. With respect to borrowings under the revolving line of credit, the applicable margin is 1.75 percent per annum through December 31, 2005, and thereafter, the margin is a percentage determined pursuant to the Credit Agreement ranging from 0.25 percent to 1.00 percent if an alternate base rate is chosen, and ranging from 1.50 percent to 2.25 percent if the LIBOR rate is chosen.

The interest rate on the $109.5 million term loan is currently based on the LIBOR rate for a fixed period of three months, at an effective interest rate equal to 4.88 percent per annum.

As of March 31, 2005, the Company borrowed a total of $6.2 million under the revolving line of credit based on the prime rate plus a spread of 1.75 percent, resulting in a current effective interest rate on the revolving line of credit loan equal to 5.75 percent per annum. Additionally, approximately $2.3 million of the revolving line of credit has been reserved to support the issuance of outstanding letters of credit.

Pursuant to the bank line of credit, the Company is subject to certain covenants, which include, among other things, the maintenance of specified minimum amounts of tangible net worth and quick assets to current liabilities ratio. At March 31, 2005, the Company was in compliance with these covenants.

8.	Disclosure About Segments of an Enterprise and Related Information

The Company serves its markets and manages its business through four operating segments, each of which has its own manufacturing facilities and administrative and selling functions. The Company’s Advanced Ceramic Operations, located in Costa Mesa, Irvine, and San Diego, California, Lexington, Kentucky and Wixom, Michigan, primarily produces armor and orthodontic products, diesel engine parts, components for semiconductor equipment, and houses the Company’s sintered reaction bonded silicon nitride (SRBSN) research and development activities. The Company’s cathode development and production are handled through its Semicon Associates division located in Lexington, Kentucky. Fused silica products, including missile radomes, are produced at the Company’s Thermo Materials division located in Scottdale and Clarkson, Georgia. The Company’s ESK Ceramics operation is located in Kempten, Germany and Bazet, France. This subsidiary produces ceramic powders, including boron carbide powder for ceramic body armor, evaporation boats for metallization, functional and frictional coatings utilized in the automotive and textile industries, high performance pump seals, bearings for fluid handling, and refractory products.

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

Ceradyne Thermo Materials Scottdale and Clarkson, Georgia Approximately 132,000 square feet

Defense Applications:

•      Missile radomes (nose cones)

Industrial Applications:

•      Glass tempering rolls

•      Metallurgical tooling

•      Castable and other fused silica products

•      Crucibles for photovoltaic solar cell applications

The financial information for all segments is presented below (in thousands):

	Three Months Ended March 31
	2005	2004
Revenue from External Customers
ACO	$38,324	$30,964
ESK Ceramics	26,486	—
Semicon Associates	1,941	1,842
Thermo Materials	3,040	3,881

Total	$69,791	$36,687

Depreciation and Amortization
ACO	$1,317	$725
ESK Ceramics	2,062	—
Semicon Associates	100	97
Thermo Materials	210	131

Total	$3,689	$953

Segment Income before Provision for Income Taxes
ACO	$8,122	$7,811
ESK Ceramics	1,410	—
Semicon Associates	222	144
Thermo Materials	(69)	168

Total	$9,685	$8,123

Segment Assets
ACO	$123,224	$100,764
ESK Ceramics	172,764	—
Semicon Associates	6,043	5,769
Thermo Materials	13,076	9,662

Total	$315,107	$116,195

Expenditures for PP&E
ACO	$3,099	$4,826
ESK Ceramics	686	—
Semicon Associates	80	90
Thermo Materials	903	318

Total	$4,768	$5,234

The following is revenue by product line for ACO:

	Three Months Ended March 31
	2005	2004
Armor	$29,215	$23,024
Automotive	3,635	2,579
Orthodontics	2,666	2,910
Industrial	2,808	2,451

	$38,324	$30,964

	Three Months Ended March 31
	2005	2004
U.S. Net Sales
ACO	51%	79%
ESK Ceramics	7%	0%
Semicon Associates	2%	4%
Thermo Materials	3%	7%

Total	63%	90%

Foreign Net Sales
ACO	4%	5%
ESK Ceramics	30%	0%
Semicon Associates	1%	1%
Thermo Materials	2%	4%

Total	37%	10%

Total Net Sales
ACO	55%	84%
ESK Ceramics	37%	0%
Semicon Associates	3%	5%
Thermo Materials	5%	11%

Total	100%	100%

Note: Foreign sales for ESK Ceramics are sales to non-U.S. countries including the principal countries of Germany, France, Denmark and Italy.

9.	Pension and Postretirement Benefit Plans

In connection with the acquisition of ESK Ceramics in August 2004, the Company sponsors a defined benefit pension plan in Germany related to its ESK Ceramics employees. Components of net periodic benefit cost under this plan were (in thousands):

Three Months Ended March 31 2005
Service cost	$347
Interest cost	407
Expected return on plan assets	(415)
Amortization of unrecognized gain	4

Net periodic benefit cost	343

10.	Commitments and Contingencies

The Company leases certain of its manufacturing facilities under noncancelable operating leases expiring at various dates through October 2015. The Company incurred rental expense under these leases of $451,000 and $225,000 for the three months ended 2005 and 2004, respectively. The approximate minimum rental commitments required under existing noncancelable leases as of March 31, 2005 are as follows (in thousands):

2005	$1,301
2006	612
2007	621
2008	595
2009	489
Thereafter	1,702

$5,320

From time to time, the Company is involved in legal proceedings incidental to its business. The Company believes that pending actions, individually and in the aggregate, will not have a material adverse effect on its financial condition, results of operations or cash flows, and that adequate provision has been made for the resolution of such actions and proceedings.

11.	Foreign Exchange Transactions

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

The Company measures the financial statements of its foreign subsidiaries using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the exchange rate on the balance sheet date. Revenues, costs and expenses are translated at the rates of exchange prevailing during the reporting period. Translation adjustments resulting from this process are included in stockholders’ equity. Gains and losses from foreign currency transactions are included in other income, miscellaneous. The Company generally opens foreign exchange forward contracts on the first day of each month and closes them by the last day of the month.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Preliminary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains statements which may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934. One generally can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “may,” “will,” “expects,” “intends,” “estimates,” “anticipates,” “plans,” “seeks,” or “continues,” or the negative thereof, or variations thereon, or similar terminology. Forward-looking statements regarding future events and the future performance of the Company involve risks and uncertainties that could cause actual results to differ materially. Reference is made to the risks and uncertainties which are described in Note 10, “Commitments and Contingencies”, of Condensed Notes to Consolidated Financial Statements of this report, and in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, as filed with the Securities and Exchange Commission, under “Item 1-Business”, including the section therein entitled “Risk Factors”, and “Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

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

	Three Months Ended March 31
	2005	2004
Defense	46.0%	67.1%
Industrial	15.8	17.9
Automotive/Diesel	31.0	7.0
Commercial	7.2	8.0

Total	100.0%	100.0%

The principal factors contributing to our recent growth in sales are increased demand by the U.S. military for ceramic body armor that protects soldiers and our acquisition of ESK Ceramics in August 2004. ESK Ceramics contributed $26.5 million to our net sales during the first quarter ended March 31, 2005.

Military conflicts in Afghanistan and Iraq, as well as an increasingly unstable geopolitical climate and the heightened risk of international conflicts, have resulted in increased sales of our ceramic body armor in each year since 2001, as well as in the first quarter ended March 31, 2005. Based on our current backlog for ceramic body armor, we expect our shipments of ceramic body armor to be higher in fiscal year 2005 than in 2004. However, unless we receive additional orders under existing contracts or are successful in obtaining new contracts for ceramic body armor, our shipments of ceramic body armor will decline materially in 2006 from levels we expect to achieve in 2005. For the next several quarters, and perhaps longer, fluctuations in sales of ceramic body armor are likely to be the biggest factor affecting our sales.

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

During the quarter ended March 31, 2005, the U.S. military directed us to modify the specifications of the lightweight ceramic body armor that we have been manufacturing, from the version commonly referred to as SAPI (for small arms protective insert), to a revised requirement. This revised requirement resulted in a delay in body armor shipments during the first quarter of 2005 from the levels we had expected to ship, although we still were able to ship more body armor in the current quarter than we shipped in the first quarter of 2004. The revised requirement is more difficult to manufacture than the SAPI version. Two of our new designs to meet the revised requirement have been approved by the government, and we intend to continue to develop additional, improved armor designs.

ESK Ceramics produces boron carbide powder, which serves as a starter ceramic powder in the manufacture of our lightweight ceramic body armor. Owning this source of a principal raw material, together with the recent and ongoing expansion of our manufacturing capacity for ceramic armor in our new Lexington, Kentucky plant and in our Irvine, California facility, should allow us to fulfill current and anticipated requirements for our ceramic body armor.

Other existing products, which we believe could have a significant impact on our growth over the long term, include ceramic components for heavy-duty diesel truck engines, crucibles for the photovoltaic cell industry, ceramic radomes for the PAC-3 (Patriot Advanced Capability) and Arrow missile programs, sales to the oil exploration industry, and sales of orthodontic brackets.

In recent years, a substantial portion of our revenue in future periods has been derived from our order backlog. Our order backlog was approximately $186.7 million as of March 31, 2005, compared to approximately $101.4 million as of March 31, 2004. Orders for ceramic armor as of March 31, 2005 represented approximately $133 million, or 71.2% of the total backlog. This compares with orders for ceramic armor as of March 31, 2004 of approximately $82 million, or 80.9% of the total backlog at that time. We expect that substantially all of the orders as of March 31, 2005 will be shipped during the next 12 months.

Results of Operations for the Three Months Ended March 31, 2005

Net Sales. Our net sales for the three months ended March 31, 2005 were $69.8 million, an increase of $33.1 million, or 90.2%, from $36.7 million of net sales in the corresponding quarter of the prior year.

Net sales for our Advanced Ceramic Operations division for the three months ended March 31, 2005 were $38.3 million, an increase of $7.3 million, or 23.8% from the $31.0 million in the corresponding quarter of the prior year. The primary reason for this improvement was an increase of $6.3 million, or 27.2%, in net sales of ceramic body and other armor components for defense customers, from the $23.0 million of net sales in the first quarter of 2004. This increase in net sales of lightweight body armor for military personnel was caused by delivery of orders that were received in the third and fourth quarters of 2004 from the U.S. Department of Defense. Net sales for our orthodontic brackets product line were $2.7 million, a decrease of $244,000, or 8.4%, from net sales of $2.9 million in the corresponding quarter of the prior year. We believe that the decline in sales of orthodontic brackets resulted from our exclusive customer’s desire to reduce its inventory, rather than from a decline in consumer demand. Net sales for our automotive/diesel component product line were $3.6 million, an increase of $1.0 million, or 40.9%, from the $2.6 million in the corresponding quarter of the prior year. The primary reason for this increase is that our customers are producing more heavy-duty diesel truck engines due to an increase in orders.

We acquired our ESK Ceramics subsidiary on August 23, 2004, and began to consolidate and report their operations with ours as of September 1, 2004. For the three months ended March 31, 2005, ESK Ceramics contributed $26.5 million to our consolidated net sales. For purposes of comparison, ESK Ceramics’ sales in the first quarter of 2004 were $24.0 million, but its operations were not consolidated with ours during that quarter.

Our Semicon Associates division had net sales for the three months ended March 31, 2005 of $1.9 million, an increase of $99,000, or 5.4%, from the $1.8 million in the corresponding quarter of the prior year. The increase in sales reflects higher shipments of microwave cathodes during the current quarter versus the same quarter last year.

Our Thermo Materials division posted net sales for the three months ended March 31, 2005 of $3.0 million, a decrease of $0.8 million, or 21.7%, from the $3.9 million in the corresponding quarter of the prior year. This decrease was due to several factors. Defense billings decreased $0.9 million, and sales of fused silica rollers decreased $1.0 million, offset by an increase of $0.6 million of crucibles sales. The decrease in sales of fused silica rollers was caused, in part, by the Chinese Government imposing restrictions on the use of electric power during the summer months of 2004 in various western regions of China which caused inventories of rollers to increase resulting in less demand by our customers. Also, competitive domestic Chinese roller manufacturers continued to reduce prices resulting in decreasing sales prices for our fused silica roller products.

Gross Profit. Our gross profit was $21.9 million for the three months ended March 31, 2005, an increase of $10.2 million, or 87.9%, from $11.7 million in the corresponding prior year quarter. As a percentage of net sales, gross profit was 31.4% for the three months ended March 31, 2005, compared to 31.8% for the corresponding prior year period.

Our Advanced Ceramic Operations division posted gross profits of $13.3 million for the three months ended March 31, 2005, an increase of $2.6 million, or 23.7%, from $10.7 million in the corresponding prior year quarter. As a percentage of net sales, gross profit was 34.6% for the three months ended March 31, 2005, which equaled the 34.6% for the corresponding prior year period. Gross profit for the three months ended March 31, 2005 included $0.7 million of charges related to the startup of the Lexington hot press facility that began to produce ceramic plates in January 2005. These charges reduced gross profit as a percentage of net sales by 100 basis points.

Our ESK ceramics division had gross profit and gross profit as a percentage of sales of $7.8 million and 29.6%, respectively, for the three months ended March 31, 2005. For comparative purposes, gross profit as a percentage of sales was 26.2% for the three months ended March 31, 2004, but its operations were not consolidated with ours during that quarter.

Our Semicon Associates division had gross profit of $415,000 for the three months ended March 31, 2005, an increase of $87,000, or 26.5%, compared to $328,000 in the prior year quarter. As a percentage of net sales, gross profit was 21.4% for the three months ended March 31, 2005, compared to 17.8% for the corresponding prior year period.

Our Thermo Materials division had gross profit of $386,000 for the three months ended March 31, 2005, a decrease of $222,000, or 36.5%, compared to $608,000 in the prior year quarter. As a percentage of net sales, gross profit was 12.7% for the three months ended March 31, 2005, compared to 15.7% for the corresponding prior year period. This decrease was due to lower defense billings in the amount of $0.9 million, which caused gross profits to be reduced by $283,000.

Selling Expenses. Our selling expenses were $4.8 million for the three months ended March 31, 2005, an increase of $4.1 million, or 575.0%, from $0.7 million in the corresponding prior year quarter. Selling expenses, as a percentage of net sales, increased from 1.9% for the three months ended March 31, 2004 to 6.9% of net sales for the three months ended March 31, 2005, primarily due to the inclusion into our results of the operations of our acquisition of ESK Ceramics. Of the $4.1 million increase, ESK contributed $3.8 million, or 92.7% of the increase. For the three months ended March 31, 2005, ESK’s selling expenses were higher as a percentage of net sales than the other three divisions because ESK sells in more foreign countries and has more customers and thus incurs more selling expense. We expect this trend to continue. We also operated three other sales offices during the three months ended March 31, 2005, our Ceradyne Quest sales operation as well as a Washington, D.C. office and facilities for our vehicle armor operations that were not opened during the same period last year.

General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2005 were $4.5 million, an increase of $1.9 million, or 74.3%, from $2.6 million in the corresponding prior year quarter. General and administrative expenses, as a percentage of net sales, decreased from 7.1% for the three months ended March 31, 2004 to 6.5% of net sales for the three months ended March 31, 2005. For the three months ended March 31, 2005, ESK Ceramics contributed $0.9 million to the increased amount of general and administrative expenses, while professional fees for compliance with Section 404 of the Sarbanes-Oxley Act added another $0.3 million. Increases in the number of employees and related personnel expenses primarily accounted for the remaining increase in general and administrative expenses.

Research and Development. Research and development expenses for the three months ended March 31, 2005 were $1.9 million, an increase of $1.4 million, or 322.0%, from $441,000 in the corresponding prior year quarter. Research and development expenses, as a percentage of net sales, increased from 1.2% for the three months ended March 31, 2004 to 2.7% of net sales for the three months ended March 31, 2005. Including the results of ESK for the first time for the three months ended March 31, 2005 contributed $0.7 million of the increase. The remaining $0.8 million of the increase originated from our Advanced Ceramics operations due to increase in funds spent to develop and test our new manufacturing facility in Lexington for both hot pressing and silicon nitride operations.

Other Income. Other income for the three months ended March 31, 2005 was $364,000, an increase of $135,000, or 59.0%, compared to $229,000 in the corresponding prior year period. The increase was due to gains on currency transactions of $226,000 offset by a reduction in interest income due to lower cash balances during the three months ended March 31, 2005 when compared to the corresponding prior year period.

Interest Expense. Our interest expense for the three months ended March 31, 2005 was $1.4 million, while for the year earlier period we did not have any interest because we did not have any outstanding debt.

Income before Provision for Income Taxes. Our income before provision for income taxes for the three months ended March 31, 2005 was $9.7 million, an increase of $1.6 million, or 19.2%, from $8.1 million in the corresponding prior year quarter.

Our Advanced Ceramic Operations division’s income before provision for income taxes for the three months ended March 31, 2005 was $8.1 million, an increase of $0.3 million, or 4.0%, from $7.8 million in the corresponding prior year quarter. The increase in income before provision for income taxes for the three months ended March 31, 2005 was a result of higher sales of armor, offset by higher general and administrative expenses to support these sales levels, as well as higher research and development expenses.

Our ESK Ceramics subsidiary’s income before provision for income taxes for the three months ended March 31, 2005 was $1.4 million compared to a loss of $249,000 in the corresponding quarter of 2004. The change was driven by slightly higher sales and gross profit. ESK was not included in our financial results during the three months ended March 31, 2004.

Semicon Associates income before provision for income taxes for the three months ended March 31, 2005 was $222,000, an increase of $78,000, or 54.2%, from $144,000 in the corresponding prior year quarter. The increase in income before provision for income taxes for the three months ended March 31, 2005 was a result of higher sales of microwave cathodes and an increase in gross profit due to increased levels of production while other operating expenses remained relatively constant.

Thermo Materials’ loss before provision for income taxes for the three months ended March 31, 2005 was $69,000, a decrease of $237,000 compared to pre-tax income of $168,000 in the corresponding prior year quarter. The decrease in income before provision for income taxes for the three months ended March 31, 2005 was primarily due to reduced amounts of sales and gross margin of rolls and defense products while offset slightly by the sales and gross margins of crucibles.

Income Taxes. We had a combined federal and state tax rate of 38.2% for the three months ended March 31, 2005, resulting in a provision for taxes of $3.7 million, an increase of $0.6 million, or 18.9%, from $3.1 million in the corresponding prior year period. The effective income tax rate for the three months ended March 31, 2004 was 38.3%.

Liquidity and Capital Resources

We generally have met our operating and capital requirements with cash flow from operating activities, borrowings under our bank credit facility, and proceeds from the sale of shares of our common stock.

Our net cash position decreased by $2.8 million during the three months ended March 31, 2005, compared to an $8.2 million decrease during the three months ended March 31, 2004. For the three months ended March 31, 2005, cash flow provided by operating activities amounted to $5.4 million. The primary factors contributing to cash flow from operating activities in the quarter ended March 31, 2005, were net income of $6.0 million, depreciation and amortization of $3.7 million, a decrease in accounts receivables of $4.5 million, a decrease in other receivables of $1.6 million and a reductions in prepaid expenses of $0.8 million. Also, contributing to the increase in cash flow from operating activities were increases in accounts payable, income taxes payable and accruals for employee benefits that added an aggregate of $4.6 million. These contributions were offset in part by increases in inventories of $13.1 million, increased levels of production tooling and other assets that totaled $2.1 million and decreases in accrued expenses of $1.0 million.

We used $4.2 million of our cash for investing activities, including $4.8 million used for capital expenditures and $0.6 million for additional acquisition costs for the purchase of ESK Ceramics. To offset cash used for investing activities, we also liquidated short term investments by $1.2 million. A majority of our capital expenditures was for equipment to gain additional armor manufacturing capacity and improve operations.

Financing activities used cash of $3.7 million. Reductions in our bank line of credit of $3.4 million and a reduction of long term debt of $275,000 were the primary uses of the cash used in financing activities. The effect of exchange rates on cash and equivalents due to our investment in ESK Ceramics was $223,000.

On August 18, 2004, we established a $160 million credit facility with Wachovia Bank, National Association, and a syndicate of banks and other institutional lenders. The Credit Agreement provides for a term loan in the amount of $110 million and a revolving line of credit in the amount of $50 million. All the proceeds from the term loan were borrowed on August 18, 2004 and were used to partially fund the acquisition of ESK Ceramics GmbH and Co. KG (“ESK Ceramics”) from Wacker-Chemie GmbH, pursuant to a Sale and Purchase Agreement dated June 30, 2004. The balance of the purchase price and transaction costs was paid with a portion of the Company’s existing cash.

Principal under the term loan is payable in installments of $275,000 on the last day of each calendar quarter commencing December 31, 2004, with a balloon payment of $102.6 million payable on August 18, 2011. Additional payments of principal are required annually in an amount equal to 50 percent of our “excess cash flow,” as defined in the Credit Agreement. Principal may be prepaid at any time, in whole or in part, without premium or penalty at our election. Accrued interest is payable with each installment of principal.

Borrowings under the Credit Agreement bear interest at a rate per annum equal to the base rate chosen by the Company plus a margin determined pursuant to the Credit Agreement. The Company may choose a base rate, which is equal to approximately the London interbank offered rate, commonly known as the LIBOR rate, for deposits in dollars for the interest period selected by the Company. The Company may also choose an “alternate base rate,” as defined in the Credit Agreement, which is a fluctuating interest rate per annum equal to the higher of either (a) the prime rate established by Wachovia Bank from time to time, or (b) one-half of one percent above the Federal Funds Rate. The applicable margin is, in respect to the term loan, 2.00 percent per annum if the LIBOR rate is used and 1.00 percent per annum if an alternate base rate is used. With respect to borrowings under the revolving line of credit, the applicable margin is 1.75 percent per annum through December 31, 2005, and thereafter, the margin is a percentage determined pursuant to the Credit Agreement ranging from 0.25 percent to 1.00 percent if an alternate base rate is chosen, and ranging from 1.50 percent to 2.25 percent if the LIBOR rate is chosen.

The interest rate on the outstanding $109.5 million term loan is currently based on the LIBOR rate for a fixed period of three months, at an effective interest rate equal to 4.88 percent per annum.

As of March 31, 2005, the Company borrowed a total of $6.2 million under the revolving line of credit based on the prime rate plus a spread of 1.75 percent, resulting in a current effective interest rate on the revolving line of credit loan equal to 5.75 percent per annum. Additionally, approximately $2.3 million of the revolving line of credit has been reserved to support the issuance of outstanding letters of credit.

Pursuant to the bank line of credit, the Company is subject to certain covenants, which include, among other things, the maintenance of specified minimum amounts of tangible net worth and quick assets to current liabilities ratio. At March 31, 2005, the Company was in compliance with these covenants.

Our cash, cash equivalents and short-term investments totaled $10.6 million at March 31, 2005, compared to $14.6 million at December 31, 2004. At March 31, 2005, we had working capital of $81.1 million, compared to $78.4 million at December 31, 2004. Our cash position includes amounts denominated in foreign currencies, and the repatriation of those cash balances from our ESK Ceramics subsidiary does not result in additional tax costs. We believe that our current cash and cash equivalents on hand, cash available from the sale of short-term investments, cash available from additional borrowings under out revolving line of credit and cash we expect to generate from operations will be sufficient to finance our anticipated capital and operating requirements for at least the next 12 months. We also may utilize cash, and to the extent necessary, borrowings from time to time to acquire other businesses, technologies or product lines that complement our existing business, although we have no present commitments or agreements to do so.

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

Our debt is primarily comprised of $109.5 million of term loan borrowings and $6.2 million borrowed under our line of credit, consisting of $3.5 million of domestic borrowings and $2.7 million of foreign debt converted from euros.

If interest rates were to increase or decrease by 1.0% for the year, annual interest expense would increase or decrease by approximately $1.1 million.

Overall, we are a net recipient of currencies other than the U.S. dollar and, as such, we benefit from a weaker dollar and are adversely affected by a stronger dollar relative to major currencies worldwide. Accordingly, changes in exchange rates, and in particular a strengthening of the U.S. dollar, may negatively affect net sales, gross profit, and net income from our subsidiary, ESK Ceramics, as expressed in U.S. dollars. This would also negatively impact our consolidated reported results.

Approximately 37% of our revenues for the three months ended March 31, 2005 were derived from operations outside the United States. Our acquisition of ESK Ceramics provided additional revenues that were derived outside the United States. Therefore, we are subject to fluctuations in sales and earnings reported in U.S. dollars as a result of changing currency exchange rates.

Item 4.	Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Ceradyne’s disclosure controls and procedures as of March 31, 2005, pursuant to Rule 13a-15 under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We did not make any changes in our internal control over financial reporting during the quarter ended March 31, 2005 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: May 9, 2005

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