Form 10-Q
period 2005-06-30
CERADYNE INC
filed 2005-07-29
CIK 18937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

or

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

Yes ☒    No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes ☒    No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 18, 2005
Common Stock, $.01 par value	24,556,499 Shares

Exhibit Index on Page 24

CERADYNE, INC.

CERADYNE, INC.

FORM 10-Q

FOR THE QUARTER ENDED

June 30, 2005

PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements

CERADYNE, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS

(Amounts in thousands)

	June 30, 2005	December 31, 2004
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$2,628	$4,521
Short-term investments	7,944	10,041
Accounts receivable, net of allowances for doubtful accounts of approximately $406 and $456 at June 30, 2005 and December 31, 2004, respectively	46,362	48,649
Other receivables	2,176	3,175
Inventories, net	61,800	47,673
Production tooling, net	11,473	7,868
Prepaid expenses and other	8,506	8,510
Deferred tax asset	3,698	4,210

TOTAL CURRENT ASSETS	144,587	134,647

PROPERTY, PLANT & EQUIPMENT, at cost
Land	9,216	10,017
Buildings and improvements	49,460	54,483
Machinery and equipment	108,852	112,130
Leasehold improvements	11,921	11,134
Office equipment	9,636	9,302
Construction in progress	6,558	1,763

	195,643	198,829
Less accumulated depreciation and amortization	(43,261)	(36,551)

	152,382	162,278

INTANGIBLE ASSETS, net	6,305	7,235
GOODWILL	7,247	6,079
OTHER ASSETS	5,646	6,115

TOTAL ASSETS	$316,167	$316,354

See accompanying condensed notes to Consolidated Financial Statements

CERADYNE, INC.

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY

(Amounts in thousands, except share data)

	June 30, 2005	December 31, 2004
	(Unaudited)
CURRENT LIABILITIES
Bank line of credit	$7,036	$9,708
Current portion of long-term debt	1,100	1,100
Accounts payable	32,093	32,830
Accrued expenses	10,862	7,981
Income taxes payable	4,107	4,639

TOTAL CURRENT LIABILITIES	55,198	56,258
LONG-TERM DEBT, NET OF CURRENT PORTION	108,075	108,625
EMPLOYEE BENEFITS	9,933	10,735
DEFERRED TAX LIABILITY	6,987	5,695

TOTAL LIABILITIES	180,193	181,313
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Common stock, $.01 par value, Authorized - 40,000,000 shares, Outstanding - 24,523,429 shares and 24,479,813 shares at June 30, 2005 and December 31, 2004, respectively	245	244
Additional paid in capital	81,857	79,720
Retained earnings	59,239	41,854
Deferred compensation	(1,691)	—
Accumulated other comprehensive income	(3,676)	13,223

TOTAL SHAREHOLDERS’ EQUITY	135,974	135,041

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$316,167	$316,354

See accompanying condensed notes to Consolidated Financial Statements

CERADYNE, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share data)

	THREE MONTHS ENDED June 30,		SIX MONTHS ENDED June 30,
	2005	2004	2005	2004
	(Unaudited)		(Unaudited)
NET SALES	$89,903	$39,225	$159,694	$75,911
COST OF PRODUCT SALES	57,353	25,831	105,247	50,865

Gross profit	32,550	13,394	54,447	25,046

OPERATING EXPENSES
Selling	5,495	797	10,294	1,508
General and administrative	5,192	2,723	9,737	5,330
Research and development	1,743	582	3,604	1,023

	12,430	4,102	23,635	7,861

Income from operations	20,120	9,292	30,812	17,185

OTHER INCOME (EXPENSE):
Royalty income	30	30	60	60
Interest income	64	171	172	335
Interest expense	(1,744)	—	(3,115)	—
Miscellaneous	(59)	1,013	167	1,048

	(1,709)	1,214	(2,716)	1,443
Income before provision for income taxes	18,411	10,506	28,096	18,628
PROVISION FOR INCOME TAXES	7,011	4,024	10,711	7,134

NET INCOME	$11,400	$6,482	$17,385	$11,494

BASIC INCOME PER SHARE	$0.47	$0.27	$0.71	$0.48

DILUTED INCOME PER SHARE	$0.46	$0.26	$0.70	$0.47

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	24,500	24,068	24,497	23,990
DILUTED	24,926	24,462	24,960	24,383

See accompanying condensed notes to Consolidated Financial Statements

CERADYNE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	SIX MONTHS ENDED June 30,
	2005 (Unaudited)	2004 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$17,385	$11,494
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Depreciation and amortization	7,379	1,946
Deferred income taxes	2,145	—
Stock compensation	147	—
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	440	(4,657)
Other receivables	1,028	(1,096)
Inventories, net	(17,369)	(5,626)
Production tooling	(3,259)	(187)
Prepaid expenses	11	(2,620)
Other assets	(439)	—
Accounts payable	2,038	7,027
Accrued expenses	1,276	1,991
Income taxes payable	(652)	2,025
Tax benefit due to exercise of stock options	163	1,437
Employee benefits	474	—

NET CASH PROVIDED BY OPERATING ACTIVITIES	10,767	11,734

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(9,667)	(11,953)
Redemptions (purchases) of short-term investments	2,097	(8,688)
Additional costs of acquisition	(1,541)	(100)

NET CASH USED IN INVESTING ACTIVITIES	(9,111)	(20,741)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock due to exercise of options	136	442
Proceeds from issuance of stock for stock plans	—	362
Payments on long-term debt	(550)	—
Reduction in bank line of credit	(2,372)	—
Other	(30)	—

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	(2,816)	804

EFFECT OF EXCHANGE RATES ON CASH AND EQUIVALENTS	(733)	—

(DECREASE) IN CASH AND CASH EQUIVALENTS	(1,893)	(8,203)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,521	11,462

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,628	$3,259

SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES:
Interest paid	$2,772	$—
Income taxes paid	$9,925	$3,673

See accompanying condensed notes to Consolidated Financial Statements

CERADYNE, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement have been included. Operating results for the six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income, as reported	$11,400	$6,482	$17,385	$11,494
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	139	61	503	250

Pro forma net income	$11,227	$6,421	$16,848	$11,244

Net income per share:
Basic - as reported	$0.47	$0.27	$0.71	$0.48

Basic - pro forma	$0.46	$0.27	$0.69	$0.47

Diluted - as reported	$0.46	$0.27	$0.70	$0.47

Diluted - pro forma	$0.45	$0.26	$0.68	$0.46

There were 37,500 options granted during the second quarter ended June 30, 2005.

The fair value of options granted in 2005 was estimated using the Black-Scholes option-pricing model with the following assumptions:

Six Months Ending June 30, 2005
Expected term (years)	7.0
Volatility	55.65%
Annual dividend per share	$00.00
Risk-free interest rate	3.98%
Weighted-average fair value of options granted	$12.14

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

During the second quarter ended June 30, 2005, the Company issued 77,000 Restricted Stock Units (the “Units”) to certain directors, officers and employees with a grant date fair value of $22.68 per share for 62,000 and a grant date fair value of $21.46 for the remaining 15,000. Each Unit represents the right to receive one share of the Company’s Common Stock when the Unit vests. For directors, the Units vest annually over three years on the anniversary date of their issuance. For officers and employees, the Units vest annually over five years on the anniversary date of their issuance. Pursuant to APB 25, the Company records compensation expense for the amount of the grant date fair value on a straight line basis over the vesting period.

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

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” the acquisition has been accounted for under the purchase method of accounting. The estimates of fair value of the assets acquired and liabilities assumed are based on management’s estimates. The following table summarizes the components of the purchase price (in thousands):

Cash and debt incurred	$137,488
Transaction costs	4,677

Total purchase price	$142,165

Fair value of assets acquired and liabilities assumed:
Cash	610
Accounts receivable	14,263
Inventory	24,916
Property, plant and equipment	104,234
Other assets	9,295
Backlog	500
Developed technology	4,600
Tradename	2,100
Goodwill	3,060
Assumed liabilities	(21,413)

$142,165

Unaudited pro-forma combined results of operations of the Company, assuming the acquisition had occurred as of January 1, 2004, are presented below. The pro-forma combined results of operations for the six months ended June 30, 2004, include the acquisition described above and adjustments to inter-company sales, depreciation, amortization, pension costs, and interest. The pro-forma combined results of operations for the six months ended June 30, 2004 contain the use of certain estimates and adjustments to reflect six months of results of operations for the acquisition discussed above. These combined results have been prepared for comparison purposes only and do not purport to be indicative of what operating results would have been, and may not be indicative of future operating results (in thousands):

	Three Months Ended June 30, 2004	Six Months Ended June 30, 2004
	(unaudited)	(unaudited)
Net sales	$64,404	$125,159
Net income	6,117	10,168
Earnings per share:
Basic	0.25	0.42
Diluted	0.25	0.41

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

4.	Composition of Certain Financial Statement Captions

Inventories are valued at the lower of cost (first in, first out) or market. Inventory costs include the cost of material, labor and manufacturing overhead. The following is a summary of the inventory components as of June 30, 2005 and December 31, 2004 (in thousands):

	June 30, 2005	December 31, 2004
Raw materials	$15,850	$11,697
Work-in-process	31,145	22,344
Finished goods	14,805	13,632

Total inventories	$61,800	$47,673

The components of amortizable intangibles and goodwill were as follows (in thousands):

	June 30, 2005
	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets:
Backlog	$525	$525	$—
Developed technology	4,465	214	4,251

	4,990	739	4,251
Non-amortizing tradename	2,054	—	2,054

Total	$7,044	$739	$6,305

Amortization of definite-lived intangible assets will be $504,000 in each of the fiscal years 2005 through 2009.

The rollforward of the goodwill balance is as follows (in thousands):

	June 30, 2005	Translation	ESK	Quest	December 31, 2004
Goodwill:
ACO	$2,608	$—	$—	$33	$2,575
Semicon Associates	603	—	—	—	603
Thermo Materials	279	—	—	—	279
ESK Ceramics	3,757	(337)	1,472	—	2,622

Total	$7,247	$(337)	$1,472	$33	$6,079

5.	Recent Accounting Pronouncements

In May 2005 the FASB issued Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The Company is required to adopt the provisions of SFAS 154, as applicable, beginning in fiscal 2007. We do not expect the adoption of this standard to have a material impact on our consolidated financial position, results of operations or cash flows.

In November 2004, Statement of Financial Accounting Standards No. 151, “Inventory Costs-an amendment of ARB No. 43, Chapter 4” (SFAS No. 151), was issued. This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not expect adoption of this standard to have a material impact on our consolidated financial position, results of operations or cash flows.

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

In December 2004, the FASB issued SFAS No. 153 (“FAS 153”), “Exchange of Nonmonetary Assets-an amendment of APB Opinion No. 29,” which amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. FAS 153 defines a nonmonetary exchange as having commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005 and shall be applied prospectively. The Company will adopt FAS 153 in fiscal 2005 and its adoption is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

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

The following is a summary of the number of shares used for the computation of net income per common and common equivalent share (in thousands):

	Three Months Ended June		Six Months Ended June
	2005	2004	2005	2004
Weighted average number of shares outstanding	24,500	24,068	24,497	23,990
Dilutive stock options and restricted stock	426	394	463	393

Number of shares used in diluted computations	24,926	24,462	24,960	24,383

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

The interest rate on the $109.2 million term loan is currently based on the LIBOR rate for a fixed period of three months, at an effective interest rate equal to 5.37 percent per annum.

As of June 30, 2005, the Company borrowed a total of $7.0 million under the revolving line of credit based on the prime rate plus a spread of 1.75 percent, resulting in a current effective interest rate on the revolving line of credit loan equal to 6.50 percent per annum. Additionally, approximately $2.3 million of the revolving line of credit has been reserved to support the issuance of outstanding letters of credit.

Pursuant to the bank line of credit, the Company is subject to certain covenants, which include, among other things, the maintenance of specified minimum amounts of tangible net worth and quick assets to current liabilities ratio. At June 30, 2005, the Company was in compliance with these covenants.

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

Ceradyne’s four segment facilities and products are summarized in the following table:

FACILITY LOCATION	PRODUCTS
Ceradyne Advanced Ceramic Operations	Defense Applications:

Costa Mesa, Irvine and San Diego,	• Lightweight ceramic armor
California
Industrial Applications:
Approximately 166,000 square feet
• Ceralloy® 147 SRBSN wear parts
Lexington, Kentucky
• Semiconductor equipment components
Approximately 115,000 square feet
• Precision ceramics
Wixom, Michigan
Automotive/Diesel Applications:
Approximately 29,000 square feet
• Ceralloy® 147 SRBSN automotive/diesel engine parts

• Ceramic armor system components for civilian vehicles

Commercial Applications:

• Orthodontic ceramic brackets

ESK Ceramics	Defense Applications:

Kempten, Germany	• Boron carbide powders for body armor

Approximately 532,000 square feet	Industrial Applications:

FACILITY LOCATION	PRODUCTS
Bazet, France	• Ceramic powders; boron carbide, boron nitride, silicon nitride, silicon carbide
Approximately 90,000 square feet
• Silicon carbide parts

• Evaporation Boats for the packaging industry

• High performance pump seals

Automotive/Diesel Applications:

• EKagrip® functional and frictional coatings; electroless nickel layer/hard particle coatings

Ceradyne Semicon Associates	Industrial Applications:

Lexington, Kentucky	• Ceramic-impregnated dispenser cathodes for microwave tubes, lasers and cathode ray tubes
Approximately 35,000 square feet	• Samarium cobalt magnets

Ceradyne Thermo Materials	Defense Applications:

Scottdale and Clarkson, Georgia	• Missile radomes (nose cones)

Approximately 132,000 square feet	Industrial Applications:

• Glass tempering rolls

• Metallurgical tooling

• Castable and other fused silica products

• Crucibles for photovoltaic solar cell applications

The financial information for all segments is presented below (in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Revenue from External Customers
ACO	$56,884	$34,070	$95,208	$65,033
ESK Ceramics	28,054	—	54,540	—
Semicon Associates	1,801	2,074	3,742	3,916
Thermo Materials	3,164	3,081	6,204	6,962

Total	$89,903	$39,225	$159,694	$75,911

Depreciation and Amortization
ACO	$1,333	$762	$2,650	$1,487
ESK Ceramics	2,003	—	4,068	—
Semicon Associates	95	99	195	196
Thermo Materials	256	132	466	263

Total	$3,687	$993	$7,379	$1,946

Segment Income before Provision for Income Taxes
ACO	$15,355	$10,184	$23,477	$17,994
ESK Ceramics	3,120	—	4,530	—
Semicon Associates	173	171	395	315
Thermo Materials	(237)	151	(306)	319

Total	$18,411	$10,506	$28,096	$18,628

Segment Assets
ACO	$134,431	$114,803	$134,431	$114,803
ESK Ceramics	162,986	—	162,986	—
Semicon Associates	5,849	5,570	5,849	5,570
Thermo Materials	12,901	10,837	12,901	10,837

Total	$316,167	$131,210	$316,167	$131,210

Expenditures for PP&E
ACO	$2,136	$5,106	$5,235	$9,928
ESK Ceramics	2,240	—	2,926	—
Semicon Associates	82	190	162	285
Thermo Materials	441	1,423	1,344	1,740

Total	$4,899	$6,719	$9,667	$11,953

The following is revenue by product line for ACO:

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Armor	$47,678	$26,030	$76,891	$49,053
Automotive	4,349	2,414	7,985	4,887
Orthodontics	2,481	2,371	5,146	5,280
Industrial	2,376	3,255	5,186	5,813

	$56,884	$34,070	$95,208	$65,033

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
U.S. Net Sales
ACO	58%	81%	55%	80%
ESK Ceramics	11%	0%	11%	0%
Semicon Associates	2%	4%	1%	4%
Thermo Materials	2%	5%	2%	6%

Total	73%	90%	69%	90%

Foreign Net Sales
ACO	3%	6%	3%	6%
ESK Ceramics	22%	0%	26%	0%
Semicon Associates	0%	1%	0%	1%
Thermo Materials	2%	3%	2%	3%

Total	27%	10%	31%	10%

Total Net Sales
ACO	61%	87%	58%	86%
ESK Ceramics	33%	0%	37%	0%
Semicon Associates	2%	5%	1%	5%
Thermo Materials	4%	8%	4%	9%

Total	100%	100%	100%	100%

Note: Foreign sales for ESK Ceramics are sales to non-U.S. countries including the principal countries of Germany, France, Denmark and Italy.

9.	Pension and Postretirement Benefit Plans

In connection with the acquisition of ESK Ceramics in August 2004, the Company sponsors a defined benefit pension plan in Germany related to its ESK Ceramics employees. Components of net periodic benefit cost under this plan were (in thousands):

	Three Months Ended June 30 2005	Six Months Ended June 30 2005
Service cost	$346	$693
Interest cost	402	809
Expected return on plan assets	(398)	(813)
Amortization of unrecognized gain	4	8

Net periodic benefit cost	$354	$697

Contributions made by the Company were $140,000 for the three months ended June 30, 2005 and $312,000 for the six months ended June 30, 2005.

10.	Commitments and Contingencies

The Company leases certain of its manufacturing facilities under noncancelable operating leases expiring at various dates through October 2015. The Company incurred rental expense under these leases of $501,000 and $253,000 for the six months ended 2005 and 2004, respectively. The approximate minimum rental commitments required under existing noncancelable leases as of June 30, 2005 are as follows (in thousands):

2005	$838
2006	1,510
2007	1,546
2008	1,548
2009	1,470
Thereafter	2,540

$9,452

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

Overview

We develop, manufacture and market advanced technical ceramic products and components for defense, industrial, automotive/diesel and commercial applications. Our primary products include lightweight ceramic armor for soldiers and military helicopters; ceramic orthodontic brackets; ceramic diesel engine components; missile radomes; ceramic-impregnated dispenser cathodes for microwave tubes, lasers and cathode ray tubes; and ceramic industrial components for erosion and corrosion resistant applications. With our acquisition of ESK Ceramics in August 2004, we now also produce ceramic powders, including boron carbide powder for ceramic body armor, evaporation boats for metallization, functional and frictional coatings utilized in the automotive and textile industries, high performance pump seals, bearings for fluid handling, and refractory products. Our customers include the U.S. government, prime government contractors and large industrial, automotive and commercial manufacturers.

We categorize our products into four market applications. The table below shows the percentage contribution to our total sales of each market application in the different time periods.

	Six Months Ended June 30
	2005	2004
Defense	52.9%	64.7%
Industrial	31.4	21.5
Automotive/Diesel	9.6	6.8
Commercial	6.1	7.0

Total	100.0%	100.0%

The principal factors contributing to our growth in sales in recent years, as well as during the first six months of the current year, are increased demand by the U.S. military for ceramic body armor that protects soldiers and our acquisition of ESK Ceramics in August 2004. ESK Ceramics contributed $28.1 million to our net sales during the three months ended June 30, 2005 and $54.5 million to our net sales during the six months ended June 30, 2005.

Military conflicts in Afghanistan and Iraq, as well as an increasingly unstable geopolitical climate and the heightened risk of international conflicts, have resulted in increased sales of our ceramic body armor in each year since 2001, as well as in the six months ended June 30, 2005. In June 2005, we announced the receipt of a $75.5 million delivery order for our lightweight ceramic body armor. We expect to ship this order beginning in September 2005 through the end of January 2006. This is the third delivery order issued under the Indefinite Delivery/Indefinite Quantity (ID/IQ) $461 million maximum value contract awarded to us in August 2004. The first two delivery orders totaled approximately $104 million. Based on our current backlog for ceramic body armor, we expect our shipments of ceramic body armor to be higher in fiscal year 2005 than in 2004. However, unless we receive additional orders under existing contracts or are successful in obtaining new contracts for ceramic body armor, our shipments of ceramic body armor will decline materially in 2006 from levels we expect to achieve in 2005. For the next several quarters, and perhaps longer, fluctuations in sales of ceramic body armor are likely to be the biggest factor affecting our sales.

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

During the quarter ended March 31, 2005, the U.S. military directed us to modify the specifications of the lightweight ceramic body armor that we had been manufacturing, from the version commonly referred to as SAPI (small arms protective insert), to a revised requirement. The revised requirement is more difficult to manufacture than the SAPI version. We have developed four new designs to meet the revised requirement, all of which have been approved by the government, and we intend to continue to develop additional, improved armor designs. During the quarter ended June 30, 2005, nearly all of the body armor we shipped consisted of our new designs that meet the revised requirement.

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

In recent years, a substantial portion of our revenue in future periods has been derived from our order backlog as of the beginning of the period. Our order backlog was approximately $215.6 million as of June 30, 2005, compared to approximately $95.9 million as of June 30, 2004. Orders for ceramic armor as of June 30, 2005 represented approximately $156.3 million, or 72.5% of the total backlog. This compares with orders for ceramic armor as of June 30, 2004 of approximately $73.8 million, or 77.0% of the total backlog at that time. We expect that substantially all of the orders as of June 30, 2005 will be shipped during the next 12 months.

Results of Operations for the Three and Six Months Ended June 30, 2005

Net Sales. Our net sales for the three months ended June 30, 2005 were $89.9 million, an increase of $50.7 million, or 129.2%, from $39.2 million of net sales in the corresponding quarter of the prior year. Net sales for the six months ended June 30, 2005 were $159.7 million, an increase of $83.8 million, or 110.4%, from $75.9 million of net sales in the corresponding prior year period.

Net sales for our Advanced Ceramic Operations division for the three months ended June 30, 2005 were $56.9 million, an increase of $22.8 million, or 67.0% from the $34.1 million in the corresponding quarter of the prior year. The primary reason for this improvement was the shipment of $47.7 million of ceramic body and other armor components for defense customers, an increase of $21.7 million, or 83.2%, from the $26.0 million of net sales in the second quarter of 2004. This increase in net sales of lightweight body armor for military personnel was caused by delivery of orders that were received in the third and fourth quarters of 2004 from the U.S. Department of Defense. Net sales for our automotive/diesel component product line were $4.3 million, an increase of $1.9 million, or 78.3%, from the $2.4 million in the corresponding quarter of the prior year. The primary reason for this increase is that our customers are producing more heavy-duty diesel truck engines due to an increase in orders for diesel trucks. Net sales of our orthodontic brackets product line were $2.5 million, an increase of $109,000, or 4.6%, from net sales of $2.4 million in the corresponding quarter of the prior year.

For the six month period ended June 30, 2005, net sales for the Advanced Ceramic Operations division were $95.2 million, an increase of $30.2 million, or 46.4% from the $65.0 million in the corresponding prior year period. The primary reason for this improvement was the shipment of $76.9 million of ceramic body and other armor components for defense customers, an increase of $27.8 million, or 56.8%, from the $49.1 million of net sales in the corresponding prior year period. This increase in net sales of lightweight body armor for military personnel was caused by delivery of orders that were received in the third and fourth quarters of 2004 from the U.S. Department of Defense. Net sales for our automotive/diesel component product line were $7.9 million, an increase of $3.0 million, or 60.8%, from the $4.9 million in the corresponding prior year period. The primary reason for this increase is that our customers are producing more heavy-duty diesel truck engines due to an increase in orders. Net sales of our orthodontic brackets product line were $5.1 million, a decrease of $135,000, or 2.6%, from net sales of $5.3 million in the corresponding prior year period.

Our ESK Ceramics subsidiary had net sales for the three months ended June 30, 2005 of $28.1 million. For purposes of comparison, ESK Ceramics’ sales in the second quarter of 2004 were $25.2 million, but its operations were not consolidated with ours during that quarter.

For the six months ended June 30, 2005, net sales for ESK Ceramics were $54.5 million. For purposes of comparison, ESK Ceramics’ sales for the six months ended June 2004 were $49.2 million, but its operations were not consolidated with ours during that period. The increase in sales reflects higher shipments of functional coating products and boron carbide powder for use in armor applications.

Our Semicon Associates division had net sales for the three months ended June 30, 2005 of $1.8 million, a decrease of $274,000, or 13.2%, from the $2.1 million in the corresponding quarter of the prior year. The decrease in sales reflects lower shipments of microwave cathodes during the current quarter versus the same quarter last year.

For the six months ended June 30, 2005, net sales for Semicon Associates were $3.7 million, a decrease of $175,000, or 4.5%, from the $3.9 million in the corresponding prior year period. The decrease in sales reflects lower shipments of microwave and laser cathodes.

Our Thermo Materials division posted net sales for the three months ended June 30, 2005 of $3.2 million, an increase of $82,000, or 2.7%, from the $3.1 million in the corresponding quarter of the prior year. This increase was due to an increase in sales of crucibles used in the manufacture of photovoltaic cells for the solar energy markets, which offset lower sales of fused silica rollers.

For the six months ended June 30, 2005, net sales for the Thermo Materials division were $6.2 million, a decrease of $0.7 million, or 10.9%, from the $6.9 million in the corresponding prior year period. This decrease was due to several factors. Defense revenues decreased $1.5 million, and sales of fused silica rollers decreased $1.3 million, which were offset by an increase of $1.1 million of crucibles sales. The decrease in sales of fused silica rollers was caused by severe price competition from Chinese manufacturers who continued to reduce prices resulting in decreasing sales prices for our fused silica roller products.

Gross Profit. Our gross profit was $32.6 million for the three months ended June 30, 2005, an increase of $19.2 million, or 143.0%, from $13.4 million in the corresponding prior year quarter. As a percentage of net sales, gross profit was 36.2% for the three months ended June 30, 2005, compared to 34.1% for the corresponding prior year period. The increase in gross profit and gross profit as a percentage of sales was a result of increased sales, improved sales mix, higher operating leverage and a reduction in the cost of boron carbide, a key raw material used in the production of body armor.

For the six months ended June 30, 2005, our gross profit amounted to $54.4 million, an increase of $29.4 million, or 117.4%, from $25.0 million in the corresponding prior year period. As a percentage of net sales, gross profit was 34.1% for the six months ended June 30, 2005, compared to 33.0% for the corresponding prior year period. Gross profit for the six months ended June 30, 2005 included $0.7 million of charges related to the write off of inventory for designs of body armor products that were made obsolete by a change in product specifications by the U.S. military. Gross profit during this period also included $0.7 million of charges related to the startup of the Lexington hot press facility that began to produce ceramic plates in January 2005. These charges reduced gross profit as a percentage of net sales by 80 basis points for the six months ended June 30, 2005.

Our Advanced Ceramic Operations division posted gross profits of $21.8 million for the three months ended June 30, 2005, an increase of $9.4 million, or 75.5%, from $12.4 million in the corresponding prior year quarter. As a percentage of net sales, gross profit was 38.3% for the three months ended June 30, 2005, compared to 36.3% for the corresponding prior year quarter. The increase in gross profit and gross profit as a percentage of sales was a result of increased sales, improved sales mix, higher operating leverage and a reduction in the cost of boron carbide, a key raw material used in the production of body armor.

For the six months ended June 30, 2005, gross profit for the Advanced Ceramic Operations division was $35.1 million, an increase of $12.0 million, or 52.0%, from $23.1 million in the corresponding prior year period. As a percentage of net sales, gross profit was 36.8% for the six months ended June 30, 2005, compared to 35.5% for the corresponding prior year period.

Our ESK Ceramics subsidiary had gross profit and gross profit as a percentage of sales of $10.2 million and 36.2%, respectively, for the three months ended June 30, 2005. For comparative purposes, gross profit as a percentage of sales was 29.2% for the three months ended June 30, 2004, but its operations were not consolidated with ours during that quarter. The increase in gross profit as a percentage of sales was a result of increased sales, improved sales mix and higher operating leverage. For the remainder of the year, we anticipate that gross profits as a percentage of sales will approximate 30-32% of sales; the result of a change in sales mix.

For the six months ended June 30, 2005, gross profits for ESK Ceramics were $18.0 million and 33.0% as a percentage of sales. For comparative purposes, gross profit as a percentage of sales was 27.7% for the six months ended June 30, 2004, but its operations were not consolidated with ours during that period.

Our Semicon Associates division had gross profit of $376,000 for the three months ended June 30, 2005, a decrease of $45,000, or 10.7%, compared to $421,000 in the prior year quarter. As a percentage of net sales, gross profit was 20.9% for the three months ended June 30, 2005, compared to 20.3% for the corresponding prior year quarter.

For the six months ended June 30, 2005, gross profit for the Semicon Associates division was $0.8 million, an increase of $42,000, or 5.6%, from $0.7 million in the corresponding prior year period. As a percentage of net sales, gross profit was 21.1% for the six months ended June 30, 2005, compared to 19.1% for the corresponding prior year period.

Our Thermo Materials division had gross profit of $220,000, a decrease of $399,000, or 64.5%, from $0.6 million in the corresponding prior year quarter. As a percentage of net sales, gross profit was 7.0% for the three months ended June 30, 2005, compared to 20.1% for the corresponding prior year quarter. Reduced gross profits in the fused silica and casting product lines contributed to the decrease in gross profits for the three months ended June 30, 2005.

For the six months ended June 30, 2005, gross profit for the Thermo Materials division was $606,000, a decrease of $621,000 or 50.6%, compared to $1.2 million in the prior year period. As a percentage of net sales, gross profit was 9.8% for the six months ended June 30, 2005, compared to 17.6% for the corresponding prior year period. This decrease was due to reduced gross profit in our fused silica roller product line caused by severe price competition from Chinese manufacturers who continued to reduce prices. This competitive pressure caused our gross profits to be reduced by $0.5 million during the six months ended June 30, 2005.

Selling Expenses. Our selling expenses were $5.5 million for the three months ended June 30, 2005, an increase of $4.7 million, or 589.5%, from $0.8 million in the corresponding prior year quarter. Selling expenses, as a percentage of net sales, increased from 2.0% for the three months ended June 30, 2004 to 6.1% of net sales for the three months ended June 30, 2005, primarily due to the inclusion into our results of the operations of our acquisition of ESK Ceramics. Of the $4.7 million increase, ESK contributed $4.3 million, or 91.5% of the increase.

For the six months ended June 30, 2005, selling expenses were $10.3 million, an increase of $8.8 million, or 582.6%, from $1.5 million in the corresponding prior year period. Selling expenses, as a percentage of net sales, increased from 2.0% for the six months ended June 30, 2004 to 6.4% of net sales for the six months ended June 30, 2005. Of the $8.8 million increase, ESK contributed $8.1 million. ESK’s selling expenses are higher as a percentage of net sales than the other three divisions because ESK sells in more foreign countries and has more customers. We expect this trend to continue. We also operated two other sales offices during the three and six months ended June 30, 2005, a Washington, D.C. office and facilities for our vehicle armor operations that were not in operation during the same period last year. Offsetting this increase to selling expenses as a percentage of net sales, were increases in net sales and better operating leverage.

General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 2005 were $5.2 million, an increase of $2.5 million, or 90.7%, from $2.7 million in the corresponding prior year quarter. General and administrative expenses, as a percentage of net sales, decreased from 6.9% for the three months ended June 30, 2004 to 5.8% of net sales for the three months ended June 30, 2005. For the three months ended June 30, 2005, ESK Ceramics contributed $1.0 million to the increased amount of general and administrative expenses. Increases in the number of employees and related personnel expenses primarily accounted for the remaining increase in general and administrative expenses.

For the six months ended June 30, 2005, general and administrative expenses were $9.7 million, an increase of $4.4 million, or 82.7%, from $5.3 million in the six months ended June 30, 2004. General and administrative expenses, as a percentage of net sales, decreased from 7.0% for the six months ended June 30, 2004 to 6.1% of net sales for the six months ended June 30, 2005. For the six month period ended June 30, 2005, ESK contributed $1.9 million to the increase, while increases in the number of employees and related personnel expenses primarily accounted for the remaining rise in general and administrative expenses.

Research and Development. Research and development expenses for the three months ended June 30, 2005 were $1.7 million, an increase of $1.2 million, or 199.5%, from $0.6 million in the corresponding prior year quarter. Research and development expenses, as a percentage of net sales, increased from 1.5% for the three months ended June 30, 2004 to 1.9% of net sales for the three months ended June 30, 2005. Including the results of ESK for the three months ended June 30, 2005 contributed $0.7 million of the increase. The remaining $1.0 million of the increase was a result of funds spent to develop hot pressing and silicon nitride manufacturing technologies for our new facility in Lexington, Kentucky.

For the six months ended June 30, 2005, research and development expenses were $3.6 million, an increase of $2.6 million, or 252.3%, from $1.0 million in the corresponding prior year period. Research and development expenses, as a percentage of net sales, increased from 1.3% for the six months ended June 30, 2004 to 2.3% of net sales for the six months ended June 30, 2005. Including the results of ESK contributed $1.4 million of the increase.

Other Income. Other income for the three months ended June 30, 2005 was $35,000, a decrease of $1.2 million, or 97.1%, compared to $1.2 million in the corresponding quarter of 2004. The decrease was due to gains on currency transactions of $1.0 million recognized in the three months ended June 30, 2004 compared to losses from currency transactions of $59,000 in the three months ended June 30, 2005. Also contributing to the decrease was a reduction in interest income due to lower cash balances during the three months ended June 30, 2005 when compared to the corresponding prior year quarter. Other income for the six months ended June 30, 2005 was $399,000, a decrease of $1.0 million, or 72.3%, compared to $1.4 million in the corresponding prior year period. The decrease was due to gains on currency transactions of $1.0 million recognized in the six months ended June 30, 2004 compared to gains from currency transactions of $167,000 in the six months ended June 30, 2005. Also contributing to the decrease was a reduction in interest income due to lower cash balances during the six months ended June 30, 2005 when compared to the corresponding prior year period.

Interest Expense. Our interest expense for the three months ended June 30, 2005 was $1.7 million, while for the year earlier period we did not have any interest because we did not have any outstanding debt. Interest expense for the six months ended June 30, 2005 was $3.1 million, while for the year earlier period we did not have any interest because we did not have any outstanding debt.

Income before Provision for Income Taxes. Our income before provision for income taxes for the three months ended June 30, 2005 was $18.4 million, an increase of $7.9 million, or 75.2%, from $10.5 million in the corresponding prior year quarter. For the six months ended June 30, 2005, income before provision for income taxes was $28.1 million, an increase of $9.5 million, or 50.8%, from the $18.6 million in the corresponding prior year period.

Our Advanced Ceramic Operations division’s income before provision for income taxes for the three months ended June 30, 2005 was $15.4 million, an increase of $5.2 million, or 50.8%, from $10.2 million in the corresponding prior year quarter. For the six months ended June 30, 2005, the Advanced Ceramic Operations division’s income before provision for income taxes was $23.5 million, an increase of $5.5 million, or 30.5%, from $18.0 million in the corresponding prior year period. The increase in income before provision for income taxes for both the three and six months ended June 30, 2005 was a result of higher sales of armor offset in part by higher general and administrative expenses to support these sales levels.

Our ESK Ceramics subsidiary’s income before provision for income taxes for the three months ended June 30, 2005 was $3.1 million after including interest expense of $1.5 million and gains from currency of $0.6 million. For the six months ended June 30, 2005, ESK Ceramics’ income before provision for income taxes was $4.5 million after including interest expense of $2.9 million and gains from currency of $0.9 million. ESK was not included in our financial results during the six months ended June 30, 2004.

Semicon Associates income before provision for income taxes for the three months ended June 30, 2005 was $173,000, an increase of $1,000, or 0.6%, from $172,000 in the corresponding prior year quarter. For the six months ended June 30, 2005, Semicon Associates income before provision for income taxes was $395,000, an increase of $79,000, or 25.0%, from $316,000 in the corresponding prior year period. The increase in income before provision for income taxes for the six months ended June 30, 2005 was a result of higher sales of microwave cathodes and an increase in gross profit due to increased levels of production while other operating expenses remained relatively constant.

Thermo Materials’ loss before provision for income taxes for the three months ended June 30, 2005 was $237,000, a decrease of $386,000, or 259.1% from $149,000 of income before provision for income taxes in the corresponding prior year quarter. For the six months ended June 30, 2005, Thermo Materials’ loss before provision for income taxes for the six months ended June 30, 2005 was $306,000, a decrease of $0.6 million, or 196.8% from $316,000 of income before provision for income taxes in the corresponding prior year period. The decrease in income before provision for income taxes for the three and the six months ended June 30, 2005 was primarily due to reduced amounts of sales and gross margin of rolls and defense products while offset slightly by the sales and gross margins of crucibles.

Income Taxes. We had a combined federal and state tax rate of 38.1% for the three months ended June 30, 2005, resulting in a provision for taxes of $7.0 million, an increase of $3.0 million, or 74.2%, from $4.0 million in the corresponding prior year quarter. The effective income tax rate for the three months ended June 30, 2004 was 38.3%. Our provision for income taxes for the six months ended June 30, 2005 was $10.7 million, an increase of $3.6 million, or 50.1%, from the $7.1 million in the corresponding prior year period. The effective income tax rate for the six months ended June 30, 2005 was 38.1% compared to 38.3% in the corresponding prior year period.

Liquidity and Capital Resources

We generally have met our operating and capital requirements with cash flow from operating activities, borrowings under our bank credit facility, and proceeds from the sale of shares of our common stock.

Our net cash position decreased by $1.9 million during the six months ended June 30, 2005, compared to an $8.2 million decrease during the six months ended June 30, 2004. For the six months ended June 30, 2005, cash flow provided by operating activities amounted to $10.7 million. The primary factors contributing to cash flow from operating activities in the quarter ended June 30, 2005, were net income of $17.4 million, depreciation and amortization of $7.4 million, a decrease in accounts receivables of $440,000 and a decrease in other receivables of $1.0 million. Also, contributing to the increase in cash flow from operating activities were increases in accounts payable, accrued expenses and accruals for employee benefits that added an aggregate of $3.8 million. These contributions were offset in part by increases in inventories of $17.4 million, increased levels of production tooling of $3.3 million and increases in other assets of $439,000. The increase in inventory and tooling were due to the increase in sales and production to support the growth of the ACO segment.

We used $9.1 million of our cash for investing activities, including $9.7 million used for capital expenditures and $1.5 million for additional acquisition costs for the purchase of ESK Ceramics. To offset cash used for investing activities, we also liquidated short term investments by $2.1 million. A majority of our capital expenditures was for equipment to gain additional armor manufacturing capacity primarily at our Lexington, Kentucky hot press facility and improve operations.

Financing activities used cash of $2.7 million. Reductions in our bank line of credit of $2.4 million and a reduction of long-term debt of $550,000 were the primary uses of the cash used in financing activities. The effect of exchange rates on cash and equivalents due to our investment in ESK Ceramics was a negative $0.7 million.

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

The interest rate on the outstanding $109.2 million term loan is currently based on the LIBOR rate for a fixed period of three months, at an effective interest rate equal to 5.37 percent per annum.

As of June 30, 2005, the Company borrowed a total of $7.0 million under the revolving line of credit based on the prime rate plus a spread of 1.75 percent, resulting in a current effective interest rate on the revolving line of credit loan equal to 6.50 percent per annum. Additionally, approximately $2.3 million of the revolving line of credit has been reserved to support the issuance of outstanding letters of credit.

Pursuant to the bank line of credit, the Company is subject to certain covenants, which include, among other things, the maintenance of specified minimum amounts of tangible net worth and quick assets to current liabilities ratio. At June 30, 2005, the Company was in compliance with these covenants.

Our cash, cash equivalents and short-term investments totaled $10.6 million at June 30, 2005, compared to $14.6 million at December 31, 2004. At June 30, 2005, we had working capital of $90.2 million, compared to $78.4 million at December 31, 2004. Our cash position includes amounts denominated in foreign currencies, and the repatriation of those cash balances from our ESK Ceramics subsidiary does not result in additional tax costs. We believe that our current cash and cash equivalents on hand, cash available from the sale of short-term investments, cash available from additional borrowings under our revolving line of credit and cash we expect to generate from operations will be sufficient to finance our anticipated capital and operating requirements for at least the next 12 months. We also may utilize cash, and to the extent necessary, borrowings from time to time to acquire other businesses, technologies or product lines that complement our existing business, although we have no present commitments or agreements to do so.

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

Given the inherent limitations of forecasting and the anticipatory nature of the exposures intended to be hedged, there can be no assurance that such programs will offset more than a portion of the adverse financial impact resulting from unfavorable movements in either interest or foreign exchange rates. In addition, the timing of the accounting for recognition of gains and losses related to mark-to-market instruments for any given period may not coincide with the timing of gains and losses related to the underlying economic exposures and, therefore, may adversely affect our operating results and financial position and cash flows.

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

Our debt is primarily comprised of $109.2 million of term loan borrowings and $7.0 million borrowed under our line of credit, consisting of $4.5 million of domestic borrowings and $2.5 million of foreign debt converted from euros.

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

Approximately 31% of our revenues for the six months ended June 30, 2005 were derived from operations outside the United States. Our acquisition of ESK Ceramics provided additional revenues that were derived outside the United States. Therefore, we are subject to fluctuations in sales and earnings reported in U.S. dollars as a result of changing currency exchange rates.

Item 4.    Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Ceradyne’s disclosure controls and procedures as of June 30, 2005, pursuant to Rule 13a-15 under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We did not make any changes in our internal control over financial reporting during the quarter ended June 30, 2005 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    N/A

Item 3.    N/A

Item 4.    Submission of Matters to a Vote of Security Holders

The following matters were voted upon at the Annual Meeting of Stockholders held on May 23, 2005:

1.	The following six persons were elected to the Board of Directors of the Company to serve until the next annual meeting of stockholders or until their successors are elected and have qualified:

	Number of Votes Cast
	For	Authority Withheld
Joel P. Moskowitz	22,029,014	898,174
Richard A. Alliegro	21,971,352	955,836
Eduard Bagdasarian	21,980,426	946,762
Frank Edelstein	21,971,563	955,625
Richard A. Kertson	22,055,671	871,517
Milton L. Lohr	21,960,406	966,782

2.	An amendment to the Ceradyne, Inc. 2003 Stock Incentive Plan was approved by the following vote:

Number of Votes Cast
For	13,251,755
Against	1,207,951
Abstain	61,570
Broker non-votes	8,405,912

Item 5.    N/A

Item 6.    Exhibits

(a)    Exhibits:

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CERADYNE, INC.

By:	/s/ JERROLD J. PELLIZZON
Jerrold J. Pellizzon Vice President Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: July 29, 2005

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