Form 10-Q
period 2005-09-30
CERADYNE INC
filed 2005-11-01
CIK 18937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

or

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
Yes ☒    No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).
Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 21, 2005
Common Stock, $.01 par value	24,652,650 Shares

Exhibit Index on Page 23

CERADYNE, INC.

CERADYNE, INC.

FORM 10-Q
FOR THE QUARTER ENDED

September 30, 2005

PART I.	FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements

CERADYNE, INC.
CONSOLIDATED BALANCE SHEETS
ASSETS
(Amounts in thousands)

	September 30, 2005	December 31, 2004
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$4,108	$4,521
Short-term investments	7,830	10,041
Accounts receivable, net of allowances for doubtful accounts of approximately $415 and $456 at September 30, 2005 and December 31, 2004, respectively	45,356	48,649
Other receivables	2,663	3,175
Inventories, net	68,659	47,673
Production tooling, net	12,294	7,868
Prepaid expenses and other	8,302	8,510
Deferred tax asset	3,676	4,210
TOTAL CURRENT ASSETS	152,888	134,647

PROPERTY, PLANT & EQUIPMENT, at cost
Land	9,204	10,017
Buildings and improvements	49,914	54,483
Machinery and equipment	112,669	112,130
Leasehold improvements	12,535	11,134
Office equipment	10,454	9,302
Construction in progress	6,190	1,763
	200,966	198,829
Less accumulated depreciation and amortization	(46,900)	(36,551)
	154,066	162,278

INTANGIBLE ASSETS, net	6,219	7,235
GOODWILL	7,240	6,079
OTHER ASSETS	5,625	6,115
TOTAL ASSETS	$326,038	$316,354

See accompanying condensed notes to Consolidated Financial Statements

CERADYNE, INC.
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS’ EQUITY
(Amounts in thousands, except share data)

	September 30, 2005	December 31, 2004
	(Unaudited)
CURRENT LIABILITIES
Bank line of credit	$2,000	$9,708
Current portion of long-term debt	1,100	1,100
Accounts payable	35,065	32,830
Accrued expenses	10,359	7,981
Income taxes payable	1,032	4,639
TOTAL CURRENT LIABILITIES	49,556	56,258
LONG-TERM DEBT, NET OF CURRENT PORTION	107,800	108,625
EMPLOYEE BENEFITS	10,236	10,735
DEFERRED TAX LIABILITY	7,031	5,695
TOTAL LIABILITIES	174,623	181,313
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Common stock, $.01 par value, Authorized - 40,000,000 shares, Outstanding - 24,649,950 shares and 24,479,813 shares at September 30, 2005 and December 31, 2004, respectively	246	244
Additional paid in capital	84,173	79,720
Retained earnings	72,578	41,854
Deferred compensation	(1,599)	—
Accumulated other comprehensive (loss) income	(3,983)	13,223
TOTAL SHAREHOLDERS’ EQUITY	151,415	135,041
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$326,038	$316,354

See accompanying condensed notes to Consolidated Financial Statements

CERADYNE, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)

	THREE MONTHS ENDED September 30,		NINE MONTHS ENDED September 30,
	2005	2004	2005	2004
	(Unaudited)		(Unaudited)
NET SALES	$94,406	$56,329	$254,100	$132,240
COST OF PRODUCT SALES	59,576	38,373	164,823	89,238
Gross profit	34,830	17,956	89,277	43,002

OPERATING EXPENSES
Selling	5,015	2,064	15,309	3,572
General and administrative	5,442	3,698	15,179	9,028
Research and development	2,037	858	5,641	1,881
	12,494	6,620	36,129	14,481
Income from operations	22,336	11,336	53,148	28,521

OTHER INCOME (EXPENSE):
Royalty income	32	30	92	90
Interest income	93	88	265	423
Interest expense	(1,872)	(382)	(4,987)	(382)
Miscellaneous	4	830	171	1,878
	(1,743)	566	(4,459)	2,009
Income before provision for income taxes	20,593	11,902	48,689	30,530
PROVISION FOR INCOME TAXES	7,254	4,608	17,965	11,742
NET INCOME	$13,339	$7,294	$30,724	$18,788
BASIC INCOME PER SHARE	$0.54	$0.30	$1.25	$0.78
DILUTED INCOME PER SHARE	$0.53	$0.30	$1.23	$0.77

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	24,586	24,303	24,530	24,095
DILUTED	25,092	24,699	25,006	24,491

See accompanying condensed notes to Consolidated Financial Statements

CERADYNE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	NINE MONTHS ENDED September 30,
	2005 (Unaudited)	2004 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$30,724	$18,788
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Depreciation and amortization	11,143	3,529
Deferred income taxes	2,328	661
Stock compensation	92	—
Payments of loan fees	—	(3,227)
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	1,564	(5,685)
Other receivables	454	421
Inventories	(24,291)	(7,977)
Production tooling	(3,974)	(794)
Prepaid expenses	(167)	(2,130)
Other assets	(130)	56
Accounts payable	5,027	12,384
Accrued expenses	795	3,994
Income taxes payable	(3,839)	4,199
Tax benefit due to exercise of stock options	668	1,951
Employee benefits	804	69
NET CASH PROVIDED BY OPERATING ACTIVITIES	21,198	26,239

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(15,203)	(20,206)
Redemptions of short-term investments	2,197	9,044
Additional costs of acquisition	(1,505)	(141,251)
NET CASH USED IN INVESTING ACTIVITIES	(14,511)	(152,413)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock due to exercise of options	852	716
Proceeds from issuance of stock for stock plans	1,208	831
Payments on long-term debt	(825)	—
Proceeds from issuance of long term debt	—	110,000
Reduction in bank line of credit	(7,533)	5,497
Other	(36)	—
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	(6,334)	117,044
EFFECT OF EXCHANGE RATES ON CASH AND EQUIVALENTS	(766)	768
(DECREASE) IN CASH AND CASH EQUIVALENTS	(413)	(8,362)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,521	11,462
CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,108	$3,100
SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES:
Interest paid	$5,059	$52
Income taxes paid	$19,640	$5,495

See accompanying condensed notes to Consolidated Financial Statements

CERADYNE, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
(Unaudited)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement have been included. Operating results for the nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

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

	Three Months Ended September 30,		Nine months Ended September 30,
	2005	2004	2005	2004
Net income, as reported	$13,339	$7,294	$30,724	$18,788
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	99	223	602	473
Pro forma net income	$13,240	$7,071	$30,122	$18,315
Net income per share:
Basic - as reported	$0.54	$0.30	$1.25	$0.78
Basic - pro forma	$0.54	$0.29	$1.23	$0.76
Diluted - as reported	$0.53	$0.30	$1.23	$0.77
Diluted - pro forma	$0.53	$0.29	$1.20	$0.75

There were no options granted during the third quarter ended September 30, 2005.

The fair value of options granted in 2005 was estimated using the Black-Scholes option-pricing model with the following assumptions:

Nine months Ending September 30, 2005
Expected term (years)	7.0
Volatility	56.64%
Annual dividend per share	$00.00
Risk-free interest rate	3.98%
Weighted-average fair value of options granted	$14.58

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

During the second quarter ended June 30, 2005, the Company issued 77,000 Restricted Stock Units (the “Units”) to certain directors, officers and employees with a grant date fair value of $22.68 per share for 62,000 and a grant date fair value of $21.46 for the remaining 15,000. Each Unit represents the right to receive one share of the Company’s Common Stock when the Unit vests. For directors, the Units vest annually over three years on the anniversary date of their issuance. For officers and employees, the Units vest annually over five years on the anniversary date of their issuance. Pursuant to APB 25, the Company records compensation expense for the amount of the grant date fair value on a straight line basis over the vesting period. The Company incurred charges associated with the vesting of the Units of $37,000 and $129,000 for the three and nine months ended September 30, 2005, respectively.

3.	Composition of Certain Financial Statement Captions

Inventories are valued at the lower of cost (first in, first out) or market. Inventory costs include the cost of material, labor and manufacturing overhead. The following is a summary of the inventory components as of September 30, 2005 and December 31, 2004 (in thousands):

	September 30, 2005	December 31, 2004
Raw materials	$20,882	$11,697
Work-in-process	28,726	22,344
Finished goods	19,051	13,632
Total inventories	$68,659	$47,673

The components of intangible assets are as follows (in thousands):

	September 30, 2005
	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets:
Backlog	$525	$525	$—
Developed technology	4,453	288	4,165
	4,978	813	4,165
Non-amortizing tradename	2,054	—	2,054
Total	$7,032	$813	$6,219

Amortization of definite-lived intangible assets will be $504,000 in each of the fiscal years 2005 through 2009.

The rollforward of the goodwill balance is as follows (in thousands):

	September 30, 2005	Translation	ESK	Quest	December 31, 2004
Goodwill:
ACO	$2,608	$—	$—	$33	$2,575
Semicon Associates	603	—	—	—	603
Thermo Materials	279	—	—	—	279
ESK Ceramics	3,750	(344)	1,472	—	2,622
Total	$7,240	$(344)	$1,472	$33	$6,079

4.	Acquisitions

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
$142,165

Unaudited pro-forma combined results of operations of the Company, assuming the acquisition had occurred as of January 1, 2004, are presented below. The pro-forma combined results of operations for the three and nine months ended September 30, 2004, include the acquisition described above and adjustments to inter-company sales, depreciation, amortization, pension costs, and interest. The pro-forma combined results of operations for the three and nine months ended September 30, 2004 contain the use of certain estimates and adjustments to reflect three and nine months of results of operations for the acquisition discussed above. These combined results have been prepared for comparison purposes only and do not purport to be indicative of what operating results would have been, and may not be indicative of future operating results (in thousands):

	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2004
	(unaudited)	(unaudited)
Net sales	$73,087	$198,246
Net income	7,792	20,086
Earnings per share:
Basic	0.32	0.83
Diluted	0.31	0.82

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

In December 2004, the FASB issued FASB Staff Position No. FAS 109-2 (“FAS 109-2”), “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creations Act of 2004.” FAS 109-2 provides guidance under FASB Statement No. 109, “Accounting for Income Taxes,” with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on enterprises’ income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004. FAS 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying FASB Statement No. 109. The Company has not yet completed evaluating the impact of the repatriation provisions, however it does not anticipate the adoption will have a material impact on its consolidated financial statements. Accordingly, as provided for in FAS 109-2, the Company has not adjusted its tax expense or deferred tax liability to reflect the repatriation provisions of the Jobs Act.

In December 2004, the FASB issued SFAS No. 153 (“FAS 153”), “Exchange of Nonmonetary Assets-an amendment of APB Opinion No. 29,” which amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. FAS 153 defines a nonmonetary exchange as having commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005 and shall be applied prospectively. The Company adopted FAS 153 in the third quarter ended September 30, 2005, and its adoption is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

In December 2004, the Financial Accounting Standards Board (FASB) issued a revision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123R). SFAS 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance and eliminates the alternative to use Opinion 25’s intrinsic value method of accounting that was provided in Statement 123 as originally issued. Under Opinion 25, issuing stock options to employees generally resulted in recognition of no compensation cost. SFAS 123(R) requires all entities recognize compensation expense in an amount equal to the fair value of share-based payments (e.g. stock options and restricted stock) granted to employees. This applies to all transactions involving the issuance of our own equity in exchange for goods or services, including employee services. Upon adoption of SFAS 123(R), all stock option awards to employees will be recognized as expense in the income statement, typically over any related vesting period. SFAS 123(R) carried forward the guidance from SFAS 123 for payment transactions with non-employees. The Securities and Exchange Commission amended the compliance date on April 14, 2005, to require public companies to adopt the standard as of the beginning of the first annual period that begins after June 15, 2005. We will, therefore, be required to adopt SFAS 123(R) in the first quarter of 2006. We believe the impact of adopting SFAS 123(R) will be similar to the pro forma disclosure impact presented above in Note 2 of these Notes to Consolidated Financial Statements.

SFAS 123(R) permits public companies to adopt its requirements using one of two methods:

1.
Modified Prospective Method under which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date.

2.
Modified Retrospective Method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

At this time, we have not determined which method of adoption we will use.

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

The following is a summary of the number of shares used for the computation of net income per common and potential common shares (in thousands):

	Three Months Ended September		Nine months Ended September
	2005	2004	2005	2004
Weighted average number of shares outstanding	24,586	24,302	24,530	24,095
Dilutive stock options and restricted stock	506	397	476	397
Number of shares used in diluted computations	25,092	24,699	25,006	24,492

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

The interest rate on the $108.9 million term loan is currently based on the LIBOR rate for a fixed period of three months, at an effective interest rate equal to 6.00 percent per annum.

As of September 30, 2005, the Company borrowed a total of $2.0 million under the revolving line of credit based on the prime rate plus a spread of 1.75 percent, resulting in a current effective interest rate on the revolving line of credit loan equal to 7.25 percent per annum. Additionally, approximately $2.3 million of the revolving line of credit has been reserved to support the issuance of outstanding letters of credit.

Pursuant to the bank line of credit, the Company is subject to certain covenants, which include, among other things, the maintenance of specified minimum amounts of tangible net worth and quick assets to current liabilities ratio. At September 30, 2005, the Company was in compliance with these covenants.

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

Commercial Applications:

• Orthodontic ceramic brackets
• Components for medical devices

ESK Ceramics	Defense Applications:

Kempten, Germany	• Boron carbide powders for body armor

Approximately 532,000 square feet	Industrial Applications:

Bazet, France	• Ceramic powders: boron carbide, boron nitride, silicon nitride, silicon carbide
Approximately 90,000 square feet	• Silicon carbide parts
• Evaporation Boats for the packaging industry
• High performance pump seals

Automotive/Diesel Applications:

• EKagrip® functional and frictional coatings; electroless nickel layer/hard particle coatings

FACILITY LOCATION	PRODUCTS

Ceradyne Semicon Associates	Industrial Applications:

Lexington, Kentucky	• Ceramic-impregnated dispenser cathodes for microwave tubes, lasers and cathode ray tubes
Approximately 35,000 square feet	• Samarium cobalt magnets

Ceradyne Thermo Materials	Defense Applications:

Scottdale and Clarkson, Georgia	• Missile radomes (nose cones)

Approximately 132,000 square feet	Industrial Applications:

• Glass tempering rolls
• Metallurgical tooling
• Castable and other fused silica products
• Crucibles for photovoltaic solar cell applications

The financial information for all segments is presented below (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Revenue from External Customers
ACO	$63,558	$42,698	$158,766	$107,728
ESK Ceramics	26,204	8,679	80,744	8,679
Semicon Associates	1,676	1,951	5,418	5,868
Thermo Materials	2,968	3,001	9,172	9,965
Total	$94,406	$56,329	$254,100	$132,240

Depreciation and Amortization
ACO	$1,458	$895	$4,108	$2,382
ESK Ceramics	1,948	398	6,042	398
Semicon Associates	85	105	280	301
Thermo Materials	247	185	713	448
Total	$3,738	$1,583	$11,143	$3,529

Segment Income before Provision for Income Taxes
ACO	$18,086	$12,080	$41,563	$30,076
ESK Ceramics	2,310	(161)	6,840	(161)
Semicon Associates	130	140	525	456
Thermo Materials	67	(157)	(239)	159
Total	$20,593	$11,902	$48,689	$30,530

Segment Assets
ACO	$144,089	$106,497	$144,089	$106,497
ESK Ceramics	163,133	163,569	163,133	163,569
Semicon Associates	5,914	5,778	5,914	5,778
Thermo Materials	12,902	11,940	12,902	11,940
Total	$326,038	$287,784	$326,038	$287,784

Expenditures for PP&E
ACO	$3,835	$6,000	$9,070	$16,642
ESK Ceramics	1,368	560	4,312	560
Semicon Associates	23	144	185	429
Thermo Materials	293	835	1,636	2,575
Total	$5,519	$7,539	$15,203	$20,206

The following is revenue by product line for ACO:

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Armor	$54,939	$34,218	$131,830	$83,519
Automotive	4,101	3,417	12,087	8,304
Orthodontics	2,315	2,444	7,462	7,725
Industrial	2,203	2,619	7,387	8,180
	$63,558	$42,698	$158,766	$107,728

	Three Months Ended September 30		Nine months Ended September 30
	2005	2004	2005	2004
U.S. Net Sales
ACO	61%	71%	57%	76%
ESK Ceramics	12%	5%	11%	2%
Semicon Associates	1%	2%	2%	4%
Thermo Materials	2%	4%	2%	5%
Total	76%	82%	72%	87%

Foreign Net Sales
ACO	3%	5%	3%	5%
ESK Ceramics	20%	10%	24%	4%
Semicon Associates	0%	1%	0%	1%
Thermo Materials	1%	2%	1%	3%
Total	24%	18%	28%	13%

Total Net Sales
ACO	64%	76%	60%	81%
ESK Ceramics	32%	15%	35%	6%
Semicon Associates	1%	3%	2%	5%
Thermo Materials	3%	6%	3%	8%
Total	100%	100%	100%	100%

Note: Foreign sales for ESK Ceramics are sales to non-U.S. countries including the principal countries of Germany, France, Denmark and Italy.

9.	Pension Plans

In connection with the acquisition of ESK Ceramics in August 2004, the Company sponsors a defined benefit pension plan in Germany related to its ESK Ceramics employees. Components of net periodic benefit cost under this plan were (in thousands):

	Three Months Ended September 30 2005	Nine Months Ended September 30 2005
Service cost	$365	$1,058
Interest cost	415	1,224
Expected return on plan assets	(385)	(1,197)
Amortization of unrecognized gain	4	11
Net periodic benefit cost	$399	$1,096

Contributions made by the Company were $147,000 for the three months ended September 30, 2005 and $454,000 for the nine months ended September 30, 2005.

10.	Commitments and Contingencies

The Company leases certain of its manufacturing facilities under noncancelable operating leases expiring at various dates through October 2015. The Company incurred rental expense under these leases of $1,418,000 and $770,000 for the nine months ended 2005 and 2004, respectively. The approximate minimum rental commitments required under existing noncancelable leases as of September 30, 2005 are as follows (in thousands):

2005	$423
2006	1,510
2007	1,546
2008	1,548
2009	1,470
Thereafter	2,540
$9,037

From time to time, the Company is involved in legal proceedings incidental to its business. The Company believes that pending actions, individually and in the aggregate, will not have a material adverse effect on its financial condition, results of operations or cash flows, and that adequate provision has been made for the resolution of such actions and proceedings.

11.	Comprehensive Income

Comprehensive income encompasses all changes in equity other than those arising from transactions with stockholders, and consists of net income, currency translation adjustments, pension adjustments and unrealized net gains and losses on investments classified as available-for-sale. Comprehensive income is net income adjusted for changes in unrealized gains and losses on marketable securities and foreign currency translation.

Comprehensive income for the three and nine month periods in 2005 and 2004 was (in thousands):

	Three Months Ended September 30 2005	Nine Months Ended September 30 2005
Net income	$13,339	$30,724
Foreign currency translation	(265)	(17,134)
Unrealized (losses) on investments	(44)	(72)
Comprehensive income	$13,030	$13,518

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

	Nine Months Ended September 30
	2005	2004
Defense	56.8%	66.3%
Industrial	31.4	19.7
Automotive/Diesel	8.9	7.4
Commercial	2.9	6.6
Total	100.0%	100.0%

The principal factors contributing to our growth in sales in recent years, as well as during the first nine months of the current year, are increased demand by the U.S. military for ceramic body armor that protects soldiers and our acquisition of ESK Ceramics in August 2004. ESK Ceramics, after eliminating inter-company sales, contributed $26.2 million to our net sales during the three months ended September 30, 2005 and $80.7 million to our net sales during the nine months ended September 30, 2005.

Military conflicts in Afghanistan and Iraq, as well as an increasingly unstable geopolitical climate and the heightened risk of international conflicts, have resulted in increased sales of our ceramic body armor in each year since 2001, as well as in the nine months ended September 30, 2005. In June 2005, we announced the receipt of a $75.5 million delivery order for our lightweight ceramic body armor. We began shipping this order in July 2005 and expect to complete it by the end of January 2006. During October 2005, we received an additional $47.8 million delivery order which we expect to ship during the months of February through April 2006. This is the fifth delivery order issued under the Indefinite Delivery/Indefinite Quantity (ID/IQ) $461 million maximum value contract awarded to us in August 2004. The five delivery orders total approximately $232 million. Based on our current backlog for ceramic body armor, we expect our shipments of ceramic body armor to be higher in fiscal year 2006 than in 2005. However, unless we receive additional orders under existing contracts or are successful in obtaining new contracts for ceramic body armor, our shipments of ceramic body armor will decline materially in 2007 from levels we expect to achieve in 2006. For the next several quarters, and perhaps longer, fluctuations in sales of ceramic body armor are likely to be the biggest factor affecting our sales.

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

During the quarter ended March 31, 2005, the U.S. military directed us to modify the specifications of the lightweight ceramic body armor that we had been manufacturing, from the version commonly referred to as SAPI (small arms protective insert), to a revised requirement commonly referred to as ESAPI. The revised requirement is more difficult to manufacture than the SAPI version. We have developed five new designs to meet the revised requirement, all of which have been approved by the government, and we intend to continue to develop additional, improved armor designs. During the quarter ended September 30, 2005, nearly all of the body armor we shipped consisted of our new designs that meet the revised requirement.

ESK Ceramics produces boron carbide powder, which serves as a starter ceramic powder in the manufacture of our lightweight ceramic body armor. Owning this source of a principal raw material, together with the recent and ongoing expansion of our manufacturing capacity in our new Lexington, Kentucky plant and in our Irvine, California facility, should allow us to fulfill current and anticipated requirements for our ceramic body armor.

Other existing products, which we believe could have a significant impact on our growth over the long term, include ceramic components for heavy-duty diesel truck engines, crucibles for the photovoltaic cell industry, ceramic radomes for the PAC-3 (Patriot Advanced Capability) and Arrow missile programs, ceramic components for the oil exploration industry, and translucent ceramic orthodontic brackets.

In recent years, a substantial portion of our revenue has been derived from our order backlog as of the beginning of the period. Our order backlog was approximately $189.6 million as of September 30, 2005, compared to approximately $122.1 million as of September 30, 2004. Orders for ceramic armor as of September 30, 2005 represented approximately $136.6 million, or 72.1% of the total backlog. This compares with orders for ceramic armor as of September 30, 2004 of approximately $83.1million, or 68.1% of the total backlog at that time. We expect that substantially all of the orders as of September 30, 2005 will be shipped during the next 12 months.

Results of Operations for the Three and Nine months Ended September 30, 2005

Net Sales. Our net sales for the three months ended September 30, 2005 were $94.4 million, an increase of $38.1 million, or 67.6%, from $56.3 million in the corresponding quarter of the prior year. Net sales for the nine months ended September 30, 2005 were $254.1 million, an increase of $121.9 million, or 92.2%, from $132.2 million in the corresponding prior year period.

Net sales for our Advanced Ceramic Operations division for the three months ended September 30, 2005 were $63.6 million, an increase of $20.9 million, or 48.9% from the $42.7 million in the corresponding quarter of the prior year. The primary reason for this improvement was the shipment of $54.9 million of ceramic body and other armor components for defense customers, an increase of $20.8 million, or 60.9%, from the $34.1 million of net sales in the third quarter of 2004. This increase in net sales of lightweight body armor for military personnel was caused by delivery of orders that were received in the fourth quarter of 2004 from the U.S. Department of Defense. Net sales for our automotive/diesel component product line were $4.1 million, an increase of $0.7 million, or 20.0%, from the $3.5 million in the corresponding quarter of the prior year. The primary reason for this increase is that our customers are producing more heavy-duty diesel truck engines due to an increase in orders for diesel trucks. Net sales of our orthodontic brackets product line were $2.3 million, a decrease $126,000, or 5.2%, from net sales of $2.4 million in the corresponding quarter of the prior year.

For the nine month period ended September 30, 2005, net sales for the Advanced Ceramic Operations division were $158.8 million, an increase of $51.0 million, or 47.4% from the $107.7 million in the corresponding prior year period. The primary reason for this improvement was the shipment of $131.8 million of ceramic body and other armor components for defense customers, an increase of $48.2 million, or 57.7% from the $83.6 million of net sales in the corresponding prior year period. This increase in net sales of lightweight body armor for military personnel was caused by delivery of orders that were received in the fourth quarter of 2004 from the U.S. Department of Defense. Net sales for our automotive/diesel component product line were $12.1 million, an increase of $3.7 million, or 44.6%, from the $8.3 million in the corresponding prior year period. The primary reason for this increase is that our customers are producing more heavy-duty diesel truck engines due to an increase in orders. Net sales of our orthodontic brackets product line were $7.5 million, a decrease of $0.3 million, or 3.4%, from net sales of $7.7 million in the corresponding prior year period.

Our ESK Ceramics subsidiary had net sales for the three months ended September 30, 2005 of $26.2 million. For the nine months ended September 30, 2005, net sales for ESK Ceramics were $80.7 million. We completed the acquisition of ESK Ceramics on August 23, 2004 and began to consolidate its operations with ours as of September 1, 2004. ESK Ceramics contributed $8.7 million to our net sales for the three and nine months ended September 30, 2004.

Our Semicon Associates division had net sales for the three months ended September 30, 2005 of $1.7 million, a decrease of $275,000, or 14.1%, from the $2.0 million in the corresponding quarter of the prior year, reflecting lower shipments of microwave cathodes during the current quarter versus the same quarter last year.

For the nine months ended September 30, 2005, net sales for Semicon Associates were $5.4 million, a decrease of $450,000, or 7.7%, from the $5.9 million in the corresponding prior year period, also reflecting lower shipments of microwave and laser cathodes.

Our Thermo Materials division posted the same net sales of $3.0 million in each of the three months ended September 30, 2005, and the corresponding quarter of the prior year.

For the nine months ended September 30, 2005, net sales for our Thermo Materials division were $9.2 million, a decrease of $0.8 million, or 8.0%, from the $10.0 million in the corresponding prior year period. This decrease was due to several factors. Defense revenues decreased $1.5 million, and sales of fused silica rollers decreased $1.5 million, which were offset by an increase of $1.4 million of crucibles sales, and an aggregate increase of $0.8 million from sales of other product lines. The decrease in sales of fused silica rollers was caused by severe price competition from Chinese manufacturers who continued to reduce prices resulting in decreasing sales prices for our fused silica roller products.

Gross Profit. Our gross profit was $34.8 million for the three months ended September 30, 2005, an increase of $16.8 million, or 93.3% from $18 million in the corresponding prior year quarter. As a percentage of net sales, gross profit was 36.9% for the three months ended September 30, 2005, compared to 31.9% for the corresponding prior year period. For the nine months ended September 30, 2005, our gross profit amounted to $89.3 million, an increase of $46.3 million, or 107.7%, from $43.0 million in the corresponding prior year period. As a percentage of net sales, gross profit was 35.1% for the nine months ended September 30, 2005, compared to 32.5% for the corresponding prior year period. Gross profit during the three months ended September 30, 2004 was negatively impacted by charges of $0.8 million, which related to inventory fair value adjustments and the amortization of backlog that was acquired in connection with the acquisition of ESK Ceramics in August 2004. The increase in gross profit as a percentage of net sales in both the three and nine month periods ended September 30, 2005 was the result of increased sales, particularly in sales of body armor, improved sales mix, higher operating leverage and a reduction in the cost of boron carbide, a key raw material used in the production of body armor, resulting from the acquisition of ESK Ceramics.

Our Advanced Ceramic Operations division posted gross profit of $24.6 million for the three months ended September 30, 2005, an increase of $9.5 million, or 63.3%, from $15.0 million in the corresponding prior year quarter. As a percentage of net sales, gross profit was 38.7% for the three months ended September 30, 2005, compared to 35.2% for the corresponding prior year quarter. The reasons for the increase in gross profit and gross profit as a percentage of sales were consistent with those reasons described above for the nine months ended September 30, 2005.

For the nine months ended September 30, 2005, gross profit for the Advanced Ceramic Operations division was $59.6 million, an increase of $21.5 million, or 56.4%, from $38.1 million in the corresponding prior year period. As a percentage of net sales, gross profit was 37.6% for the nine months ended September 30, 2005, compared to 32.5% for the corresponding prior year period.

Our ESK Ceramics subsidiary had a gross profit of $9.3 million, equal to 35.5% of net sales, for the three months ended September 30, 2005. For the nine months ended September 30, 2005, gross profit for ESK Ceramics was $27.3 million and 33.8% as a percentage of sales. For comparative purposes, gross profit as a percentage of sales was 24.8% for the month of September 2004, the only month during the 2004 period for which its operations were consolidated with ours.

Our Semicon Associates division had gross profit of $352,000 for the three months ended September 30, 2005, a decrease of $34,000, or 8.8%, compared to $386,000 in the prior year quarter. As a percentage of net sales, gross profit was 21.0% for the three months ended September 30, 2005, compared to 19.8% for the corresponding prior year quarter.

For the nine months ended September 30, 2005, gross profit for our Semicon Associates division was $1.1 million, or 21.1% as a percentage of sales. For comparative purposes, gross profit as a percentage of sales was 19.3% for the nine months ended September 30, 2004.

Our Thermo Materials division had gross profit of $586,000, an increase of $206,000, or 54.2% from $380,000 in the corresponding prior year quarter. As a percentage of net sales, gross profit was 19.7% for the three months ended September 30, 2005, compared to 12.7% for the corresponding prior year quarter. Increased gross profits in the crucible product line contributed to the increase in gross profits for the three months ended September 30, 2005.

For the nine months ended September 30, 2005, gross profit for the Thermo Materials division was $1.2 million, a decrease of $0.4 million or 25.8%, compared to $1.6 million in the prior year period. As a percentage of net sales, gross profit was 13.0% for the nine months ended September 30, 2005, compared to 16.1% for the corresponding prior year period. This decrease was due in part to a $0.6 million decline in gross profit in our fused silica roller product line caused by severe price competition from Chinese manufacturers.

Selling Expenses. Our selling expenses were $5.0 million for the three months ended September 30, 2005, an increase of $2.9 million, or 143.0%, from $2.1 million in the corresponding prior year quarter. Selling expenses, as a percentage of net sales, increased from 3.7% for the three months ended September 30, 2004 to 5.3% for the three months ended September 30, 2005, primarily due to the inclusion into our results of the operations of ESK Ceramics. ESK contributed $2.6 million, or 88.2% of the $2.9 million increase.

For the nine months ended September 30, 2005, selling expenses were $15.3 million, an increase of $11.7 million, or 328.6%, from $3.6 million in the corresponding prior year period. Selling expenses, as a percentage of net sales, increased from 2.7% for the nine months ended September 30, 2004 to 6.0% of net sales for the nine months ended September 30, 2005. ESK contributed $10.8 million, or 91.6% of the $11.7 million increase. ESK’s selling expenses are higher as a percentage of net sales than the other three divisions because ESK sells in more foreign countries and has more customers. We expect this trend to continue.

General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 2005 were $5.4 million, an increase of $1.7 million, or 47.2%, from $3.7 million in the corresponding prior year quarter. General and administrative expenses, as a percentage of net sales, decreased from 6.6% for the three months ended September 30, 2004 to 5.8% of net sales for the three months ended September 30, 2005. For the three months ended September 30, 2005, ESK Ceramics contributed $0.6 million, or 33.1% of the increase. Increases in the number of employees and related personnel expenses primarily accounted for the remaining increase in general and administrative expenses.

For the nine months ended September 30, 2005, general and administrative expenses were $15.2 million, an increase of $6.2 million, or 68.1%, from $9.0 million in the nine months ended September 30, 2004. General and administrative expenses, as a percentage of net sales, decreased from 6.8% for the nine months ended September 30, 2004 to 6.0% of net sales for the nine months ended September 30, 2005. For the nine month period ended September 30, 2005, ESK contributed $2.5 million, or 40.3% of the increase. Increases in the number of employees and related personnel expenses primarily accounted for the remaining rise in general and administrative expenses.

Research and Development. Research and development expenses for the three months ended September 30, 2005 were $2.0 million, an increase of $1.2 million, or 137.4%, from $0.9 million in the corresponding prior year quarter. Research and development expenses, as a percentage of net sales, increased from 1.5% for the three months ended September 30, 2004 to 2.2% of net sales for the three months ended September 30, 2005. Including the results of ESK for the three months ended September 30, 2005 contributed $331,000, or 28.1% of the increase.

For the nine months ended September 30, 2005, research and development expenses were $5.6 million, an increase of $3.7 million, or 199.9%, from $1.9 million in the corresponding prior year period. Research and development expenses, as a percentage of net sales, increased from 1.4% for the nine months ended September 30, 2004 to 2.2% of net sales for the nine months ended September 30, 2005. Including the results of ESK contributed $1.7 million, or 46.4% of the increase. For both the three and nine months ended September 30, 2005, expenses for the development of new armor designs contributed to a portion of the increase.

Other Income (Expense). Other income for the three months ended September 30, 2005 was $129,000, a decrease of $0.8 million, or 86.4%, compared to $0.9 million in the corresponding quarter of 2004. The decrease was primarily due to gains on currency transactions of $0.9 million recognized in the three months ended September 30, 2004. Other income for the nine months ended September 30, 2005 was $0.5 million, a decrease of $1.9 million, compared to $2.4 million in the corresponding prior year period. The decrease was due to gains on currency transactions of $1.9 million recognized in the nine months ended September 30, 2004 compared to gains from currency transactions of $171,000 in the nine months ended September 30, 2005. Also contributing to the decrease was a reduction in interest income due to lower cash balances during the nine months ended September 30, 2005 when compared to the corresponding prior year period. The increase in interest expense was due to higher levels of debt related to the acquisition of ESK Ceramics in August 2004.

Interest Expense. Our interest expense for the three months ended September 30, 2005 was $1.9 million, an increase of $1.5 million, or 390.1%, from $382,000 in the corresponding prior year quarter. Interest expense for the nine months ended September 30, 2005 was $5.0 million, an increase of $4.6 million, or 1,205.5% in the corresponding prior year period. The increase in interest expense was due to higher levels of debt incurred to acquire ESK Ceramics in August 2004.

Income before Provision for Income Taxes. Our income before provision for income taxes for the three months ended September 30, 2005 was $20.6 million, an increase of $8.7 million, or 73.0%, from $11.9 million in the corresponding prior year quarter. For the nine months ended September 30, 2005, income before provision for income taxes was $48.7 million, an increase of $18.2 million, or 59.5%, from the $30.5 million in the corresponding prior year period.

Our Advanced Ceramic Operations division’s income before provision for income taxes for the three months ended September 30, 2005 was $18.1 million, an increase of $6.0 million, or 49.7%, from $12.1 million in the corresponding prior year quarter. For the nine months ended September 30, 2005, the Advanced Ceramic Operations division’s income before provision for income taxes was $41.6 million, an increase of $11.5 million, or 38.2%, from $30.1 million in the corresponding prior year period. The increase in income before provision for income taxes for both the three and nine months ended September 30, 2005 was a result of higher sales of armor offset in part by higher general and administrative expenses to support these sales levels.

Our ESK Ceramics subsidiary’s income before provision for income taxes for the three months ended September 30, 2005 was $2.3 million after including interest expense of $1.6 million. For the nine months ended September 30, 2005, ESK Ceramics’ income before provision for income taxes was $6.8 million after including interest expense of $4.6 million and gains from currency of $0.9 million. ESK was included in our consolidated financial results as of September 1, 2004 for the nine months ended September 30, 2004.

Semicon Associates’ income before provision for income taxes for the three months ended September 30, 2005 was $130,000, a decrease of $10,000, or 7.1%, from $140,000 in the corresponding prior year quarter. For the nine months ended September 30, 2005, Semicon Associates income before provision for income taxes was $525,000, an increase of $68,000, or 14.9%, from $457,000 in the corresponding prior year period. The increase in income before provision for income taxes for the nine months ended September 30, 2005 was a result of a reduction of selling and general and administrative expenses.

Thermo Materials’ income before provision for income taxes for the three months ended September 30, 2005 was $67,000, an increase of $224,000, or 142.7% from $157,000 of loss before provision for income taxes in the corresponding prior year quarter. For the nine months ended September 30, 2005, Thermo Materials’ loss before provision for income taxes for the nine months ended September 30, 2005 was $239,000, a decrease of $398,000 from $159,000 of income before provision for income taxes in the corresponding prior year period. The decrease in income before provision for income taxes for the three and the nine months ended September 30, 2005 was primarily due to reduced amounts of sales and gross margin of fused silica rolls and defense products.

Income Taxes. For the three months ended September 30, 2005, we had a provision for taxes of $7.3 million, an increase of $2.6 million, or 57.4%, from $4.6 million in the corresponding prior year quarter. The effective income tax rate for the three months ended September 30, 2005 was 35.2% compared to 38.5% in the corresponding prior period. The third quarter reduction in the effective tax rate was the result of higher than previously estimated research and development credits and higher extra territorial income exclusions. Our provision for income taxes for the nine months ended September 30, 2005 was $17.9 million, an increase of $6.2 million, or 53.0%, from the $11.7 million in the corresponding prior year period. The effective income tax rate for the nine months ended September 30, 2005 was 36.9% compared to 38.5% in the corresponding prior year period.

Liquidity and Capital Resources

We generally have met our operating and capital requirements with cash flow from operating activities, borrowings under our bank credit facility, and proceeds from the sale of shares of our common stock.

Our net cash position decreased by $413,000 during the nine months ended September 30, 2005, compared to an $8.4 million decrease during the nine months ended September 30, 2004. For the nine months ended September 30, 2005, cash flow provided by operating activities amounted to $21.2 million. The primary factors contributing to cash flow from operating activities during the nine months ended September 30, 2005, were net income of $30.7 million, depreciation and amortization of $11.1 million, a decrease in accounts receivables of $1.6 million and a decrease in other receivables of $454,000. Also, contributing to the increase in cash flow from operating activities were increases in accounts payable, accrued expenses and accruals for employee benefits that added an aggregate of $6.6 million. These contributions were offset in part by increases in inventories of $24.3 million, increased levels of production tooling of $4.0 million and increases in other assets and prepaid expenses of $297,000. The increase in inventory and tooling were due to the increase in sales and production to support the growth of the ACO segment.

We used $14.5 million of our cash for investing activities, including $15.2 million for capital expenditures and $1.5 million in additional acquisition costs related to ESK Ceramics, partially offset by the liquidation of short-term investments totaling $2.2 million. A majority of our capital expenditures was for equipment to add armor manufacturing capacity primarily at our Lexington, Kentucky hot press facility and improve productivity.

Financing activities used cash of $6.3 million, including reductions in our bank line of credit of $7.5 million and our long-term debt of $0.8 million. Financing activities used were offset by issuance of common stock for stock plans of $1.2 million and proceeds from issuance of stock due to exercise of options of $0.9 million. The effect of exchange rates on cash and cash equivalents due to our investment in ESK Ceramics was a negative $0.8 million.

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

The interest rate on the outstanding $108.9 million term loan is currently based on the LIBOR rate for a fixed period of three months, at an effective interest rate equal to 6.00 percent per annum.

As of September 30, 2005, the Company borrowed a total of $2.0 million under the revolving line of credit based on the prime rate plus a spread of 1.75 percent, resulting in a current effective interest rate on the revolving line of credit loan equal to 7.25 percent per annum. Additionally, approximately $2.3 million of the revolving line of credit has been reserved to support the issuance of outstanding letters of credit.

Pursuant to the bank line of credit, the Company is subject to certain covenants, which include, among other things, the maintenance of specified minimum amounts of tangible net worth and quick assets to current liabilities ratio. At September 30, 2005, the Company was in compliance with these covenants.

Our cash, cash equivalents and short-term investments totaled $11.9 million at September 30, 2005, compared to $14.6 million at December 31, 2004. At September 30, 2005, we had working capital of $103.3 million, compared to $78.4 million at December 31, 2004. Our cash position includes amounts denominated in foreign currencies, and the repatriation of those cash balances from our ESK Ceramics subsidiary does not result in additional tax costs. We believe that our current cash and cash equivalents on hand, cash available from the sale of short-term investments, cash available from additional borrowings under our revolving line of credit and cash we expect to generate from operations will be sufficient to finance our anticipated capital and operating requirements for at least the next 12 months. We also may utilize cash, and to the extent necessary, borrowings from time to time to acquire other businesses, technologies or product lines that complement our existing business, although we have no present commitments or agreements to do so.

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

Our debt is primarily comprised of $108.9 million of term loan borrowings and $2.0 million borrowed under our line of credit.

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

Approximately 35% of our revenues for the nine months ended September 30, 2005 were derived from operations outside the United States. Our acquisition of ESK Ceramics provided additional revenues that were derived outside the United States. Therefore, we are subject to fluctuations in sales and earnings reported in U.S. dollars as a result of changing currency exchange rates.

Item 4.	Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Ceradyne’s disclosure controls and procedures as of September 30, 2005, pursuant to Rule 13a-15 under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We did not make any changes in our internal control over financial reporting during the quarter ended September 30, 2005 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

CERADYNE, INC.

Date: October 31, 2005	By:	/s/ JERROLD J. PELLIZZON

Jerrold J. Pellizzon Vice President Chief Financial Officer (Principal Financial and Accounting Officer)

Index to Exhibits

Exhibit	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.