Form 10-K
period 2005-12-31
CERADYNE INC
filed 2006-03-16
CIK 18937

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Indicate by check mark whether the registrant is well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is not required to file reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of registrant’s common stock held by non-affiliates as of June 30, 2005 (the last business day of registrant’s most recently completed second fiscal quarter) was approximately $551 million.

As of March 15, 2006, there were 26,810,659 shares of registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of registrant’s definitive proxy statement for its annual meeting of stockholders to be held on June 6, 2006 are incorporated by reference into Part III of this Form 10-K.

PART I

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical matters. You can generally identify forward-looking statements as statements containing the words “believe,” “expect,” “will,” “anticipate,” “intend,” “estimate,” “project,” “plan,” “assume” or other similar expressions, or negatives of those expressions, although not all forward-looking statements contain these identifying words. All statements contained in this report regarding our future strategy, future operations, projected financial position, estimated future revenues, projected costs, future prospects, the future of our industries and results that might be obtained by pursuing management’s current plans and objectives are forward-looking statements.

You should not place undue reliance on our forward-looking statements because the matters they describe are subject to known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond our control. Our forward-looking statements are based on the information currently available to us and speak only as of the date of the filing of this report. New risks and uncertainties arise from time to time, and it is impossible for us to predict these matters or how they may affect us. Over time, our actual results, performance or achievements will likely differ from the anticipated results, performance or achievements that are expressed or implied by our forward-looking statements, and such difference might be significant and materially adverse to our security holders. We do not undertake and specifically decline any obligation to update any forward-looking statements or to publicly announce the results of any revisions to any statements to reflect new information or future events or developments.

We have identified some of the important factors that could cause future events to differ from our current expectations and they are described in this report in Item 1A under the caption “Risk Factors,” in Item 7 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in Item 7A under the caption “Quantitative and Qualitative Disclosures About Market Risk,” all of which you should review carefully.

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

Our products include:

•	lightweight ceramic armor for soldiers and other military applications;

•	ceramic industrial components for erosion and corrosion resistant applications;

•	ceramic powders, including boron carbide, boron nitride, titanium diboride, calcium hexaboride, and zirconium diboride, which are used in manufacturing armor and a broad range of industrial products;

•	evaporation boats for metallization of materials for food packaging and other products;

•	durable, reduced friction, ceramic diesel engine components;

•	functional and frictional coatings primarily for automotive applications;

•	translucent ceramic orthodontic brackets;

•	ceramic-impregnated dispenser cathodes for microwave tubes, lasers and cathode ray tubes;

•	ceramic crucibles for melting silicon in the photovoltaic solar cell manufacturing process; and

•	ceramic missile radomes (nose cones) for the defense industry.

Our customers include the U.S. government, prime government contractors and large industrial, automotive, diesel and commercial manufacturers in both domestic and international markets.

The principal factor contributing to our recent growth in sales is increased demand by the U.S. military for ceramic body armor that protects soldiers. This increased demand is driven by a growing recognition of the performance and life saving benefits of utilizing advanced technical ceramics in lightweight body armor. Recent military conflicts in Iraq and Afghanistan, as well as an increasingly unstable geopolitical climate and the heightened risk of international conflicts, have resulted in increased orders for these products. We believe that our ability to produce and deliver large quantities of ceramic body armor in 2005 has led to increased orders for our products. However, ceramic armor contracts generally are awarded in an open competitive bidding process. Our future level of sales of ceramic body armor will depend on our ability to successfully compete for and retain this business.

Our sales also increased in 2004 and 2005 because of our acquisition of ESK Ceramics on August 23, 2004. The operations of ESK Ceramics have been consolidated with ours since September 1, 2004. As a result of this acquisition, we believe that we are the only ceramic body armor manufacturer with a vertically integrated approach of designing much of our key equipment and controlling the manufacturing process from the principal raw material powder to finished product.

We believe that numerous applications for ceramic products and technology have the potential to drive long-term growth of our business. Examples of applications for which we have developed or are currently developing products include:

•	lightweight ceramic armor for military vehicles, boats and aircraft;

•	ceramic components that have the potential to facilitate the extraction of oil from oil sands on a cost-effective basis;

•	ceramic materials that have the potential to reduce significantly the cost of producing molten aluminum;

•	chemical micro reactors, heat exchangers and hydraulic trim valves produced with our proprietary technology that have the potential to provide an economical substitute for steel in extreme environments;

•	storage containers made with our boron carbide powder that have the potential to be used for long-term containment of nuclear waste from nuclear power plants; and

•	small complicated ceramic components made using our injection molding technology that have the potential to be used as medical implants.

To meet increasingly higher performance standards, advanced technical ceramics have stringent technical manufacturing requirements. We have designed and customized our facilities and capital equipment to enhance our advanced technical ceramic manufacturing processes. We have also implemented lean manufacturing initiatives to lower costs and drive further efficiencies in our manufacturing processes, and are expanding our facilities to add manufacturing capacity.

We conduct our operations through four operating segments: our Advanced Ceramic Operations division, our ESK Ceramics subsidiary, our Semicon Associates division and our Thermo Materials division.

Advanced Technical Ceramics

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

Materials	Melting Point (Degrees Fahrenheit)	Hardness (Vickers Scale)	Chemical Resistance to Acids	Electrical Properties	Density (Grams per Cubic Centimeter)
Advanced technical ceramics	2,500 to 6,900	Up to 3,200	Excellent	From excellent insulators to conductors	2.5 to 4.5
High strength alloy steel	2,500 to 2,700	Up to 900	Fair	Conductors	7.0 to 9.0
High performance plastics	275 to 750	Up to 10	Good to Excellent	Good to excellent insulators	1.0 to 2.0

Ceramics such as earthenware, glass, brick and tile have been made for centuries and are still in common use today. The inertness and lasting qualities of ceramics are illustrated by artifacts uncovered intact in modern times. Almost all traditional ceramics, including those of ancient times, were based on clay. In the last fifty years, significant advances have been made in ceramic technology by applying specialized manufacturing processes to produce synthetic ceramic powders. Developments in aluminum oxide and other oxides resulted in ceramics that were excellent electrical insulators and were capable of withstanding high temperatures. In addition, industry advancements in ceramic material science have led to the development of a class of ceramics that are generally non-oxides, such as carbides, borides and nitrides. These non-oxide ceramics generally have mechanical properties that exceed those of oxide ceramics developed in prior periods. Collectively, these developments resulted in the ability to manufacture ceramics with great strength at elevated temperatures and reduced fragility, historically a primary limitation of ceramics. The products that have emerged from these advances are known as advanced technical (or structural) ceramics.

The properties of advanced technical ceramics present a compelling case for their use in a wide array of modern applications. However, to meet increasingly higher performance standards, advanced technical ceramics have stringent technical manufacturing requirements. First, manufacturers must start with fine synthetic ceramic powders of very high and consistent quality that are produced using a highly technical and specialized manufacturing process. Few suppliers of these high quality starting powders exist today and not all of these suppliers can consistently produce starting powders of the necessary quality and consistency in the volumes required by ceramic manufacturers. Second, the specialized equipment required to manufacture advanced technical ceramics must often be custom designed and is not readily available, requiring a significant investment in capital equipment and facilities to allow volume production. Manufacturing costs associated with the production of these ceramics are higher than those of the materials they replace. A portion of these costs is related to the need for diamond grinding finished components to exacting tolerances. To accelerate the use of advanced technical ceramics as a direct replacement for metals, plastics or traditional ceramics, these manufacturing costs need to be reduced. Cost reduction efforts include the production of blanks or feed stock to “near net shape” configurations in order to reduce the amount of diamond grinding needed. Manufacturers are also seeking to reduce costs through the use of high volume automated processing and finishing equipment and techniques, and to achieve economies of scale in areas such as powder processing, blank fabrication, firing, finishing and inspection.

Our Solution

We develop, manufacture and market advanced technical ceramic products, ceramic powders and components for defense, industrial, automotive/diesel and commercial applications. The table on the following pages illustrates some of the solutions we have designed to meet market opportunities and demands.

Market Opportunity	Demands of the Market	Our Solution
Defense

Lightweight ceramic body armor and boron carbide powders	Due to the proliferation of automatic weapons in tactical operations and terrorist conflicts, it has become necessary for vests or other armor to stop machine gun bullets while being light enough in weight to allow freedom of movement without undue fatigue.	We have developed lightweight bullet resistant ceramic body armor solutions, including SAPI (small arms protective inserts), ESAPI (enhanced small arms protective inserts) and other systems. These products generally consist of hot pressed Ceralloy® 546 (boron carbide) or hot pressed Ceralloy® 146 (silicon carbide) and other ceramic coupled with backings such as Dyneema® or Spectra Shield® purchased from third parties. Our subsidiary, ESK Ceramics, is a major manufacturer of boron carbide powders, which are used by us and our competitors to manufacture lightweight ceramic body armor.

Lightweight ceramic armor for military ground-based vehicles, boats and aircraft	Military ground-based vehicles, boats and aircraft require protection against automatic weapons. Weight, cost and vehicle compatibility are critical technical parameters.	We have developed a series of lightweight, cost effective ceramic armor systems and attachment mechanisms that have multi-hit protection at various threat levels and can be added to an existing vehicle or designed into new vehicles, boats and aircraft.

Missile radomes (nose cones)	Defensive tactical missile systems such as the PAC-3 (Patriot Advanced Capability) and the Arrow Missile are designed to fly at extremely high velocities, survive tight turning radii and operate in severe weather conditions. These operating conditions preclude the use of conventional polymer materials for radomes.	We have developed advanced technical ceramic radomes made of fused silica ceramics which meet certain specifications of these tactical defensive missile systems, and have developed a modified silicon nitride radome for more demanding requirements. We have also established a precision diamond grinding capability to finish these radomes.

Industrial

Advanced ceramic structural parts	Applications such as high performance pump seals, blast nozzles, chemical processing, and pulp and paper manufacturing, require components with corrosion and wear resistant properties, mechanical strength, hardness, favorable friction properties and the ability to withstand extreme temperature fluctuations.	We have developed products for each of these applications which have excellent wear resistant properties, lightness, hardness and the ability to withstand extremely high temperatures. We manufacture these products using primarily our EKasic® silicon carbide, silicon nitride and boron carbide ceramic.

Boron compounds and metallurgy	Increasing productivity requirements in primary industries are met with boron nitride powders, which are used as high temperature lubricants and release agents. As filler material in polymers and silicones, boron nitride is used for heat conducting and insulating films in the electronic industry. Aluminum and steel foundries increasingly require consumables with longer lifetimes to improve their overall efficiencies.	In the aluminum extrusion industry, boron nitride powder, spray or suspension is used as a release agent to keep the hot metal away from the extrusion die. In furnace and high temperature applications it is used as insulation sleeve or support for graphite heaters. Boron nitride’s largely inert behavior towards molten metals makes it an ideal material for applications in direct contact with such materials. We supply break rings for horizontal continuous casting and side-dams for thin strip casting. We also supply high density and high purity silicon nitride products for aluminum-foundries worldwide.

Evaporation boats	Packaging materials used for snack and other food products are often lined with an aluminum coating to preserve shelf life. The coating, or metallization, process requires a tool, called an evaporation boat, which can withstand the high temperature and corrosiveness of melted aluminum.	We have developed evaporation boats, typically made using boron nitride/titanium diboride, that can withstand direct contact with highly corrosive liquids, such as melted aluminum. These evaporation boats are used in the metallization of various surfaces, including paper, plastic and glass.

Market Opportunity	Demands of the Market	Our Solution
Industrial equipment requiring critical protection against severe wear or corrosion	Failure of industrial equipment is of caused by premature wearing out of surfaces due to abrasive action. An example is paper making equipment where the pulp slurry runs at 5,000 feet per minute.	Sintered reaction bonded silicon nitride (SRBSN) industrial wear parts are designed to replace hard metal or oxide ceramic wear surfaces, resulting in greater productivity, quality and longer uptime. Our side damns are used in the refractory industry for the production of steel.

Photovoltaic (solar cell) manufacturing requiring crucibles for melting silicon	In order to produce cost effective solar cell components, it is necessary to melt silicon in a crucible or vessel that will be able to contain the molten silicon yet not allow unwanted chemicals to contaminate the melt.	We have developed a high purity fused silica ceramic crucible (receptacle) which is being used by several photovoltaic cell manufacturers in their silicon melting operation in order to produce polycrystalline silicon.

Radioactive waste management	Increasing stockpiles of radioactive nuclear waste require materials that can be used to safely transport and store items such as spent nuclear fuel rods.	The boron atom in boron carbide powder is able to capture neutrons, thus reducing the radioactive risk associated with transportation and storage of nuclear waste.

Automotive/Diesel

Heavy-duty diesel truck engines	In order to achieve diesel engine life of 500,000 miles or more without major maintenance, and to meet current environmental requirements, it may be necessary to replace metal engine components with longer lasting, lighter weight, lower friction ceramic parts at acceptable unit costs.	Our SRBSN ceramic cam rollers replace conventional steel cam rollers in order to allow diesel engines to run at higher internal pressures and thus meet environmental and other requirements.

Wear-resistant functional and frictional coatings	Engines generate extreme vibration during operation that can cause components joined by nuts and bolts to loosen. Traditionally, locknut washers have been used for this application.	Our wear-resistant functional and frictional coatings utilizing entrapped hard particles, primarily diamonds, which are applied to shims in lieu of using locknut washers. These coatings increase the static friction coefficient and minimize the effects of vibration and allow more economic and efficient designs of engines, particularly in the auto industry.

Commercial

Orthodontic brackets	Traditional stainless steel orthodontic brackets are often considered unsightly. Substitute clear plastic materials can be weak and may stain. Some orthodontic patients prefer aesthetically pleasing brackets which can be affixed to each tooth to support the arch wire.	Our translucent ceramic orthodontic brackets are inert, reveal the color of the patient’s teeth, and allow the orthodontist to correct the patient’s bite. Our marketing partner, 3M Unitek, sells this translucent ceramic bracket under the brand name Clarity™.

CERADYNE, INC.

Our Competitive Strengths

We believe that several aspects of our company provide us a competitive advantage in the markets we serve, including the following:

Broad Technical Expertise in Ceramic Material Science. Since the founding of our company in 1967, our core business has been researching, developing, designing, manufacturing and marketing advanced technical ceramic products. Specifically, our expertise is in a class of ceramics known as non-oxide structural ceramics. Many of our staff are technically trained, including 70 employees with degrees in ceramic engineering or related sciences, of which 24 have Ph.D. degrees. We have continuously sought to develop and manufacture innovative ceramic products that meet the specific market requirements for a broad range of applications. For example, our expertise allows us to develop ceramic armor products expeditiously and manufacture them on a significant scale.

Proprietary Equipment and Manufacturing Processes. The specialized equipment required to manufacture ceramic powders and advanced technical ceramics must often be custom designed and is not readily available. Over the past several decades, we have designed and constructed a substantial array of highly specialized and customized equipment and manufacturing processes, including our hot press lines and furnaces. We believe our proprietary equipment and manufacturing processes allow us to meet the high volume demands of our customers in the markets that we serve.

Vertically Integrated Body Armor Manufacturer. We are a vertically integrated manufacturer of lightweight ceramic body armor. Our ESK Ceramics subsidiary manufactures boron carbide powder—the key raw material used in the production of our body armor. ESK Ceramics is one of the world’s leading manufacturers of boron carbide powder and has been a supplier of boron carbide powder to us for over 30 years. We form the boron carbide powder into ceramic armor plates using our own furnaces and hot presses. We then apply backing materials purchased from third parties to the plates to complete a ceramic body armor system ready to ship to our customers. Owning a source of our principal raw material, together with the recent and ongoing expansion of our manufacturing capacity at our Lexington, Kentucky plant, should allow us to fulfill current and anticipated demand for our ceramic body armor, while enabling us to manage our costs, product yields and high quality standards.

Strong Position in Multiple Markets. We maintain a strong position in many of the markets that we serve. We believe that we are the leading supplier of lightweight ceramic armor products to the U.S. government. We further believe that we supply a significant portion of products in many of the markets we serve including: boron carbide powders; translucent ceramic orthodontic brackets; ceramic missile radomes, commonly known as nose cones, for the PAC-3 and Arrow missile programs; sintered reaction bonded silicon nitride, which we call SRBSN, for industrial and automotive applications; evaporation boats used to apply the metallic coating to packaging materials; and wear resistant functional and frictional coatings for the automotive industry. We believe that our leadership position in ceramic body armor and in many of the other markets that we serve provides us with a key advantage in securing new and continuing business.

Key Customer Relationships. We have longstanding relationships with many of our significant customers in the defense, industrial, automotive/diesel and commercial markets that we serve, which have enhanced our ability to obtain business over time. For example, for more than 20 years we have sold our advanced technical ceramic products to various agencies of the U.S. government. Since 2003, we have derived the majority of our revenues from the Army, Marines, Air Force and other branches of the U.S. military. We possess significant knowledge of the applicable purchasing requirements and product specifications within each of the branches of the U.S. military that we serve, and we believe that we have established an excellent reputation with key individuals within each branch.

Experienced Management Team and Entrepreneurial Culture. Our success is attributable in large part to the extensive knowledge and experience of our management team and key personnel. Our executive management team has substantial experience in advanced technical ceramic materials science and our Chief Executive Officer, our President of North American Operations and our Vice President of Operations each has more than 25 years of experience in the ceramics industry. Our management team has demonstrated its ability to identify, execute and integrate strategic acquisitions into our business through our acquisitions of ESK Ceramics in August 2004 and Quest Technology in May 2004. Moreover, we believe that the entrepreneurial culture that has been fostered at Ceradyne since 1967 enhances our ability to develop innovative products for the markets that we serve.

Our Business Strategy

Our goal is to create value for our stockholders by profitably developing, manufacturing and selling advanced technical ceramic components to customers in existing and new markets where there is a need for new materials that will increase the efficiency, productivity and life of our customers’ end products. Key elements of our strategy for achieving this goal include:

Capitalizing on Opportunities in the Defense Market. The current geopolitical climate, terrorist threats and heightened international conflicts such as those in Iraq and Afghanistan, have been the primary factors driving demand for our defense products. Our defense marketing and sales efforts emphasize sales of ceramic body armor for military personnel to the U.S. government and, with the authorization of the U.S. government, to foreign allies of the United States. We also intend to expand our lightweight ceramic armor products to address additional body armor applications as well as new defense applications in vehicles, boats and aircraft. For example, we were recently awarded a contract by the U.S. Navy to provide ceramic armor for its high-speed amphibious transport vessel—the Landing Craft, Air Cushion. Moreover, we recently established a 29,000 square foot facility in Wixom, Michigan that is dedicated to designing and constructing prototypes of lightweight ceramic armor systems for vehicles.

Continuing to Increase our Non-Defense Revenue Base. We plan to continue to grow our non-defense customer base, primarily through promoting existing products to new customers and developing new products for new and existing customers. We focus on educating our current and potential customers on the advantages of our advanced technical ceramics compared to alternative solutions, and assisting them in developing advanced technical ceramic components for existing or new products and applications. Our highly trained technical and marketing staff educates our customers through direct sales visits, by preparing technical papers and product literature, and by participating in technical conferences, trade shows and exhibitions. Based on these efforts, we believe there is an opportunity to further expand the use of advanced technical ceramic products. For example, we are working with 3M Unitek on developing the next generation of translucent ceramic orthodontic brackets. We also intend to further increase our customer, product and market base by converting certain advanced technical ceramics, originally developed for defense applications, to industrial and commercial applications. In addition to organically growing our product portfolio and market reach, we plan to continue to identify strategic acquisition opportunities that broaden our product lines within industrial and commercial markets. For example, a key strategic reason for our acquisition of ESK Ceramics was to further increase our non-defense revenue base.

Identifying New Products and Markets. We intend to identify new products and markets to meet evolving customer requirements for high performance materials. Due to the special properties of the advanced technical ceramics we produce, we believe there are numerous applications and markets for such materials. Our research and development efforts have identified several new applications for advanced technical ceramics in both existing markets, such as the defense industry, and new markets, including the energy, metals production and chemical industries. Such new applications include lightweight ceramic armor for military vehicles, boats and aircraft; ceramic components that have the potential to facilitate extraction of oil from oil sands on a cost-effective basis; ceramic materials that have the potential to reduce significantly the cost of producing molten aluminum; chemical micro reactors, heat exchangers and hydraulic trim valves produced with our proprietary technology that have the potential to provide an economical substitute for steel in extreme environments; storage containers made with our boron carbide powder that have the potential to be used for long-term containment of nuclear waste from nuclear power plants; and small complicated ceramic components made using our injection molding technology that have the potential to be used as medical implants. We also expect to continue to benefit from the addition of ESK Ceramics’ expertise in ceramic powders and products, which has expanded the scope and scale of our product development efforts.

Investing to Improve our Gross Margins and Manufacturing Efficiencies. We focus on cost containment, productivity enhancements and manufacturing efficiencies as a means to drive earnings growth. We have implemented lean manufacturing initiatives, such as Demand Flow® Technology, in order to reduce inventories and queue times and to increase productivity. Additionally, we continue to evaluate opportunities to employ automation and dedicated work cells to expand our in-line production efficiency. We also continue to seek ways to reduce our manufacturing costs by evaluating opportunities to relocate or expand manufacturing operations within the United States as well as internationally. For example, in 2004, we began expanding our high energy-utilization manufacturing processes at our new Lexington, Kentucky facility, where the cost of electricity, which comprises a significant portion of our cost of product sales, is substantially lower than in California. We plan to evaluate strategic manufacturing relationships in international markets, including joint ventures or acquisitions, particularly in low cost manufacturing areas such as Mexico and China. We also plan to develop strategic relationships with other manufacturing companies or key customers whose expertise or financial resources can assist us in accomplishing our objectives.

Market Applications and Products

Our products are sold into four principal markets: defense, industrial, automotive/diesel and commercial. The following is a description of our principal products by market application:

Defense

Lightweight Ceramic Armor. We have developed and currently manufacture lightweight ceramic armor capable of protecting against threats as great as 12.7 millimeter armor piercing machine gun bullets. Compared to traditional steel armor plates, our ceramic armor systems offer weight savings as great as 40%. Using hot pressed Ceralloy® ceramic, our armor plates are laminated with either Spectra Shield®, Dyneema®, Kevlar™, fiberglass, custom hybrid laminates or aluminum and formed into a wide variety of shapes, structures and components. Initially, our manufactured ceramic armor was used principally for military helicopter crew seats and airframe panels. We are now also a major supplier of lightweight ceramic body armor for the U.S. military, and we believe we are a leading producer of lightweight ceramic armor for military helicopters. We are also developing products to address similar ballistic protection needs in boats. For example, we were recently awarded a contract by the U.S. Navy to provide ceramic armor for its high speed amphibious transport vessel—the Landing Craft, Air Cushion.

Boron Carbide Powders. We manufacture boron carbide powder, which is the principal raw material used in the production of our lightweight ceramic body armor. Our ESK Ceramics subsidiary is one of the world’s leading manufacturers of this material. ESK Ceramics has been a supplier of boron carbide powder to us for over 30 years and also supplies our ceramic body armor competitors.

Missile Radomes (Nose Cones). We manufacture conical shaped, precision machined ceramic radomes which are designed for the front end of defensive missiles. These radomes are used where missile velocities are high and operating environments are severe, and the thermal shock and erosion resistance, high strength and microwave transparency properties of advanced technical ceramics are required. Our ceramic radomes are used on the PAC-3 (Patriot Advanced Capability) and the Arrow Missile.

Industrial

Fluid Handling/Wear Parts. We supply products made primarily of our EKasic® silicon carbide, silicon nitride and boron carbide, which have excellent wear resistant properties, lightness, hardness, and can withstand extremely high temperatures. Products furnished are used in high performance pump seals, bearings for fluid handling, blast nozzles and chemical processing.

Boron Compounds and Metallurgy. Boron nitride powders have excellent release properties and are highly resistant to wear and corrosion. These powders are used in the forming and bending of glass, as an additive in refractory materials, and as a lubricant for aluminum extrusion. Our silicon nitride products have excellent thermal shock resistance and temperature stability up to 1,200° Centigrade. These products are used for transportation of liquid aluminum, for use in low and high pressure casting and in liquid aluminum processes.

Evaporation Boats. Our evaporation boats are used in the metallization of various surfaces such as plastic, paper or glass. Metallization is a process based on the deposition of a metallic vapor under vacuum to coat a substrate surface with a thin layer of aluminum, zinc, copper or silver. The preferred metal for the metallizing process is aluminum. Evaporation boats have direct contact with highly corrosive liquid metal alloys and are made out of a boron nitride/titanium diboride composite material. These products provide packaging manufacturers the ability to apply vaporized aluminum to packaging material that as a finished product helps to preserve and maintain the shelf life of food products.

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

Radioactive Waste Management. Boron carbide powder has a high cross-section for capturing neutrons, making it an ideal material for the management of radioactive nuclear waste from nuclear power plants. Typical applications include use in neutron absorbing parts, such as control rods in nuclear power plants, and nuclear shielding in the storage and transportation of nuclear waste materials.

Ceramic-Impregnated Dispenser Cathodes. We manufacture ceramic-impregnated dispenser cathodes for microwave tubes used in radar, satellite communications, electronic countermeasures and other applications. Dispenser cathodes, when heated, provide a stream of electrons which are magnetically focused into an electron beam. Microwave dispenser cathodes are primarily composed of a porous tungsten matrix impregnated with ceramic oxide compounds. The use of ceramic-impregnated cathodes reduces the amount of energy necessary to create a high level of electron emissions. Our ceramic-impregnated cathodes are also used in ion lasers and cathode ray tubes.

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

Automotive/Diesel

Wear-Resistant Functional and Frictional Coatings. We manufacture our Ekagrip® Foils for wear-resistant functional and frictional coatings utilizing entrapped hard particles, primarily diamonds. This product line increases the static friction coefficient, minimizes the effects of vibration and allows more economic and efficient designs of engines, particularly in the auto industry.

Diesel Engine Components. We have been manufacturing ceramic cam rollers for heavy-duty diesel engines since 1999, and now have production contracts to supply cam rollers to several major engine companies. However, we are aware that some of our customers are designing new engines that do not include our cam rollers. We also supply a fuel systems manufacturer with components for a diesel fuel pump. In addition, we are engaged in development projects with a number of other diesel engine and fuel pump systems manufacturers worldwide for various ceramic components.

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

Operating Divisions and Facilities

We serve our markets through four segments with manufacturing facilities in several locations across the United States and two locations in Europe—Germany and France. The following table includes a summary of our facilities and products comprising our four operating segments.

Facility Location	Products

Ceradyne Advanced Ceramic Operations	Defense Applications: • Lightweight ceramic armor

Costa Mesa, Irvine and San Diego, California(1) Approximately 212,000 square feet	Industrial Applications: • Ceralloy® 147 SRBSN wear parts • Precision ceramics

Lexington, Kentucky(2) Approximately 115,000 square feet	Automotive/Diesel Applications: • Ceralloy® 147 SRBSN automotive/diesel engine parts

Wixom, Michigan(3) Approximately 29,000 square feet	Commercial Applications: • Ceramic orthodontic brackets • Components for medical devices

ESK Ceramics Kempten, Germany(4) Approximately 544,000 square feet Bazet, France(5) Approximately 88,000 square feet

Defense Applications:

•      Boron carbide powders for body armor

Industrial Applications:

•      Ceramic powders: boron carbide, boron nitride, titanium diboride, calcium hexaboride and zirconium diboride

•      Silicon carbide parts

•      Evaporation boats for the packaging industry

•      High performance pump seals

Automotive/Diesel Applications:

•      EKagrip® functional and frictional coatings

Ceradyne Semicon Associates Lexington, Kentucky(6) Approximately 35,000 square feet	Industrial Applications: • Ceramic-impregnated dispenser cathodes for microwave tubes, lasers and cathode ray tubes • Samarium cobalt magnets

Ceradyne Thermo Materials Scottdale and Clarkston, Georgia(7) Approximately 132,000 square feet

Defense Applications:

•      Missile radomes (nose cones)

Industrial Applications:

•      Glass tempering rolls

•      Metallurgical tooling

•      Castable and other fused silica products

•      Crucibles for photovoltaic solar cell applications

(1)	We have leases on our facilities in Costa Mesa, California, aggregating approximately 99,000 square feet, all of which expire in October 2010. We own our 40,000 square foot facility in Irvine, California. We also have a lease on our 23,000 square foot facility in Irvine that expires in April 2009, and we have a month to month lease on our 40,000 square foot facility in Irvine. We have a lease on our 10,000 square foot facility in San Diego, California which expires in December 2006.
(2)	We own our facility in Lexington, Kentucky.
(3)	We have a lease on our Wixom, Michigan facility which expires in April 2010.
(4)	We own our facility in Kempten, Germany, as well as the 22-acre property on which our facility is located.
(5)	We own our facility in Bazet, France, as well as the four-acre property on which our facility is located.
(6)	We own our facility in Lexington, Kentucky, as well as the five-acre property on which our facility is located.
(7)	We have a lease on our 85,000 square foot facility in Scottdale, Georgia which expires in December 2015. We have a lease on our 47,000 square foot facility in Clarkston, Georgia which expires in May 2009.

Sales, Marketing and Customers

Each of our four operating segments maintains a separate sales and marketing force promoting its individual products. As of December 31, 2005, we had 72 employees directly involved in sales and marketing, including 45 sales and marketing personnel located outside the United States. We also have agreements with manufacturers’ representatives in foreign countries who are compensated as a percent of sales in their territory. Sales to customers located outside the United States represented approximately 26.1% of our net sales in 2005, 20.5% in 2004 and 5.4% in 2003.

We continue to explore various domestic and international relationships to increase our sales and market penetration. We seek long-term relationships such as multi-year agreements or exclusive relationships with our customers to achieve a more consistent and predictable flow of orders and shipments.

We sell products and components to the U.S. government and government agencies, as well as to government contractors, original equipment manufacturers and to end users. The U.S. government and government agencies collectively represented approximately 65.8% of our net sales in 2005, 59.2% in 2004 and 53.7% in 2003.

We sell our translucent ceramic orthodontic brackets, commonly known as braces, only to 3M Unitek. Sales to 3M Unitek represented approximately 2.7% of our net sales in 2005, 4.5% in 2004 and 8.9% in 2003. On December 5, 2005, we entered into a new supply agreement with 3M Unitek that expires in December 2010, and which may be extended by 3M Unitek at its option for an additional two years. This new agreement replaces our original, March 1986 joint development and supply agreement with 3M Unitek, that would have expired in September 2007. 3M Unitek is a major manufacturer of stainless steel orthodontic brackets and, early in our relationship, shared with us the functional specifications and properties which ceramic brackets would be required to satisfy. With this information and our experience with translucent ceramics in defense applications, we developed, and in 1987 began manufacturing, translucent ceramic brackets. Under the original supply agreement, 3M Unitek was required to purchase ceramic orthodontic brackets exclusively from Ceradyne until September 2007. Under the terms of the new agreement, 3M Unitek will continue to purchase 100% of their Clarity and Transcend brand ceramic orthodontic product lines exclusively from us for as long as 3M Unitek continues to sell such products. The new agreement further stipulates that Unitek must purchase from Ceradyne at least 50% of the ceramic orthodontic brackets 3M Unitek requires for next generation designs, which it intends to introduce in 2007.

Manufacturing Processes

We employ a number of advanced technical ceramic manufacturing processes that enable us to deliver high quality products designed to meet specific customer requirements. The processes used to manufacture our principal products are described below.

Hot Pressing. Our hot pressing process is generally used to fabricate ceramic shapes for lightweight ceramic armor. We have designed and constructed induction heated furnaces capable of operating at temperatures exceeding 4,000°F in inert atmospheres at pressures up to 5,000 pounds per square inch. With this equipment, we can fabricate parts more than 26 inches in diameter, which is considered large for advanced technical ceramics. Using multiple cavity dies and special tooling, we can produce a number of parts in one furnace during a single heating and pressing cycle.

Our raw materials are fine powders procured from our ESK Ceramics subsidiary, as well as from several outside suppliers. After we process them, the powders are either loaded directly into the hot pressing molds or are shaped into pre-forms prior to loading into the hot pressing molds. The powders are placed in specially prepared graphite tooling, most of which we machine to shape. Heat and pressure are gradually applied to the desired level, carefully maintained and finally reduced. The furnace is then removed from the press and allowed to cool, permitting the press to be used with another furnace. For most products, this cycle takes approximately 20 hours. The resultant ceramic product generally has mechanical, chemical and electrical properties of a quality approaching theoretical limits. Almost all products, other than armor, are then finished by diamond grinding to meet precise dimensional specifications.

Ceramic Powders (Boron Carbide TETRABOR®, Boron Nitride, Titanium Diboride, Calcium Hexaboride, Zirconium Diboride). We purchase raw materials like carbon, boric acid and oxides from outside vendors. These raw materials are converted into the final formulation in large high temperature processes using an arc furnace. After the resultant material is cooled, it is broken down into fine particulates that are then purified through a chemical treatment. The next process is the production and classification of various grain sizes. The manufacturing processes result in a very high and consistent quality powder. The resulting finished ceramic powder products are used in a wide range of applications, such as ceramics and powders for abrasives, armor, neutron absorption and refractories.

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

After additives are incorporated by milling and spray drying, the silicon powders are formed into shapes through conventional ceramic processing such as dry pressing. These shapes are then fired in a nitrogen atmosphere which converts the silicon part to a silicon nitride part. At this step (reaction bonding), the silicon nitride is pressure sintered in an inert atmosphere increasing the strength of the component threefold. As a result of SRBSN processing, the ceramic crystals grow in an intertwining “needle-like” fashion which we have named NeedleLok™. The NeedleLok™ structure results in a strong, tough, high fracture energy part. This process can be used to produce extremely high production volumes of parts due to the use of conventional pressing processes.

Manufacture of Translucent Ceramics (Transtar®). We produce translucent aluminum oxide (Transtar®) components primarily for use as orthodontic ceramic brackets. We purchase the high purity powders from outside vendors and process them using dedicated conventional ceramic mechanical dry presses. The formed blanks are then fired in a segregated furnace in a hydrogen atmosphere at over 3,000°F until the ceramics enter into a mechanically strong, translucent condition. These fired translucent brackets then have certain critical features diamond ground into them. The next step is a proprietary treatment of the bonding side in order to permit a sound mechanical seal when bound to the patient’s teeth. In the final step we furnace braze a stainless steel channel into each archwire slot which has been previously diamond ground into the bracket.

Functional Coatings. Our functional coatings are formed by the deposition of hard particles, primarily diamonds, in a nickel layer on steel, aluminum or titanium. We purchase the hard particles—sized between nanometers and 60µm—from outside vendors and customize these raw materials through chemical treatment. Before being coated, the metal parts are chemically cleaned and deburred. The final product is manufactured by an electroless nickel coating process with simultaneous embedding of hard particle grains. The final step is the hardening of the nickel surface by a heat treatment process up to 660°F.

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

Sintered Parts. For the production of sintered parts, we either buy raw materials like silicon carbide from outside vendors or use our own ceramic powders. With our specific developed processes, we condition the ceramic powders by incorporating additives, milling, and spray drying into ready-to-press powders. We then utilize the processing steps of forming, green machining, sintering and machining as the materials are transformed into various shapes. We utilize a broad range of technological processes and equipment to accomplish this. An example of these are cold isostatic pressing, axial dry pressing, injection molding, extrusion molding, pressure sintering, hot pressing, hot isostatic pressing and pressureless sintering.

Diamond Grinding. Many of our advanced technical ceramic products must be finished by diamond grinding because of their extreme hardness. Our finished components typically are machined to tolerances of ±.001 inch and occasionally are machined to tolerances up to ±.0001 inch. To a limited extent, we also perform diamond grinding services for customers independently of our other manufacturing processes to specifications provided by the customer. Our diamond grinding facilities can perform surface grinding, diameter grinding, ultrasonic diamond grinding, diamond lapping, diamond slicing and honing. The equipment includes manual, automatic and computer numerically controlled, or CNC, grinders. We have specially adapted the CNC grinders for precision grinding of ceramic contours to exacting tolerances.

Sintering of Fused Silica Ceramics. Sintering of fused silica ceramics is the process we use to fabricate fused silica ceramic shapes for applications in glass tempering furnaces, metallurgical tooling, missile radomes (nose cones) and other industrial uses. To fabricate fused silica ceramic shapes, fused silica powders are made into unfired shapes through slip casting or other ceramic forming processes. These unfired “green” shapes are fired at temperatures up to 2,500°F. The final shapes are often marketed in the “as fired” condition or, in some cases, precision diamond ground to achieve specific dimensional tolerances or surface finishes required by certain customers.

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

Raw Materials

The starting raw materials for our manufacturing operations are generally fine, synthetic powders available from several domestic and foreign sources, including our subsidiary, ESK Ceramics. ESK Ceramics supplied 49 tons of boron carbide power to us in 2003, 138 tons in 2004 and 562 tons in 2005. We have owned ESK Ceramics since August 23, 2004. Other raw materials, such as the backing material for ceramic armor, graphite and metal components, are procured from several commercial sources. The backing material used in the production of body armor is currently subject to government directed allocation. We believe that sufficient quantities of this material will be available to fulfill our projected needs.

Quality Control

We make our products to a number of exacting specifications. In order to meet both internal quality criteria and customer requirements, we implement a number of quality assurance and in-process statistical process control programs. We implement these quality programs separately at each of our three manufacturing locations. Our Advanced Ceramic Operations, ESK Ceramics and Thermo Materials facilities have received ISO 9001 Certification. Ceradyne Semicon Associates is ISO 9000 compliant.

Engineering and Research

Our engineering and research efforts consist of application engineering in response to customer requirements, in addition to new materials and product development. Our efforts create new products, modify existing products to fit specific customer needs and result in developing enhanced ceramic processes.

We allocate costs associated with application engineering and research between cost of product sales and research and development expense. Application engineering efforts devoted to specific customer orders generally are recognized as cost of product sales, while the balance of engineering and research costs is included in research and development and expensed as incurred. Our research and development expenses were approximately $7.8 million in 2005, $3.3 million in 2004 and $2.1 million in 2003.

Competition

Our products compete with advanced technical ceramic products and powders from other companies, as well as with high strength steel alloys and plastic products. When competing with other advanced technical ceramic products and powders, we believe the principal competitive factors are manufacturing capacity and the ability to deliver products, price, product performance, material specifications, application engineering capabilities, customer support and reputation. Some of our competitors include Armor Holdings, ArmorWorks, Ceramtec, the Cercom subsidiary of BAE Systems, CoorsTek, Denka, GE Advanced Ceramics, Hitachi, HC Starck, Kyocera’s Industrial Ceramics Group, Morgan, Saint Gobain, Sintec, Spectra-Mat, UK Abrasives and Vesuvius. Many of our current or potential competitors have greater financial, marketing and technical resources than we do. We cannot guarantee that we will be able to compete successfully against our current or future competitors. If we fail to compete successfully, there could be material adverse effects on our business, financial condition and results of operations. In many applications we also compete with manufacturers of non-ceramic materials. When competing with high strength steel alloys and plastic products, we may not be able to compete effectively when price is a primary consideration, because our products are typically more expensive as a result of higher manufacturing costs associated with the production of advanced technical ceramics.

Backlog

We record an item as backlog when we receive a contract, purchase order or other notification indicating the number of units to be purchased, the purchase price, specifications, delivery requirements and other customary terms and conditions. Our backlog was approximately $199.9 million as of December 31, 2004, and approximately $276.4 million as of December 31, 2005. We expect that substantially all of our backlog as of December 31, 2005 will be shipped during 2006.

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

We have been issued two U.S. patents relating to translucent ceramics for orthodontic brackets. The earliest of these patents expires in September 2007. We co-invented and co-own these patents with 3M Unitek. Together with 3M Unitek, we have granted licenses to companies whose ceramic orthodontic brackets infringe our joint patents. These companies pay both of us royalties based on sales of their orthodontic ceramic brackets for the remaining life of the patents.

In addition to the above, we have been issued 20 U.S. patents and have 17 patents pending and have applied for corresponding foreign patents in various foreign countries. Of the number of patents indicated above, our subsidiary, ESK Ceramics, has been issued 14 U.S. patents, while 5 patents are pending.

The proprietary coarse grained silicon carbide materials, including silicon carbide materials with graphite inclusions, are protected by patents in Europe, the United States, Canada, Japan and the Czech Republic. These patents expire in 2017. Other patents and one patent pending also relate to sintered silicon carbide materials, the earliest expiring in 2010. Another 4 patents for evaporation boats have been issued in Europe, the United States, Canada and Japan. The earliest of these patents expires in 2018. One other patent is on Ekagrip®, the friction enhancing coatings, which expires in 2019, and there is an additional patent pending on Ekagrip®. Other patents relate to boron nitride materials and composite ceramic materials.

“Ceralloy®,” the name of our technical ceramics, “Ceradyne®” and the Ceradyne logo, comprising the stylized letters “CD®,” are our major trademarks registered in the United States and various foreign countries. We also have other trademarks, including “Transtar®,” “Semicon®,” “Thermo®,” “Netshape®,” “Defender®,” “NeedleLok™,” and “Ramtech™”. The ESK Ceramics logo, and ESK Ceramics’ major product trademarks, including “TETRABOR®”, “EKasic®”, “DiMet®”, “TriMet®”, “MYCROSINT®” and “EKagrip®” are registered in Germany and many countries worldwide.

Employees

As of December 31, 2005, we had 1,835 employees, including 70 employees with undergraduate or graduate degrees in ceramic engineering or related sciences. Of these total employees, 1,437 were in manufacturing, 190 were in engineering and research, 72 were in sales and marketing, and 136 were in general management, finance and administration. We also use temporary labor in some of our production operations. We generally consider our relationship with employees to be excellent. None of our U.S.-based employees are represented by labor unions. The employees of ESK Ceramics have elected a works council, an entity which represents employees and is entitled to information and co-determination rights under German law. We consider our relationship with the works council to be good.

Legal Proceedings

We are involved in legal proceedings incidental to our business from time to time. We believe that pending actions, individually and in the aggregate, will not have a material adverse effect on our financial condition, results of operations or cash flow, and that adequate provision has been made for the resolution of such actions and proceedings.

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

EXECUTIVE OFFICERS OF CERADYNE

Our executive officers and their ages as of February 28, 2006 are as follows:

Name	Age	Position
Joel P. Moskowitz	66	Chairman of the Board, Chief Executive Officer and President

David P. Reed	51	Vice President, President of North American Operations and Assistant Corporate Secretary

Jerrold J. Pellizzon	52	Chief Financial Officer and Corporate Secretary

Michael A. Kraft	43	Vice President of Sales, Marketing and Business Development

Peter Hartl	49	Vice President and President of ESK Ceramics

Marc King	59	Vice President of Armor Operations

Bruce Lockhart	43	Vice President and President of Thermo Materials

Jeff Waldal	41	Vice President and President of Semicon Associates

Alvin Gerk	63	Vice President Operations

Joel P. Moskowitz co-founded our predecessor company in 1967. He served as our President from 1974 until January 1987, and has served as our President since September 1987. In addition, Mr. Moskowitz has served as our Chairman of the Board and Chief Executive Officer since 1983. Mr. Moskowitz currently serves on the Board of Trustees of Alfred University. Mr. Moskowitz obtained a B.S. in Ceramic Engineering from Alfred University in 1961 and an M.B.A. from the University of Southern California in 1967.

David P. Reed joined us in November 1983, and has served as a Vice President since January 1988. In February 2005, Mr. Reed was appointed to the newly created position of President of North American Operations, with responsibility for all the company’s Advanced Ceramic Operations in Costa Mesa, Irvine and San Diego, California, as well as the new plant in Lexington, Kentucky; Ceradyne Thermo Materials, in Scottdale, Georgia; and Ceradyne Semicon Associates, in Lexington, Kentucky. Mr. Reed’s focus has been and will continue to be on lightweight ceramic armor systems. Prior to joining us, Mr. Reed served as Manager, Process Engineering for the Industrial Ceramic Division of Norton Co. from 1980 to 1983. Mr. Reed obtained a B.S. in Ceramic Engineering from Alfred University in 1976 and an M.S. in Ceramic Engineering from the University of Illinois in 1977.

Jerrold J. Pellizzon joined us in September 2002 and serves as our Chief Financial Officer and Corporate Secretary. Prior to joining us, Mr. Pellizzon was Chief Executive Officer of DrSoy Nutrition, Inc., a developer of soy protein based food products, from 2000 until 2002. From 1994 through 2000, Mr. Pellizzon served as Chief Operating Officer and Chief Financial Officer of Met-Rx Substrate Technologies. From 1984 to 1993, Mr. Pellizzon was Chief Financial Officer for Breton Construction, Inc., and served on their executive committee and board of directors. Prior to 1984, Mr. Pellizzon held executive and management positions at Duke Timber Construction/Tobin Steel Company and was employed as a C.P.A. in public accounting. Mr. Pellizzon obtained his B.S. in Economics from UCLA in 1975.

Michael Kraft joined us in February 2005 in the newly created position of Vice President of Sales, Marketing and Business Development. Prior to joining us, Mr. Kraft was Managing Director of BVI Capital Partners, an investment bank that provides restructuring services, from 2003 through 2005, and President and Founder of KAM Solutions, LLC, an engineering and materials testing services firm, in 2003. From 2000 through 2002, Mr. Kraft was President, USA, for Rational AG and from 1993 through 2000, he held various management and marketing positions with Kulicke & Soffa Industries, Inc. Prior to 1993, Mr. Kraft held various management and marketing positions with General Electric Company. He holds degrees with honors from Michigan State University in electrical engineering and an MBA degree from Pennsylvania State University.

Peter Hartl joined us as a result of our 2004 acquisition of ESK Ceramics. Dr. Hartl was elected a Vice President in November 2004, and is President of ESK Ceramics. He joined ESK Ceramics in 1998 as Vice President in charge of boron compounds. Prior to joining ESK Ceramics, Dr. Hartl spent 11 years at ESK Ceramics’ former parent company, Wacker

Chemie, starting in Wacker’s research department and moving to the chemical regulations department as part of a management development project. He became technical support manager in Wacker’s silicone division and was later appointed regional manager for silicone sealants to establish sales, marketing, production, and service operations in Singapore.

Marc King joined us in September 2004 as Vice President of Armor Operations in Washington, D.C. to support ongoing growth of our ceramic armor business, particularly in armor for ground-based military vehicles. Prior to joining us, he was Vice President of Business Development for Mistral, Incorporated, a provider of security products and services, from 2001 to 2004, where he developed strategies for marketing and sales to the U.S. government markets, including Department of Defense and Homeland Security. Prior to Mistral, Mr. King was president of GMA Cover Corporation (USA), a supplier to the United States Army Tank-Automotive and Armaments Command and the Defense Logistics Agency, from 1996 to 2001. Before that, he was Vice President of Gichner Systems Group (GSG), and President of its refrigerated truck body division. Gichner supplied shelters, enclosures, and other troop-support equipment through the DoD. Prior to GSG, Mr. King was Director of Allied Defense Industries’ land systems and aerospace divisions, where he planned and directed the marketing of defense and defense-related equipment, including vehicle armor. Mr. King’s military experience includes responsibility for command, operations, and logistical support for U.S. Army ground and air troops and weapons and ground warfare systems deployment. He also was a Congressional coordinator for the Secretary of the Army and managed Congressional legislative directives to the Army. He completed his military career as a lieutenant colonel. Mr. King received a B.A. in History from the University of Nebraska-Omaha and a M.A. in Public Service from Western Kentucky University.

Bruce Lockhart joined our Thermo Materials division as its President in September of 2001, and was appointed a Vice President of Ceradyne in February 2003. Prior to joining us, Mr. Lockhart had 16 years of varied experience in the ceramic industry, the majority of which was with Thermal Ceramics Inc., a provider of products for engineered heat management solutions. Mr. Lockhart received a B.S. in Ceramic Engineering from Clemson University in 1985 and a M.B.A. from Clemson University in 1990.

Jeff Waldal joined our Semicon Associates division in 1995 as a quality manager, and was promoted to manufacturing manager in 1997 and to President of Semicon in 1999. Mr. Waldal was elected as a Vice President in February 2003. He is currently responsible for the operations, finances and marketing at Semicon Associates. Mr. Waldal began his career as senior materials technician at United Technologies—Pratt & Whitney Aircraft. He was employed for eight years at Ladish Company, Inc. as quality supervisor and quality manager. Mr. Waldal currently serves on the board of directors as Chairman for Kentucky Manufacturing Assistance Center and is a member of the University of Kentucky College of Engineering Dean’s Advisory Council. Mr. Waldal obtained a degree in Non-Destructive Testing from Hutchinson Technology Institute in 1984, a B.A. in Business Management from the University of Kentucky in 1995, and an M.B.A. from Eastern Kentucky University in 1998.

Alvin Gerk joined us in 1998, and has served as a Vice President since June 2005. Over the past seven years, Dr. Gerk has been responsible for the bulk of our Advanced Ceramic Operations division, including our lightweight ceramic armor production and silicon nitride technical ceramic components for diesel engine parts. Prior to joining us, Dr. Gerk was with Lanxide Armor Products, where he served as Director of Operations from 1996 to 1998, and as Director of Engineering from 1988 to 1996. From 1985 to 1988, Dr. Gerk served as Manager, Ceramics R & D at Abex Corporation, and from 1978 to 1985, Dr. Gerk served as Principal Engineer at Carborandum Company. Dr. Gerk obtained B.S., M.S. and Ph.D. degrees in Metallurgical Engineering from the University of Illinois in 1972, and pursued a six-year post doctorate at the Cavendish Laboratory at Cambridge University.

Our officers are appointed by and serve at the discretion of our Board of Directors.

ITEM 1A. RISK FACTORS

This Annual Report on Form 10-K contains forward-looking statements, as described at page 3 of this report under the caption “Note Regarding Forward-Looking Statements.” We believe that the risks described below are the most important factors which may cause our actual future results of operations to differ materially from the results projected in the forward-looking statements.

Risks Related to Our Business

A substantial portion of our revenues is derived from the sale of defense related products, primarily ceramic body armor. If demand for ceramic body armor declines, if federal budget appropriations involving our products are reduced, if we fail to obtain new government contracts or delivery orders under existing contracts, or if existing government contracts or orders are cancelled, our revenues, profit and cash flow would decline.

In recent years, a substantial portion of our revenues has been derived from the sale of defense related products, particularly ceramic body armor, either directly or indirectly to the U.S. government. The sale of defense related products represented 65.8% of our revenues in 2005, 59.2% in 2004, and 64.8% in 2003. We anticipate that a substantial portion of our revenues for the foreseeable future will continue to come from sales of defense related products; however, we cannot assure you that our rate of growth in defense related products will continue and it could decline. Our dependence on defense related business, and on sales of ceramic armor in particular, entails several risks, including those described below.

Our defense related business is highly sensitive to changes in national and international defense and budget priorities. For example, in 2003, 2004 and 2005, our revenues from the sale of ceramic body armor increased significantly due to the U.S. military’s acceleration of its program to equip its soldiers with ceramic body armor systems, in part, because of the war in Iraq. If demand for ceramic body armor declines because the number of ceramic body armor systems shipped is sufficient to equip front-line troops, conflicts in the Middle East and other high risk areas subside, U.S. defense budget appropriations are reduced or because of other reasons, our revenues, profit and cash flow from the sale of defense related products would be reduced.

Many defense contracts are awarded in an open competitive bidding process, and our past success in winning government contracts does not guarantee that we will win any new contracts in the future. Our success depends upon our ability to successfully compete for and retain such government contracts. If we, or if prime contractors for which we are a subcontractor, fail to win any future bids, or if we are unable to replace business lost upon cancellation, expiration or completion of a contract, our revenues, profit and cash flow could be reduced.

Moreover, government contracts typically may be cancelled by the government at any time without penalty, other than our right to be reimbursed for certain expenses and inventory. If the U.S. government were to cancel any of our government contracts, our revenues, profit and cash flow would be reduced.

If the performance requirements for ceramic body armor are modified by the U.S. military, we may incur delays or additional costs to change the design of our product, or we may not be able to satisfy the new requirements with our existing ceramic materials and processes. If this were to occur, our costs could increase and our revenues, profit and cash flow would decline.

The ceramic body armor we manufacture must comply with stringent performance specifications established by the U.S. military, such as weight and the level of ballistic protection it must provide, and these specifications may be modified by the military in new procurements, as well as under existing contracts. For example, during the quarter ended March 31, 2005, the U.S. military directed us to modify the specifications of the lightweight ceramic body armor that we had been manufacturing, from the version commonly referred to as SAPI (small arms protective insert), to a revised requirement commonly referred to as ESAPI (enhanced small arms protective insert). The revised requirement is more difficult to manufacture than the SAPI version. The change to this new design resulted in production delays and increased costs to us during the first quarter of 2005 as we developed new designs to meet the revised requirement and experienced manufacturing inefficiencies. In the future the U.S. military may make additional changes to the performance requirements for body armor, and we may experience delays or additional costs to satisfy the new requirements, or we may be unable to meet the new requirements at all with our existing ceramic materials and processes. If this were to occur, our revenues from ceramic body armor would decline and our profitability would suffer.

We rely on two critical materials to make ceramic body armor. A delay or inability to obtain sufficient quantities of these materials could limit the amount of body armor we can manufacture and therefore result in reduced revenues, profit and cash flow.

The critical materials required to manufacture our ceramic body armor are boron carbide powder, which is the principal raw material used in the production of the ceramic armor plates, and an ultra-high molecular weight polyethylene textile material, which we laminate to the surface of the ceramic armor plates.

We obtain substantially all of our boron carbide powder from ESK Ceramics, which is one of the world’s leading manufacturers of boron carbide powder and has been a supplier of boron carbide powder to us for over 30 years. We acquired ESK Ceramics in August 2004, and it is now our subsidiary. ESK Ceramics is in the process of increasing its manufacturing capacity for boron carbide powder to meet our needs, as well as the needs of its other boron carbide powder customers, due to the rapidly increasing demand for ceramic body armor. If our ESK Ceramics subsidiary experiences production problems or delays in expanding its manufacturing capacity, supplies of boron carbide powder may be insufficient from other sources to meet our requirements for ceramic body armor.

The ultra-high molecular weight polyethylene textile material is available in the United States only from Honeywell International, Inc., under the brand name Spectra Shield®, and from Royal DSM N.V., under the brand name Dyneema®. Due to the rapid escalation in the demand for ceramic body armor, the quantities of Spectra Shield and Dyneema materials have been in limited supply and on government-directed allocation. Although we believe that sufficient quantities of these materials will be available to fulfill our projected needs, a delay or interruption in the supply of either of these materials could adversely affect our ability to fulfill our current orders for ceramic body armor.

If a delay or reduction in supplies of boron carbide powder or either Spectra Shield or Dyneema occurs, we may not be able to ship all of our orders for ceramic body armor, which could result in reduced revenues, profit and cash flow.

We have recently added significant manufacturing capacity and anticipate the need to expand capacity further in the future. If our efforts to bring our new plants to full functional usage are not successful, or if demand for our products declines, we may have inefficient or under-utilized capacity, and our gross margins, profit and cash flow may suffer.

We experienced a sudden increase in demand for ceramic body armor for military personnel and cam rollers for diesel engines during 2002. This demand increased further during 2003, 2004 and 2005. In 2002 we suffered from manufacturing inefficiencies, including low product yields, as a result of our efforts to meet the sudden increased demand for our products, which caused our gross profit margins on these products to suffer. These problems were reduced during 2003 and 2004 as we implemented a number of new programs and management initiatives to improve manufacturing efficiencies.

In response to the increased demand for ceramic body armor and cam rollers, as well as other of our products, we have added approximately 286,000 square feet of facilities since early 2002, and we expect to expand our capacity further in the future. The foregoing is in addition to the approximately 620,000 square feet of facilities we acquired with our purchase of ESK Ceramics in August 2004. We are also in the process of expanding ESK Ceramics’ capacity to produce boron carbide powder.

Managing our expansion efforts has and may continue to put pressures on our operational, financial and managerial resources. Moreover, our increased production capacity may not enable us to manufacture the required quantities of our products in a timely manner or at gross profit margins that we have achieved in the past. As a result, the profit margins we ultimately achieve on sales of ceramic body armor and cam rollers may be lower than our historical profit margins.

Furthermore, demand for our products, particularly ceramic armor and cam rollers, may not remain at levels sufficient to utilize all of the added capacity. Much of our manufacturing facilities and production equipment, such as our furnaces and hot presses, are special purpose in nature and cannot be adapted easily to make other products. Also, a substantial amount of the boron carbide powder produced by ESK Ceramics is currently used by us and our competitors to make ceramic body armor. If the demand for ceramic body armor declines substantially from current levels, ESK Ceramics may have significant under-utilized capacity for boron carbide powder. Therefore, a substantial decline in demand for our ceramic body armor or cam rollers could result in significant excess manufacturing capacity, which would result in under absorption of overhead expense and reduced profit.

Next generation diesel truck engines being developed by two of our customers are designed to use steel cam rollers instead of our ceramic cam rollers. If our customers are successful in using steel cam rollers instead of our ceramic cam rollers, our sales of ceramic cam rollers will decline unless we can develop new customers for this product line.

Our two largest customers for ceramic cam rollers are developing new diesel truck engines that we expect to be introduced in their diesel trucks starting in 2007 and 2008, respectively. These new diesel truck engines are designed to use steel cam rollers rather than our more expensive ceramic cam rollers. If these customers are successful in substituting steel cam rollers in some or all of the engine components in which our ceramic cam rollers currently are being used, our sales of cam rollers to them will decline. If we are unable to develop new customers for our ceramic cam rollers, then our revenues, profits and cash flow from this product line will decline beginning in 2007.

If we fail to increase our non-defense revenue, and if the demand for ceramic body armor decreases, our revenues, profit and cash flow will be materially and adversely affected.

We currently receive the majority of our revenues and profits from sales of defense-related products, primarily ceramic body armor, to the U.S. government. Because our dependence on defense-related products exposes us to significant risks, part of our business strategy is to continue to increase our non-defense revenue base by identifying new products and markets for our advanced technical ceramics, and by increasing sales to our existing non-defense customers. Our ability to execute this strategy successfully depends, in part, on our ability to increase market acceptance of our advanced technical ceramics as a replacement for materials such as metals, plastics and traditional ceramics. While advanced technical ceramics have certain advantages over other materials, such as the ability to withstand extremely high temperatures and combining hardness with light weight, they are more expensive to produce. As a result, the market for advanced technical ceramic products may be limited to high-end applications where price is not a critical competitive factor, where the characteristics of advanced technical ceramics may justify the higher costs compared to other materials or where other materials are not suitable. Due to these limitations on the market for advanced technical ceramics, the market for our products may not grow as we anticipate and we may not be able to increase our non-defense revenue base. If we are unable to execute this strategy, and if the demand for ceramic body armor decreases, our revenues, profit and cash flow will be materially and adversely affected.

Growth in our operations may strain our resources, and if we fail to successfully manage potential future growth, we could incur higher operating costs and delays in the production of our products, which could result in reduced revenues, profit and cash flow.

The increase in orders for ceramic body armor for military personnel, as well as the introduction of new products, is placing, and will continue to place, a significant strain on our operational, financial and managerial resources and personnel. To effectively manage potential future growth, we must continue to:

•	add manufacturing capacity and personnel;

•	implement and improve our operational, financial and management information systems;

•	develop the management skills of our managers and supervisors;

•	add new management personnel; and

•	train, motivate and manage our employees.

Any failure to effectively manage growth could result in increased operating costs and delays in the development and production of our products. If this occurs, our revenues, profit and cash flow could decline.

We may generate less profit than expected or even lose money on our fixed-price government contracts.

Most of our government contracts, including the $461.0 million maximum value Indefinite Delivery/Indefinite Quantity contract for ceramic body armor awarded to us in August 2004, provide for a predetermined, fixed price for the products we sell regardless of the costs we incur. When making proposals for fixed-price contracts, we must rely on our ability to accurately estimate our costs and ability to manufacture and deliver the products on time and at a reasonable profit. Our actual production costs may, however, exceed forecasts due to unanticipated delays or increased cost of materials, components, labor, capital equipment or other factors. As a result, we may incur losses on fixed price contracts that we had expected to be profitable, or such contracts may be less profitable than we expected, which could have a material adverse effect on our business, financial condition and results of operations.

Our business is subject to various laws and regulations favoring the U.S. government’s contractual position, and our failure to comply with such laws and regulations could harm our operating results and prospects.

As a contractor to the U.S. government, we must comply with laws and regulations relating to the formation, administration and performance of federal government contracts that affect how we do business with our customers and may impose added costs on our business. These rules generally favor the U.S. government’s contractual position. For example, these regulations and laws include provisions that allow unsuccessful bidders to protest or challenge contracts we have been awarded, and allow the government to unilaterally terminate, reduce or modify our government contracts.

The accuracy and appropriateness of certain costs and expenses used to substantiate our direct and indirect costs for the U.S. government under fixed-price contracts are subject to extensive regulation and audit by the Defense Contract Audit Agency, an agency of the U.S. Department of Defense. Responding to governmental audits, inquiries or investigations may involve significant expense and divert management’s attention. Our failure to comply with these or other laws and regulations could result in contract termination, suspension or debarment from contracting with the federal government, civil fines and damages and criminal prosecution and penalties. Any of these consequences could have a material adverse effect on our business, financial condition, results of operations and liquidity.

We currently depend entirely on 3M Unitek for sales of our ceramic orthodontic brackets. If we are unable to maintain our existing level of business with 3M Unitek our revenues, profit and cash flow from this product line will decline.

We sell our ceramic orthodontic brackets exclusively to 3M Unitek under five year supply agreement that we entered into with 3M Unitek on December 2, 2005. This supply agreement replaces our original agreement with 3M Unitek that would have expired in September 2007, under which 3M Unitek was required to purchase all ceramic orthodontic brackets exclusively from us, and we were permitted to sell ceramic orthodontic brackets only 3M Unitek. Under the terms of the new agreement, 3M Unitek will continue to purchase their Clarity and Transcend brand ceramic orthodontic product lines exclusively from us for as long as 3M Unitek continues to sell those products. The new agreement further stipulates that Unitek must purchase from Ceradyne at least 50% of the ceramic orthodontic brackets 3M Unitek requires for next generation designs, which it intends to introduce in 2007. Except under limited circumstances, Ceradyne is not permitted to sell ceramic orthodontic brackets to any customers under the new agreement. As a result of our agreement with 3M Unitek, our revenue from ceramic orthodontic brackets is dependent entirely upon 3M Unitek. 3M Unitek also offers traditional stainless steel orthodontic brackets. We cannot guarantee that 3M Unitek will devote substantial marketing efforts to the sale of our ceramic orthodontic brackets, or that 3M Unitek will not reassess its commitment to our product. If 3M Unitek fails to actively market our ceramic orthodontic brackets or decides to promote a competing product over ours, this could cause the sales of our ceramic orthodontic brackets to decline.

Moreover, the first of our two patents for our ceramic orthodontic brackets, which we jointly own with 3M Unitek, expires in September 2007. Upon expiration of the patent, we may not be able to prevent third parties from manufacturing and selling competitive ceramic orthodontic brackets. Ceramic orthodontic brackets manufactured and sold by third parties may be less expensive than ours and may cause sales of our ceramic orthodontic brackets to decline either as a result of pricing pressure or loss of market share.

In addition, the future success of our ceramic orthodontic brackets depends on our ability to maintain and increase market acceptance for our product compared to other competitive solutions, including traditional stainless steel brackets and newer products such as transparent plastic orthodontic aligners, synthetic sapphire brackets and other ceramic brackets. If 3M Unitek reduces its purchases of ceramic orthodontic brackets from us or if competitive products gain market share, the sales of our ceramic orthodontic brackets may decline, resulting in a decrease in our revenues, profit and cash flow.

Our business is subject to risks associated with doing business outside the United States.

Shipments to customers outside of the United States accounted for approximately 26.1% of our sales in 2005, 20.5.% of our sales in 2004, and 5.4% in 2003. The significant increase in 2004 and 2005 was due primarily to our acquisition of ESK Ceramics in August 2004, whose operations have been consolidated with ours since September 1, 2004. ESK Ceramics’ operations are located in Germany and France. ESK Ceramics’ sales to customers located outside of the United States represented approximately 79.0% of its total sales during the period of September 1 through December 31, 2004, and approximately 64.4% of its total sales during 2005. We anticipate that international shipments will account for a significant portion of our sales for the foreseeable future. Therefore, the following risks associated with international business activities could have material adverse effects on our performance:

•	burdens to comply with multiple and potentially conflicting foreign laws and regulations, including export requirements, tariffs and other barriers, health and safety requirements, and unexpected changes in any of these factors;

•	difficulty in staffing and managing international operations;

•	differences in intellectual property protections;

•	difficulty in obtaining export licenses from the U.S. government for sales of our defense-related products;

•	potentially adverse tax consequences due to overlapping or differing tax structures;

•	fluctuations in currency exchange rates; and

•	risks associated with operating a business in a potentially unstable political climate.

We have traditionally invoiced our sales from the United States to customers in foreign countries in U.S. dollars. Consequently, if the U.S. dollar becomes more expensive relative to the currencies of our foreign customers, the price of our products that we export from the United States to those countries will rise and our sales into those countries may fall. In addition, in the future, we may be required to denominate foreign sales in the local currencies of our customers. In that case, if the U.S. dollar were to become more expensive relative to the currencies of our foreign customers, we would receive fewer U.S. dollars for each unit of foreign currency that we receive when our customers pay us. Therefore, a more expensive U.S. dollar would cause us to incur losses upon the conversion of accounts receivable denominated in foreign currencies. Such losses could harm our results of operations.

Our ESK Ceramics subsidiary invoices approximately 69.4% of its sales in Euros. ESK Ceramics’ sales to customers located in the United States are invoiced in U.S. dollars. If the Euro becomes more expensive relative to the currencies of ESK Ceramics’ customers located outside the European Union, the price of its products sold to customers in those countries will rise and its sales into those countries may fall.

We may make future acquisitions which may be difficult to integrate, divert management resources, result in unanticipated costs, or dilute our stockholders.

Part of our continuing business strategy is to make acquisitions of, or investments in, companies, products or technologies that complement our current products, enhance our market coverage, technical capabilities or production capacity, or offer growth opportunities. Future acquisitions could pose numerous risks to our operations, including:

•	we may have difficulty integrating the purchased operations, technologies or products;

•	we may incur substantial unanticipated integration costs;

•	assimilating the acquired businesses may divert significant management attention and financial resources from our other operations and could disrupt our ongoing business;

•	acquisitions could result in the loss of key employees, particularly those of the acquired operations;

•	we may have difficulty retaining or developing the acquired businesses’ customers;

•	acquisitions could adversely affect our existing business relationships with suppliers and customers;

•	we may fail to realize the potential cost savings or other financial benefits and/or the strategic benefits of the acquisitions; and

•	we may incur liabilities from the acquired businesses for infringement of intellectual property rights or other claims, and we may not be successful in seeking indemnification for such liabilities or claims.

In connection with these acquisitions or investments, we could incur debt, amortization expenses related to intangible assets, large and immediate write-offs, assume liabilities, or issue stock that would dilute our current stockholders’ percentage of ownership. We may not be able to complete acquisitions or integrate the operations, products or personnel gained through any such acquisition without a material adverse effect on our business, financial condition and results of operations.

The cost of electricity is a significant portion of our cost of product sales. An increase in the cost of electricity may cause our profit margins to decline.

Electricity is essential for the production of our products and comprises a significant portion of our cost of product sales. The cost of electricity for our manufacturing operations in the United States and Europe was approximately $4.4 million during 2004, and approximately $8.4 million during 2005. Over the last several years, the cost of electricity has increased, particularly in California where a significant portion of our manufacturing facilities are located. Fluctuations in the cost of electricity affect our ability to accurately forecast future energy costs and consequently our profitability. If the cost of electricity were to increase substantially, our gross profit margins may decline.

We may not be able to adequately safeguard our intellectual property rights and trade secrets from unauthorized use, and we may become subject to claims that we infringe on others’ intellectual property rights.

We rely on a combination of patents, trade secrets, trademarks, and other intellectual property laws, nondisclosure agreements with employees and customers and other protective measures to preserve our proprietary rights to our products and production processes. These measures afford only limited protection and may not preclude competitors from developing products or processes similar or superior to ours. Moreover, the laws of certain foreign countries do not protect intellectual property rights to the same extent as the laws of the United States.

Although we implement protective measures and intend to defend our proprietary rights, these efforts may not be successful. From time to time, we may litigate within the United States or abroad to enforce our issued or licensed patents, to protect our trade secrets and know-how or to determine the enforceability, scope and validity of our proprietary rights and the proprietary rights of others. For example, we are currently involved in two lawsuits in Germany that we initiated to enforce our proprietary rights. Enforcing or defending our proprietary rights could be expensive, requires management’s attention and might not bring us timely or effective relief.

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

Our ability to operate effectively could be impaired if we were to lose the services of our key personnel, or if we are unable to recruit qualified managers and key personnel in the future.

Our success depends on the continued service of our management team and key personnel, including Joel P. Moskowitz, our Chairman and Chief Executive Officer and President; David P. Reed, our Vice President, and President of North American Operations; Jerrold J. Pellizzon, our Chief Financial Officer and Corporate Secretary; and Peter Hartl, the President of our ESK Ceramics subsidiary. Mr. Moskowitz was diagnosed with non-Hodgkin’s lymphoma in October 2004. He completed chemotherapy treatments in January 2005, and his current diagnosis indicates that the non-Hodgkin’s lymphoma is in remission.

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

Competition for qualified managers and key personnel is intense and we may not be able to recruit and retain such personnel. If we are unable to retain our existing managers and employees or hire and integrate new personnel, we may experience operating inefficiencies, production delays and reduced profitability.

Our manufacturing facilities are subject to a number of operational risks, including hazards associated with ceramic manufacturing and natural disasters, any of which could have a material adverse impact on our productivity and results of operations.

Due to the nature of our business, we are exposed to hazards associated with ceramic manufacturing, such as:

•	accidents or mechanical failure;

•	fires or explosions of furnaces; and

•	employee exposure to extreme temperatures or hazardous substances.

In addition, the location of our facilities exposes us to potential earthquakes and other natural disasters. These hazards may cause personal injury, loss of life and damage to property, which could lead to a substantial interruption or suspension of operations, potential loss of customers and sales, government fines and lawsuits by injured persons. Any such consequences could have an adverse effect on the productivity and profitability of a particular manufacturing facility or on us as a whole.

Defects in our products could harm our reputation for quality products, increase our operating expenses, reduce sales of our products and impact cash flow.

Our products have in the past contained, and may in the future contain, errors or defects that may be detected at any point in the life of the products. Such errors could result in delays in shipping and sales during the period required for their correction and additional expense associated with their reworking or replacement. Real or perceived defects in our products may result in product returns, loss of sales, delays in market acceptance, injury to our reputation and increased warranty costs, which could reduce our sales and profit. For example, in March 2002, the U.S. government notified us that several lots of our SAPI lightweight ceramic body armor failed to pass ballistics reverification tests. As a result, we stopped production of our SAPI product, modified the design of our product and resumed shipping approximately four months later. In addition, we agreed to correct or replace at our expense all supplies of our SAPI product sales that did not meet the original contractual requirements.

If we are unable to compete successfully against current and future competitors, our revenues could decline.

Our products compete with advanced technical ceramic products from other companies, as well as with high strength steel alloys and plastic products.

When competing with other advanced technical ceramic products, we believe the principal competitive factors are:

•	manufacturing capacity and the ability to deliver products;

•	price;

•	product performance;

•	material specifications;

•	application engineering capabilities;

•	customer support; and

•	reputation.

When competing with high strength steel alloys and plastic products, we may not be able to compete effectively when price is a primary consideration, because our products are typically more expensive as a result of higher manufacturing costs associated with the production of advanced technical ceramics.

Some of our competitors include Armor Holdings, ArmorWorks, Ceramtec, the Cercom subsidiary of BAE Systems, CoorsTek, Denka, GE Advanced Ceramics, Hitachi, HC Starck, Kyocera’s Industrial Ceramics Group, Morgan, Saint Gobain, Sintec, Spectra-Mat, UK Abrasives and Vesuvius. Many of our current or potential competitors have greater financial, marketing and technical resources than we do. If we fail to compete successfully against our current or future competitors, our revenues, profit and cash flow could decline.

Uninsured losses arising from third party claims brought against us could result in payment of substantial damages, which would decrease our cash reserves and could harm our profit and cash flow.

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

We are subject to extensive government regulation, and our failure or inability to comply with these regulations could subject us to penalties and result in a loss of our government contracts, which could reduce our revenues, profit and cash flow.

We must comply with and are affected by various government regulations that impact our operating costs, profit margins and our internal organization and operation of our business. Furthermore, we have production contracts with governmental entities and are subject to additional rules, regulations and approvals applicable to government contractors. We are also subject to routine audits to assure our compliance with these requirements. Our failure to comply with these regulations, rules and approvals could result in the impositions of penalties and the loss of our government contracts and disqualification as a U.S. government contractor. As a result, our revenues, profit and cash flow could be reduced.

In addition, a number of our employees involved with defense related business are required to obtain security clearances from the U.S. government. Our business may suffer if we or our employees are unable to obtain the security clearances that are required.

Like other companies operating internationally, we are subject to the Foreign Corrupt Practices Act and other laws which prohibit improper payments to foreign governments and their officials by U.S. and other business entities. Violations of the Foreign Corrupt Practices Act may result in severe criminal penalties, which could have a material adverse effect on our business, financial condition, results of operations and liquidity.

If we fail to comply with environmental laws and regulations, we could incur an increase in our operating costs and a decrease in our profit and cash flow.

We are subject to a variety of environmental regulations relating to the use, storage, discharge and disposal of hazardous materials used to manufacture our products. Authorities could impose fines, suspend production, alter our manufacturing processes, or stop our operations if we do not comply with these regulations.

In the past, we produced certain products using beryllium oxide, which is highly toxic in powder form. This powder, if inhaled, can cause chronic beryllium disease in a small percentage of the population. We have been sued in the past by former employees and by employees of one of our customers and by their family members alleging that they had contracted chronic beryllium disease as a result of exposure to beryllium oxide powders used in our products. The last of these claims was settled in 2002, and all of these claims have been dismissed without our incurring material liability. We may not, however, be able to avoid future liability to persons who may allege that they contracted chronic beryllium disease as a result of exposure to the beryllium oxide we used in prior years.

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

Risks Related to our Common Stock

Our stock price has been volatile, and the value of an investment in our common stock may decline.

The market price and trading volume of our common stock has been subject to significant volatility, and this trend may continue. The value of our common stock may decline regardless of our operating performance or prospects. Factors affecting our market price include:

•	initiation of coverage by securities analysts, including analysts of the underwriters in this offering, securities analysts’ buy/sell recommendations and any expressed beliefs of securities analysts regarding our business prospects or estimated trading multiples;

•	our perceived prospects;

•	variations in our operating results and whether we have achieved our key business targets;

•	the limited number of shares of our common stock available for purchase or sale in the public markets;

•	sales or purchases of large blocks of our stock;

•	changes in, or our failure to meet, our earnings estimates;

•	differences between our reported results and those expected by investors and securities analysts;

•	decreases in our trading multiples on an absolute basis or relative to comparable companies;

•	announcements of new contracts by us or our competitors;

•	market reaction to any future acquisitions, joint ventures or strategic investments announced by us or our competitors;

•	developments in the financial markets;

•	market reaction to any adverse publicity or news stories; and

•	general economic, political or stock market conditions.

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

Delaware law may delay or prevent a change in control, and may discourage bids for our common stock at a premium over its market price.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We serve our markets through four operating segments with manufacturing facilities in several locations across the United States and two locations in Europe—Germany and France. Please see the table under the caption “Operating Divisions and Facilities” in Item 1 of this report for a summary of our facilities and products comprising our four operating segments.

ITEM 3. LEGAL PROCEEDINGS

We are involved in legal proceedings incidental to our business from time to time. There are no material actions currently pending.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2005.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Nasdaq Stock Market under the symbol “CRDN.” The following table shows the high and low closing sale prices for our common stock as reported by the Nasdaq Stock Market during the calendar quarters indicated:

	High	Low
Year Ended December 31, 2004
First Quarter	21.13	14.63
Second Quarter	25.59	16.82
Third Quarter	29.27	21.20
Fourth Quarter	38.73	27.78

Year Ended December 31, 2005
First Quarter	37.28	22.28
Second Quarter	24.07	17.99
Third Quarter	37.19	25.16
Fourth Quarter	47.47	35.69

As of February 28, 2006, there were 564 holders of record of our common stock.

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

We did not sell any equity securities during the year ended December 31, 2005 that were not registered under the Securities Act of 1933.

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data as of December 31, 2001, 2002 and 2003 and for the years ended December 31, 2001 and 2002 are derived from our audited consolidated financial statements for those periods, which are not included in this report. The selected consolidated financial data as of December 31, 2004 and 2005 and for the years ended December 31, 2003, 2004 and 2005 are derived from our audited consolidated financial statements which are included in this report beginning on page F-1. The following data is qualified in its entirety by and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and the related notes included elsewhere in this report.

	Year Ended December 31,
	2005(1)	2004(1)	2003	2002	2001
	(amounts in thousands, except per share data)
Statement of Income Data:
Net sales	$368,253	$215,612	$101,473	$61,238	$45,339
Cost of product sales	237,115	146,518	72,124	48,157	32,852

Gross profit	131,138	69,094	29,349	13,081	12,487
Operating expenses:
Selling	20,694	8,266	2,440	2,069	2,036
General and administrative	21,014	14,131	7,799	4,963	4,897
Research and development	7,802	3,341	2,111	2,080	1,083

Total operating expenses	49,510	25,738	12,350	9,112	8,016

Income from operations	81,628	43,356	16,999	3,969	4,471

Other income (expense):
Royalty income	145	146	151	216	165
Interest income	434	476	136	14	186
Miscellaneous, net	275	1,602	34	35	41
Interest expense	(9,252)	(1,661)	(32)	(102)	(26)

Total other income (expense)	(8,398)	563	289	163	366

Income before provision for income taxes	73,230	43,919	17,288	4,132	4,837
Provision for income taxes	26,452	16,346	6,051	1,447	808

Net income	$46,778	$27,573	$11,237	$2,685	$4,029

Net income per share:
Basic	$1.90	$1.14	$0.52	$0.14	$0.21
Diluted	$1.86	$1.12	$0.51	$0.14	$0.21
Weighted average number of common shares outstanding:
Basic	24,635	24,170	21,442	19,094	18,776
Diluted	25,107	24,598	21,900	19,709	19,604

	As of December 31,
	2005(1)	2004(1)	2003	2002	2001
	(amounts in thousands)
Balance Sheet Data:
Cash and cash equivalents	$91,542	$4,521	$11,462	$350	$1,017
Short term investments	7,839	10,041	19,202	—	—
Working capital	211,146	78,389	60,519	24,769	22,897
Total assets	429,506	316,354	104,207	55,294	47,951
Total long-term debt	121,000	109,725	—	2,548	258
Stockholders’ equity	250,520	135,041	86,777	43,088	39,657

(1)	Includes ESK Ceramics, which we acquired on August 23, 2004.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with “Selected Consolidated Financial Data,” and our consolidated financial statements and related notes included elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. We base these statements on assumptions that we consider reasonable. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors discussed in “Note Regarding Forward-Looking Statements,” “Item 1A—Risk Factors,” and elsewhere in report.

Overview

We develop, manufacture and market advanced technical ceramic products, ceramic powders and components for defense, industrial, automotive/diesel and commercial applications. Our products include:

•	lightweight ceramic armor for soldiers and other military applications;

•	ceramic industrial components for erosion and corrosion resistant applications;

•	ceramic powders, including boron carbide, boron nitride, titanium diboride, calcium hexaboride, and zirconium diboride, which are used in manufacturing armor and a broad range of industrial products;

•	evaporation boats for metallization of materials for food packaging and other products;

•	durable, reduced friction, ceramic diesel engine components;

•	functional and frictional coatings primarily for automotive applications;

•	translucent ceramic orthodontic brackets;

•	ceramic-impregnated dispenser cathodes for microwave tubes, lasers and cathode ray tubes;

•	ceramic crucibles for melting silicon in the photovoltaic solar cell manufacturing process; and

•	ceramic missile radomes (nose cones) for the defense industry.

Our customers include the U.S. government, prime government contractors and large industrial, automotive, diesel and commercial manufacturers in both domestic and international markets.

We conduct our operations primarily through four operating segments. The following table includes a summary of our products by applications for our four segments.

Segments	Products

Ceradyne Advanced Ceramic Operations

Costa Mesa, Irvine and San Diego, California

Approximately 212,000 square feet

Lexington, Kentucky

Approximately 115,000 square feet

Wixom, Michigan

Approximately 29,000 square feet

Defense Applications:

•      Lightweight ceramic armor

Industrial Applications:

•      Ceralloy® 147 SRBSN wear parts

•      Precision ceramics

Automotive/Diesel Applications:

•      Ceralloy® 147 SRBSN automotive/diesel engine parts

Commercial Applications:

•      Ceramic orthodontic brackets

•      Components for medical devices

ESK Ceramics Kempten, Germany Approximately 544,000 square feet Bazet, France Approximately 88,000 square feet

Defense Applications:

•      Boron carbide powders for body armor

Industrial Applications:

•      Ceramic powders: boron carbide, boron nitride, titanium diboride, calcium hexaboride and zirconium diboride

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

•      Glass tempering rolls

•      Metallurgical tooling

•      Castable and other fused silica products

•      Crucibles for photovoltaic solar cell applications

The tables below show, for each of our four segments, our revenues from external customers and income before provision for income taxes in the periods indicated.

Segment revenues from external customers (in millions):

	Year Ended December 31,
	2005	2004	2003
Advanced Ceramic Operations	$242.8	$159.8	$80.5
ESK Ceramics	105.8	36.0	—
Semicon Associates	7.5	7.5	6.9
Thermo Materials	12.2	12.3	14.1

	$368.3	$215.6	$101.5

Segment income before provision for taxes (in millions):

	Year Ended December 31,
	2005	2004	2003
Advanced Ceramic Operations	$63.6	$43.9	$16.2
ESK Ceramics	8.9	(0.6)	—
Semicon Associates	0.9	0.5	0.3
Thermo Materials	(0.2)	0.1	0.8

	$73.2	$43.9	$17.3

We categorize our products into four market applications. The table below shows the percentage contribution to our total sales of each market application in the different time periods.

	Year Ended December 31,
	2005	2004	2003
Defense	65.8%	59.2%	64.8%
Industrial	23.2	23.3	20.7
Automotive/Diesel	8.3	11.3	5.1
Commercial	2.7	6.2	9.4

Total	100.0%	100.0%	100.0%

The principal factors contributing to our recent growth in sales are increased demand by the U.S. military for ceramic body armor that protects soldiers and our acquisition of ESK Ceramics in August 2004. The operations of ESK Ceramics have been consolidated with ours since September 1, 2004. After eliminating inter-company sales, ESK Ceramics contributed $36.0 million to our net sales during 2004 and $105.8 million during 2005.

Recent military conflicts in Iraq and Afghanistan, as well as an increasingly unstable geopolitical climate and the heightened risk of international conflicts, have resulted in increased orders for our ceramic body armor in each year since 2001. We were awarded an Indefinite Delivery/Indefinite Quantity contract by the U.S. Army in August 2004 with a maximum value of $461.0 million. Through February 2006, seven delivery orders totaling approximately $334.8 million have been issued to us under this contract. We have also received a number of other orders for ceramic body armor, not covered by the Indefinite Delivery/Indefinite Quantity contract, from the Army and other branches of the U.S. military. Based on our current backlog for ceramic body armor, we expect our shipments of ceramic body armor to be higher in fiscal year 2006 than in 2005. However, unless we receive additional orders under existing contracts or are successful in obtaining new contracts for ceramic body armor, our shipments of ceramic body armor will decline materially in 2007 from levels we expect to achieve in 2006. Moreover, government contracts typically may be cancelled by the government at any time without penalty. For the next several quarters, and perhaps longer, demand for ceramic body armor is likely to be the most significant factor affecting our sales.

Although we believe that demand for ceramic body armor will continue for many years, the quantity and timing of government orders depends on a number of factors outside of our control, such as the amount of U.S. defense budget appropriations and the level of international conflicts. Moreover, ceramic armor contracts generally are awarded in an open competitive bidding process. Therefore, our future level of sales of ceramic body armor will depend on our ability to successfully compete for and retain this business.

During the quarter ended March 31, 2005, the U.S. military directed us to modify the specifications of the lightweight ceramic body armor that we had been manufacturing, from the version commonly referred to as SAPI (small arms protective insert), to a revised requirement commonly referred to as ESAPI (enhanced small arms protective insert). The revised requirement is more difficult to manufacture than the SAPI version. We have developed five new designs to meet the revised requirement, all of which have been approved by the government, and we intend to continue to develop additional, improved armor designs. During the third and fourth quarters of 2005, nearly all of the body armor we shipped consisted of our new designs that meet the revised requirement.

Our ESK Ceramics subsidiary produces boron carbide powder, which serves as a starter ceramic powder in the manufacture of our lightweight ceramic body armor. Owning this source of our principal raw material, together with the recent and ongoing expansion of our manufacturing capacity for ceramic armor at our new Lexington, Kentucky plant and in our Irvine, California facility, should allow us to fulfill current and anticipated demand for our ceramic body armor.

Our order backlog was $199.9 million as of December 31, 2004, and $276.4 million as of December 31, 2005. Orders for ceramic armor represented approximately $131.3 million, or 65.7% of the total backlog as of December 31, 2004, and approximately $209.9 million, or 75.9% of the total backlog as of December 31, 2005. We expect that substantially all of our order backlog as of December 31, 2005 will be shipped during 2006.

Our sales to customers located outside of the United States have varied in recent years, representing $96.1 million, or 26.1% of net sales in 2005, $44.3 million, or 21.0% during 2004 and $5.5 million, or 5.4% in 2003. As a result of our acquisition of ESK Ceramics in August 2004, our sales to customers located outside of the United States as a percentage of total sales increased substantially. ESK Ceramics’ sales to customers located outside of the United States in the last four months of 2004 during which its operations were consolidated with ours, were $28.5 million, or 64.3% of the total $44.3 million 2004 foreign sales, and $79.3 million during 2005, or 82.5% of the total $96.1 million foreign sales during 2005. We plan to increase our sales efforts in foreign countries, and our acquisition of ESK Ceramics will help us achieve this goal. We currently have sales offices in Germany, China, and England as well as commissioned independent sales representatives in other parts of Europe and Asia. Of our sales to customers located outside the United States, 30.2% were denominated in U.S. dollars during 2005.

Net Sales. Our net sales consist primarily of revenues from the sale of products, which we recognize when the product is shipped to the customer.

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

The cost of electricity comprises a significant portion of our cost of product sales. In 2004, we began expanding our high-energy utilization silicon nitride manufacturing operations at our new facility in Lexington, Kentucky, where costs, particularly for electricity and occupancy, are lower than in California. We have increased our manufacturing capacity for the production of body armor plates by adding two hot press lines at this new facility, and currently are in the process of installing one additional hot press line. We chose this facility for the location of the hot press expansion for the same reasons: lower cost of electricity and occupancy. The cost of electricity for our manufacturing operations in the United States and Europe was approximately $8.4 million, or 3.6% as a percentage of cost of product sales in 2005, approximately $4.4 million, or 3.0% as a percentage of cost of product sales in 2004, and approximately $3.0 million, or 4.2% as a percentage of cost of product sales in 2003.

Selling Expenses. Our selling expenses consist primarily of salaries and benefits for direct sales and marketing employees, commissions for direct sales employees and for independent sales representatives, trade show expenses, rent for our sales offices, product literature, and travel and entertainment expenses.

General and Administrative Expenses. Our general and administrative expenses consist primarily of employee salaries and benefits, employee bonuses, which are computed quarterly and accrued in the quarter earned, professional service fees, rent for facilities and expenses for information technology.

Research and Development Expenses. Our research and development expenses consist primarily of employee salaries and benefits, materials and supplies related to ongoing application engineering in response to customer requirements, and the research and development of new materials technology and products. These costs are expensed as incurred.

Results of Operations

The following table sets forth certain income and expense items from our financial statements for the years ended December 31, 2005, 2004 and 2003, expressed as a percentage of net sales.

	Year Ended December 31,
	2005	2004	2003
Net sales	100.0%	100.0%	100.0%
Cost of product sales	64.4	68.0	71.1

Gross profit	35.6	32.0	28.9

Operating expenses:
Selling	5.6	3.8	2.4
General and administration	5.7	6.6	7.7
Research and development	2.1	1.5	2.1
Income from operations	22.2	20.1	16.7
Other income (expense)	(2.3)	0.3	0.3

Income before provision for income taxes	19.9	20.4	17.0

Net income	12.7%	12.8%	11.1%

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Net Sales. Our net sales for the year ended December 31, 2005 were $368.3 million, an increase of $152.7 million, or 70.8%, from $215.6 million in the corresponding prior year period.

Our Advanced Ceramic Operations division had net sales for the year ended December 31, 2005 of $242.8 million, an increase of $83.0 million, or 52.0% from the $159.8 million in the prior year. The primary reason for this improvement was the shipment of $207.1 million of ceramic body and other armor components for defense customers, an increase of $80.0 million, or 62.9% from the $127.1 million of net sales in the prior year. This increase in net sales of armor was due to an increase in demand for lightweight body armor for military personnel, caused in part by the U.S. Army’s change from SAPI to E-SAPI armor plates. Net sales for our automotive/diesel component product line, including cam rollers, were $16.0 million, an increase of $4.3 million, or 36.7%, from the $11.7 million in the prior year. The primary reason for this increase is that our customers are producing more heavy-duty diesel truck engines. However, we are aware that some of our customers are designing new engines that do not include our cam rollers and, as a result, our sales of cam rollers may decline when these engines are introduced starting in 2007. Net sales of our orthodontic brackets product line were $9.8 million, which was unchanged from the prior year.

Our ESK Ceramics subsidiary had net sales for the year ended December 31, 2005 of $105.8 million. We completed the acquisition of ESK Ceramics on August 23, 2004 and began to consolidate its operations with ours as of September 1, 2004. ESK Ceramics contributed $36.0 million to our net sales for the year ended December 31, 2004.

Our Semicon Associates division had net sales for the year ended December 31, 2005 of $7.4 million, a decrease of $0.1 million or 0.9%, from the $7.5 million in the prior year, also reflecting lower shipments of microwave and laser cathodes.

Our Thermo Materials division had net sales for the year ended December 31, 2005 of $12.2 million, a decrease of $0.1 million, or 1.0%, from the $12.3 million in the prior year. This decrease was due to several factors. Defense revenues decreased $1.4 million, and sales of fused silica rollers decreased $1.5 million, which were offset by an increase of $1.5 million of crucibles sales, and an aggregate increase of $1.3 million from sales of other product lines. The decrease in sales of fused silica rollers was caused by severe price competition from Chinese manufacturers who continued to reduce prices resulting in decreasing sales prices for our fused silica roller products.

Gross Profit. Our gross profit was $131.1 million for the year ended December 31, 2005, an increase of $62.0 million, or 89.8%, from $69.1 million in the prior year. As a percentage of net sales, gross profit was 35.6% for the year ended December 31, 2005, compared to 32.0% for the prior year. The increase in gross profit as a percentage of net sales in the year ended December 31, 2005 was the result of increased sales, particularly in sales of body armor, improved sales mix, higher operating leverage and a reduction in the cost of boron carbide, a key raw material used in the production of body armor, resulting from the acquisition of ESK Ceramics.

Our Advanced Ceramic Operations division posted gross profit of $91.3 million for the year ended December 31, 2005, an increase of $34.5 million, or 60.7%, from $56.8 million in the prior year. As a percentage of net sales, gross profit was 37.6% for the year ended December 31, 2005, compared to 35.5% for the corresponding prior year period. The reasons for the increase in gross profit and gross profit as a percentage of net sales were consistent with those reasons described in the preceding paragraph for the year ended December 31, 2005.

Our ESK Ceramics subsidiary had a gross profit of $36.3 million, equal to 34.3% of net sales, for the year ended December 31, 2005. For comparative purposes, gross profit as a percentage of net sales was 24.7% for the year ended December 31, 2004. The increase in gross profit as a percentage of net sales in the year ended December 31, 2005 was the result of increased sales, particularly in sales of boron carbide, improved sales mix and higher operating leverage. Additionally, included in ESK Ceramics’ gross profit in the year ended December 31, 2004, are $3.0 million of pre-tax expenses related to the amortization of the backlog and expensing the step up of the inventory from the application of purchase accounting in connection with the acquisition.

Our Semicon Associates division had gross profit of $1.8 million for the year ended December 31, 2005, an increase of $0.4 million, or 22.1% from $1.4 million in the prior year. As a percentage of net sales, gross profit was 23.6% for the year ended December 31, 2005, compared to 19.2% for the prior year. The increase in gross profit as a percentage of net sales in the year ended December 31, 2005 was the result of increased productivity and reduced costs in the production of microwave cathodes and magnets.

Our Thermo Materials division had gross profit of $1.8 million for the year ended December 31, 2005, a decrease of $0.2 million or 9.3%, compared to $2.0 million in the prior year. As a percentage of net sales, gross profit was 15.0% for the year ended December 31, 2005, compared to 16.3% for the prior year. This decrease was due in part to a $0.7 million decline in gross profit in our fused silica roller product line caused by severe price competition from Chinese manufacturers.

Selling Expenses. Our selling expenses were $20.7 million for the year ended December 31, 2005, an increase of $12.4 million, or 150.4%, from $8.3 million in the prior year. Selling expenses, as a percentage of net sales, increased from 3.8% for the year ended December 31, 2004 to 5.6% of net sales for the year ended December 30, 2005. ESK Ceramics contributed $11.2 million, or 89.8% of the $12.4 million increase. ESK Ceramics’ selling expenses currently are, and we expect them to continue to be, higher as a percentage of net sales than the other three divisions because ESK Ceramics sells in more foreign countries and has more customers.

General and Administrative Expenses. Our general and administrative expenses for the year ended December 31, 2005 were $21.0 million, an increase of $6.9 million, or 48.7%, from $14.1 million in the year ended December 31, 2004. General and administrative expenses, as a percentage of net sales, decreased from 6.5% for the year ended December 31, 2004 to 5.7% of net sales for the year ended December 31, 2005. For the year ended December 31, 2005, ESK Ceramics contributed $2.7 million, or 39.4% of the increase. Increases in the number of employees and related personnel expenses primarily accounted for the remaining rise in general and administrative expenses.

Research and Development Expenses. Our research and development expenses for the year ended December 31, 2005 were $7.8 million, an increase of $4.5 million, or 133.5%, from $3.3 million in the prior year. Research and development expenses, as a percentage of net sales, increased from 1.5% for the year ended December 31, 2004 to 2.1% of net sales for the year ended December 31, 2005. ESK Ceramics contributed $1.8 million, or 40.3%, of the increase in research and development expenses. For the year ended December 31, 2005, expenses for the development of new armor designs contributed to a portion of the increase.

Other Income (Expense). Our net other expenses for the year ended December 31, 2005 was $8.4 million, compared to net other income of $0.6 million in the prior year. The primary reason for the change was an increase in our interest expense, which was $9.3 million in the year ended December 31, 2005, compared to $1.7 million in the prior year. Included in interest expense for the year ended December 31, 2005 was approximately $2.6 million for the write-off of unamortized debt issuance costs as we terminated our credit facility in December 2005. The increase in interest expense was also due to higher borrowing levels for the year ended December 31, 2005 compared to the prior year. We incurred debt to acquire ESK Ceramics in August 2004. The change in other income (expense) was also due to gains on currency transactions of $1.2 million recognized in the year ended December 31, 2004 compared to gains from currency transactions of $0.3 million in the year ended December 31, 2005.

Income before Provision for Income Taxes. Our income before provision for income taxes for the year ended December 31, 2005 was $73.2 million, an increase of $29.3 million, or 66.7%, from the $43.9 million in the prior year.

Our Advanced Ceramic Operations division’s income before provision for income taxes for the year ended December 31, 2005 was $63.7 million, an increase of $19.8 million, or 45.0%, from $43.9 million in the prior year. The increase in income before provision for income taxes for the year ended December 31, 2005 was a result of higher sales of armor offset in part by higher general and administrative expenses to support these sales levels.

Our ESK Ceramics subsidiary’s income before provision for income taxes for the year ended December 31, 2005 was $8.9 million after including interest expense of $5.8 million and gains from currency transactions of $1.1 million. ESK Ceramics was included in our consolidated financial results as of September 1, 2004 for the year ended December 31, 2004.

Our Semicon Associates division’s income before provision for income taxes for the year ended December 31, 2005 was $894,000, an increase of $361,000, or 67.7%, from $533,000 in the prior year. The increase in income before provision for income taxes for the year ended December 31, 2005 was a result of increased gross margins of $437,000 in our microwave cathodes business line offset by a net reduction in gross margins of the remaining product lines.

Our Thermo Materials division’s loss before provision for income taxes for the year ended December 31, 2005 was $209,000, a decrease of $290,000 from $81,000 of income before provision for income taxes in the prior year. The loss for the year ended December 31, 2005 was primarily due to reduced amounts of sales and gross margin of fused silica rolls and defense products.

Income Taxes. Our provision for income taxes for the year ended December 31, 2005 was $26.5 million, an increase of $10.2 million, or 61.8%, from the $16.3 million in the prior year. The effective income tax rate for the year ended December 31, 2005 was 36.1% compared to 37.2% in the corresponding prior year period. The reduction in the effective tax rate was the result of higher research and development credits and higher extra territorial income exclusions.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Net Sales. Our net sales for the year ended December 31, 2004 were $215.6 million, an increase of $114.1 million, or 112.4% from $101.5 million of net sales in the prior year.

Our Advanced Ceramic Operations division had net sales of $159.8 million for the year ended December 31, 2004, an increase of $79.3 million, or 98.5% from $80.5 million of net sales in the prior year. The increase in net sales was mainly due to a $69.0 million or 117.8% increase in ceramic armor shipments for defense customers because of an increase in demand for body armor, a $6.7 million or 133.8% increase in shipments of automotive parts as more diesel cam roller parts were included in diesel truck engines, a $1.2 million or 28.1% increase in industrial wear parts, a $1.8 million or 361.4% increase in shipments to the medical industry, and a $0.7 million or 8.2% increase in shipments of ceramic orthodontic brackets. Of the $1.8 million shipped to the medical industry, $1.0 million was contributed by the business we acquired from Quest Technology in May 2004. Sales increases were offset by decreases in other product lines, mainly a $100,000 or 8.0% decrease in net sales of machined products and a $200,000 or 21.7% decrease in research grants.

We acquired our ESK Ceramics subsidiary on August 23, 2004, and began to consolidate and report their operations with ours as of September 1, 2004. For the four months period ended December 31, 2004 during which their operations were consolidated with ours, ESK Ceramics contributed $36.0 million to our consolidated net sales.

Our Semicon Associates division had net sales of $7.5 million for the year ended December 31, 2004, an increase of $0.6 million, or 8.7%, from $6.9 million of sales in the prior year. This increase was mainly due to an increase in customers’ demand for dispenser cathodes, which are used in microwave tubes for radar and satellite communications.

Our Thermo Materials division had net sales of $12.3 million for the year ended December 31, 2004, a decrease of $1.8 million, or 12.8%, from $14.1 million of net sales in the prior year. The decline in sales was attributable to a decrease of $4.0 million or 66.3% due to the completion of the PAC-3 defense facilities in 2003 that did not re-occur in 2004 and a decline of $0.5 million or 13.0% in the sales of fused silica rollers because of reduced shipments to China and reduced unit prices due to more competitive pricing. Sales decreases were offset by an increase of $1.8 million or 145.9% in shipments of ceramic crucibles used in the manufacture of photovoltaic solar energy cells and an increase of $0.8 million or 58.1% increase in sales of ceramic radomes used on the PAC-3 and Arrow missiles.

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

Our ESK Ceramics subsidiary had gross profit of $8.9 million, or 24.7% of net sales, for the four months of 2004, during which their operations were consolidated with ours. Included in ESK Ceramics’ gross profit are $3.0 million of pre-tax expenses related to the amortization of backlog and the step up of inventory resulting from the application of purchase accounting in connection with the acquisition. These non-recurring expenses reduced gross profit in 2004 by 8.3% of net sales.

Our Semicon Associates division had gross profit for the year ended December 31, 2004 of $1.4 million, an increase of $0.3 million, or 27.3%, from $1.1 million in the prior year. Gross profit for Semicon Associates for the year ended December 31, 2004 was 19.2% of net sales, as compared to 16.7% of net sales in the prior year. The increase in gross profit as a percentage of net sales was caused by an improvement in gross margins for our cathodes for microwave tubes and a reduction in losses incurred in our magnet products, resulting in higher overall gross profit levels.

Our Thermo Materials division had gross profit of $2.0 million for the year ended December 31, 2004, a decrease of $0.8 million, or 28.6%, from $2.8 million in the prior year. Gross profit for Thermo Materials for the year ended December 31, 2004 was 16.3% of net sales, as compared to 19.6% of net sales in the prior year. The decrease was due to a reduction in the amount of sales causing a lower absorption of fixed costs, a change in the mix of products sold and a reduction in gross margins for crucibles and castables due to lower production yields and higher scrap rates.

Selling Expenses. Our selling expenses were $8.3 million for the year ended December 31, 2004, an increase of $5.9 million or 245.8%, from $2.4 million in the prior year. Of the increase, $4.8 million was due to the acquisition of ESK Ceramics, as we included their financial results beginning September 1, 2004. The balance of the increase, $1.1 million, was due to salary, bonuses, personnel increases and additional commissions and travel. Selling expenses, as a percentage of net sales, increased from 2.4% for the year ended December 31, 2003 to 3.8% of net sales for the year ended December 31, 2004 due to the inclusion of ESK Ceramics’ sales expenses since September 1, 2004. Selling expenses were $3.4 million or 1.9% as a percentage of net sales for our divisions other than ESK Ceramics.

General and Administrative Expenses. Our general and administrative expenses were $14.1 million for the year ended December 31, 2004, an increase of $6.3 million, or 80.8%, from $7.8 million in the prior year. Of the increase, $1.3 million was due to the acquisition of ESK Ceramics, which was included in our results beginning September 1, 2004. The balance of the increase, $5.0 million, was due to increases in salaries, bonuses and personnel and $1.1 million for Sarbanes-Oxley compliance. General and administrative expenses, as a percentage of net sales, decreased from 7.7% for the year ended December 31, 2003 to 6.5% for the year ended December 31, 2004 due to the higher levels of net sales in 2004 when compared to 2003.

Research and Development Expenses. Our research and development expenses were $3.3 million for the year ended December 31, 2004, an increase of $1.2 million, or 57.1%, from $2.1 million in the prior year. Of the increase, $1.0 million was due to the acquisition of ESK Ceramics, which was included in our results beginning September 1, 2004. Research and development expenses, as a percentage of net sales, decreased from 2.1% for the year ended December 31, 2003 to 1.5% for the year ended December 31, 2004 due to the higher levels of net sales in 2004 when compared to 2003. In both years, the expenses relate to wages for engineering, technicians and production personnel, materials, outside services, small tools and travel.

Other Income (Expense). Our other income was $0.6 million for the year ended December 31, 2004, compared to $289,000 in the prior year. Part of the increase in other income was a gain of $1.2 million on foreign currency transactions. Other income also includes royalty income, which decreased by $5,000 from the prior year due to lower sales of orthodontic brackets by licensees, $100,000 in proceeds from a class action lawsuit award and interest income which increased by $340,000 due to larger cash balances in the year ended December 31, 2004 compared to the year ended December 31, 2003. The balance of the increase, $300,000, was attributable to an increase in miscellaneous income as a result of a royalty audit on the sale of orthodontic brackets. Interest expense was $1.7 million for the year ended December 31, 2004, an increase of $1.7 million, compared to $32,000 in the prior year. The increase in interest expense was due to higher levels of debt incurred to acquire ESK Ceramics in August 2004.

Income before Provision for Income Taxes. Our consolidated income before provision for income taxes for the year ended December 31, 2004 was $43.9 million, an increase of $26.6 million, or 154.0%, from $17.3 million in the prior year. As a percentage of net sales, consolidated income before provision for income taxes was 20.4% for the year ended December 31, 2004 as compared to 17.0% of net sales in the prior year.

Our Advanced Ceramic Operations division had segment income before provision for income taxes for the year ended December 31, 2004 of $43.9 million, an increase of $27.7 million, or 171.0%, from $16.2 million in the prior year. Segment income before provision for income taxes for Advanced Ceramic Operations in 2004 was 27.5% of net sales, as compared to 20.1% of net sales in the prior year.

Our ESK Ceramics subsidiary had segment loss before taxes of $0.6 million, or -1.7% of net sales, for the four months of 2004 during which their operations were consolidated with ours. Included in segment loss before taxes is other expense of $2.4 million, which includes interest expense of $1.7 million and losses on currency transactions of $0.7 million. Also included in ESK Ceramics’ segment loss before taxes are $3.0 million of pre-tax expenses related to the amortization of backlog and the step up of inventory resulting from the application of purchase accounting in connection with the acquisition. These non-recurring expenses had a negative impact on segment loss before income taxes in an amount equal to 8.3% of net sales.

Our Semicon Associates division had segment income before provision for income taxes for the year ended December 31, 2004 of $533,000, an increase of $212,000, or 66.0%, from $321,000 in the prior year. Segment income before provision for income taxes for Semicon Associates for the year end December 31, 2004 was 7.1% of net sales, as compared to 4.7% of net sales in the prior year.

Our Thermo Materials division had segment income before provision for income taxes of $81,000 for the year end December 31, 2004, a decrease of $0.7 million, or 89.9%, from $0.8 million in the prior year. Segment income before provision for income taxes for Thermo Materials for the year ended December 31, 2004 was 0.7% of net sales, as compared to 5.4% of net sales in the prior year.

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

Liquidity and Capital Resources

We generally have met our operating and capital requirements with cash flow from operating activities, borrowings under our credit facility, and proceeds from the sale of shares of our common stock.

Our net cash position increased by $87.0 million during the year ended December 31, 2005, compared to a $6.9 million decrease during the year ended December 31, 2004. For the year ended December 31, 2005, cash flow provided by operating activities amounted to $21.1 million. The primary factors contributing to cash flow from operating activities in the year ended December 31, 2005, were net income of $46.8 million, depreciation and amortization of $15.2 million, a $1.6 million reduction of income taxes payable due to the exercise of stock options, and increased levels of accrued expenses, income tax payable, and other liabilities that added an aggregate of $7.0 million. These contributions were offset in part by an increase in accounts receivable of $10.6 million due to higher amounts of sales over the previous year, a decrease in accounts payable of $6.7 million due to our decision to take cash discounts and shorten the days outstanding, increased levels of inventories, production tooling, prepaid expenses and other assets that totaled $29.6 million. The increase in inventory and tooling were due to the increase in sales and production to support the growth of the Advanced Ceramic Operations segment.

During the year ended December 31, 2005, we used $21.7 million of our cash for investing activities, including $20.2 million for capital expenditures and $3.7 million in additional acquisition costs related to ESK Ceramics, partially offset by the liquidation of short term investments totaling $2.2 million. A majority of our capital expenditures was for equipment to add armor manufacturing capacity primarily at our Lexington, Kentucky hot press facility and improve productivity.

Financing activities during the year ended December 31, 2005 provided net cash of $89.2 million. As described in more detail below, our primary source of cash was proceeds from the concurrent public offerings in December 2005 of shares of our common stock and senior subordinated convertible notes. We received net proceeds of $84.6 million from the common stock offering, and aggregate proceeds of $121.0 million from the senior subordinated convertible note offering. We used a portion of these proceeds to repay the balance of $109.7 million under our term loan and $9.5 million owed under our line of credit. During 2005 we also received cash proceeds of $1.8 million relating to the issuance of common stock under our stock plans, and cash proceeds of $1.1 million from the issuance of common stock due to the exercise of options. The effect of exchange rates on cash and equivalents due to our investment in ESK Ceramics was a negative $1.6 million.

Our net cash position decreased by $6.9 million during the year ended December 31, 2004, compared to an increase of $11.1 million during the year ended December 31, 2003. For the year ended December 31, 2004, cash flow provided by operating activities amounted to $32.8 million. The primary factors contributing to cash flow from operating activities were net income of $27.6 million, depreciation and amortization of $7.0 million, a $3.1 million reduction of income taxes payable due to the exercise of stock options, and increased levels of accounts payable, accrued expenses and income tax payable that added an aggregate of $16.8 million. These contributions were offset in part by increases in accounts receivable of $14.4 million due to higher amounts of sales over the previous year, and increased levels of inventories, production tooling, prepaid expenses and other assets that totaled $9.7 million.

Cash used in investing activities of $158.8 million during 2004 was for acquisitions of businesses, net of cash acquired of $141.3 million, capital expenditures of $26.6 million, offset by redemptions of $9.1 million of marketable securities. A majority of our capital expenditures were for equipment to gain additional capacity and improve operations. Also included in the total capital expenditures was $4.2 million used to install a new hot press line and furnaces for the production of ceramic armor plates in Lexington, Kentucky that was partially complete at December 31, 2004. Also included in total capital expenditures was $3.9 million used to expand and improve our hot press line and furnaces in Costa Mesa, California and $6.4 million to install new machinery, equipment and furnaces in Lexington, Kentucky.

Financing activities during 2004 provided cash of $118.4 million, generated primarily from the net proceeds of $119.4 million borrowed from our $160.0 million credit facility. As described below, the credit facility was retired in December 2005.

On August 18, 2004, we established a $160.0 million credit facility with Wachovia Bank, National Association, and a syndicate of banks and other institutional lenders. The credit facility provided a term loan in the amount of $110.0 million and a revolving line of credit in the amount of $50.0 million. All the proceeds from the term loan were borrowed on August 18, 2004 and were used to partially fund our acquisition of ESK Ceramics. The balance of the purchase price and transaction costs were paid with a portion of our existing cash. This credit facility was retired in December 2005 with a portion of the proceeds from our concurrent offerings of shares of common stock and senior subordinated convertible notes and resulted in the write-off of $2.6 million of debt issuance costs. In December 2005, we established a new unsecured $10.0 million line of credit. As of December 31, 2005, there were no outstanding amounts on the line of credit. However, the available borrowings on line of credit at December 31, 2005 have been reduced by an outstanding letter of credit in the amount of $2.3 million. The interest rate on the credit line is based on the LIBOR rate for a period of one month, plus a margin of one percent, which equaled 5.4% as of December 31, 2005.

During December 2005, we completed a public offering of 2,070,000 shares of our common stock at a price to the public of $43.31 per share. We received net proceeds of approximately $84.6 million from this offering after deducting offering expenses and underwriting discounts of $5.0 million. Concurrent with our common stock offering, we issued $121.0 million principal amount of 2.875% senior subordinated convertible notes due December 15, 2035. We received net proceeds of approximately $116.8 million from the notes offering after deducting offering expenses and underwriting discounts of $4.2 million.

Interest on the notes is payable on December 15 and June 15 of each year, commencing on June 15, 2006. The notes are convertible into 17.1032 shares of our common stock for each $1,000 principal amount of the notes (which represents a conversion price of approximately $58.47 per share), subject to adjustment. The notes are convertible only under certain circumstances, including if the price of our common stock reaches, or the trading price of the notes falls below, specified thresholds, if the notes are called for redemption, if specified corporate transactions or fundamental change occur, or during the 10 trading days prior to maturity of the notes. We may redeem the notes at any time after December 20, 2010, for a price equal to 100% of the principal amount plus accrued and unpaid interest, including contingent interest (as described below), if any, up to but excluding the redemption date.

With respect to each $1,000 principal amount of the notes surrendered for conversion, we will deliver the conversion value to holders as follows: (1) an amount in cash equal to the lesser of (a) the aggregate conversion value of the notes to be converted and (b) $1,000, and (2) if the aggregate conversion value of the notes to be converted is greater than $1,000, an amount in shares or cash equal to such aggregate conversion value in excess of $1,000,

The notes contain put options, which may require us to repurchase in cash all or a portion of the notes on December 15, 2012, December 15, 2015, December 15, 2020, December 15, 2025, and December 15, 2030 at a repurchase price equal to 100% of the principal amount of the notes to be repurchased plus accrued and unpaid interest, including contingent interest (as described below), if any, to but excluding the repurchase date.

We are obligated to pay contingent interest to the holders of the notes during any six-month period from June 15 to December 14 and from December 15 to June 14, commencing with the six-month period beginning December 20, 2010 and ending on June 14, 2011, if the average trading price of the note for the five trading day period ending on the third trading day immediately preceding the first day of the relevant contingent interest period equals $1,200 (120% of the principal amount of a note) or more. The amount of contingent interest payable per note for any relevant contingent interest period shall equal 0.25% per annum of the average trading price of a note for the five trading day period ending on the third trading day immediately preceding the first day of the relevant contingent interest period.

On December 19, 2005, we repaid the existing balance of our term loan of $108.9 million and $9.8 million of our line of credit, and approximately $0.1 million of accrued interest, using a portion of the net proceeds from our concurrent sale of senior subordinated convertible notes and common stock. As a result of the early repayment of the term loan, we wrote off the remaining unamortized debt issuance costs of approximately $2.6 million in the fourth quarter of 2005.

Our cash, cash equivalents and short-term investments totaled $99.4 million at December 31, 2005, compared to $14.6 million at December 31, 2004. At December 31, 2005, we had working capital of $211.4 million, compared to $78.4 million at December 31, 2004. Our cash position includes amounts denominated in foreign currencies. We believe that our current cash and cash equivalents on hand and cash available from the sale of short-term investments will be sufficient to finance our anticipated capital and operating requirements for at least the next 12 months. Our anticipated capital requirements primarily relate to the expansion of our manufacturing facilities in both the United States and Germany. We also may utilize cash, and, to the extent necessary, borrowings from time to time to acquire other businesses, technologies or product lines that complement our current products, enhance our market coverage, technical capabilities or production capacity, or offer growth opportunities, although we have no present commitments or agreements to do so.

Our material contractual obligations and commitments as of December 31, 2005 are as follows (amounts in thousand):

	Payments Due by Period
	Total	Less than 1 Year	2-3 Years	4-5 Years	After 5 Years
Debt, principal amount	$121,000	$—	$—	$—	$121,000
Capital lease obligations	20	16	4	—	—
Non-cancelable leases	10,292	2,093	3,887	2,936	1,396
Pension benefits	6,515	234	576	905	4,800
IT services	485	485	—	—	—
Cash commitments for interest expense	104,532	3,647	6,958	6,958	86,969

Total contractual obligations	$242,844	$6,455	$11,425	$10,799	$214,165

Off-Balance Sheet Arrangements

The only off-balance sheet arrangement is the conversion feature of our 2.875% convertible senior subordinated notes discussed above.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations, as well as disclosures included elsewhere in this report are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. Preparing these consolidated financial statements requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingencies. We believe that the critical accounting policies that most impact the consolidated financial statements are as described below. A summary of our significant accounting policies is included in Note 1 to our consolidated financial statements which begin on page F-1 of this report.

In applying these policies, estimates and judgments affect the amounts at which accounts receivable and inventory and certain liabilities are recorded and the useful lives of property and equipment. We apply our accounting policies on a consistent basis. As circumstances change, they are considered in our estimates and judgments. Future changes in circumstances could result in changes in amounts at which assets and liabilities are recorded. Future changes could also affect the estimated useful levels of property and equipment, which could result in changes in depreciation expense, write-offs or write-downs of such assets.

Sales Recognition. Sales are recorded when all of the following have occurred: an agreement of sale exists, product delivery and acceptance has occurred or services have been rendered, and collection is reasonably assured. Management is required to make judgments about whether or not collectibility is reasonably assured. We reduce revenue with reserves for estimated price concessions and sales returns. Allowances, which are recorded at the time revenue is recognized, in accordance with SFAS No. 48, “Revenue Recognition When Right of Return Exists,” are based upon historical price concessions and sales returns. We do not record a warranty reserve on the sale of our products. For our largest product line, body armor, all of which is sold to the U.S. government, each lot of body armor is tested at an independent laboratory and the lot cannot be released for shipment to the U.S. government until positive test results are received by both the U.S. government and us. For our non-body armor sales, we have experienced minimal claims from these types of sales. Additionally, due to the inherent nature, strength, durability and structural properties of ceramics, as well as a rigid quality control program that includes, for some of our customers, having the customer accept quality test results prior to shipment, we do not believe a warranty reserve is necessary.

Accounts Receivable. We review our trade accounts receivables and our estimates of the allowance for doubtful accounts each period. The allowance for doubtful accounts is determined by analyzing specific customer accounts and assessing the risk of uncollectibility based on insolvency, disputes or other collection issues. In addition, we routinely analyze the different aging categories and establish allowances based on the length of time receivables are past due (based on contractual terms). A write-off will occur if the settlement of the account receivable is less than the carrying amount or we ultimately determine the balance will not be collected. The amounts we will ultimately realize could differ materially from the amounts assumed in arriving at the allowance for doubtful accounts in the financial statements included in this report beginning on page F-1.

Inventories. Inventories are valued at the lower of cost (first-in, first-out) or market. The write-down of inventory for obsolete items is based on our estimate of the amount considered obsolete based on specific reviews of inventory items. In estimating the allowance, we rely on our knowledge of the industry as well as our current inventory levels. The amounts we will ultimately realize could differ from the estimated amounts. Inventory costs include the cost of material, labor and manufacturing overhead.

Accounting for Long-Lived Assets. In accordance with SFAS No. 144, long-lived assets and intangible assets with definite lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment indicators include, among other conditions, cash flow deficits, historic or anticipated declines in revenue or operating profit and adverse legal or regulatory developments. If it is determined that such indicators are present and the review indicates that the assets will not be fully recoverable, based on undiscounted estimated cash flow over the remaining amortization periods, their carrying values are reduced to estimated fair market value. Estimated fair market value is determined primarily using the anticipated cash flow discounted at a rate commensurate with the risk involved. For the purposes of identifying and measuring impairment, long-lived assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flow are largely independent of the cash flow of other assets and liabilities.

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. We are required to adopt the provisions of SFAS No. 154, as applicable, beginning in fiscal 2006. We do not expect the adoption of this standard to have a material impact on our consolidated financial position, results of operations or cash flow.

In November 2004, SFAS No. 151, “Inventory Costs-an amendment of ARB No. 43, Chapter 4,” was issued. This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not expect adoption of this standard to have a material impact on our consolidated financial position, results of operations or cash flow.

In December 2004, the FASB issued FASB Staff Position No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creations Act of 2004.” FAS 109-2 provides guidance under FASB Statement No. 109, “Accounting for Income Taxes,” with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on enterprises’ income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004. FAS 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying FASB Statement No. 109. We do not anticipate the adoption will have a material impact on our consolidated financial statements. Accordingly, as provided for in FAS 109-2, we have not adjusted our tax expense or deferred tax liability to reflect the repatriation provisions of the Jobs Act.

In December 2004, the FASB issued SFAS No. 153, “Exchange of Nonmonetary Assets-an amendment of APB Opinion No. 29,” which amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 defines a nonmonetary exchange as having commercial substance if the future cash flow of the entity are expected to change significantly as a result of the exchange. This Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005 and shall be applied prospectively. We adopted SFAS No. 153 in the third quarter ended December 31, 2005, and its adoption did not have a material effect on our financial position, results of operations or cash flow.

In December 2004, the FASB issued a revision of SFAS No. 123, “Accounting for Stock Based Compensation, SFAS No. 123(R), “Share-Based Payment.” SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance and eliminates the alternative to use Opinion 25’s intrinsic value method of accounting that was provided in SFAS No. 123 as originally issued. Under Opinion 25, issuing stock options to employees generally resulted in recognition of no compensation cost. SFAS No. 123(R) requires all entities recognize compensation expense in an amount equal to the fair value of share-based payments (e.g. stock options and restricted stock) granted to employees. This applies to all transactions involving the issuance of our own equity in exchange for goods or services, including employee services. Upon adoption of SFAS No. 123(R), all stock option awards to employees will be recognized as expense in the income statement, typically over any related vesting period. SFAS No. 123(R) carried forward the guidance from SFAS No. 123 for payment transactions with non-employees. The Securities and Exchange Commission amended the compliance date on April 14, 2005, to require public companies to adopt the standard as of the beginning of the first annual period that begins after June 15, 2005. We will, therefore, be required to adopt SFAS No. 123(R) in the first quarter of 2006.

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

The Company anticipates adopting the Modified Prospective Method and expects that the adoption of SFAS 123(R) will have an impact on the Company’s operating expense of $0.6 million for the year ended December 31, 2006 based on the outstanding unvested stock options at December 31, 2005. The Company cannot estimate the impact of the Company’s operating expense of any additional stock options that may be granted.

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

At any time, a significant increase/decrease in interest rates will have an impact on the fair market value and interest earnings of our investment portfolio. We do not currently hedge this interest rate exposure. We have performed a sensitivity analysis as of December 31, 2005 and 2004, using a modeling technique that measures the change in the fair values arising from a hypothetical 50 basis points and 100 basis points adverse movement in the levels of interest rates across the entire yield curve, which are representative of historical movements in the Federal Funds Rate with all other variables held constant. The analysis covers our investment and is based on the weighted-average maturity of our investments as of December 31, 2005 and 2004. The sensitivity analysis indicated that a hypothetical 50 basis points adverse movement in interest rates would result in a loss in the fair values of our investment instruments of approximately $95,000 at December 31, 2005 and approximately $485,000 at December 31, 2004. Similarly a hypothetical 100 basis points adverse movement in interest rates would result in a loss in the fair values of our investments of approximately $219,000 at December 31, 2005 and approximately $969,000 at December 31, 2004.

Actual maturities may differ from contractual maturities because the issuer of the securities may have the right to repurchase such securities. We classify short-term investments in current assets, as all such investments are available for current operations.

We are not exposed to market risks related to fluctuations in interest rates on our debt as it is fixed rate debt. Consequently, we do not utilize interest rate swaps or other types of derivative financial instruments regarding our debt.

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

Changes in Internal Control over Financial Reporting

Our management evaluated our internal control over financial reporting and there have been no changes during the fiscal quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment, we have concluded that, as of December 31, 2005, the Company’s internal control over financial reporting was effective based on those criteria.

Ceradyne’s independent registered public accounting firm, PricewaterhouseCoopers LLP, audited our assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 as stated in their report, which appears herein.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) List of documents filed as part of this report:

Financial Statements:

(b) List of Exhibits

Exhibit Number	Description
2.1	Sale and Purchase Agreement dated June 30, 2004, between registrant and Wacker-Chemie GmbH. Incorporated herein by reference to Exhibit 2.1 of Registrant’s Form 8-K Current Report dated August 23, 2004, filed with the Commission on August 26, 2004.

3.1	Restated Certificate of Incorporation of Ceradyne, Inc., as filed with the Secretary of State of Delaware on May 25, 1987. Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 10-Q Report for the quarter ended June 30, 2004.

3.2	Certificate of Amendment of Restated Certificate of Incorporation of Ceradyne, Inc., as filed with the Secretary of State of Delaware on May 27, 2004. Incorporated herein by reference to Exhibit 3.2 to the Registrant’s Form 10-Q Report for the quarter ended June 30, 2004.

3.3	Bylaws of Registrant. Incorporated herein by reference to Exhibit 3.2 to the Registrant’s Form 10-Q Report for the period ended June 30, 1996.

3.4	Amendment to Bylaws of Registrant, adopted April 29, 1996. Incorporated herein by reference to Exhibit 3.3 to the Registrant’s Form 10-Q Report for the period ended June 30, 1996.

4.1	Indenture dated December 19, 2005, between Ceradyne, Inc. and Union Bank of California, N.A., as Trustee. Incorporated herein by reference to Exhibit 4.1 of Registrant’s Form 8-K Current Report dated December 13, 2005, filed with the Commission on December 19, 2005.

4.2	First Supplemental Indenture dated December 19, 2005, between Ceradyne, Inc. and Union Bank of California, N.A., as Trustee. Incorporated herein by reference to Exhibit 4.2 of Registrant’s Form 8-K Current Report dated December 13, 2005, filed with the Commission on December 19, 2005.

4.3	Form of 2.875% Senior Subordinated Convertible Note due 2035. Incorporated herein by reference to Exhibit 4.3 of Registrant’s Form 8-K Current Report dated December 13, 2005, filed with the Commission on December 19, 2005.

10.1	Lease between Trico Rents and the Registrant dated March 23, 1984, covering premises located at 235 Paularino Avenue, Costa Mesa, California. Incorporated herein by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 (File No. 2-90821).

10.2	Lease covering premises located at 3169-A Red Hill Avenue, Costa Mesa, California dated October 28, 1985. Incorporated herein by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1985.

10.3	Lease dated March 31, 1986 covering premises located at 3163 Red Hill Avenue, Costa Mesa, California. Incorporated herein by reference to Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1986.

10.4	Lease dated August 5, 1986 covering premises located at 225 Paularino Avenue, Costa Mesa, California. Incorporated herein by reference to Exhibit 10.46 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1986.

10.5	Short-form Memorandum of Lease Assignment dated December 15, 1986, and Lease dated June 23, 1980, covering premises located at 3449 Church Street, Scottdale, Georgia. Incorporated herein by reference to Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1986.

10.6	Joint Development Agreement dated March 28, 1986 between Unitek Corporation and the Registrant, and First and Second Amendments thereto. Incorporated herein by reference to Exhibit 10.52 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1986.

10.7*	Ceradyne, Inc. 1994 Stock Incentive Plan. Incorporated herein by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

10.8*	Amendment No. 1 to the Ceradyne, Inc. 1994 Stock Incentive Plan. Incorporated herein by reference to Exhibit 4.2 to Registrant’s Registration Statement on Form S-8 (File No. 33-61675).

10.9*	Ceradyne, Inc. 1995 Employee Stock Purchase Plan. Incorporated herein by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-8 (File No. 33-61677).

10.11	Amendment No. 2, dated June 5, 1995, to Lease covering premises located at 3169-A Red Hill Avenue, Costa Mesa, California. Incorporated herein by reference to Exhibit 10.33 to the Registrant’s Registration Statement on Form S-1 (File No. 33-62345).

10.12	Amendment No. 2, dated June 5, 1995, to Lease dated March 31, 1986 covering premises located at 3163 Red Hill Avenue, Costa Mesa, California. Incorporated herein by reference to Exhibit 10.34 to the Registrant’s Registration Statement on Form S-1 (File No. 33-62345).

10.13	Amendment No. 2, dated June 5, 1995, to Lease dated August 5, 1986 covering premises located at 225 Paularino Avenue, Costa Mesa, California. Incorporated herein by reference to Exhibit 10.35 to the Registrant’s Registration Statement on Form S-1 (File No. 33-62345).

10.14*	Amendment No. 2 to the Ceradyne, Inc. 1994 Stock Incentive Plan. Incorporated herein by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

10.15*	Amendment No. 3 to the Ceradyne, Inc. 1994 Stock Incentive Plan. Incorporated herein by reference to Exhibit 4.4 to Registrant’s Registration Statement on Form S-8 (File No. 333-31679).

10.16*	Amendment No. 4 to the Ceradyne, Inc. 1994 Stock Incentive Plan. Incorporated herein by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

10.17*	Amendment No. 5 to the Ceradyne, Inc. 1994 Stock Incentive Plan. Incorporated herein by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

10.18*	Amendment No. 6 to the Ceradyne, Inc. 1994 Stock Incentive Plan. Incorporate herein by reference to Exhibit 4.7 to the Registrant’s Registration Statement on Form S-8 (File No. 333-64094).

10.19*	Amendment No. 1 to the Ceradyne, Inc. 1995 Employee Stock Purchase Plan. Incorporated herein by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-8 (File No. 333-64078).

10.20	Agreement to Extend Lease and Increase Rental Between Ida S. Borochoff and Lance Borochoff as Co-Trustees of the Charles Z. Borochoff Marital Trust created under the Will of Charles Z. Borochoff, as Landland and CERADYNE, INC., as Successor to Thermo Materials Corporation, as Tenant. Incorporated herein by reference to Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.

10.21*	Amendment No. 7 to the Ceradyne, Inc. 1994 Stock Incentive Plan. Incorporated herein by referenced to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.

10.22*	Ceradyne, Inc. 2003 Stock Incentive Plan, as Amended and Restated as of April 11, 2005. Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K Current Report dated May 23, 2005, filed with the Commission on May 26, 2005.

10.23*	Form of Stock Option Agreement for use under the 2003 Stock Incentive Plan. Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form 8-K Current Report dated May 23, 2005, filed with the Commission on May 26, 2005.

10.24*	Form of Restricted Stock Unit Award Agreement for use under the 2003 Stock Incentive Plan. Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Form 8-K Current Report dated May 23, 2005, filed with the Commission on May 26, 2005.

10.25	Lease agreement between California State Teachers’ Retirement System, as Landlord and CERADYNE, INC., as tenant. Incorporated herein by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.

10.26	Credit Agreement dated August 18, 2004, between registrant, Wachovia Bank and the other lenders named therein. Incorporated herein by reference to Exhibit 10.1 of Registrant’s Form 8-K Current Report dated August 23, 2004, filed with the Commission on August 26, 2004.

10.27	Amendment No. 1 dated December 22, 2004, to the Credit Agreement dated August 18, 2004, between registrant, Wachovia Bank and the other lenders named therein. Incorporated herein by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.

10.28	Amendment No. 2 to Credit Agreement, dated December 13, 2005, between Ceradyne, Inc., Ceradyne ESK, LLC and ESK Ceramics GmbH & Co. KG (collectively, the “Borrowers”), and the banks, financial institutions and other lenders party thereto (collectively, the “Lenders”), and Wachovia Bank, National Association, as collateral agent and administrative agent for the Lenders. Incorporated herein by reference to Exhibit 10.1 of Registrant’s Form 8-K Current Report dated December 13, 2005, filed with the Commission on December 19, 2005.

10.29*	Cash Fees Payable to Non-Employee Directors for Service on the Board and its Committees. Incorporated herein by reference to Exhibit 10.3 of Registrant’s Form 8-K Current Report dated February 28, 2005, filed with the Commission on March 4, 2005.

10.30*	Base Salaries Payable to Executive Officers during 2006. Incorporated herein by reference to Exhibit 10.1 of Registrant’s Form 8-K Current Report dated March 6, 2006, filed with the Commission on March 9, 2006.

10.31*	Cash Bonus Plan for Executive Officers for 2006. Incorporated herein by reference to Exhibit 10.2 of Registrant’s Form 8-K Current Report dated March 6, 2006, filed with the Commission on March 9, 2006.

10.32	Lease dated March 11, 1997 covering premises located at 3159-A Red Hill Avenue, Costa Mesa, California.

10.33	Extension No. 2, dated February 2, 2005, to Lease dated March 11, 1997 covering premises located at 3159-A Red Hill Avenue , Costa Mesa, California.

10.34	Lease dated January 24, 2001 covering premises located at 3161 Red Hill Avenue, Costa Mesa, California.

10.35	Extension No. 1, dated February 2, 2005, to Lease dated January 24, 2001 covering premises located at 3161 Red Hill Avenue, Costa Mesa, California.

10.36	Extension No. 4, dated February 2, 2005, to Lease dated March 31, 1986 covering premises located at 3163 Red Hill Avenue, Costa Mesa, California.

10.37	Extension No. 4, dated February 2, 2005, to Lease dated October 28, 1985 covering premises located at 3169-A Red Hill Avenue, Costa Mesa, California.

10.38	Lease dated October 28, 1985 covering premises located at 3169-B Red Hill Avenue, Costa Mesa, California.

10.39	Extension No. 4, dated February 2, 2005, to Lease dated October 28, 1985 covering premises located at 3169-B Red Hill Avenue, Costa Mesa, California.

10.40	Extension No. 4, dated February 4, 2005, to Lease dated August 5, 1986 covering premises located at 225 Paularino Avenue, Costa Mesa, California.

10.41	Lease dated February 4, 2005, covering premises located at 201 Paularino Avenue, Costa Mesa, California.

10.42	Lease dated February 4, 2005, covering premises located at 3159-B Red Hill Avenue, Costa Mesa, California.

10.43	Extension No. 1, dated February 7, 2005, to Lease dated March 23, 2004 covering premises located at 235 Paularino Avenue, Costa Mesa, California.

10.44	Lease dated August 6, 2001covering premises located at 3165-A Red Hill Avenue, Costa Mesa, California.

10.45	Extension No. 1, dated March 9, 2005, to Lease dated August 6, 2001 covering premises located at 3165-A Red Hill Avenue, Costa Mesa, California.

10.46	Lease dated January 5, 2005 covering premises located at 205 Paularino Avenue, Costa Mesa, California.

10.47	Extension No. 1, dated July 14, 2005, to Lease dated January 5, 2005, covering premises located at 205 Paularino Avenue, Costa Mesa, California.

12.1	Computation of Ratio of Earnings to Fixed Charges.

14.1	Code of Business Conduct and Ethics. Incorporated herein by reference to Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.

21.1	Subsidiaries of the Registrant. Incorporated herein by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.

23.1	Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Each of these exhibits constitutes a management contract, compensatory plan, or arrangement.

C ERADYNE, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Board of Directors and Stockholders of Ceradyne, Inc.:

We have completed integrated audits of Ceradyne, Inc.’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 15(a) present fairly, in all material respects, the financial position of Ceradyne, Inc. and its subsidiaries at December 31, 2005 and December 31, 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Orange County, California

March 16, 2006

CERADYNE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except for share data)

	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$91,542	$4,521
Short term investments	7,839	10,041
Accounts receivable, net of allowances for doubtful accounts of $545 and $456 in 2005 and 2004, respectively	57,174	48,649
Other receivables	3,309	3,175
Inventories	66,318	47,673
Production tooling	14,102	7,868
Prepaid expenses and other	8,592	8,510
Deferred tax asset	6,341	4,210

Total current assets	255,217	134,647
Property, plant and equipment, net	153,259	162,278
Intangible assets, net	6,034	7,235
Goodwill	9,265	6,079
Other assets	6,418	6,115

Total assets	$430,193	$316,354

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank line of credit	$—	$9,708
Current maturities of long-term debt	—	1,100
Accounts payable	23,311	32,830
Accrued expenses	11,878	7,981
Income taxes payable	7,719	4,639

Total current liabilities	42,908	56,258
Long-term debt, less current maturities	121,000	108,625
Employee benefits	11,229	10,735
Deferred tax liability	4,536	5,695

Total liabilities	179,673	181,313

Commitments and contingencies (Note 8)

Stockholders’ equity:
Common Stock, $.01 par value: 40,000,000 authorized; 26,795,774 and 24,479,420 shares issued and outstanding at December 31, 2005 and 2004, respectively	292	244
Additional paid in capital	170,430	79,720
Retained earnings	88,632	41,854
Deferred compensation	(1,506)	—
Accumulated other comprehensive (loss) income	(7,328)	13,223

Total stockholders’ equity	250,520	135,041

Total liabilities and stockholders’ equity	$430,193	$316,354

The accompanying notes are an integral part of these consolidated statements.

CERADYNE, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except for per share data)

	Years ended December 31,
	2005	2004	2003
Net sales	$368,253	$215,612	$101,473
Cost of product sales	237,115	146,518	72,124

Gross profit	131,138	69,094	29,349

Operating expenses:
Selling	20,694	8,266	2,440
General and administrative	21,014	14,131	7,799
Research and development	7,802	3,341	2,111

	49,510	25,738	12,350

Operating income	81,628	43,356	16,999

Other income (expense)
Royalty income	145	146	151
Interest income	434	476	136
Miscellaneous, net	275	1,602	34
Interest expense	(9,252)	(1,661)	(32)

	(8,398)	563	289

Income before provision for income taxes	73,230	43,919	17,288
Provision for income taxes	26,452	16,346	6,051

Net income	$46,778	$27,573	$11,237

Net income per common share:
Basic	$1.90	$1.14	$0.52
Diluted	$1.86	$1.12	$0.51
Shares used in computing per common share amounts:
Basic	24,635	24,170	21,442
Diluted	25,107	24,598	21,900

The accompanying notes are an integral part of these consolidated statements.

CERADYNE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except for share data)

	Common Stock		Retained Earnings	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Number of Shares	Amount
Balance, December 31, 2002	19,172,326	$40,044	$3,044	—	—	$43,088
Offering of common stock	3,881,250	27,932	—	—	—	27,932
Issuance of common stock	135,779	421	—	—	—	421
Exercise of stock options	707,310	1,434	—	—	—	1,434
Tax benefit from exercise stock options	—	2,665	—	—	—	2,665
Net income	—	—	11,237	—	—	11,237

Balance, December 31, 2003	23,896,665	72,496	14,281	—	—	86,777
Comprehensive income:
Net income	—	—	27,573	—	—	27,573
Net unrealized loss on available-for-sale securities	—	—	—	—	(47)	(47)
Minimum pension liability, net	—	—	—	—	(325)	(325)
Cumulative translation adjustment	—	—	—	—	13,595	13,595

Total comprehensive income	—	—	—	—	—	40,796

Issuance of common stock	111,625	1,258	—	—	—	1,258
Issuance of common stock for acquisitions	107,095	2,140	—	—	—	2,140
Exercise of stock options	364,122	965	—	—	—	965
Tax benefit from exercise of stock options	—	3,112	—	—	—	3,112
Purchase of fractional shares from stock split	(87)	(7)	—	—	—	(7)

Balance, December 31, 2004	24,479,420	79,964	41,854	—	13,223	135,041
Comprehensive income:
Net income	—	—	46,778	—	—	46,778
Net unrealized loss on available-for-sale securities	—	—	—	—	(96)	(96)
Minimum pension liability, net	—	—	—	—	(1,234)	(1,234)
Cumulative translation adjustment	—	—	—	—	(19,221)	(19,221)

Total comprehensive income	—	—	—	—	(20,551)	(20,551)

Offering of common stock, net of issuance cost of $534	2,070,000	84,680				84,680
Issuance of common stock	70,646	1,713	—	—	—	1,713
Issuance of restricted stock	—	1,728	—	(1,728)	—	—
Exercise of stock options	175,708	1,067	—	—	—	1,067
Amortization of deferred compensation	—		—	222	—	222
Tax benefit from exercise of stock options	—	1,570	—	—	—	1,570

Balance, December 31, 2005	26,795,774	$170,722	$88,632	$(1,506)	$(7,328)	$250,520

The accompanying notes are an integral part of these consolidated statements.

CERADYNE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net income	$46,778	$27,573	$11,237
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,203	7,554	3,328
Deferred income taxes	(2,722)	(216)	1,116
Stock compensation	222	—	—
Loss on equipment disposal	34	—	—
Changes in operating assets and liabilities, net of assets acquired:
Accounts receivable, net	(10,395)	(14,373)	(7,095)
Other receivables	(233)	809	(178)
Inventories	(22,378)	(3,412)	(814)
Production tooling	(6,009)	(3,529)	(451)
Prepaid expenses and other	(431)	(3,604)	(1,128)
Other assets	(792)	746	—
Accounts payable	(6,730)	8,847	5,490
Accrued expenses	171	3,556	2,007
Income tax payable	2,728	4,428	—
Tax benefit from exercise of stock options	1,570	3,112	2,665
Other liabilities	4,102	1,311	—
Deferred revenue	—	—	(213)
Warranty reserve	—	—	(596)

Net cash provided by operating activities	21,118	32,802	15,368

Cash flows from investing activities:
Purchases of property, plant and equipment	(20,223)	(26,563)	(12,293)
Redemptions (purchases) of marketable securities	2,202	9,088	(19,202)
Acquisition of businesses, net of cash acquired	(3,697)	(141,280)	—

Net cash used in investing activities	(21,718)	(158,755)	(31,495)

Cash flows from financing activities:
Proceeds from common stock offering	85,169	—	28,419
Costs of common stock offering	(489)	—	(487)
Proceeds from issuance of common stock for stock plans	1,713	1,251	421
Proceeds from issuance of stock due to exercise of stock options	1,067	965	1,434
Payment of loan fees	—	(3,227)	—
(Reduction in) borrowings on bank line of credit	(9,492)	9,708	(2,390)
Proceeds from long-term debt	121,000	110,000	(158)
(Payments) on long-term debt	(109,725)	(275)	—

Net cash provided by financing activities	89,243	118,422	27,239

Effect of exchange rates on cash and cash equivalents	(1,622)	590	—

Increase (decrease) in cash and cash equivalents	87,021	(6,941)	11,112
Cash and cash equivalents, beginning of period	4,521	11,462	350

Cash and cash equivalents, end of period	$91,542	$4,521	$11,462

Supplemental disclosures of cash flow information:
Interest paid	$6,683	$1,345	$40

Income taxes paid	$35,834	$10,281	$2,398

Supplemental schedule of non-cash financing activities:
Fulfillment of 401(k) obligations through the issuance of stock	$880	$556	$361

Issuance of common stock in connection with Quest acquisition	—	$2,140	—

The accompanying notes are an integral part of these consolidated statements.

CERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

Ceradyne, Inc. (“Ceradyne” or “the Company”) develops, manufactures and markets advanced technical ceramic products and components for defense, industrial, automotive/diesel and commercial applications. The Company’s competitive advantage results from expertise in ceramic material science as well as a vertically integrated approach of designing much of its key equipment and controlling the manufacturing process from raw material powders to finished product. This allows the Company to design and manufacture precision, high quality advanced technical ceramic products to meet demanding customer specifications. The Company markets its products to a broad range of industries in 50 countries. The Company’s customers include the U.S. government, prime government contractors and large industrial and commercial manufacturers.

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

c. Short Term Investments

The Company’s short term investments consist of marketable securities, primarily high-grade corporate and government securities. The Company classifies all of its investments as available-for-sale based on the Company’s intent. As of December 31, 2005, the amount classified as available for sale is $7.8 million, which is recorded at fair market value. The unrealized loss of $0.2 million has been recorded as a component of other comprehensive income.

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

e. Accounts Receivable, Net

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is determined by analyzing specific customer accounts and assessing the risk of uncollectibility based on insolvency, disputes or other collection issues. In addition, the Company routinely analyzes the different aging categories and establishes allowances based on the length of time receivables are past due (based on contractual terms). A write-off will occur if the settlement of the account receivable is less than the carrying amount or the Company ultimately determines the balance will not be collected. We do not have any off-balance-sheet credit exposure related to our customers.

CERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following are changes in the allowance for doubtful accounts for the years ended December 31, 2005, 2004 and 2003 (in thousands):

	Balance at Beginning of Year	Additions		Write-offs Net of Recoveries	Balance at End of Year
December 31, 2005	$456	$220		$131	$545
December 31, 2004	$112	$743	(1)	$399	$456
December 31, 2003	$111	$230		$229	$112

(1)	Additions in 2004 include $272 of allowance that was part of the ESK Ceramics acquisition.

f. Inventories

Inventories are valued at the lower of cost (first-in, first-out) or market. The write-down of inventory for obsolete items is based on management’s estimate of the amount considered obsolete based on specific reviews of inventory items. In estimating the write-down, management relies on its knowledge of the industry as well as its current inventory levels. The amounts the Company will ultimately realize could differ from amounts estimated by management. Inventory costs include the cost of material, labor and manufacturing overhead. The following is a summary of inventories by component (in thousands):

	December 31,
	2005	2004
Raw materials	$17,643	$11,697
Work-in-process	28,832	22,344
Finished goods	19,843	13,632

	$66,318	$47,673

g. Production Tooling

The Company’s production tooling primarily consists of graphite tooling used in the manufacturing and furnace processes. This tooling is being amortized over three to nine months.

CERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

h. Property, Plant and Equipment, Net

Property, plant and equipment is recorded at and consists of the following (in thousands):

	December 31,
	2005	2004
Land and Land Improvements	$9,085	$10,017
Building improvements	49,607	54,483
Machinery and equipment	116,284	112,130
Leasehold improvements	13,605	11,134
Office equipment	9,130	9,302
Construction in progress	4,158	1,763

	201,869	198,829
Accumulated depreciation and amortization	(48,610)	(36,551)

	$153,259	$162,278

Depreciation and amortization of property, plant and equipment are provided using the straight-line method over the following estimated useful lives:

Buildings	30 years

Machinery and equipment	3 to 12 years

Office equipment	5 years

Leasehold improvements	Shorter of 10 years or the term of lease

Maintenance, repairs and minor renewals are charged to expense as incurred. Repairs and maintenance expense approximated $8.8 million, $6.1 million, and $1.2 million in 2005, 2004, and 2003, respectively. Additions and improvements are capitalized. When assets are disposed of, the applicable costs and accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is included in the results of operations. Depreciation expense was approximately $15.2 million, $7.6 million, and $3.3 million in 2005, 2004, and 2003, respectively.

i. Goodwill and Intangible Assets, Net

In accordance with SFAS 142, goodwill is not being amortized, but instead is subject to an annual assessment of impairment by applying a fair-value based test.

The Company performs an annual impairment test for goodwill in the fourth quarter of each year. Goodwill is allocated to four reporting units, which represents the Company’s operating segments. The Company’s reporting units for purposes of applying the provisions of SFAS 142 are: Advanced Ceramics Operations, Semicon Associates, Thermo Materials and ESK Ceramics. SFAS 142 requires the Company to compare the fair value of the goodwill and indefinite lived intangible assets to the carrying amount on an annual basis to determine if there is potential impairment. If the fair value of goodwill and/or indefinite lived intangible assets is less than the carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill and/or indefinite lived intangible assets is less than the carrying value. Fair value is determined based on discounted cash flows, market multiples or appraised values as appropriate. At December 31, 2005, the Company did not believe any impairment of goodwill had occurred. Intangible assets with definite lives are amortized over their estimated useful lives.

The roll forward of the goodwill balance by segment for the year ended December 31, 2005 is as follows (in thousands):

	ACO	Semicon	Thermo	ESK	Total
December 31, 2003	$629	$603	$279	$—	$1,511
Acquisition of Quest	1,946	—	—	—	1,946
Acquisition of ESK	—	—	—	2,476	2,476
Translation	—	—	—	146	146

December 31, 2004	2,575	603	279	2,622	6,079
Acquisition of Quest	33	—	—	—	33
Acquisition of ESK	—	—	—	3,588	3,588
Translation	—	—	—	(435)	(435)

December 31, 2005	$2,608	$603	$279	$5,775	$9,265

CERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of intangibles assets were as follows (in thousands):

	December 31, 2005
	Gross Amount	Accumulated Amortization	Net Amount
Amortizing Intangibles Assets
Backlog	$525	$525	$—
Developed technology	4,327	347	3,980

	4,852	872	3,980

Non-amortizing tradename	2,054	—	2,054

Total	$6,906	$872	$6,034

All of the intangible assets were acquired in 2004 (see Note 3). Amortization of definite-lived intangible assets will be approximately $420 in each of the fiscal years 2006 through 2009. Amortization expense was approximately $212 and $660 in 2005 and 2004, respectively.

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

k. Net Income Per Share

Basic net income per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted net income per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding plus the effect of any dilutive stock options, common stock warrants and restricted stock units using the treasury stock method and the net share settlement method for the convertible debt. All share data in these financial statements have been adjusted to give retroactive effect to a 3-for-2 split of the Company’s common stock in the form of a 50% stock dividend distributed on April 7, 2004, and a second 3-for-2 split of the Company’s common stock in the form of a 50% stock dividend distributed on January 18, 2005.

The following is a summary of the number of shares entering into the computation of net income per common and common equivalent share:

	December 31,
	2005	2004	2003
Weighted average number of shares outstanding	24,634,558	24,170,212	21,441,645
Dilutive stock options and restricted stock	472,837	427,982	458,494

Number of shares used in dilutive computation	25,107,395	24,598,194	21,900,139

CERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

n. Engineering and Research

The costs associated with application engineering and internally-funded research are expensed as incurred and are included in cost of product sales or other operating expenses. Costs associated with research and development were $7.8 million, $3.3 million and $2.1 million for years ended December 31, 2005, 2004 and 2003, respectively. In addition, the Company historically has and continues to engage in application engineering and internally funded research to improve and reduce the cost of products and to develop new products. Costs associated with engineering were approximately $7.1 million, $3.8 million and $1.9 million in 2005, 2004 and 2003, respectively, and are included in cost of product sales.

o. Fair Value of Financial Instruments

The carrying value of accounts receivable and trade payables approximates the fair value due to their short-term maturities. The carrying value of the Company’s unused line of credit is considered to approximate fair market value, as the interest rates of these instruments are based predominantly on variable reference rates. The fair value of long-term debt was $123.1 million and is based on quoted market prices at December 31, 2005.

p. Income Taxes

The Company accounts for income taxes using the asset and liability approach. Under this approach, deferred taxes are determined based on the differences between the financial statements and the tax bases using rates as enacted in tax laws. A valuation allowance is established if it is “more likely than not” that all or a portion of the deferred tax asset will not be realized.

q. Stock-Based Compensation

The Company applies the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” in accounting for stock-based compensation; therefore, no compensation expense has been recognized for its fixed stock option plans as options generally are granted at fair market value based upon the closing price on the date immediately preceding the grant date. The Company has adopted the disclosure requirements for SFAS No. 123, “Accounting for Stock-Based Compensation.” On December 31, 2002, the FASB issued SFAS No. 148, “Accounting for Stock Based Compensation Transition and Disclosure”, which amends SFAS No. 123. SFAS No. 148 requires more prominent and frequent disclosures about the effects of stock-based compensation, which we have adopted commencing with the year ended December 31, 2002. Accordingly, if compensation expense for the Company’s stock options had been

CERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

recognized, based upon the fair value of awards granted, the Company’s net income and earnings per share would have been reduced to the following pro forma amounts (in thousands, except share data):

	2005	2004	2003
Net income, as reported	$46,778	$27,573	$11,237
Deduct: total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(689)	(873)	(435)

Pro forma net income	$46,089	$26,700	$10,802

Net income per Share:
Basic—as reported	$1.90	$1.14	$.52
Basic—pro forma	$1.87	$1.10	$.50

Diluted—as reported	$1.86	$1.12	$.51
Diluted—pro forma	$1.84	$1.09	$.49
Weighted average shares outstanding:
Basic	24,634,558	24,170,212	21,441,645
Diluted	25,107,395	24,598,194	21,900,139

The pro forma amounts were estimated using the Black-Scholes option-pricing model with the following assumptions:

	2005	2004	2003
Expected term (years)	7.0	7.0	7.0
Volatility	56.75%	57.17%	56.97%
Annual dividend per share	$0.00	$0.00	$0.00
Risk free interest rate	3.98%	3.91%	3.62%
Weighted-average fair value of options granted	$12.29	$33.29	$13.23

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

During the year ended December 31, 2005, the Company issued 77,000 Restricted Stock Units (the “Units”) to certain directors, officers and employees with a grant date fair value of $22.68 per share for 62,000 and a grant date fair value of $21.46 for the remaining 15,000. Each Unit represents the right to receive one share of the Company’s Common Stock when the Unit vests. For directors, the Units vest annually over three years on the anniversary date of their issuance. For officers and employees, the Units vest annually over five years on the anniversary date of their issuance. Pursuant to APB 25, the Company records compensation expense for the amount of the grant date fair value on a straight line basis over the vesting period. The Company incurred charges associated with the vesting of the Units of $222,000 for the year ended December 31, 2005.

r. Comprehensive Income

Comprehensive income encompasses all changes in equity other than those arising from transactions with stockholders, and consists of net income, currency translation adjustments, pension adjustments and unrealized net gains and losses on investments classified as available-for-sale.

s. New Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 requires retrospective application to prior periods’ financial statements for changes in

CERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. We are required to adopt the provisions of SFAS No. 154, as applicable, beginning in fiscal 2006. We do not expect the adoption of this standard to have a material impact on our consolidated financial position, results of operations or cash flow.

In November 2004, SFAS No. 151, “Inventory Costs-an amendment of ARB No. 43, Chapter 4,” was issued. This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not expect adoption of this standard to have a material impact on our consolidated financial position, results of operations or cash flow.

In December 2004, the FASB issued FASB Staff Position No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creations Act of 2004.” FAS 109-2 provides guidance under FASB Statement No. 109, “Accounting for Income Taxes,” with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on enterprises’ income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004. FAS 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying FASB Statement No. 109. We do not anticipate the adoption will have a material impact on our consolidated financial statements. Accordingly, as provided for in FAS 109-2, we have not adjusted our tax expense or deferred tax liability to reflect the repatriation provisions of the Jobs Act.

In December 2004, the FASB issued SFAS No. 153, “Exchange of Nonmonetary Assets-an amendment of APB Opinion No. 29,” which amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 defines a nonmonetary exchange as having commercial substance if the future cash flow of the entity are expected to change significantly as a result of the exchange. This Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005 and shall be applied prospectively. We adopted SFAS No. 153 in the third quarter ended December 31, 2005, and its adoption did not have a material effect on our financial position, results of operations or cash flow.

In December 2004, the FASB issued a revision of SFAS No. 123, “Accounting for Stock Based Compensation, SFAS No. 123(R), “Share-Based Payment.” SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance and eliminates the alternative to use Opinion 25’s intrinsic value method of accounting that was provided in SFAS No. 123 as originally issued. Under Opinion 25, issuing stock options to employees generally resulted in recognition of no compensation cost. SFAS No. 123(R) requires all entities recognize compensation expense in an amount equal to the fair value of share-based payments (e.g. stock options and restricted stock) granted to employees. This applies to all transactions involving the issuance of our own equity in exchange for goods or services, including employee services. Upon adoption of SFAS No. 123(R), all stock option awards to employees will be recognized as expense in the income statement, typically over any related vesting period. SFAS No. 123(R) carried forward the guidance from SFAS No. 123 for payment transactions with non-employees. The Securities and Exchange Commission amended the compliance date on April 14, 2005, to require public companies to adopt the standard as of the beginning of the first annual period that begins after June 15, 2005. We will, therefore, be required to adopt SFAS No. 123(R) in the first quarter of 2006.

CERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company anticipates adopting the Modified Prospective Method and expects that the adoption of SFAS 123(R) will have an impact on the Company’s operating expense of $0.6 million for the year ended December 31, 2006 based on the outstanding unvested stock options at December 31, 2005. The Company cannot estimate the impact of the Company’s operating expense of any additional stock options that may be granted.

3. Acquisitions

On August 23, 2004, the Company completed the acquisition of ESK Ceramics GmbH and Co. KG (“ESK Ceramics”) from Wacker-Chemie GmbH, pursuant to a Sale and Purchase Agreement dated June 30, 2004.

The purchase price was approximately $142.2 million, which included $4.7 million of transaction costs, of which $4.1 million were recorded as of December 31, 2004. The purchase price was financed with $110.0 million of long-term debt borrowed under a new credit facility of $160.0 million provided by a syndicate of banks and institutional lenders led by Wachovia Bank, pursuant to a Credit Agreement dated August 18, 2004. The balance of the purchase price and transaction costs was paid with a portion of the Company’s existing cash. ESK Ceramics, based in Kempten, Germany, is a manufacturer of industrial technical ceramic powders and advanced technical ceramic products.

In accordance with SFAS No. 141, “Business Combinations,” the acquisition has been accounted for under the purchase method of accounting. The estimates of fair value of the assets acquired and liabilities assumed are based on our estimates. The following table summarizes the components of the purchase price (in thousands):

Cash and debt incurred	$137,488
Transaction costs	4,677

Total purchase price	$142,165

Fair value of assets and liabilities assumed:
Cash	$610
Accounts receivable, net	14,263
Inventory	24,916
Property, plant and equipment	104,234
Other assets	9,295
Backlog	500
Developed technology	4,600
Tradename	2,100
Goodwill	3,060
Assumed liabilities	(21,413)

Net assets acquired	$142,165

The Goodwill acquired in these acquisitions is not deductible for income tax purposes.

CERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited pro-forma combined results of operations of the Company, assuming the acquisition had occurred as of January 1, 2003, and January 1, 2004, respectively, are presented below. The pro-forma combined results of operations for the year ended December 31, 2004 and 2003, include pro-forma results of operations for the acquisition described above and adjustments to intercompany sales, depreciation, amortization, pension costs, and interest. The pro-forma combined results of operations for the year ended December 31, 2004 and 2003 contain the use of certain estimates and adjustments to reflect twelve months of results of operations for the acquisition discussed above. These combined results have been prepared for comparison purposes only and do not purport to be indicative of what operating results would have been, and may not be indicative of future operating results (in thousands except per share amounts):

	Year ended December 31,
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

4. Debt and Bank Borrowing Arrangements; Convertible Note and Common Stock offerings

During December 2005, the Company completed a public offering of 2,070,000 shares of common stock at a price to the public of $43.31 per share. The Company received net proceeds of approximately $84.6 million from this offering after deducting offering expenses and underwriting discounts of $5.0 million. Concurrent with the common stock offering, during December 2005, the Company issued $121.0 million of 2.875% senior subordinated convertible notes due December 15, 2035.

Interest on the notes is payable on December 15 and June 15 of each year, commencing on June 15, 2006. The notes are convertible into 17.1032 shares of Ceradyne’s common stock for each $1,000 principal amount of the notes (which represents a conversion price of approximately $58.47 per share), subject to adjustment. The notes are convertible only under certain circumstances, including if the price of the Company’s common stock reaches specified thresholds, if the notes are called for redemption, if specified corporate transactions or fundamental change occur, or during the 10 trading days prior to maturity of the notes. The Company many redeem the notes at any time after December 20, 2010, for a price equal to 100% of the principal amount plus accrued and unpaid interest, including contingent interest (as described below), if any, up to but excluding the redemption date.

With respect to each $1,000 principal amount of the notes surrendered for conversion, the Company will deliver the conversion value to holders as follows: (1) an amount in cash equal to the lesser of (a) the aggregate conversion value of the notes to be converted and (b) $1,000, and (2) if the aggregate conversion value of the notes to be converted is greater than the $1,000, an amount in shares or cash equal to such aggregate conversion value in excess of $1,000.

CERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The notes contain put options, which may require the Company to repurchase in cash all or a portion of the notes on December 15, 2012, December 15, 2015, December 15, 2020, December 15, 2025, and December 15, 2030 at a repurchase price equal to 100% of the principal amount of the notes to be repurchased plus accrued and unpaid interest, including contingent interest (as described below), if any, up to but excluding the repurchase date.

The Company is obligated to pay contingent interest to the holders of the notes during any six-month period from June 15 to December 14 and from December 15 to June 14, commencing with the six-month period beginning December 20, 2010 and ending on June 14, 2011, if the average trading price of the note for the five trading day period ending on the third trading day immediately preceding the first day of the relevant contingent interest period equals $1,200 (120% of the principal amount of a note) or more. The amount of contingent interest payable per note for any relevant contingent interest period shall equal 0.25% per annum of the average trading price of a note for the five trading day period ending on the third trading day immediately preceding the first day of the relevant contingent interest period.

On or prior to the maturity date of the notes, upon the occurrence of a fundamental change, under certain circumstances, the Company will provide for a make whole amount by increasing, for the time period described herein, the conversion rate by a number of additional shares for any conversion of the notes in connection with such fundamental change transactions. The amount of additional shares will be determined based on the price paid per share of Ceradyne’s common stock in the transaction constituting a fundamental change and the effective date of such transaction. This make whole premium feature represents an embedded derivative. Since this feature has no measurable impact on the fair value of the notes and no separate trading market exists for this derivative, the value of the embedded derivative was determined to be de minimis. Accordingly, no value has been assigned at issuance or at December 31, 2005.

The Company utilizes a convertible bond pricing model and a probability weighted valuation model, as applicable, to determine the fair values of the embedded derivatives noted above.

On December 19, 2005, the Company repaid the balance of its term loan of $108.9 million and $9.8 million of its line of credit, and approximately $0.1 million of accrued interest, using the net proceeds from the notes and proceeds from its concurrent public offering of its common stock. The Company retired the credit facility. As a result of the termination of the term loan, the Company wrote off the remaining unamortized debt issuance costs of approximately $2.6 million in the fourth quarter of 2005.

In December 2005, the Company established a new unsecured $10.0 million line of credit. As of December 31, 2005, there were no outstanding amounts on the line of credit. However, the available line of credit at December 31, 2005 has been reduced by an outstanding letter of credit in the amount of $2.3 million. The interest rate on the credit line is based on the LIBOR rate for a period of one month, plus a margin of one percent, which equaled 5.4% as of December 31, 2005.

Pursuant to the bank line of credit, the Company is subject to certain covenants, which include, among other things, the maintenance of specified minimum amounts of tangible net worth and quick assets to current liabilities ratio. At December 31, 2005, the Company was in compliance with these covenants.

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

CERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In June and July 2004, the Company entered into forward exchange contracts outstanding totaling approximately $126.0 million exchangeable into 110.0 million Euros. These contracts were opened in connection with the purchase of ESK Ceramics and in August 2004 were converted into Euros to serve as part of the purchase price. The fair market value of the contract at expiration in August 2004 was $1.9 million, which was recognized as a gain during the year ended December 31, 2004. This was recorded in the miscellaneous income line of the income statement. As of December 31, 2005, the Company did not have any outstanding forward exchange contracts.

6. Income Taxes

The provision (benefit) for income taxes is comprised of the following for the year ended December 31 (in thousands):

	2005	2004	2003
Current, domestic	$28,244	$16,282	$4,935
Current, foreign	1,836	280	—

Current, total	30,080	16,562	4,935

Deferred, domestic	(4,761)	56	1,116
Deferred, foreign	1,133	(272)	—

Deferred, total	(3,628)	(216)	1,116

Provision for income taxes	$26,452	$16,346	$6,051

The components of the Company’s deferred tax asset (liability) as of December 31, 2005 and 2004 are as follows (in thousands):

	December 31,
	2005	2004
Current Asset:
Inventory adjustments	$2,932	$1,929
Vacation accrual	529	402
Bad debt allowance	118	200
Accrued payroll	1,048	773
State taxes	1,535	983
Other	269	(77)

	$6,341	$4,210

Noncurrent Liability:
Depreciation and amortization	$(7,178)	$(7,173)
Deferred compensation	1,437	1,041
Unrealized currency gain (loss)	314	—
State Taxes	181	199
Other	708	238

	$(4,536)	$(5,695)

CERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The effective income tax rate for the years ended December 31, 2005, 2004 and 2003 differs from the Federal statutory income tax rate due to the following items (in thousands):

	December 31,
	2005	2004	2003
Income before taxes, domestic	$64,430	$44,515	$17,288
Income before taxes, foreign	8,890	(596)	—

Income before taxes, total	$73,230	$43,919	$17,288

Provision for income taxes at federal statutory rate (35%)	25,631	15,372	5,878
State income taxes, net of federal benefit	3,453	2,210	698
Permanent Items	169	19	32
Extraterritorial income exclusion	(1,010)	(429)	(99)
Credits	(389)	(189)	(456)
Manufacturing deduction	(310)	—	—
Other	(1,092)	(637)	(2)

Provision for income taxes	$26,452	$16,346	$6,051

Effective tax rate	36.12%	37.22%	35.00%

The exercise of stock options represents a tax benefit and has been reflected as a reduction of taxes payable and an increase to the additional paid-in capital account. The benefit recorded was $1.6 million, $3.1 million and $2.7 million for the years ended December 31, 2005, 2004 and 2003, respectively.

7. Employee Retirement and Other Benefit Plans

Supplemental Retirement Plan

In December 1988, the Board of Directors of the Company approved the adoption of a supplemental retirement plan, the Ceradyne SMART 401(k) Plan (the Plan), in which substantially all employees are eligible to participate after completing 90 days of employment. Participation in the Plan is voluntary. An employee may elect to contribute up to fifteen percent (15% or the maximum deferred tax amount of $18,000 in 2005, whichever is less) of the employee’s pretax compensation as a basic contribution. The Company may contribute any amount which the Board of Directors annually determines appropriate. Company contributions fully vest and are non-forfeitable after the participant has completed five years of service. The Company’s related contributions for the years ended December 31, 2005, 2004 and 2003 were $880,000, $556,000 and $361,000, respectively.

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

Based on the market value per share of the Company’s common stock on December 31, 2005, a total of 19,384 shares were contributed in 2006 as the Company’s matching contribution under the Plan for 2005. After that contribution, there were 549,840 shares remaining and available for future contribution under the Plan.

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

Components of net periodic benefit cost under the pension plan (subsequent to the acquisition) were (in thousands):

	2005	2004
Service cost	1,507	439
Interest cost	1,636	490
Amortization of unrecognized (gain)/loss	14	—
Expected return on plan assets	(1,689)	(512)

Net periodic benefit cost	$1,468	$417

CERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted-average assumptions used to determine net periodic benefit costs were as follows:

	2005	2004
Discount rate:	4.3%	5.5%
Expected return on plan assets	2.5%	6.0%
Rate of compensation increase:	6.0%	3.0%

Components of the change in benefit obligation, change in plan assets and funded status for the Company’s pension plans for December 31, 2005 and December 31, 2004 were as follows (in thousands):

	2005	2004
Change in benefit obligation:
Benefit obligation, beginning of period in 2005 and for 2004 at date of acquisition	$33,672	$26,457
Service cost	1,506	439
Interest cost	1,636	489
Actuarial (gain) loss	8,022	3,073
Benefits paid	333	424
Impact of foreign currency translation	(4,779)	2,790

Benefit obligation, end of period	$40,390	$33,672

Change in plan assets:
Fair value of plan assets, beginning of period in 2005 and for 2004 at date of acquisition	$27,944	$24,788
Actual return on plan assets	8,302	392
Company contribution	558	192
Employees contribution	558	192
Benefits paid	(151)	(46)
Impact of foreign currency translation	(3,962)	2,426

Fair value of plan assets, end of period	$33,249	$27,944

Funded status of plans	(7,141)	(5,728)
Unrecognized net actuarial gain (loss)	4,335	3,440

Net liabilities recognized	$2,806	$2,288

Amounts recognized in the consolidated balance sheet consist of:
Prepaid pension costs	2,813	3,573
Accrued pension liability	(7,178)	(6,408)
Accumulated other comprehensive loss	1,559	548

At December 31, 2005 and 2004, the accumulated benefit obligation was $32.4 million and $24.3 million, respectively.

At December 31, 2005, the overall allocation of the plan assets was 39% in bonds, 29% in equities, 22% in real estate, 5% in cash and 5% in private equity funds. The expected long-term rate of return on plan assets assumption is based on numerous factors including historical rates of return, long-term inflation assumptions, current and future financial market conditions and expected asset allocation.

The Company expects to contribute $1.8 million to its defined benefit plans in 2006.

CERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following estimated future benefit payments are expected to be paid in the years indicated (in thousands):

2006	$234
2007	273
2008	303
2009	400
Thereafter	5,305

$6,515

Additional Minimum Liability

The increase of the minimum pension liability in 2005 and 2004 resulted in an after tax reduction of stockholders’ equity of $1.6 million and $0.3 million is included in other comprehensive loss for the years ended December 31, 2005 and 2004, respectively.

8. Commitments and Contingencies

a. Operating Lease Obligations

The Company leases certain of its manufacturing facilities under noncancelable operating leases expiring at various dates through October 2015. The Company incurred rental expense under these leases of $2.0 million, $1.3 million and $1.0 million for the years ended 2005, 2004 and 2003, respectively. The approximate minimum rental commitments required under existing noncancelable leases as of December 31, 2005 are as follows (in thousands):

2006	$2,073
2007	1,988
2008	1,899
2009	1,682
Thereafter	2,650

$10,292

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

9. Disclosure About Segments of Enterprise and Related Information

The Company serves its markets and manages its business through four segments, each of which has its own distinct products, manufacturing facilities and administrative and selling functions. The Company’s Advanced Ceramic Operations, located in Costa Mesa, Irvine and San Diego, California, Lexington, Kentucky and Wixom, Michigan primarily produces armor, orthodontic products, components for diesel/automotive applications, and components for semiconductor equipment, and houses the Company’s SRBSN research and development activities. The Company’s cathode development and production are handled through its Semicon Associates division located in Lexington, Kentucky. Fused silica products, including missile radomes, are produced at the Company’s Thermo Materials division located in Scottdale and Clarkston, Georgia. Ceramic powders including boron carbide, boron nitride, silicon nitride and silicon carbide are produced at the Company’s ESK Ceramics subsidiary located in Kempten, Germany and Bazet, France. ESK Ceramics also manufactures evaporation boats, high performance pump seals and functional and frictional coatings.

CERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEGMENT STATEMENT OF OPERATIONS FOR THE YEARS ENDED

DECEMBER 31, 2005, 2004 AND 2003

(amounts in thousands)

	2005	2004	2003
Revenue from External Customers
ACO	$242,836	$159,791	$80,464
ESK Ceramics	105,800	36,019	—
Semicon Associates	7,444	7,509	6,861
Thermo Materials	12,173	12,293	14,148

Total	$368,253	$215,612	$101,473

Depreciation and Amortization
ACO	$5,662	$3,508	$2,474
ESK Ceramics	8,191	3,033	—
Semicon Associates	372	385	369
Thermo Materials	978	628	485

Total	$15,203	$7,554	$3,328

Segment Income before Provision for Income Taxes
ACO	$63,655	$43,901	$16,201
ESK Ceramics	8,890	(596)	—
Semicon Associates	894	533	321
Thermo Materials	(209)	81	766

Total	$73,230	$43,919	$17,288

Segment Assets
ACO	$253,426	$120,365	$89,828
ESK Ceramics	158,118	177,889	—
Semicon Associates	6,111	5,874	5,685
Thermo Materials	12,538	12,226	8,694

Total	$430,193	$316,354	$104,207

Expenditures for PP&E
ACO	$12,382	$19,825	$11,237
ESK Ceramics	5,826	3,186	—
Semicon Associates	223	587	224
Thermo Materials	1,792	2,965	832

Total	$20,223	$26,563	$12,293

CERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEGMENT STATEMENT OF OPERATIONS FOR THE YEARS ENDED

DECEMBER 31, 2005, 2004 AND 2003

	2005	2004	2003
U.S. net sales (in %)
ACO	63%	69%	76%
ESK Ceramics	7%	4%	0%
Semicon Associates	2%	2%	6%
Thermo Materials	2%	4%	13%

Total U.S. net sales (in %)	74%	79%	95%

Foreign net sales (in %)
ACO	3%	5%	3%
ESK Ceramics	22%	13%	0%
Semicon Associates	0%	1%	1%
Thermo Materials	1%	2%	1%

Total Foreign net sales (in %)	26%	21%	5%

Total net sales (in %)
ACO	66%	74%	79%
ESK Ceramics	29%	17%	0%
Semicon Associates	2%	3%	7%
Thermo Materials	3%	6%	14%

Total net sales (in %)	100%	100%	100%

(amounts in thousands)

The following is revenue by product line for Advanced Ceramic Operations for the years ended:

	December 31,
	2005	2004	2003
Semiconductor	$1,024	$1,418	$1,146
Armor	207,111	127,140	58,348
Orthodontics	9,834	9,765	9,024
Automotive	16,019	11,685	4,998
Other	8,848	9,783	6,948

	$242,836	$159,791	$80,464

10. Stock Options

The Company has stock option plans; the 1994 Stock Incentive Plan and 2003 Stock Incentive Plan. The employee stock purchase plan, the 1995 Employee Stock Purchase Plan ended in December 2005.

The Company was authorized to grant options for up to 2,362,500 shares under its 1994 Stock Incentive Plan. The Company has granted options for 2,691,225 shares and has had cancellations of 394,886 shares through December 31, 2005. There are no remaining stock options available to grant under this plan. The options granted under this plan were granted at an exercise price at or above the fair market value of the Company’s common stock at the date of grant, and generally became exercisable over a five-year period for incentive stock options and six months for nonqualified stock options.

The Company may grant options and restricted stock units for up to 1,125,000 shares under the 2003 Stock Incentive Plan. The Company has granted options for 475,125 shares under this plan through December 31, 2005. There have been cancellations of 12,000 shares associated with this plan through December 31, 2005. Options are granted at or above the fair market value at the date of grant and generally become

CERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

exercisable over a five-year period for incentive stock options and six months for nonqualified options. The plan was amended in 2005 to allow the issuance of Restricted Stock Units. During the year ended December 31, 2005, the Company issued 77,000 Restricted Stock Units (the “Units”) to certain directors, officers and employees with a grant date fair value of $22.68 per share for 62,000 and a grant date fair value of $21.46 for the remaining 15,000.

The following is a summary of stock option activity:

	2005		2004		2003
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding, beginning of year	1,145,703	$7.79	1,317,600	$3.91	1,788,435	$2.35
Options granted	37,500	$20.21	221,625	$22.19	249,750	$9.70
Options exercised	(175,708)	$(5.45)	(364,122)	$(2.65)	(707,310)	$(2.04)
Options cancelled	(29,625)	$(6.43)	(29,400)	$(6.17)	(13,275)	$(2.53)

Outstanding, end of year	977,870	$8.73	1,145,703	$7.79	1,317,600	$3.91

Exercisable, end of year	623,870	$6.93	543,978	$4.08	648,900	$2.29

The following table summarizes information regarding options outstanding and options exercisable at December 31, 2005:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Options	Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$1.44 - $2.81	225,025	4.33	$2.10	160,675	$2.07
$2.98 - $3.58	339,770	6.01	$3.13	260,570	$3.11
$10.53	179,150	7.69	$10.53	110,750	$10.53
$21.84 - $24.07	233,925	8.61	$16.43	91,875	$21.94

CERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Quarterly Financial Information (unaudited)

The results by quarter for 2005 and 2004:

Quarter Ending
	March 31, 2004	June 30, 2004	September 30, 2004(1)	December 31, 2004
Net sales	$36,687	$39,225	$56,329	$83,371
Gross profit	11,653	13,394	17,956	26,091
Net income	5,012	6,482	7,294	8,785
Basic income per share	$0.21	$0.27	$0.30	$0.36
Diluted income per share	$0.21	$0.26	$0.30	$0.35

Quarter Ending
	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005
Net sales	$69,791	$89,903	$94,406	$114,153
Gross profit	21,897	32,550	34,830	41,863
Net income	5,985	11,400	13,339	16,054
Basic income per share	$0.24	$0.47	$0.54	$0.64
Diluted income per share	$0.24	$0.46	$0.53	$0.63

(1)	Includes the acquisition of ESKCeramics on August 23, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 16, 2006	CERADYNE, INC.

	By:	/s/ JOEL P. MOSKOWITZ
Joel P. Moskowitz
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ JOEL P. MOSKOWITZ Joel P. Moskowitz	Chairman of the Board, Chief Executive Officer, President and Director (Principal Executive Officer)	March 16, 2006

/s/ JERROLD J. PELLIZZON Jerrold J. Pellizzon	Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2006

/s/ RICHARD A. ALLIEGRO Richard A. Alliegro	Director	March 16, 2006

/s/ EDUARD BAGDASARIAN Eduard Bagdasarian	Director	March 16, 2006

/s/ FRANK EDELSTEIN Frank Edelstein	Director	March 16, 2006

/s/ MILTON L. LOHR Milton L. Lohr	Director	March 16, 2006

/s/ RICHARD A. KERTSON Richard A. Kertson	Director	March 16, 2006

EXHIBIT INDEX

Exhibit No.	Description
2.1	Sale and Purchase Agreement dated June 30, 2004, between registrant and Wacker-Chemie GmbH. Incorporated herein by reference to Exhibit 2.1 of Registrant’s Form 8-K Current Report dated August 23, 2004, filed with the Commission on August 26, 2004.

3.1	Restated Certificate of Incorporation of Ceradyne, Inc., as filed with the Secretary of State of Delaware on May 25, 1987. Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 10-Q Report for the quarter ended June 30, 2004.

3.2	Certificate of Amendment of Restated Certificate of Incorporation of Ceradyne, Inc., as filed with the Secretary of State of Delaware on May 27, 2004. Incorporated herein by reference to Exhibit 3.2 to the Registrant’s Form 10-Q Report for the quarter ended June 30, 2004.

3.3	Bylaws of Registrant. Incorporated herein by reference to Exhibit 3.2 to the Registrant’s Form 10-Q Report for the period ended June 30, 1996.

3.4	Amendment to Bylaws of Registrant, adopted April 29, 1996. Incorporated herein by reference to Exhibit 3.3 to the Registrant’s Form 10-Q Report for the period ended June 30, 1996.

4.1	Indenture dated December 19, 2005, between Ceradyne, Inc. and Union Bank of California, N.A., as Trustee. Incorporated herein by reference to Exhibit 4.1 of Registrant’s Form 8-K Current Report dated December 13, 2005, filed with the Commission on December 19, 2005.

4.2	First Supplemental Indenture dated December 19, 2005, between Ceradyne, Inc. and Union Bank of California, N.A., as Trustee. Incorporated herein by reference to Exhibit 4.2 of Registrant’s Form 8-K Current Report dated December 13, 2005, filed with the Commission on December 19, 2005.

4.3	Form of 2.875% Senior Subordinated Convertible Note due 2035. Incorporated herein by reference to Exhibit 4.3 of Registrant’s Form 8-K Current Report dated December 13, 2005, filed with the Commission on December 19, 2005.

10.1	Lease between Trico Rents and the Registrant dated March 23, 1984, covering premises located at 235 Paularino Avenue, Costa Mesa, California. Incorporated herein by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 (File No. 2-90821).

10.2	Lease covering premises located at 3169-A Red Hill Avenue, Costa Mesa, California dated October 28, 1985. Incorporated herein by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1985.

10.3	Lease dated March 31, 1986 covering premises located at 3163 Red Hill Avenue, Costa Mesa, California. Incorporated herein by reference to Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1986.

10.4	Lease dated August 5, 1986 covering premises located at 225 Paularino Avenue, Costa Mesa, California. Incorporated herein by reference to Exhibit 10.46 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1986.

10.5	Short-form Memorandum of Lease Assignment dated December 15, 1986, and Lease dated June 23, 1980, covering premises located at 3449 Church Street, Scottdale, Georgia. Incorporated herein by reference to Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1986.

10.6	Joint Development Agreement dated March 28, 1986 between Unitek Corporation and the Registrant, and First and Second Amendments thereto. Incorporated herein by reference to Exhibit 10.52 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1986.

10.7*	Ceradyne, Inc. 1994 Stock Incentive Plan. Incorporated herein by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

10.8*	Amendment No. 1 to the Ceradyne, Inc. 1994 Stock Incentive Plan. Incorporated herein by reference to Exhibit 4.2 to Registrant’s Registration Statement on Form S-8 (File No. 33-61675).

10.9*	Ceradyne, Inc. 1995 Employee Stock Purchase Plan. Incorporated herein by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-8 (File No. 33-61677).

Exhibit No.	Description
10.10	Amendment No. 2, dated June 5, 1995, to Lease between Trico Rents and the Registrant covering premises located at 235 Paularino Avenue, Costa Mesa, California. Incorporated herein by reference to Exhibit 10.32 to the Registrant’s Registration Statement on Form S-1 (File No. 33-62345).

10.11	Amendment No. 2, dated June 5, 1995, to Lease covering premises located at 3169-A Red Hill Avenue, Costa Mesa, California. Incorporated herein by reference to Exhibit 10.33 to the Registrant’s Registration Statement on Form S-1 (File No. 33-62345).

10.12	Amendment No. 2, dated June 5, 1995, to Lease dated March 31, 1986 covering premises located at 3163 Red Hill Avenue, Costa Mesa, California. Incorporated herein by reference to Exhibit 10.34 to the Registrant’s Registration Statement on Form S-1 (File No. 33-62345).

10.13	Amendment No. 2, dated June 5, 1995, to Lease dated August 5, 1986 covering premises located at 225 Paularino Avenue, Costa Mesa, California. Incorporated herein by reference to Exhibit 10.35 to the Registrant’s Registration Statement on Form S-1 (File No. 33-62345).

10.14*	Amendment No. 2 to the Ceradyne, Inc. 1994 Stock Incentive Plan. Incorporated herein by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

10.15*	Amendment No. 3 to the Ceradyne, Inc. 1994 Stock Incentive Plan. Incorporated herein by reference to Exhibit 4.4 to Registrant’s Registration Statement on Form S-8 (File No. 333-31679).

10.16*	Amendment No. 4 to the Ceradyne, Inc. 1994 Stock Incentive Plan. Incorporated herein by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

10.17*	Amendment No. 5 to the Ceradyne, Inc. 1994 Stock Incentive Plan. Incorporated herein by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

10.18*	Amendment No. 6 to the Ceradyne, Inc. 1994 Stock Incentive Plan. Incorporate herein by reference to Exhibit 4.7 to the Registrant’s Registration Statement on Form S-8 (File No. 333-64094).

10.19*	Amendment No. 1 to the Ceradyne, Inc. 1995 Employee Stock Purchase Plan. Incorporated herein by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-8 (File No. 333-64078).

10.20	Agreement to Extend Lease and Increase Rental Between Ida S. Borochoff and Lance Borochoff as Co-Trustees of the Charles Z. Borochoff Marital Trust created under the Will of Charles Z. Borochoff, as Landland and CERADYNE, INC., as Successor to Thermo Materials Corporation, as Tenant. Incorporated herein by reference to Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.

10.21*	Amendment No. 7 to the Ceradyne, Inc. 1994 Stock Incentive Plan. Incorporated herein by referenced to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.

10.22*	Ceradyne, Inc. 2003 Stock Incentive Plan, as Amended and Restated as of April 11, 2005. Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K Current Report dated May 23, 2005, filed with the Commission on May 26, 2005.

10.23*	Form of Stock Option Agreement for use under the 2003 Stock Incentive Plan. Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form 8-K Current Report dated May 23, 2005, filed with the Commission on May 26, 2005.

10.24*	Form of Restricted Stock Unit Award Agreement for use under the 2003 Stock Incentive Plan. Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Form 8-K Current Report dated May 23, 2005, filed with the Commission on May 26, 2005.

10.25	Lease agreement between California State Teachers’ Retirement System, as Landlord and CERADYNE, INC., as tenant. Incorporated herein by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.

Exhibit No.	Description
10.26	Credit Agreement dated August 18, 2004, between registrant, Wachovia Bank and the other lenders named therein. Incorporated herein by reference to Exhibit 10.1 of Registrant’s Form 8-K Current Report dated August 23, 2004, filed with the Commission on August 26, 2004.

10.27	Amendment No. 1 dated December 22, 2004, to the Credit Agreement dated August 18, 2004, between registrant, Wachovia Bank and the other lenders named therein. Incorporated herein by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.

10.28	Amendment No. 2 to Credit Agreement, dated December 13, 2005, between Ceradyne, Inc., Ceradyne ESK, LLC and ESK Ceramics GmbH & Co. KG (collectively, the “Borrowers”), and the banks, financial institutions and other lenders party thereto (collectively, the “Lenders”), and Wachovia Bank, National Association, as collateral agent and administrative agent for the Lenders. Incorporated herein by reference to Exhibit 10.1 of Registrant’s Form 8-K Current Report dated December 13, 2005, filed with the Commission on December 19, 2005.

10.29*	Cash Fees Payable to Non-Employee Directors for Service on the Board and its Committees. Incorporated herein by reference to Exhibit 10.3 of Registrant’s Form 8-K Current Report dated February 28, 2005, filed with the Commission on March 4, 2005.

10.30*	Base Salaries Payable to Executive Officers during 2006. Incorporated herein by reference to Exhibit 10.1 of Registrant’s Form 8-K Current Report dated March 6, 2006, filed with the Commission on March 9, 2006.

10.31*	Cash Bonus Plan for Executive Officers for 2006. Incorporated herein by reference to Exhibit 10.2 of Registrant’s Form 8-K Current Report dated March 6, 2006, filed with the Commission on March 9, 2006.

10.32	Lease dated March 11, 1997 covering premises located at 3159-A Red Hill Avenue , Costa Mesa, California.

10.33	Extension No. 2, dated February 2, 2005, to Lease dated March 11, 1997 covering premises located at 3159-A Red Hill Avenue , Costa Mesa, California.

10.34	Lease dated January 24, 2001 covering premises located at 3161 Red Hill Avenue, Costa Mesa, California.

10.35	Extension No. 1, dated February 2, 2005, to Lease dated January 24, 2001 covering premises located at 3161 Red Hill Avenue, Costa Mesa, California.

10.36	Extension No. 4, dated February 2, 2005, to Lease dated March 31, 1986 covering premises located at 3163 Red Hill Avenue, Costa Mesa, California.

10.37	Extension No. 4, dated February 2, 2005, to Lease dated October 28, 1985 covering premises located at 3169-A Red Hill Avenue, Costa Mesa, California.

10.38	Lease dated October 28, 1985 covering premises located at 3169-B Red Hill Avenue, Costa Mesa, California.

10.39	Extension No. 4, dated February 2, 2005, to Lease dated October 28, 1985 covering premises located at 3169-B Red Hill Avenue, Costa Mesa, California.

10.40	Extension No. 4, dated February 4, 2005, to Lease dated August 5, 1986 covering premises located at 225 Paularino Avenue, Costa Mesa, California.

10.41	Lease dated February 4, 2005, covering premises located at 201 Paularino Avenue, Costa Mesa, California.

10.42	Lease dated February 4, 2005, covering premises located at 3159-B Red Hill Avenue, Costa Mesa, California.

10.43	Extension No. 1, dated February 7, 2005, to Lease dated March 23, 2004 covering premises located at 235 Paularino Avenue, Costa Mesa, California.

10.44	Lease dated August 6, 2001covering premises located at 3165-A Red Hill Avenue, Costa Mesa, California.

Exhibit No.	Description
10.45	Extension No. 1, dated March 9, 2005, to Lease dated August 6, 2001covering premises located at 3165-A Red Hill Avenue, Costa Mesa, California.

10.46	Lease dated January 5, 2005 covering premises located at 205 Paularino Avenue, Costa Mesa, California.

10.47	Extension No. 1, dated July 14, 2005, to Lease dated January 5, 2005, covering premises located at 205 Paularino Avenue, Costa Mesa, California.

12.1	Computation of Ratio of Earnings to Fixed Charges.

14.1	Code of Business Conduct and Ethics. Incorporated herein by reference to Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.

21.1	Subsidiaries of the Registrant. Incorporated herein by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.

23.1	Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Each of these exhibits constitutes a management contract, compensatory plan, or arrangement.