Form 10-K/A
period 2005-12-31
CERADYNE INC
filed 2006-03-20
CIK 18937

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2005 reflects a correction of clerical errors in the consolidated financial statements included in Item 8, Financial Statements and Supplementary Data, and in the list of exhibits included in Item 15(b), as follows:

(a) The total comprehensive income for the year ended December 31, 2005, as set forth in the Consolidated Statements of Stockholders’ Equity at page F-4 of the Form 10-K as filed on March 16, 2006, was incorrectly stated as $(20,551) when the correct total amount should be $26,227. This error had no other impact on the consolidated financial statements in Item 8 and had no impact on Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(b) Reference to Exhibit 10.10 was inadvertently omitted from the list of exhibits contained in Item 15(b) of the Form 10-K as filed on March 16, 2006. The Exhibit Index included with the Form 10-K as filed on March 16, 2006, however, did include Exhibit 10.10.

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

CERADYNE, INC.

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

CERADYNE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except for share data)

	Common Stock		Retained Earnings	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Number of Shares	Amount
Balance, December 31, 2002	19,172,326	$40,044	$3,044	—	—	$43,088
Offering of common stock	3,881,250	27,932	—	—	—	27,932
Issuance of common stock	135,779	421	—	—	—	421
Exercise of stock options	707,310	1,434	—	—	—	1,434
Tax benefit from exercise stock options	—	2,665	—	—	—	2,665
Net income	—	—	11,237	—	—	11,237

Balance, December 31, 2003	23,896,665	72,496	14,281	—	—	86,777
Comprehensive income:
Net income	—	—	27,573	—	—	27,573
Net unrealized loss on available-for-sale securities	—	—	—	—	(47)	(47)
Minimum pension liability, net	—	—	—	—	(325)	(325)
Cumulative translation adjustment	—	—	—	—	13,595	13,595

Total comprehensive income	—	—	—	—	—	40,796

Issuance of common stock	111,625	1,258	—	—	—	1,258
Issuance of common stock for acquisitions	107,095	2,140	—	—	—	2,140
Exercise of stock options	364,122	965	—	—	—	965
Tax benefit from exercise of stock options	—	3,112	—	—	—	3,112
Purchase of fractional shares from stock split	(87)	(7)	—	—	—	(7)

Balance, December 31, 2004	24,479,420	79,964	41,854	—	13,223	135,041
Comprehensive income:
Net income	—	—	46,778	—	—	46,778
Net unrealized loss on available-for-sale securities	—	—	—	—	(96)	(96)
Minimum pension liability, net	—	—	—	—	(1,234)	(1,234)
Cumulative translation adjustment	—	—	—	—	(19,221)	(19,221)

Total comprehensive income	—	—	—	—	—	26,227

Offering of common stock, net of issuance cost of $534	2,070,000	84,680				84,680
Issuance of common stock	70,646	1,713	—	—	—	1,713
Issuance of restricted stock	—	1,728	—	(1,728)	—	—
Exercise of stock options	175,708	1,067	—	—	—	1,067
Amortization of deferred compensation	—		—	222	—	222
Tax benefit from exercise of stock options	—	1,570	—	—	—	1,570

Balance, December 31, 2005	26,795,774	$170,722	$88,632	$(1,506)	$(7,328)	$250,520

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

6. Income Taxes

The provision (benefit) for income taxes is comprised of the following for the year ended December 31 (in thousands):

	2005	2004	2003
Current, domestic	$28,244	$16,282	$4,935
Current, foreign	1,836	280	—

Current, total	30,080	16,562	4,935

Deferred, domestic	(4,761)	56	1,116
Deferred, foreign	1,133	(272)	—

Deferred, total	(3,628)	(216)	1,116

Provision for income taxes	$26,452	$16,346	$6,051

The components of the Company’s deferred tax asset (liability) as of December 31, 2005 and 2004 are as follows (in thousands):

	December 31,
	2005	2004
Current Asset:
Inventory adjustments	$2,932	$1,929
Vacation accrual	529	402
Bad debt allowance	118	200
Accrued payroll	1,048	773
State taxes	1,535	983
Other	179	(77)

	$6,341	$4,210

Noncurrent Liability:
Depreciation and amortization	$(7,178)	$(7,173)
Deferred compensation	1,437	1,041
Unrealized currency gain (loss)	314	—
State Taxes	181	199
Other	710	238

	$(4,536)	$(5,695)

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

March 17, 2006	CERADYNE, INC.

	By:	/s/ JOEL P. MOSKOWITZ
Joel P. Moskowitz
Chief Executive Officer

By:	/s/ JERROLD J. PELLIZZON
Jerrold J. Pellizzon
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
2.1	Sale and Purchase Agreement dated June 30, 2004, between registrant and Wacker-Chemie GmbH. Incorporated herein by reference to Exhibit 2.1 of Registrant’s Form 8-K Current Report dated August 23, 2004, filed with the Commission on August 26, 2004.

3.1	Restated Certificate of Incorporation of Ceradyne, Inc., as filed with the Secretary of State of Delaware on May 25, 1987. Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 10-Q Report for the quarter ended June 30, 2004.

3.2	Certificate of Amendment of Restated Certificate of Incorporation of Ceradyne, Inc., as filed with the Secretary of State of Delaware on May 27, 2004. Incorporated herein by reference to Exhibit 3.2 to the Registrant’s Form 10-Q Report for the quarter ended June 30, 2004.

3.3	Bylaws of Registrant. Incorporated herein by reference to Exhibit 3.2 to the Registrant’s Form 10-Q Report for the period ended June 30, 1996.

3.4	Amendment to Bylaws of Registrant, adopted April 29, 1996. Incorporated herein by reference to Exhibit 3.3 to the Registrant’s Form 10-Q Report for the period ended June 30, 1996.

4.1	Indenture dated December 19, 2005, between Ceradyne, Inc. and Union Bank of California, N.A., as Trustee. Incorporated herein by reference to Exhibit 4.1 of Registrant’s Form 8-K Current Report dated December 13, 2005, filed with the Commission on December 19, 2005.

4.2	First Supplemental Indenture dated December 19, 2005, between Ceradyne, Inc. and Union Bank of California, N.A., as Trustee. Incorporated herein by reference to Exhibit 4.2 of Registrant’s Form 8-K Current Report dated December 13, 2005, filed with the Commission on December 19, 2005.

4.3	Form of 2.875% Senior Subordinated Convertible Note due 2035. Incorporated herein by reference to Exhibit 4.3 of Registrant’s Form 8-K Current Report dated December 13, 2005, filed with the Commission on December 19, 2005.

10.1	Lease between Trico Rents and the Registrant dated March 23, 1984, covering premises located at 235 Paularino Avenue, Costa Mesa, California. Incorporated herein by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 (File No. 2-90821).

10.2	Lease covering premises located at 3169-A Red Hill Avenue, Costa Mesa, California dated October 28, 1985. Incorporated herein by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1985.

10.3	Lease dated March 31, 1986 covering premises located at 3163 Red Hill Avenue, Costa Mesa, California. Incorporated herein by reference to Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1986.

10.4	Lease dated August 5, 1986 covering premises located at 225 Paularino Avenue, Costa Mesa, California. Incorporated herein by reference to Exhibit 10.46 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1986.

10.5	Short-form Memorandum of Lease Assignment dated December 15, 1986, and Lease dated June 23, 1980, covering premises located at 3449 Church Street, Scottdale, Georgia. Incorporated herein by reference to Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1986.

10.6	Joint Development Agreement dated March 28, 1986 between Unitek Corporation and the Registrant, and First and Second Amendments thereto. Incorporated herein by reference to Exhibit 10.52 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1986.

10.7*	Ceradyne, Inc. 1994 Stock Incentive Plan. Incorporated herein by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

10.8*	Amendment No. 1 to the Ceradyne, Inc. 1994 Stock Incentive Plan. Incorporated herein by reference to Exhibit 4.2 to Registrant’s Registration Statement on Form S-8 (File No. 33-61675).

10.9*	Ceradyne, Inc. 1995 Employee Stock Purchase Plan. Incorporated herein by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-8 (File No. 33-61677).

Exhibit No.	Description
10.10	Amendment No. 2, dated June 5, 1995, to Lease between Trico Rents and the Registrant covering premises located at 235 Paularino Avenue, Costa Mesa, California. Incorporated herein by reference to Exhibit 10.32 to the Registrant’s Registration Statement on Form S-1 (File No. 33-62345).

10.11	Amendment No. 2, dated June 5, 1995, to Lease covering premises located at 3169-A Red Hill Avenue, Costa Mesa, California. Incorporated herein by reference to Exhibit 10.33 to the Registrant’s Registration Statement on Form S-1 (File No. 33-62345).

10.12	Amendment No. 2, dated June 5, 1995, to Lease dated March 31, 1986 covering premises located at 3163 Red Hill Avenue, Costa Mesa, California. Incorporated herein by reference to Exhibit 10.34 to the Registrant’s Registration Statement on Form S-1 (File No. 33-62345).

10.13	Amendment No. 2, dated June 5, 1995, to Lease dated August 5, 1986 covering premises located at 225 Paularino Avenue, Costa Mesa, California. Incorporated herein by reference to Exhibit 10.35 to the Registrant’s Registration Statement on Form S-1 (File No. 33-62345).

10.14*	Amendment No. 2 to the Ceradyne, Inc. 1994 Stock Incentive Plan. Incorporated herein by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

10.15*	Amendment No. 3 to the Ceradyne, Inc. 1994 Stock Incentive Plan. Incorporated herein by reference to Exhibit 4.4 to Registrant’s Registration Statement on Form S-8 (File No. 333-31679).

10.16*	Amendment No. 4 to the Ceradyne, Inc. 1994 Stock Incentive Plan. Incorporated herein by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

10.17*	Amendment No. 5 to the Ceradyne, Inc. 1994 Stock Incentive Plan. Incorporated herein by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

10.18*	Amendment No. 6 to the Ceradyne, Inc. 1994 Stock Incentive Plan. Incorporate herein by reference to Exhibit 4.7 to the Registrant’s Registration Statement on Form S-8 (File No. 333-64094).

10.19*	Amendment No. 1 to the Ceradyne, Inc. 1995 Employee Stock Purchase Plan. Incorporated herein by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-8 (File No. 333-64078).

10.20	Agreement to Extend Lease and Increase Rental Between Ida S. Borochoff and Lance Borochoff as Co-Trustees of the Charles Z. Borochoff Marital Trust created under the Will of Charles Z. Borochoff, as Landland and CERADYNE, INC., as Successor to Thermo Materials Corporation, as Tenant. Incorporated herein by reference to Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.

10.21*	Amendment No. 7 to the Ceradyne, Inc. 1994 Stock Incentive Plan. Incorporated herein by referenced to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.

10.22*	Ceradyne, Inc. 2003 Stock Incentive Plan, as Amended and Restated as of April 11, 2005. Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K Current Report dated May 23, 2005, filed with the Commission on May 26, 2005.

10.23*	Form of Stock Option Agreement for use under the 2003 Stock Incentive Plan. Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form 8-K Current Report dated May 23, 2005, filed with the Commission on May 26, 2005.

10.24*	Form of Restricted Stock Unit Award Agreement for use under the 2003 Stock Incentive Plan. Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Form 8-K Current Report dated May 23, 2005, filed with the Commission on May 26, 2005.

10.25	Lease agreement between California State Teachers’ Retirement System, as Landlord and CERADYNE, INC., as tenant. Incorporated herein by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.

Exhibit No.	Description
10.26	Credit Agreement dated August 18, 2004, between registrant, Wachovia Bank and the other lenders named therein. Incorporated herein by reference to Exhibit 10.1 of Registrant’s Form 8-K Current Report dated August 23, 2004, filed with the Commission on August 26, 2004.

10.27	Amendment No. 1 dated December 22, 2004, to the Credit Agreement dated August 18, 2004, between registrant, Wachovia Bank and the other lenders named therein. Incorporated herein by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.

10.28	Amendment No. 2 to Credit Agreement, dated December 13, 2005, between Ceradyne, Inc., Ceradyne ESK, LLC and ESK Ceramics GmbH & Co. KG (collectively, the “Borrowers”), and the banks, financial institutions and other lenders party thereto (collectively, the “Lenders”), and Wachovia Bank, National Association, as collateral agent and administrative agent for the Lenders. Incorporated herein by reference to Exhibit 10.1 of Registrant’s Form 8-K Current Report dated December 13, 2005, filed with the Commission on December 19, 2005.

10.29*	Cash Fees Payable to Non-Employee Directors for Service on the Board and its Committees. Incorporated herein by reference to Exhibit 10.3 of Registrant’s Form 8-K Current Report dated February 28, 2005, filed with the Commission on March 4, 2005.

10.30*	Base Salaries Payable to Executive Officers during 2006. Incorporated herein by reference to Exhibit 10.1 of Registrant’s Form 8-K Current Report dated March 6, 2006, filed with the Commission on March 9, 2006.

10.31*	Cash Bonus Plan for Executive Officers for 2006. Incorporated herein by reference to Exhibit 10.2 of Registrant’s Form 8-K Current Report dated March 6, 2006, filed with the Commission on March 9, 2006.

10.32	Lease dated March 11, 1997 covering premises located at 3159-A Red Hill Avenue , Costa Mesa, California.

10.33	Extension No. 2, dated February 2, 2005, to Lease dated March 11, 1997 covering premises located at 3159-A Red Hill Avenue , Costa Mesa, California.

10.34	Lease dated January 24, 2001 covering premises located at 3161 Red Hill Avenue, Costa Mesa, California.

10.35	Extension No. 1, dated February 2, 2005, to Lease dated January 24, 2001 covering premises located at 3161 Red Hill Avenue, Costa Mesa, California.

10.36	Extension No. 4, dated February 2, 2005, to Lease dated March 31, 1986 covering premises located at 3163 Red Hill Avenue, Costa Mesa, California.

10.37	Extension No. 4, dated February 2, 2005, to Lease dated October 28, 1985 covering premises located at 3169-A Red Hill Avenue, Costa Mesa, California.

10.38	Lease dated October 28, 1985 covering premises located at 3169-B Red Hill Avenue, Costa Mesa, California.

10.39	Extension No. 4, dated February 2, 2005, to Lease dated October 28, 1985 covering premises located at 3169-B Red Hill Avenue, Costa Mesa, California.

10.40	Extension No. 4, dated February 4, 2005, to Lease dated August 5, 1986 covering premises located at 225 Paularino Avenue, Costa Mesa, California.

10.41	Lease dated February 4, 2005, covering premises located at 201 Paularino Avenue, Costa Mesa, California.

10.42	Lease dated February 4, 2005, covering premises located at 3159-B Red Hill Avenue, Costa Mesa, California.

10.43	Extension No. 1, dated February 7, 2005, to Lease dated March 23, 2004 covering premises located at 235 Paularino Avenue, Costa Mesa, California.

10.44	Lease dated August 6, 2001covering premises located at 3165-A Red Hill Avenue, Costa Mesa, California.

Exhibit No.	Description
10.45	Extension No. 1, dated March 9, 2005, to Lease dated August 6, 2001covering premises located at 3165-A Red Hill Avenue, Costa Mesa, California.

10.46	Lease dated January 5, 2005 covering premises located at 205 Paularino Avenue, Costa Mesa, California.

10.47	Extension No. 1, dated July 14, 2005, to Lease dated January 5, 2005, covering premises located at 205 Paularino Avenue, Costa Mesa, California.

12.1	Computation of Ratio of Earnings to Fixed Charges.

14.1	Code of Business Conduct and Ethics. Incorporated herein by reference to Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.

21.1	Subsidiaries of the Registrant. Incorporated herein by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.

23.1	Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Each of these exhibits constitutes a management contract, compensatory plan, or arrangement.