Form 10-Q
period 2006-03-31
CERADYNE INC
filed 2006-05-10
CIK 18937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 28, 2006
Common Stock, $.01 par value	26,824,459 Shares

Exhibit Index on Page 27

CERADYNE, INC.

CERADYNE, INC.

FORM 10-Q

FOR THE QUARTER ENDED

March 31, 2006

PART I.  FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements

CERADYNE, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS

(Amounts in thousands)

	March 31, 2006	December 31, 2005
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$57,864	$91,542
Short-term investments	67,635	7,839
Accounts receivable, net of allowances for doubtful accounts of approximately $568 and $545 at March 31, 2006 and December 31, 2005, respectively	67,515	57,174
Other receivables	1,702	3,309
Inventories	77,645	66,318
Production tooling, net	20,368	14,102
Prepaid expenses and other	9,808	8,592
Deferred tax asset	6,554	6,341

TOTAL CURRENT ASSETS	309,091	255,217

PROPERTY, PLANT & EQUIPMENT, net	158,605	153,259
INTANGIBLE ASSETS, net	6,110	6,034
GOODWILL	9,410	9,265
OTHER ASSETS	6,225	6,418

TOTAL ASSETS	$489,441	$430,193

See accompanying condensed notes to Consolidated Financial Statements

CERADYNE, INC.

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY

(Amounts in thousands, except share data)

	March 31, 2006	December 31, 2005
	(Unaudited)
CURRENT LIABILITIES
Accounts payable	$40,474	$23,311
Accrued expenses	13,840	11,878
Income taxes payable	18,388	7,719

TOTAL CURRENT LIABILITIES	72,702	42,908
LONG-TERM DEBT, NET OF CURRENT PORTION	121,000	121,000
EMPLOYEE BENEFITS	11,834	11,229
DEFERRED TAX LIABILITY	4,492	4,536

TOTAL LIABILITIES	210,028	179,673
COMMITMENTS AND CONTINGENCIES SHAREHOLDERS’ EQUITY
Common stock, $.01 par value, 40,000,000 authorized; 26,815,344 and 26,795,774 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	292	292
Additional paid in capital	169,621	170,430
Retained earnings	113,245	88,632
Deferred compensation	—	(1,506)
Accumulated other comprehensive loss	(3,745)	(7,328)

TOTAL SHAREHOLDERS’ EQUITY	279,413	250,520

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$489,441	$430,193

See accompanying condensed notes to Consolidated Financial Statements

CERADYNE, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share data)

	THREE MONTHS ENDED March 31,
	2006	2005
	(Unaudited)
NET SALES	$136,347	$69,791
COST OF PRODUCT SALES	82,362	47,894

Gross profit	53,985	21,897
OPERATING EXPENSES
Selling	5,774	4,799
General and administrative	6,996	4,545
Research and development	2,522	1,861

	15,292	11,205

Income from operations	38,693	10,692

OTHER INCOME (EXPENSE):
Royalty income	30	30
Interest income	1,057	108
Interest expense	(1,028)	(1,371)
Miscellaneous	(9)	226

	50	(1,007)
Income before provision for income taxes	38,743	9,685
PROVISION FOR INCOME TAXES	14,130	3,700

NET INCOME	$24,613	$5,985

BASIC INCOME PER SHARE	$0.92	$0.24

DILUTED INCOME PER SHARE	$0.90	$0.24

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	26,801	24,494
DILUTED	27,385	24,930

See accompanying condensed notes to Consolidated Financial Statements

CERADYNE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	THREE MONTHS ENDED March 31,
	2006	2005
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$24,613	$5,985
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Depreciation and amortization	4,097	3,689
Deferred income taxes	(34)	333
Stock compensation	275	—
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(10,040)	4,521
Other receivables	1,638	1,589
Inventories	(10,572)	(13,139)
Production tooling	(6,355)	(1,565)
Prepaid expenses and other assets	(824)	228
Accounts payable and accrued expenses	18,866	2,934
Income taxes payable	10,378	490
Tax benefit due to exercise of stock options	—	67
Employee benefits	319	213

NET CASH PROVIDED BY OPERATING ACTIVITIES	32,361	5,345

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(6,903)	(4,768)
Purchases of short-term investments	(59,796)	1,177
Additional costs of acquisition	—	(605)

NET CASH USED IN INVESTING ACTIVITIES	(66,699)	(4,196)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock due to exercise of options	57	50
Payments on long-term debt	—	(275)
Reduction in bank line of credit	—	(3,369)
Excess tax benefit due to exercise of stock options	365	—
Other	(52)	(87)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	370	(3,681)

EFFECT OF EXCHANGE RATES ON CASH AND EQUIVALENTS	290	(223)

DECREASE IN CASH AND CASH EQUIVALENTS	(33,678)	(2,755)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	91,542	4,521

CASH AND CASH EQUIVALENTS, END OF PERIOD	$57,864	$1,766

SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES:
Interest paid	$6	$1,278
Income taxes paid	$3,392	$2,717

See accompanying condensed notes to Consolidated Financial Statements

CERADYNE, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement have been included. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.

The balance sheet at March 31, 2006 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the Consolidated Financial Statements and Notes to Financial Statements included in Ceradyne’s Annual Report on Form 10-K for the year ended December 31, 2005.

2.	Share Based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in fiscal 2006. In March 2006, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

The Company adopted SFAS 123(R) using the modified prospective application transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s Consolidated Financial Statements as of and for the three months ended March 31, 2006 reflect the impact of SFAS 123(R). In accordance with this transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Share-based compensation expense recognized under SFAS 123(R) for the three months ended March 31, 2006 was $149,000, which was related to stock options.

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the grant-date using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statements of Income. Prior to the adoption of SFAS 123(R), the Company accounted for share-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under the intrinsic value method, no share-based compensation expense related to stock options had been recognized in the Company’s Consolidated Statements of Operations because the exercise price of the Company’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the grant-date.

Share-based compensation expense recognized during the current period is based on the value of the portion of share-based payment awards that is ultimately expected to vest. SFAS 123(R) requires forfeitures to be estimated at the time of grant in order to estimate the amount of share-based awards that will ultimately vest. The forfeiture rate is based on historical rates. Share-based compensation expense recognized in the Company’s Consolidated Statements of Income for the first quarter of fiscal 2006 includes (i) compensation expense for share-based payment awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the pro forma provisions of SFAS 123 and (ii) compensation expense for the share-based payment awards granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). As share-based compensation expense recognized in the Consolidated Statement of Income for the first quarter of fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. SFAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee share-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee share-based compensation awards that are outstanding upon adoption of SFAS 123(R). The Company has elected to adopt the provisions of SFAS 123(R)-3.

Share-based compensation expense reduced the Company’s results of operations as follows:

March 31, 2006 Dollars in thousands, except per share amounts
Share-based compensation expense recognized:
General and administrative	$149
Related deferred income tax benefit	54

Decrease in net income	$95

Decrease in basic earnings per share	$0.01

Decrease in diluted earnings per share	$0.01

The amounts above include the impact of recognizing compensation expense related to non-qualified stock options. Compensation expense related to Restricted Stock Units (“RSUs”) was recognized before implementation of SFAS 123(R). Compensation for RSUs totaled $126,000 for the first quarter ended March 31, 2006 and is included in general and administrative. There was no compensation expense related to RSUs for the first quarter ended March 31, 2005.

The following table illustrates the effect on net income and earnings per share for the three months ended March 31, 2005, as if the Company had applied the fair value recognition provisions of SFAS 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS 148”):

Three Months Ended March 31, 2005
Net income, as reported	$5,985
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	364

Pro forma net income	$5,621

Net income per share:
Basic - as reported	$0.24

Basic - pro forma	$0.23

Diluted - as reported	$0.24

Diluted - pro forma	$0.23

The Company maintains the 1994 Stock Incentive Plan and 2003 Stock Incentive Plan. The 1995 Employee Stock Purchase Plan ended in December 2005.

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

The Company may grant options and restricted stock units for up to 1,125,000 shares under the 2003 Stock Incentive Plan. The Company has granted options for 475,125 shares under this plan through March 31, 2006. There have been cancellations of 12,000 shares associated with this plan through March 31, 2006. Options are granted at or above the fair market value at the date of grant and generally become exercisable over a five-year period for incentive stock options and six months for nonqualified options. The options under both plans have a life of ten years.

The Company calculates expected volatility based on historical data of the Company’s common stock, and other factors. The risk-free interest rate assumption is based upon observed interest rate appropriate for the term of the Company’s employee stock options. The dividend yield assumption is based on the Company’s intent not to issue a dividend under its dividend policy. The expected holding period assumption was estimated based on historical experience.

The following is a summary of stock option activity:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2005	977,870	$8.73
Options granted	—	—
Options exercised	(19,560)	$(2.91)
Options cancelled	—	$—

Outstanding at March 31, 2006	958,310	$8.84

Exercisable at March 31, 2006	603,185	$7.06

The following table summarizes information regarding options outstanding and options exercisable at March 31, 2006:

	Outstanding				Exercisable
Range of Exercise Prices	Number of Options	Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (000s)	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (000s)
$1.44 - $2.81	212,375	5.72	$2.09	$11,042	148,025	$2.06	$7,701
$2.98 - $3.23	333,760	5.52	$3.14	$17,004	254,560	$3.11	$12,976
$10.53	178,250	7.44	$10.53	$7,763	108,725	$10.53	$4,735
$18.80 - $24.07	233,925	8.43	$21.84	$7,543	91,875	$21.94	$2,953

Total	958,310	6.63	$8.84	$43,352	603,185	$7.06	$28,365

As of March 31, 2006, there was $1.9 million of total unrecognized compensation cost related to 355,125 non-vested outstanding stock options, with a per share weighted average value of $7.04. The unrecognized expense is anticipated to be recognized over a weighted average period of 3.1 years. In addition, the aggregate intrinsic value of stock options exercised in the first quarter ended March 31, 2006 was $1.0 million.

The 2003 Stock Incentive Plan was amended in 2005 to allow the issuance of restricted stock units to eligible employees and non-employee directors. Restricted stock units are payable in shares of the Company’s common stock upon vesting. For directors, the Units vest annually over three years on the anniversary date of their issuance. For officers and employees, the Units vest annually over five years on the anniversary date of their issuance.

During the first quarter ended March 31, 2006, the Company issued 39,550 restricted stock units to certain officers and employees with a grant date fair value of $62.07 per share determined by the closing price of the common stock on the issuance date of March 6, 2006. Each Unit represents the right to receive one share of the Company’s Common Stock when the Unit vests. The Company records compensation expense for the amount of the grant date fair value over the period which the restrictions lapse. There were no outstanding Units as of March 31, 2005. During the quarter ended March 31, 2006, unrecognized compensation cost was reclassified in the Company’s Consolidated Balance Sheet from deferred compensation to additional paid in capital in connection with the adoption of SFAS 123(R).

The following table presents a summary of the status of the Company’s restricted stock units as of December 31, 2005, and changes during the three months ended March 31, 2006:

	Units (000s)	Weighted Average Grant Fair Value
Non-vested units at December 31, 2005	77,000	$22.44
Granted	39,550	$62.07
Forfeited	—	$—

Non-vested units at March 31, 2006	116,550	$35.89

As of March 31, 2006, there was approximately $3.8 million of total unrecognized compensation cost related to non-vested restricted stock units granted under the 2003 Stock Incentive Plan. That cost is expected to be recognized over a weighted average period of 4.6 years. Compensation expense related to restricted stock units was $126,000 for the three months ended March 31, 2006. There were no outstanding units as of March 31, 2005.

3.	Net Income Per Share

Basic net income per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding. Diluted net income per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding plus the effect of any dilutive stock options, and restricted stock units (using the treasury stock method) and the convertible debt (using the net share settlement method, which is anti-dilutive).

The following is a summary of the number of shares used for the computation of net income per common and potential common shares (in thousands):

	Three Months Ended March 31,
	2006	2005
Weighted average number of shares outstanding	26,801	24,494
Dilutive stock options and restricted stock units	584	436

Number of shares used in diluted computations	27,385	24,930

The number of shares outstanding and earnings per share have been adjusted to reflect the three-for-two stock split in the form of a 50% stock dividend distributed on January 18, 2005.

4.	Composition of Certain Financial Statement Captions

Inventories are valued at the lower of cost (first in, first out) or market. Inventory costs include the cost of material, labor and manufacturing overhead. The following is a summary of the inventory components as of March 31, 2006 and December 31, 2005 (in thousands):

	March 31, 2006	December 31, 2005
Raw materials	$22,024	$17,643
Work-in-process	35,575	28,832
Finished goods	20,046	19,843

Total inventories	$77,645	$66,318

Property, plant and equipment is recorded at cost and consists of the following (in thousands):

	March 31, 2006	December 31, 2005
Land	$9,248	$9,085
Buildings and improvements	51,908	49,607
Machinery and equipment	119,089	116,284
Leasehold improvements	13,736	13,605
Office equipment	10,527	9,130
Construction in progress	6,999	4,158

	$211,507	$201,869
Less accumulated depreciation and amortization	(52,902)	(48,610)

	$158,605	$153,259

The components of intangible assets are as follows (in thousands):

	March 31, 2006			December 31, 2005
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets:
Backlog	$525	$525	$—	$525	$525	$—
Developed technology	4,500	444	4,056	4,327	347	3,980

	5,025	969	4,056	4,852	872	3,980
Non-amortizing tradename	2,054	—	2,054	2,054	—	2,054

Total inventories	$7,079	$969	$6,110	$6,906	$872	$6,034

Amortization of definite-lived intangible assets will be approximately $504,000 in each of the fiscal years 2006 through 2009.

5.	Recent Accounting Pronouncements

In November 2004, SFAS No. 151, “Inventory Costs-an amendment of ARB No. 43, Chapter 4,” was issued. This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company adopted this standard in the first quarter of fiscal year 2006. Adoption of this standard did not have a material impact on the Company’s consolidated financial position, results of operations or cash flow.

In December 2004, the FASB issued SFAS No. 153, “Exchange of Nonmonetary Assets-an amendment of APB Opinion No. 29,” which amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS 153 defines a nonmonetary exchange as having commercial substance if the future cash flow of the entity is expected to change significantly as a result of the exchange. This Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.

The Company adopted this standard in the third quarter of fiscal year 2005. Adoption of this standard did not have a material effect on the Company’s financial position, results of operations or cash flow.

In December 2004, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented using the new accounting principle. SFAS 154 is effective for accounting changes and corrections of errors in fiscal years beginning after December 15, 2005. The Company adopted this standard in the first quarter of fiscal year 2006. Adoption of this standard did not have a material impact on the Company’s consolidated financial position, results of operations or cash flow.

6.	Convertible Debt and Credit Facility

During December 2005, the Company issued $121.0 million of 2.875% senior subordinated convertible notes (“Notes”) due December 15, 2035.

Interest on the Notes is payable on December 15 and June 15 of each year, commencing on June 15, 2006. The Notes are convertible into 17.1032 shares of Ceradyne’s common stock for each $1,000 principal amount of the notes (which represents a conversion price of approximately $58.47 per share), subject to adjustment. The Notes are convertible only under certain circumstances, including if the price of the Company’s common stock reaches specified thresholds, if the notes are called for redemption, if specified corporate transactions or fundamental change occur, or during the 10 trading days prior to maturity of the Notes. The Company may redeem the Notes at any time after December 20, 2010, for a price equal to 100% of the principal amount plus accrued and unpaid interest, including contingent interest (as described below), if any, up to but excluding the redemption date.

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

On or prior to the maturity date of the Notes, upon the occurrence of a fundamental change, under certain circumstances, the Company will provide for a make whole amount by increasing, for the time period described herein, the conversion rate by a number of additional shares for any conversion of the Notes in connection with such fundamental change transactions. The amount of additional shares will be determined based on the price paid per share of Ceradyne’s common stock in the transaction constituting a fundamental change and the effective date of such transaction. This make whole premium feature represents an embedded derivative. Since this feature has no measurable impact on the fair value of the Notes and no separate trading market exists for this derivative, the value of the embedded derivative was determined to be de minimis. Accordingly, no value has been assigned at issuance or at March 31, 2006.

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

In December 2005, the Company established a new unsecured $10.0 million line of credit. As of March 31, 2006, there were no outstanding amounts on the line of credit. However, the available line of credit at March 31, 2006 has been reduced by an outstanding letter of credit in the amount of $2.3 million. The interest rate on the credit line is based on the LIBOR rate for a period of one month, plus a margin of one percent, which equaled 5.8% as of March 31, 2006.

Pursuant to the bank line of credit, the Company is subject to certain covenants, which include, among other things, the maintenance of specified minimum amounts of tangible net worth and quick assets to current liabilities ratio. At March 31, 2006, the Company was in compliance with these covenants.

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

ESK Ceramics Kempten, Germany(4) Approximately 544,000 square feet Bazet, France(5) Approximately 88,000 square feet

Defense Applications:

•      Boron carbide powders for body armor

Industrial Applications:

•      Ceramic powders: boron carbide, boron nitride, titanium diboride, calcium hexaboride and zirconium diboride

•      Silicon carbide parts

•      Evaporation boats for the packaging industry

Facility Location	Products
• High performance pump seals Automotive/Diesel Applications: • EKagrip® functional and frictional coatings

Ceradyne Semicon Associates Lexington, Kentucky(6) Approximately 35,000 square feet	Industrial Applications: • Ceramic-impregnated dispenser cathodes for microwave tubes, lasers and cathode ray tubes • Samarium cobalt magnets

Ceradyne Thermo Materials Scottdale and Clarkston, Georgia(7) Approximately 132,000 square feet

Defense Applications:

•      Missile radomes (nose cones)

Industrial Applications:

•      Glass tempering rolls

•      Metallurgical tooling

•      Castable and other fused silica products

•      Crucibles for photovoltaic solar cell applications

(1)	We have leases on our facilities in Costa Mesa, California, aggregating approximately 99,000 square feet, all of which expire in October 2010. We own our 40,000 square foot facility in Irvine, California. We also have a lease on our 23,000 square foot facility in Irvine that expires in April 2009, and we have a month to month lease on our 40,000 square foot facility in Irvine. We have a lease on our 10,000 square foot facility in San Diego, California which expires in December 2006.

(2)	We own our facility in Lexington, Kentucky.

(3)	We have a lease on our Wixom, Michigan facility which expires in April 2010.

(4)	We own our facility in Kempten, Germany, as well as the 22-acre property on which our facility is located.

(5)	We own our facility in Bazet, France, as well as the four-acre property on which our facility is located.

(6)	We own our facility in Lexington, Kentucky, as well as the five-acre property on which our facility is located.

(7)	We have a lease on our 85,000 square foot facility in Scottdale, Georgia which expires in December 2015. We have a lease on our 47,000 square foot facility in Clarkston, Georgia which expires in May 2009.

The financial information for all segments is presented below (in thousands):

	Three Months Ended March 31,
	2006	2005
Revenue from External Customers
ACO	$102,241	$38,324
ESK Ceramics	28,547	26,486
Semicon Associates	2,342	1,941
Thermo Materials	3,217	3,040

Total	$136,347	$69,791

Depreciation and Amortization
ACO	$1,690	$1,317
ESK Ceramics	2,069	2,062
Semicon Associates	92	100
Thermo Materials	246	210

Total	$4,097	$3,689

Segment Income before Provision for Income Taxes
ACO	$34,314	$8,122
ESK Ceramics	3,744	1,410
Semicon Associates	542	222
Thermo Materials	143	$(69)

Total	$38,743	$9,685

Segment Assets
ACO	$300,353	$123,224
ESK Ceramics	168,962	172,764
Semicon Associates	6,457	6,043
Thermo Materials	13,669	13,076

Total	$489,441	$315,107

Expenditures for PP&E
ACO	$5,236	$3,099
ESK Ceramics	1,152	686
Semicon Associates	57	80
Thermo Materials	458	903

Total	$6,903	$4,768

	Three months Ended March 31,
	2006	2005
U.S. Net Sales
ACO	73%	51%
ESK Ceramics	6%	7%
Semicon Associates	1%	2%
Thermo Materials	1%	3%

Total	81%	63%

Foreign Net Sales
ACO	2%	4%
ESK Ceramics	15%	30%
Semicon Associates	1%	1%
Thermo Materials	1%	2%

Total	19%	37%

Total Net Sales
ACO	75%	55%
ESK Ceramics	21%	37%
Semicon Associates	2%	3%
Thermo Materials	2%	5%

Total	100%	100%

The following is revenue by product line for ACO (in thousands):

	Three Months Ended March 31,
	2006	2005
Armor	$93,166	$29,215
Automotive	4,126	3,635
Orthodontics	2,284	2,666
Industrial	2,665	2,808

	$102,241	$38,324

8.	Pension Plans

In connection with the acquisition of ESK Ceramics in August 2004, the Company sponsors a defined benefit pension plan in Germany related to its ESK Ceramics employees. Components of net periodic benefit cost under this plan were (in thousands):

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005
Service cost	$518	$347
Interest cost	433	407
Expected return on plan assets	(508)	(415)
Amortization of unrecognized gain	22	4

Net periodic benefit cost	$465	$343

Contributions made by the Company were $177,000 for the three months ended March 31 2006 and $154,000 for the three months ended March 31, 2005.

9.	Commitments and Contingencies

The Company leases certain of its manufacturing facilities under noncancelable operating leases expiring at various dates through October 2015. The Company incurred rental expense under these leases of $579,000 and $451,000 for the three months ended 2006 and 2005, respectively. The approximate minimum rental commitments required under existing noncancelable leases as of March 31, 2006 are as follows (in thousands):

2006	$1,577
2007	2,029
2008	1,930
2009	1,708
Thereafter	2,676

$9,920

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

Comprehensive income for the three months ended March 31, 2006 and 2005 was (in thousands):

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005
Net income	$24,613	$5,985
Foreign currency translation, net of tax	3,635	(6,510)
Unrealized losses on investments, net of tax	(52)	(87)

Comprehensive income	$28,196	$(612)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Preliminary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains statements which may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934. One generally can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “may,” “will,” “expects,” “intends,” “estimates,” “anticipates,” “plans,” “seeks,” or “continues,” or the negative thereof, or variations thereon, or similar terminology. Forward-looking statements regarding future events and the future performance of the Company involve risks and uncertainties that could cause actual results to differ materially. Reference is made to the risks and uncertainties which are described in Note 9, “Commitments and Contingencies”, of Condensed Notes to Consolidated Financial Statements of this report, and in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as filed with the Securities and Exchange Commission, under “Item 1A, Risk Factors”, and “Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

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

	Three Months Ended March 31
	2006	2005
Defense	79.0%	46.0%
Industrial	13.0	15.8
Automotive/Diesel	6.0	31.0
Commercial	2.0	7.2

Total	100.0%	100.0%

The principal factors contributing to our recent growth in sales are increased demand by the U.S. military for ceramic body armor that protects soldiers and our acquisition of ESK Ceramics in August 2004. The operations of ESK Ceramics have been consolidated with ours since September 1, 2004.

Military conflicts in Iraq and Afghanistan, as well as an increasingly unstable geopolitical climate and the heightened risk of international conflicts, have resulted in increased orders for our ceramic body armor in each year since 2001. We were awarded an Indefinite Delivery/Indefinite Quantity contract by the U.S. Army in August 2004 with a maximum value of $461.0 million. Through March 2006, seven delivery orders totaling approximately $334.8 million have been issued to us under this contract. We have also received a number of other orders for ceramic body armor, not covered by the Indefinite Delivery/Indefinite Quantity contract, from the Army and other branches of the U.S. military. In January 2006, we received our first production order for enhanced side ballistic inserts, referred to as ESBI, or side plates, which are designed to protect the side areas of a soldier’s torso when used in conjunction with our ESAPI ceramic body armor plates. This delivery order, which totals $70.0 million, was issued to us by the U.S. Army. Based on our current backlog, we expect our shipments of ceramic body armor to be higher in fiscal year 2006 than in 2005. However, unless we receive additional orders under existing contracts or are successful in obtaining new contracts for ceramic body armor, our shipments of ceramic body armor will decline materially in 2007 from levels we expect to achieve in 2006. Moreover, government contracts typically may be cancelled by the government at any time without penalty. For the next several quarters, and perhaps longer, demand for ceramic body armor is likely to be the most significant factor affecting our sales.

Although we believe that demand for ceramic body armor will continue for many years, the quantity and timing of government orders depend on a number of factors outside of our control, such as the amount of U.S. defense budget appropriations and the level of international conflicts. Moreover, ceramic armor contracts generally are awarded in an open competitive bidding process. Therefore, our future level of sales of ceramic body armor will depend on our ability to successfully compete for and retain this business.

During the quarter ended March 31, 2005, the U.S. military directed us to modify the specifications of the lightweight ceramic body armor that we had been manufacturing, from the version commonly referred to as SAPI (small arms protective insert), to a revised requirement commonly referred to as ESAPI (enhanced small arms protective insert). The revised requirement is more difficult to manufacture than the SAPI version. We have developed five new designs to meet the revised requirement, all of which have been approved by the government, and we intend to continue to develop additional, improved armor designs. During the quarter ended March 31, 2006, nearly all of the body armor we shipped consisted of our new designs that meet the revised requirement.

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

Our order backlog was approximately $294.8 million as of March 31, 2006, compared to approximately $186.7 million as of March 31, 2005. Orders for ceramic armor represented approximately $236.2 million, or 80.2% of the total backlog as of March 31, 2006, and approximately $133.0 million, or 71.2% of the total backlog as of March 31, 2005. We expect that substantially all of our order backlog as of March 31, 2006 will be shipped during the next 12 months.

Results of Operations for the Three months Ended March 31, 2006

Net Sales. Our net sales for the three months ended March 31, 2006 were $136.3 million, an increase of $66.5 million, or 95.4%, from $69.8 million in the corresponding quarter of the prior year.

Net sales for our Advanced Ceramic Operations division for the three months ended March 31, 2006 were $102.2 million, an increase of $63.9 million, or 166.8% from the $38.3 million in the corresponding quarter of the prior year. The primary reason for this improvement was the shipment of $93.2 million of ceramic body and other armor components for defense customers, an increase of $64.0 million, or 218.9%, from the $29.2 million of ceramic armor shipments in the first quarter of 2005. This increase in net sales of armor was due to an increase in demand for lightweight body armor for military personnel, caused by in part the U.S. military’s change from SAPI to ESAPI armor plates. Net sales for our automotive/diesel component product line were $4.1 million, an increase of $491,000, or 13.5%, from the $3.6 million in the corresponding quarter of the prior year. The primary reason for this increase is that our customers are producing more heavy-duty diesel truck engines due to an increase in orders for diesel trucks. Net sales of our orthodontic brackets product line were $2.3 million, a decrease $382,000 or 14.3%, from net sales of $2.7 million in the corresponding quarter of the prior year.

Our ESK Ceramics subsidiary had net sales for the three months ended March 31, 2006 of $28.5 million, an increase of $2.0 million, or 7.8% from the $26.5 million in the corresponding quarter of the prior year. Increased sales of ceramic powder to the armor market was the main contributing factor.

Our Semicon Associates division had net sales for the three months ended March 31, 2006 of $2.3 million, an increase of $401,000, or 20.7%, from the $1.9 million in the corresponding quarter of the prior year, reflecting higher sales of microwave cathodes during the current quarter versus the same quarter last year.

Our Thermo Materials division had net sales for the three months ended March 31, 2006 of $3.2 million, an increase of $177,000, or 5.8%, from the $3.0 million in the corresponding quarter of the prior year, reflecting higher sales to defense customers during the current quarter versus the same quarter last year.

Gross Profit. Our gross profit was $54.0 million for the three months ended March 31, 2006, an increase of $32.1 million, or 146.5% from $21.9 million in the corresponding prior year quarter. As a percentage of net sales, gross profit was 39.6% for the three months ended March 31, 2006, compared to 31.4% for the corresponding prior year period. The increase in gross profit as a percentage of net sales in the three months ended March 31, 2006 was the result of increased sales of body armor which has substantially higher gross margins than the average of our other products, higher operating leverage resulting from increased body armor sales, application of improved manufacturing techniques and greater throughput in our hot press furnaces. Also contributing to the increase in gross profit, were higher yields and productivity, specifically at our Lexington, Kentucky hot press facility. We also utilized and completed the installation of improved manufacturing techniques at our hot press facilities in both Costa Mesa and Lexington that allowed more ceramic body armor plates to be produced during a press run than in previous quarters.

Our Advanced Ceramic Operations division posted gross profit of $41.6 million for the three months ended March 31, 2006, an increase of $28.3 million, or 213.8%, from $13.3 million in the corresponding prior year quarter. As a percentage of net sales, gross profit was 40.7% for the three months ended March 31, 2006, compared to 34.6% for the corresponding prior year quarter. The reasons for the increase in gross profit and gross profit as a percentage of sales were consistent with those reasons described in the preceding paragraph.

Our ESK Ceramics subsidiary had a gross profit of $10.9 million for the three months ended March 31, 2006, an increase of $3.1 million, or 39.3%, from $7.8 million in the corresponding prior year quarter. As a percentage of net sales, gross profit was 38.2% for the three months ended March 31, 2006, compared to 29.6% for the corresponding prior year quarter. The increase in gross profit as a percentage of net sales for the three months ended March 31, 2006 was the result of increased sales of ceramic powders for armor applications, which carries a substantially higher gross margin than the average of our other products. Improved yields and higher operating leverage also contributed to this increase.

Our Semicon Associates division had gross profit of $0.8 million for the three months ended March 31, 2006, an increase of $378,000, or 91.1%, compared to $415,000 in the prior year quarter. As a percentage of net sales, gross profit was 33.9% for the three months ended March 31, 2006, compared to 21.4% for the corresponding prior year quarter. Improved production rates and higher yields for the production of microwave cathodes contributed to this increase.

Our Thermo Materials division had gross profit of $0.7 million, an increase of $285,000, or 73.8% from $386,000 in the corresponding prior year quarter. As a percentage of net sales, gross profit was 20.9% for the three months ended March 31, 2006, compared to 12.7% for the corresponding prior year quarter. Increased gross profits in the crucible product line contributed to the increase in gross profits for the three months ended March 31, 2006.

Selling Expenses. Our selling expenses were $5.8 million for the three months ended March 31, 2006, an increase of $1.0 million, or 20.3%, from $4.8 million in the corresponding prior year quarter. Selling expenses, as a percentage of net sales, decreased from 6.9% for the three months ended March 31, 2005 to 4.2% for the three months ended March 31, 2006 primarily due to the substantial increase in net sales of body armor, which requires significantly lower selling expenses per dollar of sales than our other products.

General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2006 were $7.0 million, an increase of $2.5 million, or 53.9%, from $4.5 million in the corresponding prior year quarter. An increase in the amount of bonuses accrued as a result of increased operating profits was the primary reason for this increase. General and administrative expenses, as a percentage of net sales, decreased from 6.5% for the three months ended March 31, 2005 to 5.1% of net sales for the three months ended March 31, 2006.

Research and Development. Research and development expenses for the three months ended March 31, 2006 were $2.5 million, an increase of $0.6 million, or 35.5%, from $1.9 million in the corresponding prior year quarter. Research and development expenses, as a percentage of net sales, decreased from 2.7% for the three months ended March 31, 2005 to 1.8% of net sales for the three months ended March 31, 2006.

Other Income (Expense). Other income for the three months ended March 31, 2006 was $1.1 million, an increase of $0.7 million, or 196.2%, compared to $364,000 in the corresponding quarter of 2005. The increase was due primarily to higher interest income received from investing higher cash balances in short-term marketable securities.

Interest Expense. Our interest expense for the three months ended March 31, 2006 was $1.0 million, a decrease of $343,000, or 25.0%, from $1.4 million in the corresponding prior year quarter. The decrease was due to the repayment in December 2005 of our credit facility consisting of a term loan and line of credit, which had a higher interest rate than the convertible debt that we issued in December 2005 to replace it.

Income before Provision for Income Taxes. Our income before provision for income taxes for the three months ended March 31, 2006 was $38.7 million, an increase of $29.0 million, or 300.0%, from $9.7 million in the corresponding prior year quarter

Our Advanced Ceramic Operations division’s income before provision for income taxes for the three months ended March 31, 2006 was $34.3 million, an increase of $26.2 million, or 322.5%, from $8.1 million in the corresponding prior year quarter.

Our ESK Ceramics subsidiary’s income before provision for income taxes for the three months ended March 31, 2006 was $3.7 million, an increase of $2.3 million, or 165.5%, from $1.4 million in the corresponding prior year quarter

Our Semicon Associates division’s income before provision for income taxes for the three months ended March 31, 2006 was $0.5 million, an increase of $320,000, or 144.1%, from $222,000 in the corresponding prior year quarter.

Our Thermo Materials division’s income before provision for income taxes for the three months ended March 31, 2006 was $143,000, an increase of $212,000, compared to a loss of $69,000 before provision for income taxes in the corresponding prior year quarter.

Income Taxes. For the three months ended March 31, 2006, we had a provision for taxes of $14.1 million, an increase of $10.4 million, or 281.9%, from $3.7 million in the corresponding prior year quarter. The effective income tax rate for the three months ended March 31, 2006 was 36.5% compared to 38.2% in the corresponding prior period. The first quarter reduction in the effective tax rate was the result of higher than previously estimated research and development credits and higher extra territorial income exclusions.

Liquidity and Capital Resources

We generally have met our operating and capital requirements with cash flow from operating activities, borrowings under our bank credit facility, and proceeds from the sale of shares of our common stock.

Our net cash position decreased by $33.7 million during the three months ended March 31, 2006, compared to a $2.8 million decrease during the three months ended March 31, 2005. For the three months ended March 31, 2006, cash flow provided by operating activities amounted to $32.4 million compared to $5.3 million during the three months ended March 31, 2005. The primary factors contributing to cash flow from operating activities during the three months ended March 31, 2006 were net income of $24.6 million, depreciation and amortization of $4.1 million, an increase in accounts payable and accrued expenses of $18.9 million, and an increase in income tax payable of $ 10.4 million. Also, contributing to the increase in cash flow from operating activities was a decrease in other receivables of $1.6 million and an increase in accruals for employee benefits that added an aggregate of $319,000. These contributions were offset in part by increases in accounts receivable of $10.0 million, increases in inventories of $10.6 million, increased levels of production tooling of $6.4 million, and increases in other assets and prepaid expenses of $0.8 million. The increases in inventory and tooling were due to the increase in sales and production to support the growth of the ACO segment.

We used $66.7 million of our cash for investing activities, including $6.9 million for capital expenditures and $59.8 million for purchases of short-term investments. A majority of our capital expenditures was for equipment to add armor manufacturing capacity primarily at our Lexington, Kentucky hot press facility and improve productivity.

Financing activities provided cash of $370,000, generated by the tax benefit due to exercises of stock options of $365,000. The effect of exchange rates on cash and cash equivalents due to our investment in ESK Ceramics was $290,000.

During December 2005, the Company issued $121.0 million of 2.875% senior subordinated convertible notes (“Notes”) due December 15, 2035. We received net proceeds of approximately $116.8 million from the Notes offering after deducting offering expenses and underwriting discounts of $4.2 million.

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

In December 2005, the Company established a new unsecured $10.0 million line of credit. As of March 31, 2006, there were no outstanding amounts on the line of credit. However, the available line of credit at March 31, 2006 has been reduced by an outstanding letter of credit in the amount of $2.3 million. The interest rate on the credit line is based on the LIBOR rate for a period of one month, plus a margin of one percent, which equaled 5.8% as of March 31, 2006.

Pursuant to the bank line of credit, the Company is subject to certain covenants, which include, among other things, the maintenance of specified minimum amounts of tangible net worth and quick assets to current liabilities ratio. At March 31, 2006, the Company was in compliance with these covenants.

Our cash, cash equivalents and short-term investments totaled $125.5 million at March 31, 2006, compared to $99.4 million at December 31, 2005. At March 31, 2006, we had working capital of $236.4 million, compared to $211.4 million at December 31, 2005. Our cash position includes amounts denominated in foreign currencies, and the repatriation of those cash balances from our ESK Ceramics subsidiary does not result in additional tax costs. We believe that our current cash and cash equivalents on hand, cash available from the sale of short-term investments, cash available from additional borrowings under our revolving line of credit and cash we expect to generate from operations will be sufficient to finance our anticipated capital and operating requirements for at least the next 12 months. We also may utilize cash, and to the extent necessary, borrowings from time to time to acquire other businesses, technologies or product lines that complement current products, enhance our market coverage, technical capabilities or production capacity, or offer growth opportunities. We have no present commitments or agreements for any material acquisitions.

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

Our debt is primarily comprised of $121.0 million of a convertible note with a fixed coupon rate of 2.875%. The fair value of long-term debt was $133.7 million and is based on quoted market prices at March 31, 2006.

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

Approximately 19% of our revenues for the three months ended March 31, 2006 were derived from operations outside the United States. Our acquisition of ESK Ceramics provided additional revenues that were derived outside the United States. Therefore, we are subject to fluctuations in sales and earnings reported in U.S. dollars as a result of changing currency exchange rates.

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

Changes in Internal Control over Financial Reporting

Our management evaluated our internal control over financial reporting and there have been no changes during the fiscal quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.	Risk Factors

There have been no significant changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2.	Not applicable

Item 3.	Not applicable

Item 4.	Not applicable

Item 5.	Not applicable

Item 6.	Exhibits

(a)	Exhibits:

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CERADYNE, INC.

Date: May 10, 2006	By:	/s/ JERROLD J. PELLIZZON
Jerrold J. Pellizzon
Vice President Chief Financial Officer (Principal Financial and Accounting Officer)

Index to Exhibits

Exhibit	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.