Form 10-Q
period 2006-06-30
CERADYNE INC
filed 2006-10-24
CIK 18937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐                Accelerated filer  ☒                Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 9, 2006
Common Stock, $.01 par value	27,001,622 Shares

Exhibit Index on Page 29

CERADYNE, INC.

CERADYNE, INC.

FORM 10-Q

FOR THE QUARTER ENDED

JUNE 30, 2006

PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements

CERADYNE, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS

(Amounts in thousands)

	June 30, 2006	December 31, 2005
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$41,225	$91,542
Short-term investments	85,751	7,839
Accounts receivable, net of allowances for doubtful accounts of approximately
$656 and $545 at June 30, 2006 and December 31, 2005, respectively	67,631	57,174
Other receivables	4,614	3,309
Inventories, net	84,722	66,318
Production tooling, net	23,974	14,102
Prepaid expenses and other	9,745	8,592
Deferred tax asset	7,131	6,341

TOTAL CURRENT ASSETS	324,793	255,217

PROPERTY, PLANT & EQUIPMENT, net	174,385	153,259
INTANGIBLE ASSETS, net	11,897	6,034
GOODWILL	9,722	9,265
OTHER ASSETS	6,103	6,418

TOTAL ASSETS	$526,900	$430,193

See accompanying condensed notes to Consolidated Financial Statements

CERADYNE, INC.

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY

(Amounts in thousands, except share data)

	June 30, 2006	December 31, 2005
	(Unaudited)
CURRENT LIABILITIES
Accounts payable	$34,734	$23,311
Accrued expenses	25,200	11,878
Income taxes payable	7,123	7,719

TOTAL CURRENT LIABILITIES	67,057	42,908
LONG-TERM DEBT, NET OF CURRENT PORTION	121,000	121,000
EMPLOYEE BENEFITS	12,736	11,229
DEFERRED TAX LIABILITY	4,741	4,536

TOTAL LIABILITIES	205,534	179,673
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Common stock, $.01 par value, 100,000,000 authorized, 26,996,222 and 26,795,774 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	294	292
Additional paid in capital	174,511	170,430
Retained earnings	142,374	88,632
Deferred compensation	—	(1,506)
Accumulated other comprehensive loss	4,187	(7,328)

TOTAL SHAREHOLDERS’ EQUITY	321,366	250,520

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$526,900	$430,193

See accompanying condensed notes to Consolidated Financial Statements

CERADYNE, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)
NET SALES	$162,016	$89,903	$298,363	$159,694
COST OF PRODUCT SALES	98,335	57,353	180,697	105,247

Gross profit	63,681	32,550	117,666	54,447
OPERATING EXPENSES
Selling	5,916	5,495	11,690	10,294
General and administrative	10,377	5,192	17,373	9,737
Research and development	2,677	1,743	5,199	3,604

	18,970	12,430	34,262	23,635

Income from operations	44,711	20,120	83,404	30,812

OTHER INCOME (EXPENSE):
Royalty income	30	30	60	60
Interest income	1,545	64	2,602	172
Interest expense	(1,030)	(1,744)	(2,058)	(3,115)
Miscellaneous	(111)	(59)	(120)	167

	434	(1,709)	484	(2,716)
Income before provision for income taxes	45,145	18,411	83,888	28,096
PROVISION FOR INCOME TAXES	16,016	7,011	30,146	10,711

NET INCOME	$29,129	$11,400	$53,742	$17,385

BASIC INCOME PER SHARE	$1.08	$0.47	$2.00	$0.71

DILUTED INCOME PER SHARE	$1.07	$0.46	$1.97	$0.70

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	26,857	24,500	26,829	24,497
DILUTED	27,325	24,926	27,323	24,960

See accompanying condensed notes to Consolidated Financial Statements

CERADYNE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Six Months Ended June 30,
	2006	2005
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$53,742	$17,385
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY
OPERATING ACTIVITIES:
Depreciation and amortization	8,499	7,379
Deferred income taxes	(350)	2,145
Stock compensation	2,913	147
Loss on equipment disposal	158	—
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(8,968)	440
Other receivables	(1,172)	1,028
Inventories	(15,559)	(17,369)
Production tooling	(8,712)	(3,259)
Prepaid expenses and other assets	(1,670)	(428)
Accounts payable and accrued expenses	22,947	3,314
Income taxes payable	(1,101)	(652)
Tax benefit due to exercise of stock options	—	163
Employee benefits	599	474

NET CASH PROVIDED BY OPERATING ACTIVITIES	51,326	10,767

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(21,528)	(9,667)
Purchases of short-term investments	(77,912)	2,097
Acquisition of a business, net of cash acquired	(6,188)	—
Additional costs of acquisition	—	(1,541)

NET CASH USED IN INVESTING ACTIVITIES	(105,628)	(9,111)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock due to exercise of options	1,062	136
Proceeds from issuance of stock for stock plans	828	—
Payments on long-term debt	—	(550)
Reduction in bank line of credit	—	(2,372)
Tax benefit due to exercise of stock options	1,046	—
Other	(72)	(30)

NET CASH PROVIDED (USED IN) BY FINANCING ACTIVITIES	2,864	(2,816)

EFFECT OF EXCHANGE RATES ON CASH AND EQUIVALENTS	1,121	(733)

DECREASE IN CASH AND CASH EQUIVALENTS	(50,317)	(1,893)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	91,542	4,521

CASH AND CASH EQUIVALENTS, END OF PERIOD	$41,225	$2,628

SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES:
Interest paid	$1,707	$2,772
Income taxes paid	$31,713	$9,925

See accompanying condensed notes to Consolidated Financial Statements

CERADYNE, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement have been included. Operating results for the six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.

The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the Consolidated Financial Statements and Notes to Financial Statements included in Ceradyne’s Annual Report on Form 10-K for the year ended December 31, 2005.

2.	Share Based Compensation

See Note 3 below for information concerning an internal investigation into our 1997 to date stock option grant practices. The information in this Note 2 is qualified by reference to the information set forth in Note 3 to the extent applicable.

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in fiscal 2006. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

The Company adopted SFAS 123(R) using the modified prospective application transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s Consolidated Financial Statements as of and for the six months ended June 30, 2006 reflect the impact of SFAS 123(R). In accordance with this transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Share-based compensation expense recognized under SFAS 123(R) for the three and the six months ended June 30, 2006 was $429,000 and $0.7 million, respectively which was related to stock options and restricted stock units. Additionally, a pretax stock-based compensation charge of approximately $2.2 million was taken in the three and the six months ended June 30, 2006. See further discussion in Note 3.

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the grant-date using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statements of Income. Prior to the adoption of SFAS 123(R), the Company accounted for share-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under the intrinsic value method, no share-based compensation expense related to stock options had been recognized in the Company’s Consolidated Statements of Operations on the basis that the exercise price of the Company’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the grant-date. Specifically, the Company’s original accounting was based upon the understanding that options were granted with no intrinsic value. However, as detailed in Note 3, the Company now believes that certain options were granted with a positive intrinsic value.

Share-based compensation expense is based on the value of the portion of share-based payment awards that is ultimately expected to vest. SFAS 123(R) requires forfeitures to be estimated at the time of grant in order to estimate the amount of share-based awards that will ultimately vest. The forfeiture rate is based on historical rates. Share-based compensation expense recognized in the Company’s Consolidated Statements of Income for the three and six month periods ended June 30, 2006 includes (i) compensation expense for share-based payment awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the pro forma provisions of SFAS 123 and (ii) compensation expense for the share-based payment awards granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). As share-based compensation expense recognized in the Consolidated Statement of Income for the three and six month periods ended June 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. SFAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” (“SFAS 123(R)-3”). The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee share-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee share-based compensation awards that are outstanding upon adoption of SFAS 123(R). The Company has elected to adopt the provisions of SFAS 123(R)-3.

The Company maintains the 1994 Stock Incentive Plan and 2003 Stock Incentive Plan. The 1995 Employee Stock Purchase Plan ended in December 2005.

The Company was authorized to grant options for up to 2,362,500 shares under its 1994 Stock Incentive Plan. The Company has granted options for 2,691,225 shares and has had cancellations of 395,336 shares through June 30, 2006. There are no remaining stock options available to grant under this plan. The options granted under this plan were granted at an exercise price at or above the fair market value of the Company’s common stock at the date of grant, and generally became exercisable over a five-year period for incentive stock options and six months for nonqualified stock options.

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

The Company may grant options and restricted stock units (“Units”) for up to 1,125,000 shares under the 2003 Stock Incentive Plan. The Company has granted options for 475,125 shares and restricted stock units for 127,550 shares under this plan through June 30, 2006. There have been cancellations of 13,000 shares associated with this plan through June 30, 2006. Options generally become exercisable over a five-year period for officers and employees and six months for directors and non-employees. The options under both plans have a life of ten years.

During the quarter ended June 30, 2006, the Company issued 11,000 restricted stock units to certain officers and employees with a grant date fair value of $45.67 per share determined by the closing price of the common stock on the issuance date of June 6, 2006. During the first quarter ended March 30, 2006, the Company issued 39,550 restricted stock units to certain officers and employees with a grant date fair value of $62.07 per share determined by the closing price of the common stock on the issuance date of March 6, 2006. Each Unit represents the right to receive one share of the Company’s Common Stock when the Unit vests. The Company records compensation expense for the amount of the grant date fair value on a straight-line basis over the period during which the restrictions lapse. During the first quarter 2006, unrecognized compensation cost was reclassified in the Company’s Consolidated Balance Sheet from deferred compensation to additional paid in capital in connection with the adoption of SFAS 123(R).

Share-based compensation expense reduced the Company’s results of operations as follows (Dollars in thousands, except per share amounts):

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
Share-based compensation expense recognized:
General and administrative, options	$2,431	$110	$2,580	$110
General and administrative, restricted stock units	207	37	333	37
Related deferred income tax benefit	(915)	(55)	(1,016)	(55)

Decrease in net income	$1,723	$92	$1,897	$92

Decrease in basic earnings per share	$0.06	$0.00	$0.07	$0.00

Decrease in diluted earnings per share	$0.06	$0.00	$0.07	$0.00

The amounts above include the impact of recognizing compensation expense related to non-qualified stock options.

The following table illustrates the effect on net income and earnings per share for the three and the six months ended June 30, 2005, as if the Company had applied the fair value recognition provisions of SFAS 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS 148”) (Dollars in thousands, except per share amounts):

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net income, as reported	$11,400	$17,385
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	139	503

Pro forma net income	$11,261	$16,882

Net income per share:
Basic - as reported	$0.47	$0.71

Basic - pro forma	$0.46	$0.69

Diluted - as reported	$0.46	$0.70

Diluted - pro forma	$0.45	$0.68

The Company calculates expected volatility based on historical data of the Company’s common stock. The risk-free interest rate assumption is based upon observed interest rate appropriate for the term of the Company’s employee stock options. The dividend yield assumption is based on the Company’s intent not to issue a dividend under its dividend policy. The expected holding period assumption was estimated based on historical experience.

The following is a summary of stock option and restricted stock unit activity:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2005	977,870	$8.73
Options granted	—	—
Options exercised	(171,260)	$6.20
Options cancelled	(450)	$2.98

Outstanding at June 30, 2006	806,160	$9.27

Exercisable at June 30, 2006	506,910	$8.12

	Restricted Stock Units	Weighted Average Grant Fair Value
Non-vested units at December 31, 2005	77,000	$22.44
Granted	50,550	$58.50
Vested	(16,450)	$22.46
Forfeited	(1,000)	$22.68

Non-vested units at June 30, 2006	110,100	$38.99

As of June 30, 2006, there was $2.0 million of total unrecognized compensation cost related to 299,250 non-vested outstanding stock options, with a per share weighted average value of $11.21. The unrecognized expense is anticipated to be recognized on a straight-line basis over a weighted average period of 3.0 years. In addition, the aggregate intrinsic value of stock options exercised for the six months ended June 30, 2006 was $7.2 million.

As of June 30, 2006, there was approximately $4.1 million of total unrecognized compensation cost related to non-vested restricted stock units granted under the 2003 Stock Incentive Plan. That cost is expected to be recognized over a weighted average period of 4.3 years.

The following table summarizes information regarding options outstanding and options exercisable at June 30, 2006:

	Outstanding				Exercisable
Range of Exercise Prices	Number of Options	Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (000s)	Number of Options	Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (000s)
$1.44 - $2.81	139,350	5.15	$2.02	$6,524	75,000	4.18	$1.90	$3,521
$2.98 - $3.58	287,035	5.23	$3.10	$13,131	227,635	5.06	$3.09	$10,415
$10.53 - $10.54	175,100	7.19	$10.53	$6,708	105,575	7.19	$10.53	$4,045
$18.80 - $24.07	204,675	8.20	$21.76	$5,543	98,700	8.15	$21.85	$2,664

Total	806,160	6.40	$9.27	$31,906	506,910	5.98	$8.12	$20,645

3.	Review of Historical Stock Option Grant Procedures

In July 2006, the Company voluntarily initiated a review of its historical stock option grant practices and related accounting treatment. The review was conducted by a Special Committee comprised of three independent members of the Company’s Board of Directors, with the assistance of independent legal counsel and forensic accounting experts. The scope of the Special Committee’s review included all stock options granted by the Company from January 1997 through September 2003. The Special Committee has completed its review.

Until September 2003, stock option grants generally were approved by unanimous written consents signed by the members of the Stock Option Committee of the Board of Directors. Throughout this period, the Stock Option Committee consisted of the CEO and one other non-management Director. The date specified as the grant date in each unanimous written consent was used (i) to determine the exercise price of the options and (ii) as the accounting measurement date.

The review found that from January 1997 through September 2003, the date selected by management as the grant date and accounting measurement date was the date specified in the unanimous written consent, but that, in all but one case, the unanimous written consents were not prepared, approved or executed by the Company’s Stock Option Committee until a later date. There were a total of 23 grant dates from January 1997 through September 2003. The Company’s CEO was responsible for selecting the grant dates and followed a consistent practice of seeking low grant prices and he was unaware of the accounting implications of the method he used. Therefore, the use of the date specified in the unanimous written consent as the accounting measurement date was incorrect in all but one case. The proper accounting measurement date was the date the unanimous written consent was signed by the members of the Stock Option Committee.

Based upon information gathered during the review by independent legal counsel, the Special Committee and the Board of Directors have concluded that, while the Company applied an option price date selection practice that resulted in the use of incorrect accounting measurement dates for options granted between January 1997 and September 2003, the accounting errors resulting from the use of incorrect measurement dates were not the product of any deliberate or intentional misconduct by the Company or its executives, staff or Board of Directors. However, as a result of using revised measurement dates for options granted from January 1997 through September 2003, the Company recorded a charge in the second quarter ended June 30, 2006 of $3.4 million ($2.3 million after income taxes) pertaining to the years ended December 31, 1997 to 2005 and the six months ended June 30, 2006 (the “Stock-Based Charge”). The Stock-Based Charge was included as a component of general and administrative expenses in the consolidated statements of income as this is where the affected individual’s normal compensation costs are recorded. The Stock-Based Charge includes non-cash compensation expense of $2.2 million ($1.4 million after income taxes) primarily related to stock option grants made during the period from January 1997 through September 2003 that should have been measured as compensation cost at the actual stock option grant dates, and subsequently amortized to expense over the vesting period for each stock option grant. The Stock-Based Charge also includes $1.2 million ($0.9 million after income taxes) of estimated additional employment and other taxes that are expected to become payable.

From September 2003 to February 2005, all stock option grants have been approved at meetings held by the Stock Option Committee, and, since February 2005, all stock option grants have been approved at meetings held by the Compensation Committee of the Board of Directors. The dates of these meetings have been used correctly as the accounting measurement date for all stock options granted since September 2003.

Had this estimated Stock-Based Charge been reflected, as and when incurred, in the Company’s results of operations for prior years, the impact on net income for Ceradyne’s fiscal years ended December 31 would have been a reduction of $21,000 in 1997, a reduction of $45,000 in 1998, a reduction of $47,000 in 1999, a reduction of $104,000 in 2000, a reduction of $269,000 in 2001, a reduction of $74,000 in 2002, a reduction of $347,000 in 2003, a reduction of $611,000 in 2004, and a reduction of $324,000 in 2005. As of June 30, 2006, the total remaining incremental stock-based compensation charge related to these stock option grants that are expected to vest in future periods with a revised accounting measurement date is immaterial. There was no impact on revenue or net cash provided by operating activities as a result of the estimated compensation charge.

The Company does not believe that a restatement of its prior-period financial statements is required for the Stock-Based Charge. Based on the materiality guidelines contained in SEC Staff Accounting Bulletin No. 99, Materiality (SAB 99), the Company believes that the Stock-Based Charge is not material to any of the individual prior periods affected and the aggregate Stock-Based Charge is not material to the expected results for the year ending December 31, 2006.

Stock options that were granted during the period of January 1997 through September 2003 with an exercise price less than the fair market value of the common stock on the revised measurement date and which were not vested as of December 31, 2004, may constitute deferred compensation under Section 409A of the Internal Revenue Code. For those options that were still outstanding at June 30, 2006, the Company expects to modify the terms of the options so that the affected option holders will be able to avoid the adverse tax consequences imposed by Section 409A. The Company may decide to compensate employees for adverse tax consequences they suffer as a result of the revised measurement dates due to Section 409A or otherwise. However, a final decision on this matter will not be made until the Department of the Treasury issues final regulations related to Section 409A of the Internal Revenue Code, which is expected to occur later this year. Any such compensation that the Company elects to make to the employees for any negative tax effects would be recorded at the time that a decision is made as to this matter. However, the Company does not expect such additional compensation to be material.

On August 28, 2006, the current members of Ceradyne’s Board of Directors amended all unexercised stock options they hold which have an exercise price that is less than the price of the Company’s common stock on the actual date of grant, by increasing the exercise price to an amount equal to the closing price of the common stock as of the actual grant date. As of August 31, 2006, all current executive officers of the Company also amended unexercised stock options they hold which have an exercise price that is less than the price of the Company’s common stock on the actual date of grant, by increasing the exercise price to an amount equal to the closing price of the common stock as of the actual grant date.

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

The following is a summary of the number of shares used for the computation of net income per common and potential common shares (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Weighted average number of shares outstanding	26,857	24,500	26,829	24,497
Dilutive stock options	447	426	448	463
Dilutive restricted stock units	21	—	46	—

Number of shares used in diluted computations	27,325	24,926	27,323	24,960

The number of shares outstanding and earnings per share have been adjusted to reflect the three-for-two stock split in the form of a 50% stock dividend distributed on January 18, 2005.

5.	Acquisitions

On June 30, 2006, the Company completed the purchase of certain assets and technology related to the “Boral®” product line of AAR Manufacturing, Inc., a subsidiary of AAR Corp. The purchase price for the acquisition was approximately $6.2 million consisting of all cash. The Company considers this to be an immaterial acquisition.

The purchase price was allocated as follows (in thousands):

AAR Manufacturing, Inc.
Net tangible assets	$643
Customer relationships (estimated useful life of 10 years)	5,545

Total purchase price	$6,188

6.	Composition of Certain Financial Statement Captions

Inventories are valued at the lower of cost (first in, first out) or market. Inventory costs include the cost of material, labor and manufacturing overhead. The following is a summary of the inventory components as of June 30, 2006 and December 31, 2005 (in thousands):

	June 30, 2006	December 31, 2005
Raw materials	$22,308	$17,643
Work-in-process	34,448	28,832
Finished goods	27,966	19,843

Total inventories	$84,722	$66,318

Property, plant and equipment is recorded at cost and consists of the following (in thousands):

	June 30, 2006	December 31, 2005
Land	$9,935	$9,085
Buildings and improvements	59,842	49,607
Machinery and equipment	129,415	116,284
Leasehold improvements	14,134	13,605
Office equipment	11,516	9,130
Construction in progress	7,217	4,158

	$232,059	$201,869
Less accumulated depreciation and amortization	(57,674)	(48,610)

	$174,385	$153,259

The components of intangible assets are as follows (in thousands):

	June 30, 2006			December 31, 2005
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets:
Backlog	$525	$525	$—	$525	$525	$—
Developed technology	4,873	575	4,298	4,327	347	3,980
Customer relationships	5,545	—	5,545	—	—	—

	10,943	1,100	9,843	4,852	872	3,980
Non-amortizing tradename	2,054	—	2,054	2,054	—	2,054

Total intangible assets	$12,997	$1,100	$11,897	$6,906	$872	$6,034

Amortization of definite-lived intangible assets will be approximately $1.1 million in each of the fiscal years 2006 through 2009.

7.	Recent Accounting Pronouncements

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

In June 2006, the FASB issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes. FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 will be effective for fiscal years beginning after December 15, 2006 (our fiscal year 2007) and the provisions of FIN 48 will be applied to all tax positions under Statement No. 109 upon initial adoption. The cumulative effect of applying the provisions of this interpretation will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. The Company is currently evaluating the potential impact of FIN 48 on its consolidated financial statements.

In June 2006, the Emerging Issues Task Force (“EITF”) issued EITF 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation)” to clarify diversity in practice on the presentation of different types of taxes in the financial statements. The Task Force concluded that, for taxes within the scope of the issue, a company may adopt a policy of presenting taxes either gross within revenue or net. That is, it may include charges to customers for taxes within revenues and the charge for the taxes from the taxing authority within cost of sales, or, alternatively, it may net the charge to the customer and the charge from the taxing authority. If taxes subject to EITF 06-3 are significant, a company is required to disclose its accounting policy for presenting taxes and the amounts of such taxes that are recognized on a gross basis. The guidance in this consensus is effective for the first interim reporting period beginning after December 15, 2006 (the first quarter of our fiscal year 2007). We do not expect the adoption of EITF 06-3 will have a material impact on our results of operations, financial position or cash flow.

8.	Convertible Debt and Credit Facility

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

The Company is obligated to pay contingent interest to the holders of the Notes during any six-month period from June 15 to December 14 and from December 15 to June 14, commencing with the six-month period beginning December 20, 2010 and ending on June 14, 2011, if the average trading price of the note for the five trading day period ending on the third trading day immediately preceding the first day of the relevant contingent interest period equals $1,200 (120% of the principal amount of a note) or more. The amount of contingent interest payable per note for any relevant contingent interest period shall equal 0.25% per annum of the average trading price of a note for the five trading day period ending on the third trading day immediately preceding the first day of the relevant contingent interest period. This contingent interest payment feature represents an embedded derivative. However, based on the de minimus value associated with this feature, no value has been assigned at issuance and at June 30, 2006.

On or prior to the maturity date of the Notes, upon the occurrence of a fundamental change, under certain circumstances, the Company will provide for a make whole amount by increasing, for the time period described herein, the conversion rate by a number of additional shares for any conversion of the Notes in connection with such fundamental change transactions. The amount of additional shares will be determined based on the price paid per share of Ceradyne’s common stock in the transaction constituting a fundamental change and the effective date of such transaction. This make whole premium feature represents an embedded derivative. Since this feature has no measurable impact on the fair value of the Notes and no separate trading market exists for this derivative, the value of the embedded derivative was determined to be de minimus. Accordingly, no value has been assigned at issuance or at June 30, 2006.

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

In December 2005, the Company established a new unsecured $10.0 million line of credit. As of June 30, 2006, there were no outstanding amounts on the line of credit. However, the available line of credit at June 30, 2006 has been reduced by an outstanding letter of credit in the amount of $2.3 million. The interest rate on the credit line is based on the LIBOR rate for a period of one month, plus a margin of one percent, which equaled 6.3% as of June 30, 2006.

Pursuant to the bank line of credit, the Company is subject to certain covenants, which include, among other things, the maintenance of specified minimum amounts of tangible net worth and quick assets to current liabilities ratio. At June 30, 2006, the Company was in compliance with these covenants.

9.	Disclosure About Segments of an Enterprise and Related Information

The Company serves its markets and manages its business through five operating segments, each of which has its own manufacturing facilities and administrative and selling functions. The Company’s Advanced Ceramic Operations, located in Costa Mesa, Irvine, and San Diego, California, Lexington, Kentucky and Wixom, Michigan, primarily produces armor and orthodontic products, diesel engine parts, components for semiconductor equipment, and houses the Company’s sintered reaction bonded silicon nitride (SRBSN) research and development activities. The Company’s cathode development and production are handled through its Semicon Associates division located in Lexington, Kentucky. Fused silica products, including missile radomes, are produced at the Company’s Thermo Materials division located in Scottdale and Clarkson, Georgia. The Company’s ESK Ceramics operation is located in Kempten, Germany and Bazet, France. This subsidiary produces ceramic powders, including boron carbide powder for ceramic body armor, evaporation boats for metallization, functional and frictional coatings utilized in the automotive and textile industries, high performance pump seals, bearings for fluid handling, and refractory products. The Company added a fifth operating segment in June 2006, when its newly formed subsidiary, Ceradyne Canada, acquired certain assets, including a building, equipment and technology, related to the production of structural neutron absorbing materials. The building and operations of Ceradyne Canada are located in Chicoutimi, Canada.

Ceradyne’s five segment facilities and products are summarized in the following table:

Operating Segment and Facility Location	Products

Ceradyne Advanced Ceramic Operations	Defense Applications: • Lightweight ceramic armor

Costa Mesa, Irvine and San Diego, California(1) Approximately 289,000 square feet	Industrial Applications: • Ceralloy® 147 SRBSN wear parts • Precision ceramics

Lexington, Kentucky(2) Approximately 115,000 square feet	Automotive/Diesel Applications: • Ceralloy® 147 SRBSN automotive/diesel engine parts

Wixom, Michigan(3) Approximately 29,000 square feet	Commercial Applications: • Ceramic orthodontic brackets • Components for medical devices

Operating Segment and Facility Location	Products

ESK Ceramics Kempten, Germany(4) Approximately 544,000 square feet Bazet, France(5) Approximately 88,000 square feet	Defense Applications: • Boron carbide powders for body armor Industrial Applications: • Ceramic powders: boron carbide, boron nitride, titanium diboride, calcium hexaboride and zirconium diboride

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

Ceradyne Thermo Materials Scottdale and Clarkston, Georgia(7) Approximately 132,000 square feet

Defense Applications:

•     Missile radomes (nose cones)

Industrial Applications:

•     Glass tempering rolls

•     Metallurgical tooling

•     Castable and other fused silica products

•     Crucibles for photovoltaic solar cell applications

Ceradyne Canada Chicoutimi, Canada(8) Approximately 86,000 square feet	Industrial Applications: • Boral® structural neutron absorbing materials • Metal matrix composite structures

(1)	We have leases on our facilities in Costa Mesa, California, aggregating approximately 99,000 square feet, all of which expire in October 2010. We own a 40,000 square foot facility in Irvine, California. We also lease in Irvine, California: a 24,000 square foot facility that expires in April 2009, a 76,000 square foot facility that expires in April 2011, and we have a month to month lease on a 40,000 square foot facility. We have a lease on our 10,000 square foot facility in San Diego, California, which expires in December 2006.

(2)	We own our facility in Lexington, Kentucky.

(3)	We have a lease on our Wixom, Michigan facility, which expires in April 2010.

(4)	We own our facility in Kempten, Germany, as well as the 22-acre property on which our facility is located.

(5)	We own our facility in Bazet, France, as well as the four-acre property on which our facility is located.

(6)	We own our facility in Lexington, Kentucky, as well as the five-acre property on which our facility is located.

(7)	We have a lease on our 85,000 square foot facility in Scottdale, Georgia, which expires in December 2015. We have a lease on our 47,000 square foot facility in Clarkston, Georgia, which expires in May 2009.

(8)	We own our facility in Chicoutimi, Canada, as well as the seven-acre property on which our facility is located.

The financial information for all segments is presented below (in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
Revenue from External Customers
ACO	$128,645	$56,884	$230,886	$95,208
ESK Ceramics	27,411	28,054	55,958	54,540
Semicon Associates	2,346	1,801	4,688	3,742
Thermo Materials	3,614	3,164	6,831	6,204
Ceradyne Canada	—	—	—	—

Total	$162,016	$89,903	$298,363	$159,694

Depreciation and Amortization
ACO	$1,829	$1,333	$3,519	$2,650
ESK Ceramics	2,188	2,003	4,275	4,068
Semicon Associates	90	95	182	195
Thermo Materials	277	256	523	466
Ceradyne Canada	—	—	—	—

Total	$4,384	$3,687	$8,499	$7,379

Segment Income before Provision for Income Taxes
ACO	$41,134	$15,355	$75,448	$23,477
ESK Ceramics	3,410	3,120	7,154	4,530
Semicon Associates	367	173	909	395
Thermo Materials	258	(237)	401	(306)
Ceradyne Canada	(24)	—	(24)	—

Total	$45,145	$18,411	$83,888	$28,096

Segment Assets
ACO	$314,994	$134,431	$314,994	$134,431
ESK Ceramics	177,192	162,986	177,192	162,986
Semicon Associates	6,461	5,849	6,461	5,849
Thermo Materials	13,328	12,901	13,328	12,901
Ceradyne Canada	14,925	—	14,925	—

Total	$526,900	$316,167	$526,900	$316,167

Expenditures for PP&E
ACO	$4,852	$2,136	$10,088	$5,235
ESK Ceramics	1,266	2,240	2,428	2,926
Semicon Associates	102	82	159	162
Thermo Materials	395	441	853	1,344
Ceradyne Canada	8,000	—	8,000	—

Total	$14,615	$4,899	$21,528	$9,667

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
U.S. Net Sales
ACO	77%	58%	75%	55%
ESK Ceramics	4%	11%	5%	11%
Semicon Associates	1%	2%	1%	1%
Thermo Materials	1%	2%	1%	2%
Ceradyne Canada	0%	0%	0%	0%

Total	83%	73%	82%	69%

Foreign Net Sales
ACO	2%	3%	2%	3%
ESK Ceramics	14%	22%	14%	26%
Semicon Associates	0%	0%	1%	0%
Thermo Materials	1%	2%	1%	2%
Ceradyne Canada	0%	0%	0%	0%

Total	17%	27%	18%	31%

Total Net Sales
ACO	79%	61%	77%	58%
ESK Ceramics	18%	33%	19%	37%
Semicon Associates	1%	2%	2%	1%
Thermo Materials	2%	4%	2%	4%
Ceradyne Canada	0%	0%	0%	0%

Total	100%	100%	100%	100%

Note: Foreign sales for ESK Ceramics are sales to non-U.S. countries including the principal countries of Germany, France, Denmark and Italy.

The following is revenue by product line for ACO (in thousands):

	Three months Ended June 30,		Six months Ended June 30,
	2006	2005	2006	2005
Armor	$118,438	$47,678	$211,602	$76,891
Automotive	4,672	4,349	8,798	7,985
Orthodontics	2,663	2,481	4,948	5,146
Industrial	2,872	2,376	5,538	5,186

	$128,645	$56,884	$230,886	$95,208

10.	Pension Plans

In connection with the acquisition of ESK Ceramics in August 2004, the Company sponsors a defined benefit pension plan in Germany related to its ESK Ceramics employees. Components of net periodic benefit cost under this plan were (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Service cost	$546	$346	$1,063	$693
Interest cost	457	402	891	809
Expected return on plan assets	(550)	(398)	(1,058)	(813)
Amortization of unrecognized gain	20	4	42	8

Net periodic benefit cost	$473	$354	$938	$697

Contributions made by the Company were $304,000 and $312,000, respectively, for the six months ended June 30, 2006 and 2005.

11.	Commitments and Contingencies

The Company leases certain of its manufacturing facilities under noncancelable operating leases expiring at various dates through October 2015. The Company incurred rental expense under these leases of $1.3 million and $0.5 million for the six months ended 2006 and 2005, respectively. The approximate minimum rental commitments required under existing noncancelable leases as of June 30, 2006 are as follows (in thousands):

2006	$1,273
2007	2,459
2008	2,382
2009	2,179
Thereafter	3,318

$11,611

On August 11, 2006, a shareholder derivative complaint was filed in the California Superior Court for Orange County by Fritz J. Moennighoff, Case Number 06-CC-00156. On August 25, 2006, a shareholder derivative complaint was filed in the California Superior Court for Orange County by Larry Menning, Case Number 06-CC-00175. On August 28, 2006, a shareholder derivative complaint was filed in the California Superior Court for Orange County by Rhoda Kubrick, Case Number 06-CC-00176. On September 19, 2006, a shareholder derivative complaint was filed in the California Superior Court for Orange County by John King, Case Number 06-CC-00193. All four complaints were brought purportedly on behalf of the Company against certain of the Company’s current and former directors and executive officers. The complaints assert claims for, among other things, breaches of fiduciary duty by directors and executive officers related to backdating of stock options. The complaints seek to require the individual defendants to rescind stock options they received which have an exercise price below the closing price of the Company’s common stock on the date of grant, to disgorge the proceeds of options exercised, to reimburse the Company for damages of an unspecified amount, and also seek certain equitable relief, attorneys’ fees and costs. The plaintiff in the Kubrick case requested voluntary dismissal of her complaint in the Superior Court on or before September 29, 2006, and filed a substantially identical complaint on September 29, 2006, in the United States District Court for the Central District of California, Case No. SA CV 06-919 JVS (PJWx). The plaintiff in the King case requested voluntary dismissal of his complaint in the Superior Court on or before September 29, 2006, and filed a substantially identical complaint on September 29, 2006, in the United States District Court for the Central District of California, Case No. SA CV 06-920 JVS (PJWx). We intend to take all appropriate action in response to these lawsuits. The impact of the outcome of these lawsuits is undeterminable at this time.

12.	Comprehensive Income

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

Comprehensive income for the six months ended June 30, 2006 and 2005 was (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Net income	$29,129	$11,400	$53,742	$17,385
Foreign currency translation	7,952	(10,359)	11,587	(16,870)
Unrealized (losses) on investments	(20)	57	(72)	(29)

Comprehensive income	$37,061	$1,098	$65,257	$486

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Preliminary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains statements which may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934. One generally can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “may,” “will,” “expects,” “intends,” “estimates,” “anticipates,” “plans,” “seeks,” or “continues,” or the negative thereof, or variations thereon, or similar terminology. Forward-looking statements regarding future events and the future performance of the Company involve risks and uncertainties that could cause actual results to differ materially. Reference is made to the risks and uncertainties which are described in this report in Note 11 “Commitments and Contingencies” of the Condensed Notes to Consolidated Financial Statements, in this Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in Part II, Item 1A under the caption “Risk Factors.” Reference is also made to the risks and uncertainties described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as filed with the Securities and Exchange Commission, in Item 1A under the caption “Risk Factors,” and in Item 7 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Overview

We develop, manufacture and market advanced technical ceramic products, ceramic powders and components for defense, industrial, automotive/diesel and commercial applications. Our products include:

•	lightweight ceramic armor for soldiers and other military applications;

•	ceramic industrial components for erosion and corrosion resistant applications;

•	ceramic powders, including boron carbide, boron nitride, titanium diboride, calcium hexaboride, and zirconium diboride, which are used in manufacturing armor and a broad range of industrial products;

•	evaporation boats for metallization of materials for food packaging and other products;

•	durable, reduced friction, ceramic diesel engine components;

•	functional and frictional coatings primarily for automotive applications;

•	translucent ceramic orthodontic brackets;

•	ceramic-impregnated dispenser cathodes for microwave tubes, lasers and cathode ray tubes;

•	ceramic crucibles for melting silicon in the photovoltaic solar cell manufacturing process;

•	ceramic missile radomes (nose cones) for the defense industry;

•	structural neutron absorbing materials; and

•	metal matrix composite structures.

Our customers include the U.S. government, prime government contractors and large industrial, automotive, diesel and commercial manufacturers in both domestic and international markets.

We categorize our products into four market applications. The table below shows the percentage contribution to our total sales of each market application in the different time periods.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2006	2005	2006	2005
Defense	76.0%	58.3%	75.0%	52.9%
Industrial	16.0	27.9	17.0	31.4
Automotive/Diesel	6.0	8.6	6.0	9.6
Commercial	2.0	5.2	2.0	6.1

Total	100.0%	100.0%	100.0%	100.0%

The principal factors contributing to our recent growth in sales are increased demand by the U.S. military for ceramic body armor that protects soldiers and our acquisition of ESK Ceramics in August 2004. The operations of ESK Ceramics have been consolidated with ours since September 1, 2004.

Military conflicts in Iraq and Afghanistan, as well as an increasingly unstable geopolitical climate and the heightened risk of international conflicts, have resulted in increased orders for our ceramic body armor in each year since 2001. We were awarded an Indefinite Delivery/Indefinite Quantity contract by the U.S. Army in August 2004 with a maximum value of $461.0 million. Through July 2006, seven delivery orders totaling approximately $334.8 million have been issued to us under this contract. We have also received a number of other orders for ceramic body armor, not covered by the Indefinite Delivery/Indefinite Quantity contract, from the Army and other branches of the U.S. military. In January 2006, we received our first production order for enhanced side ballistic inserts, referred to as ESBI, or side plates, which are designed to protect the side areas of a soldier’s torso when used in conjunction with our ESAPI ceramic body armor plates. This delivery order, which totals $70.0 million, was issued to us by the U.S. Army. In June 2006, we were awarded an Indefinite Delivery/Indefinite Quantity contract by the U.S. Army with a maximum value of $611.7 million for ESBI plates. Based on our current backlog, we expect our shipments of ceramic body armor to be higher in fiscal year 2006 than in 2005. However, unless we receive additional orders under existing contracts or are successful in obtaining new contracts for ceramic body armor, our shipments of ceramic body armor will decline materially in 2007 from levels we expect to achieve in 2006. Moreover, government contracts typically may be cancelled by the government at any time without penalty. For the next several quarters, and perhaps longer, demand for ceramic body armor is likely to be the most significant factor affecting our sales.

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

During the quarter ended March 31, 2005, the U.S. military directed us to modify the specifications of the lightweight ceramic body armor that we had been manufacturing, from the version commonly referred to as SAPI (small arms protective insert), to a revised requirement commonly referred to as ESAPI (enhanced small arms protective insert). The revised requirement is more difficult to manufacture than the SAPI version. We have developed five new designs to meet the revised requirement, all of which have been approved by the government, and we intend to continue to develop additional, improved armor designs. During the quarter ended June 30, 2006, nearly all of the body armor we shipped consisted of our new designs that meet the revised requirement.

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

Our order backlog was approximately $256.6 million as of June 30, 2006, compared to approximately $215.6 million as of June 30, 2005. Orders for ceramic armor represented approximately $225.4 million, or 87.8% of the total backlog as of June 30, 2006, and approximately $156.3 million, or 72.5% of the total backlog as of June 30, 2005. We expect that substantially all of our order backlog as of June 30, 2006 will be shipped during the next 12 months.

Review of Historical Stock Option Grant Procedures

In July 2006, the Company voluntarily initiated a review of its historical stock option grant practices and related accounting treatment. The review was conducted by a Special Committee comprised of three independent members of the Company’s Board of Directors, with the assistance of independent legal counsel and forensic accounting experts. The scope of the Special Committee’s review included all stock options granted by the Company from January 1997 through September 2003. The Special Committee has completed its review.

Until September 2003, stock option grants generally were approved by unanimous written consents signed by the members of the Stock Option Committee of the Board of Directors. Throughout this period, the Stock Option Committee consisted of the CEO and one other non-management Director. The date specified as the grant date in each unanimous written consent was used (i) to determine the exercise price of the options and (ii) as the accounting measurement date.

The review found that from January 1997 through September 2003, the date selected by management as the grant date and accounting measurement date was the date specified in the unanimous written consent, but that, in all but one case, the unanimous written consents were not prepared, approved or executed by the Company’s Stock Option Committee until a later date. There were a total of 23 grant dates from January 1997 through September 2003. The Company’s CEO was responsible for selecting the grant dates and followed a consistent practice of seeking low grant prices and he was unaware of the accounting implications of the method he used. Therefore, the use of the date specified in the unanimous written consent as the accounting measurement date was incorrect in all but one case. The proper accounting measurement date was the date the unanimous written consent was signed by the members of the Stock Option Committee.

Based upon information gathered during the review by independent legal counsel, the Special Committee and the Board of Directors have concluded that, while the Company applied an option price date selection practice that resulted in the use of incorrect accounting measurement dates for options granted between January 1997 and September 2003, the accounting errors resulting from the use of incorrect measurement dates were not the product of any deliberate or intentional misconduct by the Company or its executives, staff or Board of Directors. However, as a result of using revised measurement dates for options granted from January 1997 through September 2003, the Company recorded a charge in the second quarter ended June 30, 2006 of $3.4 million ($2.3 million after income taxes) pertaining to the years ended December 31, 1997 to 2005 and the six months ended June 30, 2006 (the “Stock-Based Charge”). The Stock-Based Charge was included as a component of general and administrative expenses in the consolidated statements of income as this is where the affected individual’s normal compensation costs are recorded. The Stock-Based Charge includes non-cash compensation expense of $2.2 million ($1.4 million after income taxes) primarily related to stock option grants made during the period from January 1997 through September 2003 that should have been measured as compensation cost at the actual stock option grant dates, and subsequently amortized to expense over the vesting period for each stock option grant. The Stock-Based Charge also includes $1.2 million ($0.9 million after income taxes) of estimated additional employment and other taxes that are expected to become payable.

From September 2003 to February 2005, all stock option grants have been approved at meetings held by the Stock Option Committee, and, since February 2005, all stock option grants have been approved at meetings held by the Compensation Committee of the Board of Directors. The dates of these meetings have been used correctly as the accounting measurement date for all stock options granted since September 2003.

Had this estimated Stock-Based Charge been reflected, as and when incurred, in the Company’s results of operations for prior years, the impact on net income for Ceradyne’s fiscal years ended December 31 would have been a reduction of $21,000 in 1997, a reduction of $45,000 in 1998, a reduction of $47,000 in 1999, a reduction of $104,000 in 2000, a reduction of $269,000 in 2001, a reduction of $74,000 in 2002, a reduction of $347,000 in 2003, a reduction of $611,000 in 2004, and a reduction of $324,000 in 2005. As of June 30, 2006, the total remaining incremental stock-based compensation charge related to these stock option grants that are expected to vest in future periods with a revised accounting measurement date is immaterial. There was no impact on revenue or net cash provided by operating activities as a result of the estimated compensation charge.

The Company does not believe that a restatement of its prior-period financial statements is required for the Stock-Based Charge. Based on the materiality guidelines contained in SEC Staff Accounting Bulletin No. 99, Materiality (SAB 99), the Company believes that the Stock-Based Charge is not material to any of the individual prior periods affected and the aggregate Stock-Based Charge is not material to the expected results for the year ending December 31, 2006.

Stock options that were granted during the period of January 1997 through September 2003 with an exercise price less than the fair market value of the common stock on the revised measurement date and which were not vested as of December 31, 2004, may constitute deferred compensation under Section 409A of the Internal Revenue Code. For those options that were still outstanding at June 30, 2006, the Company expects to modify the terms of the options so that the affected option holders will be able to avoid the adverse tax consequences imposed by Section 409A. The Company may decide to compensate employees for adverse tax consequences they suffer as a result of the revised measurement dates due to Section 409A or otherwise. However, a final decision on this matter will not be made until the Department of the Treasury issues final regulations related to Section 409A of the Internal Revenue Code, which is expected to occur later this year. Any such compensation that the Company elects to make to the employees for any negative tax effects would be recorded at the time that a decision is made as to this matter. However, the Company does not expect such additional compensation to be material.

On August 28, 2006, the current members of Ceradyne’s Board of Directors amended all unexercised stock options they hold which have an exercise price that is less than the price of the Company’s common stock on the actual date of grant, by increasing the exercise price to an amount equal to the closing price of the common stock as of the actual grant date. As of August 31, 2006, all current executive officers of the Company also amended unexercised stock options they hold which have an exercise price that is less than the price of the Company’s common stock on the actual date of grant, by increasing the exercise price to an amount equal to the closing price of the common stock as of the actual grant date.

Results of Operations for the Three and Six Months Ended June 30, 2006

Net Sales. Our net sales for the three months ended June 30, 2006 were $162.0 million, an increase of $72.1 million, or 80.2%, from $89.9 million of net sales in the corresponding quarter of the prior year. Net sales for the six months ended June 30, 2006 were $298.4 million, an increase of $138.7 million, or 86.8%, from $159.7 million of net sales in the corresponding prior year period.

Net sales for our Advanced Ceramic Operations division for the three months ended June 30, 2006 were $128.6 million, an increase of $71.7 million, or 126.2% from the $56.9 million in the corresponding quarter of the prior year. The primary reason for this improvement was the shipment of $118.4 million of ceramic body and other armor components for defense customers, an increase of $70.7 million, or 148.2%, from the $47.7 million of ceramic armor shipments in the second quarter of 2006. This increase in net sales of lightweight body armor for military personnel was caused by delivery of orders that were received in the fourth quarter of 2005 and the first quarter of 2006 from the U.S. Department of Defense. Net sales for our automotive/diesel component product line were $4.7 million, an increase of $367,000, or 8.5%, from the $4.3 million in the corresponding quarter of the prior year. The primary reason for this increase is that our customers are producing more heavy-duty diesel truck engines due to an increase in orders for diesel trucks. Net sales of our orthodontic brackets product line were $2.7 million, an increase of $184,000, or 7.4%, from net sales of $2.5 million in the corresponding quarter of the prior year.

For the six month period ended June 30, 2006, net sales for the Advanced Ceramic Operations division were $230.9 million, an increase of $135.7 million, or 142.5% from the $95.2 million in the corresponding prior year period. The primary reason for this improvement was the shipment of $211.6 million of ceramic body and other armor components for defense customers, an increase of $134.7 million, or 175.2%, from the $76.9 million of ceramic armor shipments in the corresponding prior year period. This increase in net sales of lightweight body armor for military personnel was caused by delivery of orders that were received in the fourth quarter of 2005 and the first quarter of 2006 from the U.S. Department of Defense. Net sales for our automotive/diesel component product line were $8.8 million, an increase of $0.9 million, or 11.9%, from the $7.9 million in the corresponding prior year period. The primary reason for this increase is that our customers are producing more heavy-duty diesel truck engines due to an increase in orders. Net sales of our orthodontic brackets product line were $4.9 million, a decrease of $197,000, or 3.8%, from net sales of $5.1 million in the corresponding prior year period.

Our ESK Ceramics subsidiary had net sales for the three months ended June 30, 2006 of $27.4 million, a decrease of $0.7 million, or 2.3%, from the $28.1 million in the corresponding quarter of the prior year. A decrease in sales of ceramic powder to the armor market, net of intercompany sales to Ceradyne, was the main contributing factor. For the six months ended June 30, 2006, net sales for ESK Ceramics were $56.0 million, an increase of $1.5 million, or 2.6% from the $54.5 million in the corresponding prior year period. Increase in sales of ceramic powder to the armor market in the quarter ended March 31, 2006 was the main contributing factor.

Our Semicon Associates division had net sales for the three months ended June 30, 2006 of $2.3 million, an increase of $0.5 million or 30.3%, from the $1.8 million in the corresponding quarter of the prior year. For the six months ended June 30, 2006, net sales for Semicon Associates were $4.7 million, an increase of $1.0 million or 25.3%, from the $3.7 million in the corresponding prior year period. The increase in sales reflects higher shipments of microwave cathodes in 2006 versus 2005.

Our Thermo Materials division posted net sales for the three months ended June 30, 2006 of $3.6 million, an increase of $450,000, or 14.2%, from the $3.2 million in the corresponding quarter of the prior year. For the six months ended June 30, 2006, net sales for the Thermo Materials division were $6.8 million, an increase of $0.6 million, or 10.1%, from the $6.2 million in the corresponding prior year period. The increase was due to an increase in sales of crucibles used in the manufacture of photovoltaic cells for the solar energy markets and increased sales of components for defense applications.

Gross Profit. Our gross profit was $63.7 million for the three months ended June 30, 2006, an increase of $31.1 million, or 95.6%, from $32.6 million in the corresponding prior year quarter. As a percentage of net sales, gross profit was 39.3% for the three months ended June 30, 2006, compared to 36.2% for the corresponding prior year period. For the six months ended June 30, 2006, our gross profit amounted to $117.7 million, an increase of $63.3 million, or 116.1%, from $54.4 million in the corresponding prior year period. As a percentage of net sales, gross profit was 39.4% for the six months ended June 30, 2006, compared to 34.1% for the corresponding prior year period. The increase in gross profit and gross profit as a percentage of sales was a result of increased sales, improved sales mix, higher operating leverage and a reduction in the cost of boron carbide, a key raw material used in the production of body armor. In January 2005, we commenced operations of our Lexington, Kentucky hot press facility where we produce ceramic armor plates. During the six months ended June 30, 2005, we incurred start up and training expenses that were significantly reduced during the the six months ended June 30, 2006. The reduction of these expenses caused gross profit to increase.

Our Advanced Ceramic Operations division posted gross profits of $50.9 million for the three months ended June 30, 2006, an increase of $29.1 million, or 133.5%, from $21.8 million in the corresponding prior year quarter. As a percentage of net sales, gross profit was 39.6% for the three months ended June 30, 2006, compared to 38.3% for the corresponding prior year quarter. For the six months ended June 30, 2006, gross profit for the Advanced Ceramic Operations division was $92.5 million, an increase of $57.4 million, or 163.8%, from $35.1 million in the corresponding prior year period. As a percentage of net sales, gross profit was 40.1% for the six months ended June 30, 2006, compared to 36.8% for the corresponding prior year period. The reasons for the increase in gross profit and gross profit as a percentage of sales in both the three and six month periods are consistent with those reasons described in the preceding paragraph.

Our ESK Ceramics subsidiary had gross profit of $11.4 million for the three months ended June 30, 2006, an increase of $1.2 million or 12.6%, compared to $10.2 million in the prior year quarter. As a percentage of net sales, gross profit was 41.7% for the three months ended June 30, 2006, compared to 36.2% for the corresponding prior year quarter. For the six months ended June 30, 2006, gross profits for ESK Ceramics was $22.3 million, an increase of $4.3 million, or 24.2%, from $18.0 million in the corresponding prior year period. As a percentage of net sales, gross profit was 39.9% for the six months ended June 30, 2006, compared to 33.0% for the corresponding prior year period. The increase in gross profit and gross profit as a percentage of sales was a result of an improved sales mix and the increase in the recognition of inter-company profits from the sales of boron carbide to our Advanced Ceramics Operation.

Our Semicon Associates division had gross profit of $0.6 million for the three months ended June 30, 2006, an increase of $235,000, or 62.3%, compared to $376,000 in the prior year quarter. As a percentage of net sales, gross profit was 26.1% for the three months ended June 30, 2006, compared to 20.9% for the corresponding prior year quarter. For the six months ended June 30, 2006, gross profit for the Semicon Associates division was $1.4 million, an increase of $0.6 million or 77.4%, from $0.8 million in the corresponding prior year period. As a percentage of net sales, gross profit was 30.0% for the six months ended June 30, 2006, compared to 21.1% for the corresponding prior year period. The increase in gross profit and gross profit as a percentage of sales was primarily due to an improved sales mix caused by higher sales of crucibles and increasing Defense revenues.

Our Thermo Materials division had gross profit of $0.8 million for the three months ended June 30, 2006, an increase of $0.6 million, or 250.9%, from $220,000 in the corresponding prior year quarter. As a percentage of net sales, gross profit was 21.4% for the three months ended June 30, 2006, compared to 7.0% for the corresponding prior year quarter. For the six months ended June 30, 2006, gross profit for the Thermo Materials division was $1.4 million, an increase of $0.8 million or 138.1%, compared to $0.6 million in the prior year period. As a percentage of net sales, gross profit was 21.1% for the six months ended June 30, 2006 compared to 9.8% for the corresponding prior year period. The improvements in gross profit and gross profit as a percentage of sales were primarily due to lower sales of fused silica and casting product lines which had a lower margin.

Selling Expenses. Our selling expenses were $5.9 million for the three months ended June 30, 2006, an increase of $421,000, or 7.7%, from $5.5 million in the corresponding prior year quarter. Selling expenses, as a percentage of net sales, decreased from 6.1% for the three months ended June 30, 2005 to 3.7% of net sales for the three months ended June 30, 2006. For the six months ended June 30, 2006, selling expenses were $11.7 million, an increase of $1.4 million, or 13.6%, from $10.3 million in the corresponding prior year period. Selling expenses, as a percentage of net sales, decreased from 6.4% for the six months ended June 30, 2005 to 3.9% for the corresponding current year period. The decrease in selling expenses as a percentage of net sales was due to higher armor sales that did not require a proportional increase in selling expenses. Increases in the number of employees and related personnel expenses primarily accounted for the increase in selling expenses for the three and six months ended June 30, 2006.

General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 2006 were $10.4 million, an increase of $5.2 million, or 99.9%, from $5.2 million in the corresponding prior year quarter. General and Administrative expenses, as a percentage of net sales, increased from 5.8% for the three months ended June 30, 2005 to 6.4% of net sales for the three months ended June 30, 2006. For the six months ended June 30, 2006, general and administrative expenses were $17.4 million, an increase of $7.6 million, or 78.4%, from $9.7 million in the six months ended June 30, 2005. General and administrative expenses, as a percentage of net sales, decreased from 6.1% for the six months ended June 30, 2005 to 5.8% of net sales for the six months ended June 30, 2006. The primary reason for the decrease in general and administrative expenses as a percentage of net sales was higher armor sales that did not require a proportional increase in general and administrative expenses. The primary reason for the increase in general and administrative expenses for the three and six months ended June 30, 2006 was a non-cash charge of $2.2 million in the second quarter based on the results of our Special Committee’s review of our historical stock option practices, including our underlying option grant documentation and procedures, as described in more detail above under the caption “Overview – Review of Historical Stock Option Grant Procedures,” and a related charge for payroll tax and penalties of $1.2 million. Increases in the number of employees and related personnel expenses including increased bonus payments as a result of the Company’s higher operating profits accounted for the remaining increase in general and administrative expenses.

Research and Development. Research and development expenses for the three months ended June 30, 2006 were $2.7 million, an increase of $1.0 million, or 53.6%, from $1.7 million in the corresponding prior year quarter. Research and development expenses, as a percentage of net sales, decreased from 1.9% for the three months ended June 30, 2005 to 1.7% of net sales for the three months ended June 30, 2006. For the six months ended June 30, 2006, research and development expenses were $5.2 million, an increase of $1.6 million, or 44.3%, from $3.6 million in the corresponding prior year period. Research and development expenses, as a percentage of net sales, decreased from 2.3% for the six months ended June 30, 2005 to 1.7% of net sales for the six months ended June 30, 2006. The primary reason for the decrease in research and development expenses as a percentage of net sales was higher armor sales that did not require a proportional increase in research and development expenses. Increases in research and development expenditures for future body armor products and the continuing development of vehicle armor primarily accounted for the increase in research and development expenses for the three and six months ended June 30, 2006.

Other Income. Other income for the three months ended June 30, 2006 was $1.5 million, an increase of $1.5 million, or 4,082.9%, compared to $35,000 in the corresponding quarter of 2005. Other income for the six months ended June 30, 2006 was $2.5 million, an increase of $2.1 million, or 537.1%, compared to $399,000 in the corresponding prior year period. The increase was due primarily to higher interest income received from investing higher cash balances in short-term marketable securities.

Interest Expense. Our interest expense for the three months ended June 30, 2006 was $1.0 million, a decrease of $0.7 million, or 40.9%, compared to $1.7 million in the corresponding prior year period. Interest expense for the six months ended June 30, 2006 was $2.1 million, a decrease of $1.0 million or 33.9%, compared to $3.1 million in the corresponding prior year period. The decrease was due to the repayment in December 2005 of our credit facility consisting of a term loan and line of credit, which had a higher interest rate than the convertible debt that we issued in December 2005 to replace it.

Income before Provision for Income Taxes. Our income before provision for income taxes for the three months ended June 30, 2006 was $45.1 million, an increase of $26.7 million, or 145.2%, from $18.4 million in the corresponding prior year quarter. For the six months ended June 30, 2006, income before provision for income taxes was $83.9 million, an increase of $55.8 million, or 198.6%, from the $28.1 million in the corresponding prior year period.

Our Advanced Ceramic Operations division’s income before provision for income taxes for the three months ended June 30, 2006 was $41.1 million, an increase of $25.8 million, or 167.9%, from $15.4 million in the corresponding prior year quarter. For the six months ended June 30, 2006, the Advanced Ceramic Operations division’s income before provision for income taxes was $75.4 million, an increase of $52.0 million, or 221.4%, from $23.5 million in the corresponding prior year period. The increase in income before provision for income taxes for both the three and six months ended June 30, 2005 was due primarily to higher sales of body armor and a reduction of start up and training expenses in our Lexington, Kentucky hot press facility.

Our ESK Ceramics subsidiary’s income before provision for income taxes for the three months ended June 30, 2006 was $3.4 million, an increase of $289,000, or 9.3%, from $3.1 million in the corresponding prior year quarter. For the six months ended June 30, 2006, ESK Ceramics’ income before provision for income taxes was $7.2 million, an increase of $2.7 million, or 57.9%, from $4.5 million in the corresponding prior year period. The increase in both periods was a result of an improved sales mix and the increase in the recognition of inter-company profits from the sales of boron carbide to our Advanced Ceramics Operation.

Semicon Associates income before provision for income taxes for the three months ended June 30, 2006 was $367,000, an increase of $194,000, or 110.9%, from $173,000 in the corresponding prior year quarter. For the six months ended June 30, 2006, Semicon Associates income before provision for income taxes was $0.9 million, an increase of $0.5 million, or 129.5%, from $395,000 in the corresponding prior year period. The increase in income before provision for income taxes for the six months ended June 30, 2006 was a result of higher sales of microwave cathodes and increased manufacturing operating leverage while other operating expenses remained relatively constant.

Thermo Materials’ income before provision for income taxes for the three months ended June 30, 2006 was $258,000, an increase of $495,000, or 208.9% from $237,000 loss before provision for income taxes in the corresponding prior year quarter. For the six months ended June 30, 2006, Thermo Materials’ income before provision for income taxes for the six months ended June 30, 2006 was $401,000, an increase of $0.7 million, or 231.0% from $306,000 loss before provision for income taxes in the corresponding prior year period. The increase in income before provision for income taxes for the three and the six months ended June 30, 2006 was primarily due to an improved sales mix caused by higher sales of crucibles and increasing Defense revenues.

Income Taxes. We had a combined federal and state tax rate of 35.5% for the three months ended June 30, 2006, resulting in a provision for taxes of $16.0 million, an increase of $9.0 million, or 128.4%, from $7.0 million in the corresponding prior year quarter. Our provision for income taxes for the six months ended June 30, 2006 was $30.1 million, an increase of $19.4 million, or 181.4%, from the $10.7 million in the corresponding prior year period. The effective income tax rate for the six months ended June 30, 2006 was 35.9% compared to 38.1% in the corresponding prior year period. The decrease in the effective tax rate results from a lower state tax rate due to apportionment outside of California and an increase in manufacturing credits.

Liquidity and Capital Resources

We generally have met our operating and capital requirements with cash flow from operating activities, borrowings under our bank credit facility, and proceeds from the sale of shares of our common stock.

Our net cash position decreased by $50.3 million during the six months ended June 30, 2006, compared to a $1.9 million decrease during the six months ended June 30, 2005. For the six months ended June 30, 2006, cash flow provided by operating activities amounted to $51.3 million compared to $10.7 million during the six months ended June 30, 2005. The primary factors contributing to cash flow from operating activities during the six months ended June 30, 2006 were net income of $53.7 million, depreciation and amortization of $8.5 million, stock compensation of $2.9 million, and increase in accounts payable and accrued expenses of $22.9 million. These contributions were offset by increases in accounts receivable of $9.0 million, other receivable of $1.2 million, inventories of $15.6 million, production tooling of $8.7 million and prepaid expenses of $1.7 million. The increases in inventory and tooling were due to the increase in sales and production to support the growth of the ACO segment.

We used $105.6 million of our cash for investing activities, including $21.5 million for capital expenditures, acquisition of a product line and related assets for $6.2 million and $77.9 million for purchases of short-term investments. Capital expenditures included an $8.0 million capital expenditure for a building and equipment in Canada to enable it to enter into the manufacture and marketing of structural neutron absorbing materials and metal matrix composites.

Financing activities provided cash of $2.9 million, primarily generated by the exercises of stock options of $1.1 million and issuance of stock for the employer matching contribution to our 401(k) plan of $0.8 million and tax benefit due to options exercised of $1.0 million. During December 2005, the Company issued $121.0 million of 2.875% senior subordinated convertible notes (“Notes”) due December 15, 2035. We received net proceeds of approximately $116.8 million from the Notes offering after deducting offering expenses and underwriting discounts of $4.2 million.

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

In December 2005, the Company established a new unsecured $10.0 million line of credit. As of June 30, 2006, there were no outstanding amounts on the line of credit. However, the available line of credit at June 30, 2006 has been reduced by an outstanding letter of credit in the amount of $2.3 million. The interest rate on the credit line is based on the LIBOR rate for a period of one month, plus a margin of one percent, which equaled 6.3% as of June 30, 2006.

Pursuant to the bank line of credit, the Company is subject to certain covenants, which include, among other things, the maintenance of specified minimum amounts of tangible net worth and quick assets to current liabilities ratio. At June 30, 2006, the Company was in compliance with these covenants.

Our cash, cash equivalents and short-term investments totaled $127.0 million at June 30, 2006, compared to $99.4 million at December 31, 2005. At June 30, 2006, we had working capital of $257.7 million, compared to $212.3 million at December 31, 2005. Our cash position includes amounts denominated in foreign currencies, and the repatriation of those cash balances from our ESK Ceramics subsidiary does not result in additional tax costs. We believe that our current cash and cash equivalents on hand, cash available from the sale of short-term investments, cash available from additional borrowings under our revolving line of credit and cash we expect to generate from operations will be sufficient to finance our anticipated capital and operating requirements for at least the next 12 months. We also may utilize cash, and to the extent necessary, borrowings from time to time to acquire other businesses, technologies or product lines that complement current products, enhance our market coverage, technical capabilities or production capacity, or offer growth opportunities. We have no present commitments or agreements for any material acquisitions.

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

Our debt is comprised of $121.0 million of a convertible note with a fixed coupon rate of 2.875%. The fair value of long-term debt was $110.9 million and is based on quoted market prices at June 30, 2006.

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

Approximately 18.0% of our revenues for the six months ended June 30, 2006 were derived from operations outside the United States. Our acquisition of ESK Ceramics provided additional revenues that were derived outside the United States. Therefore, we are subject to fluctuations in sales and earnings reported in U.S. dollars as a result of changing currency exchange rates.

Item 4.	Controls and Procedures

Review of Historical Stock Option Grant Procedures

In July 2006, the Company voluntarily initiated a review of its historical stock option grant practices and related accounting treatment. The review was conducted by a special committee comprised of three independent members of the Company’s Board of Directors, with the assistance of independent legal counsel and forensic accounting experts. This review has been completed and the special committee presented its report to the Company’s Board of Directors. It was the finding of the special committee that control deficiencies that led to the Company utilizing incorrect measurement dates for stock option grants had been corrected subsequent to September 2003. The special committee did not propose any recommendations for improvements in the current process of granting stock options and restricted share awards as a result of its investigation.

Additional information regarding the special committee’s review is provided in this report in Note 3 of the Condensed Notes to Financial Statements.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2006 (the end of the period covered by this report). Based on this evaluation, taking into account the items discussed above in this Item 4, our principal executive officer and principal financial officer concluded that our current disclosure controls and procedures (as defined in Rules 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934) are effective.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

On August 11, 2006, a shareholder derivative complaint was filed in the California Superior Court for Orange County by Fritz J. Moennighoff, Case Number 06-CC-00156. On August 25, 2006, a shareholder derivative complaint was filed in the California Superior Court for Orange County by Larry Menning, Case Number 06-CC-00175. On August 28, 2006, a shareholder derivative complaint was filed in the California Superior Court for Orange County by Rhoda Kubrick, Case Number 06-CC-00176. On September 19, 2006, a shareholder derivative complaint was filed in the California Superior Court for Orange County by John King, Case Number 06-CC-00193. All four complaints were brought purportedly on behalf of the Company against certain of the Company’s current and former directors and executive officers. The complaints assert claims for, among other things, breaches of fiduciary duty by directors and executive officers related to backdating of stock options. The complaints seek to require the individual defendants to rescind stock options they received which have an exercise price below the closing price of the Company’s common stock on the date of grant, to disgorge the proceeds of options exercised, to reimburse the Company for damages of an unspecified amount, and also seek certain equitable relief, attorneys’ fees and costs. The plaintiff in the Kubrick case requested voluntary dismissal of her complaint in the Superior Court on or before September 29, 2006, and filed a substantially identical complaint on September 29, 2006, in the United States District Court for the Central District of California, Case No. SA CV 06-919 JVS (PJWx). The plaintiff in the King case requested voluntary dismissal of his complaint in the Superior Court on or before September 29, 2006, and filed a substantially identical complaint on September 29, 2006, in the United States District Court for the Central District of California, Case No. SA CV 06-920 JVS (PJWx). We intend to take all appropriate action in response to these lawsuits. The impact of the outcome of these lawsuits is undeterminable at this time.

Item 1A.	Risk Factors

There have been no significant changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2.	Not applicable

Item 3.	Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

The following matters were voted upon at the Annual Meeting of Stockholders held on June 6, 2006:

1.	The following six persons were elected to the Board of Directors of the Company to serve until the next annual meeting of stockholders or until their successors are elected and have qualified:

	Number of Votes Cast
	For	Authority Withheld
Joel P. Moskowitz	23,753,669	919,559
Richard A. Alliegro	16,297,592	8,375,636
Frank Edelstein	23,674,148	999,080
Richard A. Kertson	23,576,380	1,096,848
William C. La Course	23,818,731	854,497
Milton L. Lohr	23,655,698	1,017,530

2.	An amendment to the Certificate of Incorporation to increase the number of shares of common stock the Company is authorized to issue from 40 million to 100 million was approved by the following vote:

Number of Votes Cast
For	20,850,525
Against	3,788,368
Abstain	34,333

Item 5.	Not applicable

Item 6.	Exhibits

(a)	Exhibits:

3.1	Restated Certificate of Incorporation of Ceradyne, Inc., as filed with the Secretary of State of Delaware on May 25, 1987.

3.2	Certificate of Amendment of Restated Certificate of Incorporation of Ceradyne, Inc., as filed with the Secretary of State of Delaware on June 8, 2006.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CERADYNE, INC.

Date: October 24, 2006	By:	/s/ JERROLD J. PELLIZZON
Jerrold J. Pellizzon
Vice President Chief Financial Officer (Principal Financial and Accounting Officer)

Index to Exhibits

Exhibit	Description

3.1	Restated Certificate of Incorporation of Ceradyne, Inc., as filed with the Secretary of State of Delaware on May 25, 1987.

3.2	Certificate of Amendment of Restated Certificate of Incorporation of Ceradyne, Inc., as filed with the Secretary of State of Delaware on June 8, 2006.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.