Form 10-Q
period 2006-09-30
CERADYNE INC
filed 2006-11-01
CIK 18937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 25, 2006
Common Stock, $.01 par value	27,001,622 Shares

Exhibit Index on Page 29

CERADYNE, INC.

CERADYNE, INC.

FORM 10-Q

FOR THE QUARTER ENDED

SEPTEMBER 30, 2006

PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements

CERADYNE, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS

(Amounts in thousands)

	September 30, 2006	December 31, 2005
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$59,983	$91,542
Short-term investments	115,524	7,839
Accounts receivable, net of allowances for doubtful accounts of approximately $1,071 and $545 at September 30, 2006 and December 31, 2005, respectively	68,062	57,174
Other receivables	3,078	3,309
Inventories, net	72,662	66,318
Production tooling, net	22,005	14,102
Prepaid expenses and other	10,702	8,592
Deferred tax asset	7,040	6,341

TOTAL CURRENT ASSETS	359,056	255,217

PROPERTY, PLANT & EQUIPMENT, net	175,291	153,259
INTANGIBLE ASSETS, net	12,032	6,034
GOODWILL	9,678	9,265
OTHER ASSETS	5,813	6,418

TOTAL ASSETS	$561,870	$430,193

See accompanying condensed notes to Consolidated Financial Statements

CERADYNE, INC.

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY

(Amounts in thousands, except share data)

	September 30, 2006	December 31, 2005
	(Unaudited)
CURRENT LIABILITIES
Accounts payable	$30,728	$23,311
Accrued expenses	28,743	11,878
Income taxes payable	5,623	7,719

TOTAL CURRENT LIABILITIES	65,094	42,908
LONG-TERM DEBT	121,000	121,000
EMPLOYEE BENEFITS	12,921	11,229
DEFERRED TAX LIABILITY	5,206	4,536

TOTAL LIABILITIES	204,221	179,673
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Common stock, $.01 par value, 100,000,000 authorized, 27,001,622 and 26,795,774 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	294	292
Additional paid in capital	175,094	170,430
Retained earnings	179,296	88,632
Deferred compensation	—	(1,506)
Accumulated other comprehensive loss	2,965	(7,328)

TOTAL SHAREHOLDERS’ EQUITY	357,649	250,520

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$561,870	$430,193

See accompanying condensed notes to Consolidated Financial Statements

CERADYNE, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)
NET SALES	$185,796	$94,406	$484,159	$254,100
COST OF PRODUCT SALES	115,265	59,576	295,962	164,823

Gross profit	70,531	34,830	188,197	89,277
OPERATING EXPENSES
Selling	5,678	5,015	17,368	15,309
General and administrative	8,744	5,442	26,117	15,179
Research and development	2,532	2,037	7,731	5,641

	16,954	12,494	51,216	36,129

Income from operations	53,577	22,336	136,981	53,148

OTHER INCOME (EXPENSE):
Royalty income	30	32	90	92
Interest income	1,753	93	4,355	265
Interest expense	(1,023)	(1,872)	(3,081)	(4,987)
Miscellaneous	(257)	4	(377)	171

	503	(1,743)	987	(4,459)
Income before provision for income taxes	54,080	20,593	137,968	48,689
PROVISION FOR INCOME TAXES	17,158	7,254	47,304	17,965

NET INCOME	$36,922	$13,339	$90,664	$30,724

BASIC INCOME PER SHARE	$1.37	$0.54	$3.37	$1.25

DILUTED INCOME PER SHARE	$1.34	$0.53	$3.31	$1.23

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	27,000	24,586	26,887	24,530
DILUTED	27,461	25,092	27,372	25,006

See accompanying condensed notes to Consolidated Financial Statements

CERADYNE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	NINE MONTHS ENDED September 30,
	2006	2005
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$90,664	$30,724
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Depreciation and amortization	13,165	11,143
Deferred income taxes	135	2,328
Stock compensation	3,346	239
Loss on equipment disposal	158	—
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(8,742)	1,564
Other receivables	(444)	454
Inventories	(3,770)	(24,291)
Production tooling	(6,751)	(3,974)
Prepaid expenses and other assets	(2,376)	(297)
Accounts payable and accrued expenses	22,826	5,822
Income taxes payable	(2,489)	(3,839)
Tax benefit due to exercise of stock options	—	668
Employee benefits	878	804

NET CASH PROVIDED BY OPERATING ACTIVITIES	106,600	21,345

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(27,597)	(15,203)
Purchases of short-term investments	(107,685)	2,197
Acquisition of a business, net of cash acquired	(6,605)	—
Additional costs of acquisition	—	(1,505)

NET CASH USED IN INVESTING ACTIVITIES	(141,887)	(14,511)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock due to exercise of options and restricted stock units	871	742
Proceeds from issuance of stock for stock plans	828	1,208
Payments on long-term debt	—	(825)
Reduction in bank line of credit	—	(7,533)
Tax benefit due to exercise of stock options	1,129	—
Other	(125)	(73)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	2,703	(6,481)

EFFECT OF EXCHANGE RATES ON CASH AND EQUIVALENTS	1,025	(766)

DECREASE IN CASH AND CASH EQUIVALENTS	(31,559)	(413)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	91,542	4,521

CASH AND CASH EQUIVALENTS, END OF PERIOD	$59,983	$4,108

SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES:
Interest paid	$1,712	$5,059
Income taxes paid	$49,774	$19,640

See accompanying condensed notes to Consolidated Financial Statements

CERADYNE, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement have been included. Operating results for the nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.

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

See Note 3 below for information concerning an internal investigation into our stock option grant practices for the period of 1997 through June 30, 2006. The information in this Note 2 is qualified by reference to the information set forth in Note 3 to the extent applicable.

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

The Company adopted SFAS 123(R) using the modified prospective application transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s Consolidated Financial Statements as of and for the nine months ended September 30, 2006 reflect the impact of SFAS 123(R). In accordance with this transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Share-based compensation expense recognized under SFAS 123(R) for the three and the nine months ended September 30, 2006 was $398,000 and $1.1 million, respectively which was related to stock options and restricted stock units. Additionally, a pretax stock-based compensation charge of approximately $2.2 million was taken in the nine months ended September 30, 2006. See further discussion in Note 3.

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the grant-date using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statements of Income. Prior to the adoption of SFAS 123(R), the Company accounted for share-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under the intrinsic value method, no share-based compensation expense related to stock options had been recognized in the Company’s Consolidated Statements of Operations on the basis that the exercise price of the Company’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the grant-date. Specifically, the Company’s original accounting was based upon the understanding that options were granted with no intrinsic value. However, as described in Note 3, the Company now believes that certain options were granted with a positive intrinsic value.

Share-based compensation expense is based on the value of the portion of share-based payment awards that is ultimately expected to vest. SFAS 123(R) requires forfeitures to be estimated at the time of grant in order to estimate the amount of share-based awards that will ultimately vest. The forfeiture rate is based on historical rates. Share-based compensation expense recognized in the Company’s Consolidated Statements of Income for the three and nine month periods ended September 30, 2006 includes (i) compensation expense for share-based payment awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the pro forma provisions of SFAS 123 and (ii) compensation expense for the share-based payment awards granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). As share-based compensation expense recognized in the Consolidated Statement of Income for the three and nine month periods ended September 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

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

The Company maintains the 1994 Stock Incentive Plan and 2003 Stock Incentive Plan. The 1995 Employee Stock Purchase Plan ended in December 2005.

The Company was authorized to grant options for up to 2,362,500 shares under its 1994 Stock Incentive Plan. The Company has granted options for 2,691,225 shares and has had cancellations of 395,336 shares through September 30, 2006. There are no remaining stock options available to grant under this plan. The options granted under this plan were granted at an exercise price at or above the fair market value of the Company’s common stock at the date of grant, and generally became exercisable over a five-year period for incentive stock options and nine months for nonqualified stock options.

The 2003 Stock Incentive Plan was amended in 2005 to allow the issuance of restricted stock units to eligible employees and non-employee directors. Restricted stock units are payable in shares of the Company’s common stock upon vesting. For directors, the restricted stock units vest annually over three years on the anniversary date of their issuance. For officers and employees, the restricted stock units vest annually over five years on the anniversary date of their issuance.

The Company may grant options and restricted stock units for up to 1,125,000 shares under the 2003 Stock Incentive Plan. The Company has granted options for 475,125 shares and restricted stock units for 134,550 shares under this plan through September 30, 2006. There have been cancellations of 19,000 shares associated with this plan through September 30, 2006. The options under both plans have a life of ten years.

During the quarter ended September 30, 2006, the Company issued 7,000 restricted stock units to certain officers and employees with a grant date fair value of $42.28 per share determined by the closing price of the common stock on the issuance date of August 28, 2006. During the first quarter ended March 30, 2006, the Company issued 39,550 restricted stock units to certain officers and employees with a grant date fair value of $62.07 per share determined by the closing price of the common stock on the issuance date of March 6, 2006. During the second quarter ended June 30, 2006, the Company issued 11,000 restricted stock units to certain officers and employees with a grant date fair value of $45.67 per share determined by the closing price of the common stock on the issuance date of June 6, 2006. Each restricted stock unit represents the right to receive one share of the Company’s Common Stock when the Unit vests. The Company records compensation expense for the amount of the grant date fair value on a straight-line basis over the period during which the restrictions lapse. During the first quarter 2006, unrecognized compensation cost was reclassified in the Company’s Consolidated Balance Sheet from deferred compensation to additional paid in capital in connection with the adoption of SFAS 123(R).

Share-based compensation expense reduced the Company’s results of operations as follows (Dollars in thousands, except per share amounts):

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
Share-based compensation expense recognized:
General and administrative, options	$199	$—	$2,779	$110
General and administrative, restricted stock units	234	92	567	129
Related deferred income tax benefit	(137)	(32)	(1,167)	(88)

Decrease in net income	$296	$60	$2,179	$151

Decrease in basic earnings per share	$0.01	$0.00	$0.08	$0.01

Decrease in diluted earnings per share	$0.01	$0.00	$0.08	$0.01

The amounts above include the impact of recognizing compensation expense related to non-qualified stock options.

The following table illustrates the effect on net income and earnings per share for the three and the nine months ended September 30, 2005, as if the Company had applied the fair value recognition provisions of SFAS 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS 148”) (Dollars in thousands, except per share amounts):

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income, as reported	$13,339	$30,724
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	99	602

Pro forma net income	$13,240	$30,122

Net income per share:
Basic - as reported	$0.54	$1.25

Basic - pro forma	$0.54	$1.23

Diluted - as reported	$0.53	$1.23

Diluted - pro forma	$0.53	$1.20

The Company calculates expected volatility based on historical data of the Company’s common stock. The risk-free interest rate assumption is based upon an observed interest rate appropriate for the term of the Company’s employee stock options. The dividend yield assumption is based on the Company’s intent not to issue a dividend under its dividend policy. The expected holding period assumption was estimated based on historical experience.

The following is a summary of stock option and restricted stock unit activity:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2005	977,870	$9.93
Options granted	—	$—
Options exercised	(176,660)	$6.68
Options cancelled	(6,450)	$22.60

Outstanding at September 30, 2006	794,760	$10.55

Exercisable at September 30, 2006	553,635	$9.87

	Restricted Stock Units	Weighted Average Grant Fair Value
Non-vested restricted stock units at December 31, 2005	77,000	$22.44
Granted	57,550	$56.53
Vested	(16,450)	$22.68
Forfeited	(1,000)	$22.46

Non-vested restricted stock units at September 30, 2006	117,100	$39.19

As of September 30, 2006, there was $1.8 million of total unrecognized compensation cost related to 241,125 non-vested outstanding stock options, with a per share weighted average value of $12.11. The unrecognized expense is anticipated to be recognized on a straight-line basis over a weighted average period of 2.5 years. In addition, the aggregate intrinsic value of stock options exercised for the nine months ended September 30, 2006 was $7.4 million.

As of September 30, 2006, there was approximately $4.2 million of total unrecognized compensation cost related to non-vested restricted stock units granted under the 2003 Stock Incentive Plan. That cost is expected to be recognized over a weighted average period of 4.1 years.

The following table summarizes information regarding options outstanding and options exercisable at September 30, 2006:

	Outstanding				Exercisable
Range of Exercise Prices	Number of Options	Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (000s)	Number of Options	Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (000s)
$1.44 - $2.81	38,850	3.07	$1.87	$1,717	33,000	2.54	$1.82	$1,460
$2.98 - $4.58	383,635	5.17	$3.80	$16,217	288,685	4.88	$3.96	$12,155
$10.53 - $16.89	175,100	6.94	$14.74	$5,486	128,750	6.94	$15.59	$3,925
$18.80 - $24.07	197,175	7.92	$21.67	$4,810	103,200	7.88	$21.82	$2,503

Total	794,760	6.14	$10.55	$28,230	553,635	5.78	$9.87	$20,043

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

Had this estimated Stock-Based Charge been reflected, as and when incurred, in the Company’s results of operations for prior years, the impact on net income for Ceradyne’s fiscal years ended December 31 would have been a reduction of $21,000 in 1997, a reduction of $45,000 in 1998, a reduction of $47,000 in 1999, a reduction of $104,000 in 2000, a reduction of $269,000 in 2001, a reduction of $74,000 in 2002, a reduction of $347,000 in 2003, a reduction of $611,000 in 2004, and a reduction of $324,000 in 2005. As of September 30, 2006, the total remaining incremental stock-based compensation charge related to these stock option grants that are expected to vest in future periods with a revised accounting measurement date is immaterial. There was no impact on revenue or net cash provided by operating activities as a result of the estimated compensation charge.

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

In August 2006, the current members of Ceradyne’s Board of Directors and all current executive officers amended all unexercised stock options they hold which have an exercise price that is less than the price of the Company’s common stock on the actual date of grant, by increasing the exercise price to an amount equal to the closing price of the common stock as of the actual grant date. The amendment to the unexercised stock options did not result in additional compensation expense.

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

The following is a summary of the number of shares used for the computation of net income per common and potential common shares (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Weighted average number of shares outstanding	27,000	24,586	26,887	24,530
Dilutive stock options	439	506	433	476
Dilutive restricted stock units	22	—	52	—

Number of shares used in diluted computations	27,461	25,092	27,372	25,006

The number of shares outstanding and earnings per share have been adjusted to reflect the three-for-two stock split in the form of a 50% stock dividend distributed on January 18, 2005.

5.	Acquisitions

On June 30, 2006, the Company completed the purchase of certain assets and technology related to the “Boral®” product line of AAR Manufacturing, Inc., a subsidiary of AAR Corp. The purchase price for the acquisition was approximately $6.6 million consisting of all cash. The Company considers this to be an immaterial acquisition.

The purchase price was allocated as follows (in thousands):

AAR Manufacturing, Inc.
Net tangible assets	$644
Customer relationships (estimated useful life of 10 years)	5,961

Total purchase price	$6,605

6.	Composition of Certain Financial Statement Captions

Inventories are valued at the lower of cost (first in, first out) or market. Inventory costs include the cost of material, labor and manufacturing overhead. The following is a summary of the inventory components as of September 30, 2006 and December 31, 2005 (in thousands):

	September 30, 2006	December 31, 2005
Raw materials	$18,040	$17,643
Work-in-process	34,239	28,832
Finished goods	20,383	19,843

Total inventories	$72,662	$66,318

Property, plant and equipment is recorded at cost and consists of the following (in thousands):

	September 30, 2006	December 31, 2005
Land	$9,890	$9,085
Buildings and improvements	60,280	49,607
Machinery and equipment	132,200	116,284
Leasehold improvements	14,350	13,605
Office equipment	12,009	9,130
Construction in progress	8,544	4,158

	237,273	201,869
Less accumulated depreciation and amortization	(61,982)	(48,610)

	$175,291	$153,259

The components of intangible assets are as follows (in thousands):

	September 30, 2006			December 31, 2005
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets:
Backlog	$525	$525	$—	$525	$525	$—
Developed technology	4,819	646	4,173	4,327	347	3,980
Customer relationships	5,961	156	5,805	—	—	—

	11,305	1,327	9,978	4,852	872	3,980
Non-amortizing tradename	2,054	—	2,054	2,054	—	2,054

Total intangible assets	$13,359	$1,327	$12,032	$6,906	$872	$6,034

Amortization of definite-lived intangible assets will be approximately $1.1 million in each of the fiscal years 2006 through 2009. The changes in goodwill for the nine months ended September 30, 2006 were solely due to foreign exchange.

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

In September 2006, Staff Accounting Bulletin (“SAB”) 108 was released. The bulletin establishes an approach that requires quantification of financial statement errors based on the effects of the error on each of the company’s financial statements and the related financial statement disclosures. SAB 108 is effective for interim periods which are part of fiscal years ending on or after November 15, 2006. The Company does not expect the adoption of this standard to have any impact on its consolidated financial statements.

In September 2006, the FASB issued SFAS 157 “Fair Value Measurement” (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value and expanded disclosures about fair value measurement. Companies are required to adopt the new standard for fiscal periods beginning after November 15, 2007. The Company is evaluating the impact of this standard and currently does not expect it to have a significant impact on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (SFAS No. 158). SFAS No. 158 requires that employers recognize on a prospective basis the funded status of their defined benefit pension and other postretirement plans on their consolidated balance sheet and recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. SFAS No. 158 also requires additional disclosures in the notes to financial statements. SFAS No. 158 is effective as of the end of fiscal years ending after December 15, 2006. The Company is currently assessing the impact of SFAS No. 158 on its consolidated financial statements.

8.	Convertible Debt and Credit Facility

During December 2005, the Company issued $121.0 million of 2.875% senior subordinated convertible notes (“Notes”) due December 15, 2035.

Interest on the Notes is payable on December 15 and June 15 of each year, commencing on June 15, 2006. The Notes are convertible into 17.1032 shares of Ceradyne’s common stock for each $1,000 principal amount of the notes (which represents a conversion price of approximately $58.47 per share), subject to adjustment. The Notes are convertible only under certain circumstances, including if the price of the Company’s common stock reaches specified thresholds, if the notes are called for redemption, if specified corporate transactions or fundamental changes occur, or during the 10 trading days prior to maturity of the Notes. The Company may redeem the Notes at any time after December 20, 2010, for a price equal to 100% of the principal amount plus accrued and unpaid interest, including contingent interest (as described below), if any, up to but excluding the redemption date.

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

The Company is obligated to pay contingent interest to the holders of the Notes during any six-month period from June 15 to December 14 and from December 15 to June 14, commencing with the six-month period beginning December 20, 2010 and ending on June 14, 2011, if the average trading price of the note for the five trading day period ending on the third trading day immediately preceding the first day of the relevant contingent interest period equals $1,200 (120% of the principal amount of a note) or more. The amount of contingent interest payable per note for any relevant contingent interest period shall equal 0.25% per annum of the average trading price of a note for the five trading day period ending on the third trading day immediately preceding the first day of the relevant contingent interest period. This contingent interest payment feature represents an embedded derivative. However, based on the de minimus value associated with this feature, no value has been assigned at issuance and at September 30, 2006.

On or prior to the maturity date of the Notes, upon the occurrence of a fundamental change, under certain circumstances, the Company will provide for a make whole amount by increasing, for the time period described herein, the conversion rate by a number of additional shares for any conversion of the Notes in connection with such fundamental change transactions. The amount of additional shares will be determined based on the price paid per share of Ceradyne’s common stock in the transaction constituting a fundamental change and the effective date of such transaction. This make whole premium feature represents an embedded derivative. Since this feature has no measurable impact on the fair value of the Notes and no separate trading market exists for this derivative, the value of the embedded derivative was determined to be de minimus. Accordingly, no value has been assigned at issuance or at September 30, 2006.

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

In December 2005, the Company established a new unsecured $10.0 million line of credit. As of September 30, 2006, there were no outstanding amounts on the line of credit. However, the available line of credit at September 30, 2006 has been reduced by an outstanding letter of credit in the amount of $3.8 million. The interest rate on the credit line is based on the LIBOR rate for a period of one month, plus a margin of one percent, which equaled 6.3% as of September 30, 2006.

Pursuant to the bank line of credit, the Company is subject to certain covenants, which include, among other things, the maintenance of specified minimum amounts of tangible net worth and quick assets to current liabilities ratio. At September 30, 2006, the Company was in compliance with these covenants.

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

Ceradyne’s five segment facilities and products are summarized in the following table:

Operating Segment and Facility Location	Products

Ceradyne Advanced Ceramic Operations	Defense Applications: • Lightweight ceramic armor

Costa Mesa, Irvine and San Diego, California(1) Approximately 289,000 square feet	Industrial Applications: • Ceralloy® 147 SRBSN wear parts • Precision ceramics

Lexington, Kentucky(2) Approximately 115,000 square feet	Automotive/Diesel Applications: • Ceralloy® 147 SRBSN automotive/diesel engine parts
Wixom, Michigan(3) Approximately 29,000 square feet	Commercial Applications: • Ceramic orthodontic brackets • Components for medical devices

ESK Ceramics	Defense Applications: • Boron carbide powders for body armor

Kempten, Germany(4) Approximately 544,000 square feet	Industrial Applications: • Ceramic powders: boron carbide, boron nitride, titanium diboride, calcium hexaboride and zirconium diboride

Bazet, France(5) Approximately 88,000 square feet	• Silicon carbide parts • Evaporation boats for the packaging industry • High performance pump seals Automotive/Diesel Applications: • EKagrip® functional and frictional coatings

Ceradyne Semicon Associates Lexington, Kentucky(6) Approximately 35,000 square feet	Industrial Applications: • Ceramic-impregnated dispenser cathodes for microwave tubes, lasers and cathode ray tubes • Samarium cobalt magnets

Ceradyne Thermo Materials	Defense Applications: • Missile radomes (nose cones)

Scottdale and Clarkston, Georgia(7) Approximately 132,000 square feet	Industrial Applications: • Glass tempering rolls• Metallurgical tooling • Castable and other fused silica products • Crucibles for photovoltaic solar cell applications

Ceradyne Canada Chicoutimi, Canada(8) Approximately 86,000 square feet	Industrial Applications: • Boral® structural neutron absorbing materials • Metal matrix composite structures

(1)	We have leases on our facilities in Costa Mesa, California, aggregating approximately 99,000 square feet, all of which expire in October 2010. We own a 40,000 square foot facility in Irvine, California. We also lease in Irvine, California: a 24,000 square foot facility that expires in April 2009, a 76,000 square foot facility that expires in April 2011, and we have a month to month lease on a 40,000 square foot facility. We have a lease on our 10,000 square foot facility in San Diego, California, which expires in December 2006.

(2)	We own our facility in Lexington, Kentucky.

(3)	We have a lease on our Wixom, Michigan facility, which expires in April 2010.

(4)	We own our facility in Kempten, Germany, as well as the 22-acre property on which our facility is located.

(5)	We own our facility in Bazet, France, as well as the four-acre property on which our facility is located.

(6)	We own our facility in Lexington, Kentucky, as well as the five-acre property on which our facility is located.

(7)	We have a lease on our 85,000 square foot facility in Scottdale, Georgia, which expires in December 2015. We have a lease on our 47,000 square foot facility in Clarkston, Georgia, which expires in May 2009.

(8)	We own our facility in Chicoutimi, Canada, as well as the seven-acre property on which our facility is located.

The financial information for all segments is presented below (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
Revenue from External Customers
ACO	$152,482	$63,558	$383,368	$158,766
ESK Ceramics	26,504	26,204	82,462	80,744
Semicon Associates	2,150	1,676	6,838	5,418
Thermo Materials	4,175	2,968	11,006	9,172
Ceradyne Canada	485	—	485	—

Total	$185,796	$94,406	$484,159	$254,100

Depreciation and Amortization
ACO	$1,975	$1,458	$5,494	$4,108
ESK Ceramics	2,276	1,948	6,558	6,042
Semicon Associates	90	85	272	280
Thermo Materials	103	247	626	713
Ceradyne Canada	215	—	215	—

Total	$4,659	$3,738	$13,165	$11,143

Segment Income (Loss) before Provision for Income Taxes
ACO	$47,746	$18,086	$123,194	$41,563
ESK Ceramics	6,001	2,310	13,155	6,840
Semicon Associates	337	130	1,246	525
Thermo Materials	293	67	694	(239)
Ceradyne Canada	(297)	—	(321)	—

Total	$54,080	$20,593	$137,968	$48,689

Segment Assets
ACO	$350,028	$144,089	$350,028	$144,089
ESK Ceramics	172,313	163,133	172,313	163,133
Semicon Associates	6,220	5,914	6,220	5,914
Thermo Materials	17,395	12,902	17,395	12,902
Ceradyne Canada	15,914	—	15,914	—

Total	$561,870	$326,038	$561,870	$326,038

Expenditures for PP&E
ACO	$3,039	$3,835	$13,127	$9,070
ESK Ceramics	2,079	1,368	4,495	4,312
Semicon Associates	69	23	228	185
Thermo Materials	888	293	1,741	1,636
Ceradyne Canada	6	—	8,006	—

Total	$6,081	$5,519	$27,597	$15,203

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
U.S. Net Sales
ACO	80%	61%	78%	57%
ESK Ceramics	3%	12%	4%	11%
Semicon Associates	1%	1%	1%	2%
Thermo Materials	2%	2%	1%	2%
Ceradyne Canada	0%	0%	0%	0%

Total	86%	76%	84%	72%

Foreign Net Sales
ACO	2%	3%	2%	3%
ESK Ceramics	12%	20%	13%	24%
Semicon Associates	0%	0%	0%	0%
Thermo Materials	0%	1%	1%	1%
Ceradyne Canada	0%	0%	0%	0%

Total	14%	24%	16%	28%

Total Net Sales
ACO	82%	64%	80%	60%
ESK Ceramics	15%	32%	17%	35%
Semicon Associates	1%	1%	1%	2%
Thermo Materials	2%	3%	2%	3%
Ceradyne Canada	0%	0%	0%	0%

Total	100%	100%	100%	100%

Note: Foreign sales for ESK Ceramics are sales to non-U.S. countries including the principal countries of Germany, France, Denmark and Italy.

The following is revenue by product line for ACO (in thousands):

	Three months Ended September 30,		Nine months Ended September 30,
	2006	2005	2006	2005
Armor	$141,899	$54,939	$353,501	$131,830
Automotive	4,277	4,101	13,077	12,087
Orthodontics	2,738	2,315	7,685	7,462
Industrial	3,568	2,203	9,105	7,387

	$152,482	$63,558	$383,368	$158,766

10.	Pension Plans

In connection with the acquisition of ESK Ceramics in August 2004, the Company sponsors a defined benefit pension plan in Germany related to its ESK Ceramics employees. Components of net periodic benefit cost under this plan were (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Service cost	$553	$365	$1,617	$1,058
Interest cost	464	415	1,354	1,224
Expected return on plan assets	(558)	(385)	(1,616)	(1,197)
Amortization of unrecognized gain	20	4	62	11

Net periodic benefit cost	$479	$399	$1,417	$1,096

Contributions made by the Company were $452,000 and $454,000, respectively, for the nine months ended September 30, 2006 and 2005.

11.	Commitments and Contingencies

The Company leases certain of its manufacturing facilities under noncancelable operating leases expiring at various dates through October 2015. The Company incurred rental expense under these leases of $2.0 million and $1.4 million for the nine months ended 2006 and 2005, respectively. The approximate minimum rental commitments required under existing noncancelable leases as of September 30, 2006 are as follows (in thousands):

2006	$637
2007	2,459
2008	2,382
2009	2,179
Thereafter	3,318

$10,975

On August 11, 2006, a shareholder derivative complaint was filed in the California Superior Court for Orange County by Fritz J. Moennighoff, Case Number 06-CC-00156. On August 25, 2006, a shareholder derivative complaint was filed in the California Superior Court for Orange County by Larry Menning, Case Number 06-CC-00175. On August 28, 2006, a shareholder derivative complaint was filed in the California Superior Court for Orange County by Rhoda Kubrick, Case Number 06-CC-00176. On September 19, 2006, a shareholder derivative complaint was filed in the California Superior Court for Orange County by John King, Case Number 06-CC-00193. All four complaints were brought purportedly on behalf of the Company against certain of the Company’s current and former directors and executive officers. The complaints assert claims for, among other things, breaches of fiduciary duty by directors and executive officers related to backdating of stock options. The complaints seek to require the individual defendants to rescind stock options they received which have an exercise price below the closing price of the Company’s common stock on the date of grant, to disgorge the proceeds of options exercised, to reimburse the Company for damages of an unspecified amount, and also seek certain equitable relief, attorneys’ fees and costs. The plaintiff in the Kubrick case requested voluntary dismissal of her complaint in the Superior Court on or before September 29, 2006, and filed a substantially identical complaint on September 29, 2006, in the United States District Court for the Central District of California, Case No. SA CV 06-919 JVS (PJWx). The plaintiff in the King case requested voluntary dismissal of his complaint in the Superior Court on or before September 29, 2006, and filed a substantially identical complaint on September 29, 2006, in the United States District Court for the Central District of California, Case No. SA CV 06-920 JVS (PJWx). The Superior Court granted the plaintiffs’ requests for dismissal of the Kubrick and King cases on October 18, 2006. We intend to take all appropriate action in response to these lawsuits. The impact of the outcome of these lawsuits is undeterminable at this time.

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

Comprehensive income for the three and nine months ended September 30, 2006 and 2005 was (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Net income	$36,922	$13,339	$90,664	$30,724
Foreign currency translation	(1,169)	(265)	10,418	(17,134)
Unrealized (losses) on investments	(54)	(44)	(126)	(72)

Comprehensive income	$35,699	$13,030	$100,956	$13,518

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
Defense	78.2%	64.5%	76.1%	56.8%
Industrial	15.5	25.3	16.9	31.4
Automotive/Diesel	4.8	7.7	5.4	8.9
Commercial	1.5	2.5	1.6	2.9

Total	100.0%	100.0%	100.0%	100.0%

The principal factors contributing to our recent growth in sales are increased demand by the U.S. military for ceramic body armor that protects soldiers.

Military conflicts in Iraq and Afghanistan, as well as an increasingly unstable geopolitical climate and the heightened risk of international conflicts, have resulted in increased orders for our ceramic body armor in each year since 2001. We were awarded an Indefinite Delivery/Indefinite Quantity contract by the U.S. Army in August 2004 with a maximum value of $461.0 million. Through October 2006, twelve delivery orders totaling approximately $391.1 million have been issued to us under this contract. We have also received a number of other orders for ceramic body armor, not covered by the Indefinite Delivery/Indefinite Quantity contract, from the Army and other branches of the U.S. military. In January 2006, we received our first production order for enhanced side ballistic inserts, referred to as ESBI, or side plates, which are designed to protect the side areas of a soldier’s torso when used in conjunction with our ESAPI ceramic body armor plates. This delivery order, which totals $70.0 million, was issued to us by the U.S. Army. In June 2006, we were awarded an Indefinite Delivery/Indefinite Quantity contract by the U.S. Army with a maximum value of $611.7 million for ESBI plates. Through October 2006, two delivery orders totaling approximately $63.2 million have been issued to us under this contract. Based on our current backlog, we expect our shipments of ceramic body armor to be higher in fiscal year 2006 than in 2005. However, unless we receive additional orders under existing contracts or are successful in obtaining new contracts for ceramic body armor, our shipments of ceramic body armor will decline materially in 2007 from levels we expect to achieve in 2006. Moreover, government contracts typically may be cancelled by the government at any time without penalty. For the next several quarters, and perhaps longer, demand for ceramic body armor is likely to be the most significant factor affecting our sales.

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

During the quarter ended March 31, 2005, the U.S. military directed us to modify the specifications of the lightweight ceramic body armor that we had been manufacturing, from the version commonly referred to as SAPI (small arms protective insert), to a revised requirement commonly referred to as ESAPI (enhanced small arms protective insert). The revised requirement is more difficult to manufacture than the SAPI version. We have developed five new designs to meet the revised requirement, all of which have been approved by the government, and we intend to continue to develop additional, improved armor designs. During the quarter ended September 30, 2006, nearly all of the body armor we shipped consisted of our new designs that meet the revised requirement.

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

Our order backlog was approximately $209.1 million as of September 30, 2006, compared to approximately $189.6 million as of September 30, 2005. Orders for ceramic armor represented approximately $182.3 million, or 87.2% of the total backlog as of September 30, 2006, and approximately $136.6 million, or 72.1% of the total backlog as of September 30, 2005. We expect that substantially all of our order backlog as of September 30, 2006 will be shipped during the next 12 months.

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

In August 2006, the current members of Ceradyne’s Board of Directors and all current executive officers amended all unexercised stock options they hold which have an exercise price that is less than the price of the Company’s common stock on the actual date of grant, by increasing the exercise price to an amount equal to the closing price of the common stock as of the actual grant date.

Results of Operations for the Three and Nine Months Ended September 30, 2006

Net Sales. Our net sales for the three months ended September 30, 2006 were $185.8 million, an increase of $91.4 million, or 96.8%, from $94.4 million of net sales in the corresponding quarter of the prior year. Net sales for the nine months ended September 30, 2006 were $484.2 million, an increase of $230.1 million, or 90.5%, from $254.1 million of net sales in the corresponding prior year period.

Net sales for our Advanced Ceramic Operations division for the three months ended September 30, 2006 were $152.5 million, an increase of $88.9 million, or 139.9% from the $63.6 million in the corresponding quarter of the prior year. The primary reason for this improvement was the shipment of $141.9 million of ceramic body and other armor components for defense customers, an increase of $87.0 million, or 158.3% from the $54.9 million of ceramic armor shipments in the third quarter of 2005. This increase in net sales of lightweight body armor for military personnel was caused by delivery of orders that were received in the fourth quarter of 2005, first quarter and second quarter of 2006 from the U.S. Department of Defense. Net sales for our automotive/diesel component product line were $4.3 million, an increase of $171,000, or 4.2%, from the $4.1 million in the corresponding quarter of the prior year. The primary reason for this increase is that our customers are producing more heavy-duty diesel truck engines due to an increase in orders. Net sales of our orthodontic brackets product line were $2.7 million, an increase of $426,000, or 18.4%, from net sales of $2.3 million in the corresponding quarter of the prior year.

For the nine month period ended September 30, 2006, net sales for the Advanced Ceramic Operations division were $383.4 million, an increase of $224.6 million, or 141.5% from the $158.8 million in the corresponding prior year period. The primary reason for this improvement was the shipment of $353.5 million of ceramic body and other armor components for defense customers, an increase of $221.7 million, or 168.1%, from the $131.8 million of ceramic armor shipments in the corresponding prior year period. This increase in net sales of lightweight body armor for military personnel was caused by delivery of orders that were received in the fourth quarter of 2005, first quarter and second quarter of 2006 from the U.S. Department of Defense. Net sales for our automotive/diesel component product line were $13.1 million, an increase of $1.1 million, or 8.4%, from the $12,0 million in the corresponding prior year period. The primary reason for this increase is that our customers are producing more heavy-duty diesel truck engines due to an increase in orders as a result of forward buying due to impending 2007 increased emission standards. Net sales of our orthodontic brackets product line were $7.7 million, an increase of $228,000, or 3.1%, from net sales of $7.5 million in the corresponding prior year period. This was the result of a more aggressive sales and marketing plan by our customer.

Our ESK Ceramics subsidiary had net sales for the three months ended September 30, 2006 of $26.5 million, an increase of $300,000, or 1.1%, from the $26.2 million in the corresponding quarter of the prior year. An increase in sales of ceramic powder to the armor market, net of intercompany sales to Ceradyne, was the main contributing factor. For the nine months ended September 30, 2006, net sales for ESK Ceramics were $82.5 million, an increase of $1.8 million, or 2.1% from the $80.7 million in the corresponding prior year period. An increase in sales of ceramic powder to the armor market was the main contributing factor.

Our Semicon Associates division had net sales for the three months ended September 30, 2006 of $2.2 million, an increase of $474,000 or 28.3%, from the $1.7 million in the corresponding quarter of the prior year. For the nine months ended September 30, 2006, net sales for Semicon Associates were $6.8 million, an increase of $1.4 million or 26.2%, from the $5.4 million in the corresponding prior year period. The increase in sales reflects higher shipments of microwave and laser cathodes in 2006 versus 2005.

Our Thermo Materials division posted net sales for the three months ended September 30, 2006 of $4.2 million, an increase of $1.2 million, or 40.7%, from the $3.0 million in the corresponding quarter of the prior year. For the nine months ended September 30, 2006, net sales for the Thermo Materials division were $11.0 million, an increase of $1.8 million, or 20.0%, from the $9.2 million in the corresponding prior year period. The increase was due to an increase in sales of crucibles used in the manufacture of photovoltaic cells for the solar energy markets and increased sales of components for defense applications.

Our Ceradyne Canada subsidiary, which commenced operations in July 2006, had net sales for the three months ended September 30, 2006 of $485,000.

Gross Profit. Our gross profit was $70.5 million for the three months ended September 30, 2006, an increase of $35.7 million, or 102.5%, from $34.8 million in the corresponding prior year quarter. As a percentage of net sales, gross profit was 38.0% for the three months ended September 30, 2006, compared to 36.9% for the corresponding prior year period. For the nine months ended September 30, 2006, our gross profit amounted to $188.2 million, an increase of $98.9 million, or 110.8%, from $89.3 million in the corresponding prior year period. As a percentage of net sales, gross profit was 38.9% for the nine months ended September 30, 2006, compared to 35.1% for the corresponding prior year period. The increase in gross profit and gross profit as a percentage of sales was a result of increased sales, improved sales mix, higher operating leverage and a reduction in the cost of boron carbide, a key raw material used in the production of body armor. In January 2005, we commenced operations of our Lexington, Kentucky hot press facility where we produce ceramic armor plates. During the nine months ended September 30, 2005, we incurred start up and training expenses that were significantly reduced during the nine months ended September 30, 2006. The reduction of these expenses caused gross profit to increase.

Our Advanced Ceramic Operations division posted gross profits of $56.5 million for the three months ended September 30, 2006, an increase of $31.9 million, or 129.7%, from $24.6 million in the corresponding prior year quarter. As a percentage of net sales, gross profit was 37.0% for the three months ended September 30, 2006, compared to 38.7% for the corresponding prior year quarter. For the nine months ended September 30, 2006, gross profit for the Advanced Ceramic Operations division was $148.9 million, an increase of $89.3 million, or 149.8%, from $59.6 million in the corresponding prior year period. As a percentage of net sales, gross profit was 38.9% for the nine months ended September 30, 2006, compared to 37.6% for the corresponding prior year period. The reasons for the increase in gross profit for the nine months ended September 30, 2006 and gross profit as a percentage of sales are consistent with those reasons described in the preceding paragraph. The reduction in gross profit as a percentage of net sales for the three months ended September 30, 2006 was due to increased scrap rates in body armor due to operator errors during furnace runs at our Lexington plant, increases in the amount of inventory recognized as obsolete and expensed during the quarter due to product design changes and inventory count adjustments as a result of regular cycle count adjustments. To reduce future operator errors, we have added programmable logic controllers to the furnaces.

Our ESK Ceramics subsidiary had gross profit of $12.9 million for the three months ended September 30, 2006, an increase of $3.6 million or 38.7%, compared to $9.3 million in the prior year quarter. As a percentage of net sales, gross profit was 35.0% for the three months ended September 30, 2006, compared to 35.5% for the corresponding prior year quarter. For the nine months ended September 30, 2006, gross profits for ESK Ceramics was $35.3 million, an increase of $8.0 million, or 29.2%, from $27.3 million in the corresponding prior year period. As a percentage of net sales, gross profit was 32.0% for the nine months ended September 30, 2006, compared to 29.8% for the corresponding prior year period. The increase in gross profit and gross profit as a percentage of sales for the nine months ended September 30, 2006 was a result of an improved sales mix, as well as increased sales by our Advanced Ceramic Operations division of products containing boron carbide purchased from ESK Ceramics. Because intercompany sales are eliminated in our consolidated financial statements, the gross profit related to sales of boron carbide powder by our ESK Ceramics subsidiary to our Advanced Ceramic Operations division are not recognized by ESK Ceramics until the finished product containing the powder is shipped by our Advanced Ceramic Operations division to its customers.

Our Semicon Associates division had gross profit of $0.6 million, for the three months ended September 30, 2006, an increase of $200,000, or 56.8%, compared to $352,000 in the prior year quarter. As a percentage of net sales, gross profit was 25.7% for the three months ended September 30, 2006, compared to 21.0% for the corresponding prior year quarter. For the nine months ended September 30, 2006, gross profit for the Semicon Associates division was $2.0 million, an increase of $0.9 million or 71.1%, from $1.1 million in the corresponding prior year period. As a percentage of net sales, gross profit was 28.6% for the nine months ended September 30, 2006, compared to 21.1% for the corresponding prior year period. The increase in gross profit and gross profit as a percentage of sales was primarily due to an improved sales mix caused by higher sales of crucibles and increasing Defense revenues.

Our Thermo Materials division had gross profit of $0.9 million for the three months ended September 30, 2006, an increase of $280,000, or 47.8%, from $0.6 million in the corresponding prior year quarter. As a percentage of net sales, gross profit was 20.7% for the three months ended September 30, 2006, compared to 19.7% for the corresponding prior year quarter. For the nine months ended September 30, 2006, gross profit for the Thermo Materials division was $2.3 million, an increase of $1.1 million or 93.7%, compared to $1.2 million in the prior year period. As a percentage of net sales, gross profit was 21.0% for the nine months ended September 30, 2006 compared to 13.0% for the corresponding prior year period. The improvements in gross profit and gross profit as a percentage of sales were primarily due to lower sales of fused silica and casting product lines which have lower gross margins and an increase in the sales of crucibles which have higher gross margins.

Our Ceradyne Canada subsidiary, which commenced operations in July 2006, had gross loss for the three months ended September 30, 2006 of $261,000. As a percentage of net sales, gross profit loss was 53.8% for the three months ended September 30, 2006. For the nine months ended September 30, 2006, the gross profit loss was $285,000. As a percentage of net sales, gross profit loss was 58.8% for the nine months ended September 30, 2006. The loss was caused by operational start up expenses.

Selling Expenses. Our selling expenses were $5.7 million for the three months ended September 30, 2006, an increase of $0.7 million, or 13.2%, from $5.0 million in the corresponding prior year quarter. Selling expenses, as a percentage of net sales, decreased from 5.3% for the three months ended September 30, 2005 to 3.1% of net sales for the three months ended September 30, 2006. For the nine months ended September 30, 2006, selling expenses were $17.4 million, an increase of $2.1 million, or 13.4%, from $15.3 million in the corresponding prior year period. Selling expenses, as a percentage of net sales, decreased from 6.0% for the nine months ended September 30, 2005 to 3.6% for the corresponding current year period. The decrease in selling expenses as a percentage of net sales was due to higher armor sales that did not require a proportional increase in selling expenses. Increases in the number of employees and related personnel expenses primarily accounted for the increase in selling expenses for the three and nine months ended September 30, 2006.

General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 2006 were $8.7 million, an increase of $3.3 million, or 60.7%, from $5.4 million in the corresponding prior year quarter. General and administrative expenses, as a percentage of net sales, decreased from 5.8% for the three months ended September 30, 2005 to 4.7% of net sales for the three months ended September 30, 2006. For the nine months ended September 30, 2006, general and administrative expenses were $26.1 million, an increase of $10.9 million, or 72.1%, from $15.2 million in the nine months ended September 30, 2005. General and administrative expenses, as a percentage of net sales, decreased from 6.0% for the nine months ended September 30, 2005 to 5.4% of net sales for the nine months ended September 30, 2006. The primary reason for the decrease in general and administrative expenses as a percentage of net sales was higher armor sales that did not require a proportional increase in general and administrative expenses. The reason for the increase in general and administrative expenses for the nine months ended September 30, 2006 was a non-cash charge of $2.2 million in the second quarter based on the results of our Special Committee’s review of our historical stock option practices, including our underlying option grant documentation and procedures, as described in more detail above under the caption “Overview – Review of Historical Stock Option Grant Procedures,” and a related charge for payroll tax and penalties of $1.2 million. Increases in the number of employees and related personnel expenses including increased bonus accruals as a result of the Company’s higher operating profits accounted for the remaining increase in general and administrative expenses.

Research and Development. Research and development expenses for the three months ended September 30, 2006 were $2.5 million, an increase of $0.5 million, or 24.3%, from $2.0 million in the corresponding prior year quarter. Research and development expenses, as a percentage of net sales, decreased from 2.2% for the three months ended September 30, 2005 to 1.4% of net sales for the three months ended September 30, 2006. For the nine months ended September 30, 2006, research and development expenses were $7.7 million, an increase of $2.1 million, or 37.1%, from $5.6 million in the corresponding prior year period. Research and development expenses, as a percentage of net sales, decreased from 2.2% for the nine months ended September 30, 2005 to 1.6% of net sales for the nine months ended September 30, 2006. The primary reason for the decrease in research and development expenses as a percentage of net sales was higher armor sales that did not require a proportional increase in research and development expenses. Increases in research and development expenditures for next generation body armor products and the continuing development of vehicle armor primarily accounted for the increase in research and development expenses for the three and nine months ended September 30, 2006.

Other Income. Other income, including royalty income, interest income and miscellaneous for the three months ended September 30, 2006 was $1.5 million, an increase of $1.4 million, or 1082.9%, compared to $129,000 in the corresponding quarter of 2005. Other income for the nine months ended September 30, 2006 was $4.1 million, an increase of $3.6 million, or 670.5%, compared to $0.5 million in the corresponding prior year period. The increase was due primarily to higher interest income received from investing higher cash balances in short-term marketable securities.

Interest Expense. Our interest expense for the three months ended September 30, 2006 was $1.0 million, a decrease of $0.9 million, or 45.4%, compared to $1.9 million in the corresponding prior year period. Interest expense for the nine months ended September 30, 2006 was $3.1 million, a decrease of $1.9 million or 38.2%, compared to $5.0 million in the corresponding prior year period. The decrease was due to the repayment in December 2005 of our credit facility consisting of a term loan and line of credit, which had a higher interest rate than the convertible debt that we issued in December 2005 to replace it.

Income before Provision for Income Taxes. Our income before provision for income taxes for the three months ended September 30, 2006 was $54.1 million, an increase of $33.5 million, or 162.6%, from $20.6 million in the corresponding prior year quarter. For the nine months ended September 30, 2006, income before provision for income taxes was $138.0 million, an increase of $89.3 million, or 183.4%, from the $48.7 million in the corresponding prior year period.

Our Advanced Ceramic Operations division’s income before provision for income taxes for the three months ended September 30, 2006 was $47.7 million, an increase of $29.6 million, or 164.0%, from $18.1 million in the corresponding prior year quarter. For the nine months ended September 30, 2006, the Advanced Ceramic Operations division’s income before provision for income taxes was $123.2 million, an increase of $81.6 million, or 196.4%, from $41.6 million in the corresponding prior year period. The increase in income before provision for income taxes for both the three and nine months ended September 30, 2005 was due primarily to higher sales of body armor and a reduction of start up and training expenses in our Lexington, Kentucky hot press facility compared to the first nine months of last year.

Our ESK Ceramics subsidiary’s income before provision for income taxes for the three months ended September 30, 2006 was $6.0 million, an increase of $3.7 million, or 159.8%, from $2.3 million in the corresponding prior year quarter. For the nine months ended September 30, 2006, ESK Ceramics’ income before provision for income taxes was $13.2 million, an increase of $6.4 million, or 92.3%, from $6.8 million in the corresponding prior year period. The increase in gross profit and gross profit as a percentage of sales was a result of an improved sales mix, as well as increased sales by our Advanced Ceramic Operations division of products containing boron carbide purchased from ESK Ceramics. Because intercompany sales are eliminated in our consolidated financial statements, the gross profit related to sales of boron carbide powder by our

ESK Ceramics subsidiary to our Advanced Ceramic Operations division are not recognized by ESK Ceramics until the finished product containing the powder is shipped by our Advanced Ceramic Operations division to its customers.

Semicon Associates income before provision for income taxes for the three months ended September 30, 2006 was $337,000, an increase of $207,000, or 159.2%, from $130,000 in the corresponding prior year quarter. For the nine months ended September 30, 2006, Semicon Associates income before provision for income taxes was $1.2 million, an increase of $0.7 million, or 136.9%, from $0.5 million in the corresponding prior year period. The increase in income before provision for income taxes for the nine months ended September 30, 2006 was a result of higher sales of microwave and laser cathodes and increased manufacturing operating leverage while other operating expenses remained relatively constant.

Thermo Materials’ income before provision for income taxes for the three months ended September 30, 2006 was $293,000, an increase of $226,000, or 337.3% from $67,000 in the corresponding prior year quarter. For the nine months ended September 30, 2006, Thermo Materials’ income before provision for income taxes was $0.7 million, an increase of $0.9 million, from a loss before provision for income taxes of $239,000 in the corresponding prior year period. The increase in income before provision for income taxes for the three and the nine months ended September 30, 2006 was primarily due to an improved sales mix caused by higher sales of crucibles and increasing Defense revenues.

Income Taxes. We had a combined federal and state tax rate of 31.7% for the three months ended September 30, 2006, resulting in a provision for taxes of $17.2 million, an increase of $9.9 million, or 136.5%, from $7.3 million, or 35.2% in the corresponding prior year quarter. Our provision for income taxes for the nine months ended September 30, 2006 was $47.3 million, an increase of $29.3 million, or 163.3%, from the $18.0 million in the corresponding prior year period. The effective income tax rate for the nine months ended September 30, 2006 was 34.3% compared to 36.9% in the corresponding prior year period. The decrease in the effective tax rate results from a lower state tax rate due to apportionment outside of California, increases in domestic production activities deductions and extraterritorial income related deductions.

Liquidity and Capital Resources

We generally have met our operating and capital requirements with cash flow from operating activities, borrowings under our bank credit facility, and proceeds from the sale of shares of our common stock.

Our net cash position decreased by $31.6 million during the nine months ended September 30, 2006, compared to a $413,000 decrease during the nine months ended September 30, 2005. For the nine months ended September 30, 2006, cash flow provided by operating activities amounted to $106.6 million compared to $21.3 million during the nine months ended September 30, 2005. The primary factors contributing to cash flow from operating activities during the nine months ended September 30, 2006 were net income of $90.7 million, depreciation and amortization of $13.2 million, stock compensation of $3.3 million, and increase in accounts payable and accrued expenses of $22.8 million. These contributions were offset by increases in accounts receivable of $8.7 million, other receivables of $444,000, inventories of $3.8 million, production tooling of $6.8 million and prepaid expenses and other assets of $2.4 million. The increases in accounts receivable, inventory, tooling and accounts payable were due to the increase in sales and production to support the growth of the ACO segment.

We used $141.9 million of our cash for investing activities, including $27.6 million for capital expenditures, acquisition of a product line and related assets for $6.6 million and $107.7 million for purchases of short-term investments. Capital expenditures included an $8.0 million capital expenditure for a building and equipment in Canada to enable us to enter into the manufacture and marketing of structural neutron absorbing materials and metal matrix composites.

Financing activities provided cash of $2.7 million, primarily generated by the exercises of stock options of $0.9 million and issuance of stock for the employer matching contribution to our 401(k) plan of $0.8 million and tax benefit due to options exercised of $1.1 million. During December 2005, the Company issued $121.0 million of 2.875% senior subordinated convertible notes (“Notes”) due December 15, 2035. We received net proceeds of approximately $116.8 million from the Notes offering after deducting offering expenses and underwriting discounts of $4.2 million.

Interest on the Notes is payable on December 15 and June 15 of each year, commencing on June 15, 2006. The Notes are convertible into 17.1032 shares of our common stock for each $1,000 principal amount of the Notes (which represents a conversion price of approximately $58.47 per share), subject to adjustment. The Notes are convertible only under certain circumstances, including if the price of our common stock reaches, or the trading price of the Notes falls below, specified thresholds, if the Notes are called for redemption, if specified corporate transactions or fundamental changes occur, or during the 10 trading days prior to maturity of the Notes. We may redeem the Notes at any time after December 20, 2010, for a price equal to 100% of the principal amount plus accrued and unpaid interest, including contingent interest (as described below), if any, up to but excluding the redemption date.

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

In December 2005, the Company established a new unsecured $10.0 million line of credit. As of September 30, 2006, there were no outstanding amounts on the line of credit. However, the available line of credit at September 30, 2006 has been reduced by an outstanding letter of credit in the amount of $3.8 million. The interest rate on the credit line is based on the LIBOR rate for a period of one month, plus a margin of one percent, which equaled 6.3% as of September 30, 2006.

Pursuant to the bank line of credit, the Company is subject to certain covenants, which include, among other things, the maintenance of specified minimum amounts of tangible net worth and quick assets to current liabilities ratio. At September 30, 2006, the Company was in compliance with these covenants.

Our cash, cash equivalents and short-term investments totaled $175.5 million at September 30, 2006, compared to $99.4 million at December 31, 2005. At September 30, 2006, we had working capital of $294.0 million, compared to $212.3 million at December 31, 2005. Our cash position includes amounts denominated in foreign currencies, and the repatriation of those cash balances from our ESK Ceramics subsidiary does not result in additional tax costs. We believe that our current cash and cash equivalents on hand, cash available from the sale of short-term investments, cash available from additional borrowings under our revolving line of credit and cash we expect to generate from operations will be sufficient to finance our anticipated capital and operating requirements for at least the next 12 months. We also may utilize cash, and to the extent necessary, borrowings from time to time to acquire other businesses, technologies or product lines that complement current products, enhance our market coverage, technical capabilities or production capacity, or offer growth opportunities. We have no present commitments or agreements for any material acquisitions.

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

Our debt is comprised of $121.0 million of a convertible note with a fixed coupon rate of 2.875%. The fair value of long-term debt was $104.5 million and is based on quoted market prices at September 30, 2006.

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

Approximately 16.0% of our revenues for the nine months ended September 30, 2006 were derived from operations outside the United States. Our acquisition of ESK Ceramics provided additional revenues that were derived outside the United States. Therefore, we are subject to fluctuations in sales and earnings reported in U.S. dollars as a result of changing currency exchange rates.

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

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2006 (the end of the period covered by this report). Based on this evaluation, taking into account the items discussed above in this Item 4, our principal executive officer and principal financial officer concluded that our current disclosure controls and procedures (as defined in Rules 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934) are effective.

Changes in Internal Control over Financial Reporting

Our management evaluated our internal control over financial reporting and there have been no changes during the fiscal quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

On August 11, 2006, a shareholder derivative complaint was filed in the California Superior Court for Orange County by Fritz J. Moennighoff, Case Number 06-CC-00156. On August 25, 2006, a shareholder derivative complaint was filed in the California Superior Court for Orange County by Larry Menning, Case Number 06-CC-00175. On August 28, 2006, a shareholder derivative complaint was filed in the California Superior Court for Orange County by Rhoda Kubrick, Case

Number 06-CC-00176. On September 19, 2006, a shareholder derivative complaint was filed in the California Superior Court for Orange County by John King, Case Number 06-CC-00193. All four complaints were brought purportedly on behalf of the Company against certain of the Company’s current and former directors and executive officers. The complaints assert claims for, among other things, breaches of fiduciary duty by directors and executive officers related to backdating of stock options. The complaints seek to require the individual defendants to rescind stock options they received which have an exercise price below the closing price of the Company’s common stock on the date of grant, to disgorge the proceeds of options exercised, to reimburse the Company for damages of an unspecified amount, and also seek certain equitable relief, attorneys’ fees and costs. The plaintiff in the Kubrick case requested voluntary dismissal of her complaint in the Superior Court on or before September 29, 2006, and filed a substantially identical complaint on September 29, 2006, in the United States District Court for the Central District of California, Case No. SA CV 06-919 JVS (PJWx). The plaintiff in the King case requested voluntary dismissal of his complaint in the Superior Court on or before September 29, 2006, and filed a substantially identical complaint on September 29, 2006, in the United States District Court for the Central District of California, Case No. SA CV 06-920 JVS (PJWx). The Superior Court granted the plaintiffs’ requests for dismissal of the Kubrick and King cases on October 18, 2006. We intend to take all appropriate action in response to these lawsuits. The impact of the outcome of these lawsuits is undeterminable at this time.

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

CERADYNE, INC.

Date: November 1, 2006	By:	/s/ JERROLD J. PELLIZZON
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