Form 10-K
period 2006-12-31
CERADYNE INC
filed 2007-02-26
CIK 18937

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 000-13059

CERADYNE, INC.

(Exact name of registrant as specified in its charter)

Delaware	33-0055414
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

3169 Red Hill Avenue, Costa Mesa, California	92626
(Address of principal executive offices)	(Zip Code)

(714) 549-0421

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered:
Common Stock, par value $0.01 per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is not required to file reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of registrant’s common stock held by non-affiliates as of June 30, 2006 (the last business day of registrant’s most recently completed second fiscal quarter) was approximately $1.3 billion.

As of February 21, 2007, there were 27,141,887 shares of registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of registrant’s definitive proxy statement for its annual meeting of stockholders to be held on June 4, 2007 are incorporated by reference into Part III of this Form 10-K.

TAB LE OF CONTENTS

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

Our products include:

•	lightweight ceramic armor for soldiers and other military applications;

•	ceramic industrial components for erosion and corrosion resistant applications;

•	ceramic powders, including boron carbide, boron nitride, titanium diboride, calcium hexaboride, and zirconium diboride, which are used in manufacturing armor and a broad range of industrial products;

•	evaporation boats for metallization of materials for food packaging and other products;

•	durable, reduced friction, ceramic diesel engine components;

•	functional and frictional coatings primarily for automotive applications;

•	translucent ceramic orthodontic brackets;

•	ceramic-impregnated dispenser cathodes for microwave tubes, lasers and cathode ray tubes;

•	ceramic crucibles for melting silicon in the photovoltaic solar cell manufacturing process;

•	ceramic missile radomes (nose cones) for the defense industry; and

•	structural neutron absorbing materials in combination with aluminum metal matrix composites that serve as part of a barrier system for spent fuel storage and dry storage in the nuclear industry.

Our customers include the U.S. government, prime government contractors and large industrial, automotive, diesel and commercial manufacturers in both domestic and international markets.

The principal factor contributing to our recent growth in sales is increased demand by the U.S. military for ceramic body armor that protects soldiers. This increased demand is driven by a growing recognition of the performance and life saving benefits of utilizing advanced technical ceramics in lightweight body armor. Recent military conflicts in Iraq and Afghanistan, as well as an increasingly unstable geopolitical climate and the heightened risk of international conflicts, have resulted in increased orders for these products. We believe that our ability to produce and deliver large quantities of ceramic body armor in 2005 and 2006 has led to increased orders for our products. However, ceramic armor contracts generally are awarded in an open competitive bidding process. Our future level of sales of ceramic body armor will depend on our ability to successfully compete for and retain this business.

Our sales also increased in 2004, 2005 and 2006 because of our acquisition of ESK Ceramics on August 23, 2004. The operations of ESK Ceramics have been consolidated with ours since September 1, 2004. As a result of this acquisition, we believe that we are the only ceramic body armor manufacturer with a vertically integrated approach of designing much of our key equipment and controlling the manufacturing process from the principal raw material powder to finished product.

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

•	high purity fused silica ceramic crucibles used by several photovoltaic cell manufacturers in their silicon melting operation in order to produce polycrystalline silicon storage containers;

•	storage containers made with our boron carbide powder that have the potential to be used for long-term containment of nuclear waste from nuclear power plants; and

•	small complicated ceramic components made using our injection molding technology that have the potential to be used as medical implants.

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

We conduct our operations through five operating segments: our Advanced Ceramic Operations division, our ESK Ceramics subsidiary, our Semicon Associates division, our Thermo Materials division and our new Ceradyne Canada subsidiary.

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

Market Opportunity	Demands of the Market	Our Solution
Defense

Lightweight ceramic body armor and boron carbide powders	Due to the proliferation of automatic weapons in tactical operations and terrorist conflicts, it has become necessary for vests or other armor to stop machine gun bullets while being light enough in weight to allow freedom of movement without undue fatigue.	We have developed lightweight bullet resistant ceramic body armor solutions, including SAPI (small arms protective inserts), ESAPI (enhanced small arms protective inserts), ESBI (enhanced side ballistic inserts) and other systems. These products generally consist of hot pressed Ceralloy® 546 (boron carbide) or hot pressed Ceralloy® 146 (silicon carbide) and other ceramic coupled with backings such as Dyneema® or Spectra Shield® purchased from third parties. Our subsidiary, ESK Ceramics, is a major manufacturer of boron carbide powders, which are used by us and our competitors to manufacture lightweight ceramic body armor.

Lightweight ceramic armor for military ground-based vehicles, boats and aircraft	Military ground-based vehicles, boats and aircraft require protection against automatic weapons. Weight, cost and vehicle compatibility are critical technical parameters.	We have developed a series of lightweight, cost effective ceramic armor systems and attachment mechanisms that have multi-hit protection at various threat levels and can be added to an existing vehicle or designed into new vehicles, boats and aircraft.

Market Opportunity	Demands of the Market	Our Solution
Missile radomes (nose cones)	Defensive tactical missile systems such as the PAC-3 (Patriot Advanced Capability) and the Arrow Missile are designed to fly at extremely high velocities, survive tight turning radii and operate in severe weather conditions. These operating conditions preclude the use of conventional polymer materials for radomes.	We have developed advanced technical ceramic radomes made of fused silica ceramics which meet certain specifications of these tactical defensive missile systems, and have developed a modified silicon nitride radome for more demanding requirements. We have also established a precision diamond grinding capability to finish these radomes.

Industrial

Advanced ceramic structural parts	Applications such as high performance pump seals, blast nozzles, chemical processing, and pulp and paper manufacturing, require components with corrosion and wear resistant properties, mechanical strength, hardness, favorable friction properties and the ability to withstand extreme temperature fluctuations.	We have developed products for each of these applications which have excellent wear resistant properties, lightness, hardness and the ability to withstand extremely high temperatures. We manufacture these products using primarily our EKasic® silicon carbide, silicon nitride and boron carbide ceramic.

Boron compounds and metallurgy	Increasing productivity requirements in primary industries are met with boron nitride powders, which are used as high temperature lubricants and release agents. As filler material in polymers and silicones, boron nitride is used for heat conducting and insulating films in the electronic industry. Aluminum and steel foundries increasingly require consumables with longer lifetimes to improve their overall efficiencies.	In the aluminum extrusion industry, boron nitride powder, spray or suspension is used as a release agent to keep the hot metal away from the extrusion die. In furnace and high temperature applications it is used as insulation sleeve or support for graphite heaters. Boron nitride’s largely inert behavior towards molten metals makes it an ideal material for applications in direct contact with such materials. We supply break rings for horizontal continuous casting and side-dams for thin strip casting. We also supply high density and high purity silicon nitride products for aluminum-foundries worldwide.

Evaporation boats	Packaging materials used for snack and other food products are often lined with an aluminum coating to preserve shelf life. The coating, or metallization, process requires a tool, called an evaporation boat, which can withstand the high temperature and corrosiveness of melted aluminum.	We have developed evaporation boats, typically made using boron nitride/titanium diboride, that can withstand direct contact with highly corrosive liquids, such as melted aluminum. These evaporation boats are used in the metallization of various surfaces, including paper, plastic and glass.

Industrial equipment requiring critical protection against severe wear or corrosion	Failure of industrial equipment is often caused by premature wearing out of surfaces due to abrasive action. An example is paper making equipment where the pulp slurry runs at 5,000 feet per minute.	Sintered reaction bonded silicon nitride (SRBSN) industrial wear parts are designed to replace hard metal or oxide ceramic wear surfaces, resulting in greater productivity, quality and longer uptime. Our side damns are used in the refractory industry for the production of steel.

Market Opportunity	Demands of the Market	Our Solution
Photovoltaic (solar cell) manufacturing requiring crucibles for melting silicon	In order to produce cost effective solar cell components, it is necessary to melt silicon in a crucible or vessel that will be able to contain the molten silicon yet not allow unwanted chemicals to contaminate the melt.	We have developed a high purity fused silica ceramic crucible (receptacle) which is being used by several photovoltaic cell manufacturers in their silicon melting operation in order to produce polycrystalline silicon.

Radioactive waste management	Increasing stockpiles of radioactive nuclear waste require materials that can be used to safely transport and store items such as spent nuclear fuel rods.	The boron atom in boron carbide powder is able to capture neutrons, thus reducing the radioactive risk associated with transportation and storage of nuclear waste. Our Boral® product line, which consists of a hot-rolled aluminum sheet containing a core of uniformly distributed boron carbide and aluminum particles that is enclosed within layers of pure aluminum, forms a solid and effective barrier for the storage of nuclear waste.

Automotive/Diesel

Heavy-duty diesel truck engines	In order to achieve diesel engine life of 500,000 miles or more without major maintenance, and to meet current environmental requirements, it may be necessary to replace metal engine components with longer lasting, lighter weight, lower friction ceramic parts at acceptable unit costs.	Our SRBSN ceramic cam rollers replace conventional steel cam rollers in order to allow diesel engines to run at higher internal pressures and thus meet environmental and other requirements.

Wear-resistant functional and frictional coatings	Engines generate extreme vibration during operation that can cause components joined by nuts and bolts to loosen. Traditionally, locknut washers have been used for this application.	Our wear-resistant functional and frictional coatings utilizing entrapped hard particles, primarily diamonds, which are applied to shims in lieu of using locknut washers. These coatings increase the static friction coefficient and minimize the effects of vibration and allow more economic and efficient designs of engines, particularly in the auto industry.

Commercial

Orthodontic brackets	Traditional stainless steel orthodontic brackets are often considered unsightly. Substitute clear plastic materials can be weak and may stain. Some orthodontic patients prefer aesthetically pleasing brackets which can be affixed to each tooth to support the arch wire.	Our translucent ceramic orthodontic brackets are inert, reveal the color of the patient’s teeth, and allow the orthodontist to correct the patient’s bite. Our marketing partner, 3M Unitek, sells this translucent ceramic bracket under the brand name Clarity™.

Our Competitive Strengths

We believe that several aspects of our company provide us a competitive advantage in the markets we serve, including the following:

Broad Technical Expertise in Ceramic Material Science. Since the founding of our company in 1967, our core business has been researching, developing, designing, manufacturing and marketing advanced technical ceramic products. Specifically, our expertise is in a class of ceramics known as non-oxide structural ceramics. Many of our staff are technically trained, including 70 employees with degrees in ceramic engineering or related sciences, of which 24 have Ph.D. degrees. We have continuously sought to develop and manufacture innovative ceramic products not only for the markets that we currently serve but to identify and apply our experience and capabilities to emerging markets and applications. For example, our expertise allows us to develop ceramic armor products expeditiously and manufacture them on a significant scale.

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

Experienced Management Team and Entrepreneurial Culture. Our success is attributable in large part to the extensive knowledge and experience of our management team and key personnel. Our executive management team has substantial experience in advanced technical ceramic materials science and our Chief Executive Officer, our President of North American Operations and our Vice President of Operations each has more than 25 years of experience in the ceramics industry. Our management team has demonstrated its ability to identify, execute and integrate strategic acquisitions into our business through our acquisitions of ESK Ceramics in August 2004, Quest Technology in May 2004 and a boron carbide/aluminum cladding product line known as Boral® in June 2006. Moreover, we believe that the entrepreneurial culture that has been fostered at Ceradyne since 1967 enhances our ability to develop innovative products for the markets that we serve.

Our Business Strategy

Our goal is to create value for our stockholders by profitably developing, manufacturing and selling advanced technical ceramic components to customers in existing and new markets where there is a need for new materials that will increase the efficiency, productivity and life of our customers’ end products. Key elements of our strategy for achieving this goal include:

Capitalizing on Opportunities in the Defense Market. The current geopolitical climate, terrorist threats and heightened international conflicts such as those in Iraq and Afghanistan, have been the primary factors driving demand for our defense products. Our defense marketing and sales efforts emphasize sales of ceramic body armor for military personnel to the U.S. government and, with the authorization of the U.S. government, to foreign allies of the United States. We also intend to expand our lightweight ceramic armor products to address additional body armor applications as well as new defense applications in vehicles, boats and aircraft. We are in the process of developing the next generation of body armor that we plan to have capable of withstanding higher ballistic threats than current versions with approximately the same product weight.

Continuing to Increase our Non-Defense Revenue Base. We plan to continue to grow our non-defense customer base, primarily through promoting existing products to new customers and developing new products for new and existing customers. We focus on educating our current and potential customers on the advantages of our advanced technical ceramics compared to alternative solutions, and assisting them in developing advanced technical ceramic components for existing or new products and applications. Our highly trained technical and marketing staff educates our customers through direct sales visits, by preparing technical papers and product literature, and by participating in technical conferences, trade shows and exhibitions. Based on these efforts, we believe there is an opportunity to further expand the use of advanced technical ceramic products. For example, we are working with 3M Unitek on developing the next generation of translucent ceramic orthodontic brackets. We also are working with companies in the aluminum industry on utilizing ceramic materials in their next generation smelting production processes that have the potential to reduce the cost of producing aluminum. We also intend to further increase our customer, product and market base by converting certain advanced technical ceramics, originally developed for defense applications, to industrial and commercial applications. In addition to organically growing our product portfolio and market reach, we plan to continue to identify strategic acquisition opportunities that broaden our product lines within industrial and commercial markets. For example, a key strategic reason for our acquisitions of ESK Ceramics and the Boral® product line were to further increase our non-defense revenue base as is the expansion of our operations into Canada and China.

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

Investing to Improve our Gross Margins and Manufacturing Efficiencies. We focus on cost containment, productivity enhancements and manufacturing efficiencies as a means to drive earnings growth. We have implemented lean manufacturing initiatives, such as Demand Flow® Technology and 5-S plus Safety in order to reduce inventories, scrap and queue times and to increase productivity. Additionally, we continue to evaluate opportunities to employ automation and dedicated work cells to expand our in-line production efficiency. We also continue to seek ways to reduce our manufacturing costs by evaluating opportunities to relocate or expand manufacturing operations within the United States as well as internationally. For example, in 2004, we began expanding our high energy-utilization manufacturing processes at our new Lexington, Kentucky facility, where the cost of electricity, which comprises a significant portion of our cost of product sales, is substantially lower than in California. We plan to evaluate strategic manufacturing relationships in international markets, including joint ventures or acquisitions, particularly in low cost manufacturing areas such as Mexico and China. We expect to complete the construction in May 2007, of a new approximately 98,000 square foot facility in Tianjin, China for the manufacture of solar crucibles. We also plan to develop strategic relationships with other manufacturing companies or key customers whose expertise or financial resources can assist us in accomplishing our objectives.

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

Radioactive Waste Management. Boron carbide powder has a high cross-section for capturing neutrons, making it an ideal material for the management of radioactive nuclear waste from nuclear power plants. Typical applications include use in neutron absorbing parts, such as control rods in nuclear power plants, and nuclear shielding in the storage and transportation of nuclear waste materials. Our Boral® product line, which consists of a rolled aluminum sheet containing a core of uniformly distributed boron carbide and aluminum particles that is enclosed within layers of pure aluminum, forms a solid and effective barrier for the storage of nuclear waste.

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

Operating Divisions and Facilities

We serve our markets through five segments with manufacturing facilities in several locations across the United States and two locations in Europe—Germany and France. The following table includes a summary of our facilities and products comprising our five operating segments.

Operating Segment and Facility Location	Products
Ceradyne Advanced Ceramic Operations	Defense Applications: • Lightweight ceramic armor

Costa Mesa, Irvine and San Diego, California(1) Approximately 272,000 square feet	Industrial Applications: • Ceralloy® 147 SRBSN wear parts • Precision ceramics

Lexington, Kentucky(2) Approximately 115,000 square feet	Automotive/Diesel Applications: • Ceralloy® 147 SRBSN automotive/diesel engine parts

Wixom, Michigan(3) Approximately 29,000 square feet	Commercial Applications: • Ceramic orthodontic brackets • Components for medical devices

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

Ceradyne Thermo Materials Scottdale and Clarkston, Georgia(7) Approximately 132,000 square feet

Defense Applications:

•     Missile radomes (nose cones)

Industrial Applications:

•     Glass tempering rolls

•     Metallurgical tooling

•     Castable and other fused silica products

•     Crucibles for photovoltaic solar cell applications

Ceradyne Canada • Chicoutimi, Canada(8) • Approximately 86,000 square feet	Industrial Applications: • Boral® structural neutron absorbing materials • Metal matrix composite structures

(1)	We have leases on our facilities in Costa Mesa, California, aggregating approximately 99,000 square feet, all of which expire in October 2010. We own our 40,000 square foot facility in Irvine, California. We also lease in Irvine, California a 24,000 square foot facility that expires in April 2009 and a 76,000 square foot facility that expires in April 2011. We also have a lease on our 23,000 square foot facility in Irvine that expires in April 2009. We have a lease on our 10,000 square foot facility in San Diego, California which expired in December 2006. We anticipate renewing this lease.
(2)	We own our facility in Lexington, Kentucky.
(3)	We have a lease on our Wixom, Michigan facility which expires in April 2010.

(4)	We own our facility in Kempten, Germany, as well as the 22-acre property on which our facility is located.
(5)	We own our facility in Bazet, France, as well as the four-acre property on which our facility is located.
(6)	We own our facility in Lexington, Kentucky, as well as the five-acre property on which our facility is located.
(7)	We have a lease on our 85,000 square foot facility in Scottdale, Georgia which expires in December 2015. We have a lease on our 47,000 square foot facility in Clarkston, Georgia which expires in May 2009.
(8)	We own our facility in Chicoutimi, Canada, as well as the seven-acre property on which our facility is located.

Sales, Marketing and Customers

Each of our five operating segments maintains a separate sales and marketing force promoting its individual products. As of December 31, 2006, we had 78 employees directly involved in sales and marketing, including 48 sales and marketing personnel located outside the United States. We also have agreements with manufacturers’ representatives in foreign countries who are compensated as a percent of sales in their territory. Sales to customers located outside the United States represented approximately 15.9% of our net sales in 2006, 26.1% in 2005 and 20.5% in 2004.

We continue to explore various domestic and international relationships to increase our sales and market penetration. We seek long-term relationships such as multi-year agreements or exclusive relationships with our customers to achieve a more consistent and predictable flow of orders and shipments.

We sell products and components to the U.S. government and government agencies, as well as to government contractors, original equipment manufacturers and to end users. The U.S. government and government agencies collectively represented approximately 73.4% of our net sales in 2006, 65.8% in 2005 and 59.2% in 2004.

We sell our translucent ceramic orthodontic brackets, commonly known as braces, only to 3M Unitek. Sales to 3M Unitek represented approximately 1.6% of our net sales in 2006, 2.7% in 2005 and 4.6% in 2004. On December 5, 2005, we entered into a new supply agreement with 3M Unitek that expires in December 2010, and which may be extended by 3M Unitek at its option for an additional two years. This new agreement replaces our original, March 1986 joint development and supply agreement with 3M Unitek, that would have expired in September 2007. 3M Unitek is a major manufacturer of stainless steel orthodontic brackets and, early in our relationship, shared with us the functional specifications and properties which ceramic brackets would be required to satisfy. With this information and our experience with translucent ceramics in defense applications, we developed, and in 1987 began manufacturing, translucent ceramic brackets. Under the original supply agreement, 3M Unitek was required to purchase ceramic orthodontic brackets exclusively from Ceradyne until September 2007. Under the terms of the new agreement, 3M Unitek will continue to purchase 100% of their Clarity and Transcend brand ceramic orthodontic product lines exclusively from us for as long as 3M Unitek continues to sell such products. The new agreement further stipulates that Unitek must purchase from Ceradyne at least 50% of the ceramic orthodontic brackets 3M Unitek requires for next generation designs, which it intends to introduce in 2007.

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

Rolling of Boron Carbide and Aluminum Metal Matrix Composites. For the production metal matrix composite materials, we purchase billets consisting of a core of pure aluminum with boron carbide powder distributed uniformly throughout the billet, then roll or extrude them into sheets or shapes. For the production Boral®, we acquire an extruded aluminum material into which we place a proprietary mixture of aluminum and boron carbide powder. We roll this material into thin sheets of shield material, which can then be cut into numerous sizes.

Raw Materials

The starting raw materials for our manufacturing operations are generally fine, synthetic powders available from several domestic and foreign sources, including our subsidiary, ESK Ceramics. ESK Ceramics supplied 138 tons of boron carbide power to us in 2004, 562 tons in 2005 and 1,060.7 tons in 2006. We have owned ESK Ceramics since August 23, 2004. Other raw materials, such as the backing material for ceramic armor, graphite and metal components, are procured from several commercial sources. The backing material used in the production of body armor is currently subject to government directed allocation. We believe that sufficient quantities of this material will be available to fulfill our projected needs.

Quality Control

We make our products to a number of exacting specifications. In order to meet both internal quality criteria and customer requirements, we implement a number of quality assurance and in-process statistical process control programs. We implement these quality programs separately at each of our manufacturing locations. Our Advanced Ceramic Operations, ESK Ceramics and Thermo Materials facilities have received ISO 9001 Certification. Ceradyne Semicon Associates is ISO 9000 compliant.

Engineering and Research

Our engineering and research efforts consist of application engineering in response to customer requirements, in addition to new materials and product development. Our efforts create new products, modify existing products to fit specific customer needs and result in developing enhanced ceramic processes.

We allocate costs associated with application engineering and research between cost of product sales and research and development expense. Application engineering efforts devoted to specific customer orders generally are recognized as cost of product sales, while the balance of engineering and research costs is included in research and development and expensed as incurred. Our research and development expenses were approximately $9.9 million in 2006, $7.8 million in 2005 and $3.3 million in 2004.

Competition

Our products compete with advanced technical ceramic products and powders from other companies, as well as with high strength steel alloys and plastic products. When competing with other advanced technical ceramic products and powders, we believe the principal competitive factors are manufacturing capacity and the ability to deliver products, price, product performance, material specifications, application engineering capabilities, customer support and reputation. Some of our competitors include Armor Holdings, ArmorWorks, Ceramtec, the Cercom subsidiary of BAE Systems, CoorsTek, Denka, Momentive Performance Materials, Hitachi, HC Starck, Kyocera’s Industrial Ceramics Group, Morgan, Saint Gobain, Sintec, Spectra-Mat, UK Abrasives and Vesuvius. Many of our current or potential competitors have greater financial, marketing and technical resources than we do. We cannot guarantee that we will be able to compete successfully against our current or future competitors. If we fail to compete successfully, there could be material adverse effects on our business, financial condition and results of operations. In many applications we also compete with manufacturers of non-ceramic materials. When competing with high strength steel alloys and plastic products, we may not be able to compete effectively when price is a primary consideration, because our products are typically more expensive as a result of higher manufacturing costs associated with the production of advanced technical ceramics.

Backlog

We record an item as backlog when we receive a contract, purchase order or other notification indicating the number of units to be purchased, the purchase price, specifications, delivery requirements and other customary terms and conditions. Our backlog was approximately $276.4 million as of December 31, 2005, and approximately $344.3 million as of December 31, 2006. We expect that substantially all of our backlog as of December 31, 2006 will be shipped during 2007.

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

In addition to the above, we have been issued 20 U.S. patents and have 18 patents pending and have applied for corresponding foreign patents in various foreign countries. Of the number of patents indicated above, our subsidiary, ESK Ceramics, has been issued 14 U.S. patents, while 6 patents are pending.

The proprietary coarse grained silicon carbide materials, including silicon carbide materials with graphite inclusions, are protected by patents in Europe, the United States, Canada, Japan and the Czech Republic. These patents expire in 2017. Other patents and one patent pending also relate to sintered silicon carbide materials, the earliest expiring in 2010. Another 4 patents for evaporation boats have been issued in Europe, the United States, Canada and Japan. The earliest of these patents expires in 2018. One other patent is on Ekagrip® friction enhancing coatings, which expires in 2019, and there is an additional patent pending on Ekagrip®. Other patents relate to boron nitride materials and composite ceramic materials.

“Ceralloy®,” the name of our technical ceramics, “Ceradyne®” and the Ceradyne logo, comprising the stylized letters “CD®,” are our major trademarks registered in the United States and various foreign countries. We also have other trademarks, including “Transtar®,” “Semicon®,” “Thermo®,” “Netshape®,” “Defender®,” “NeedleLok™,” and “Ramtech™”. The ESK Ceramics logo, and ESK Ceramics’ major product trademarks, including “TETRABOR®”, “EKasic®”, “DiMet®”, “TriMet®”, “MYCROSINT®”, “EKagrip®”, “BOROMID®”, “EKamold®”, “LaserMet®”, “EllipsoMet®” and “EKatherm®” are registered in Germany and many countries worldwide. Other major product trademarks, “BORONEIGN®”, “EKathemis®” are registered in Germany and registration has been applied for in many countries worldwide.

Employees

As of December 31, 2006, we had 2,205 employees, including 70 employees with undergraduate or graduate degrees in ceramic engineering or related sciences. Of these total employees, 1,784 were in manufacturing, 201 were in engineering and research, 78 were in sales and marketing, and 142 were in general management, finance and administration. We also use temporary labor in some of our production operations. We generally consider our relationship with employees to be excellent. None of our U.S.-based employees are represented by labor unions. The employees of ESK Ceramics have elected a works council, an entity which represents employees and is entitled to information and co-determination rights under German law. We consider our relationship with the works council to be good.

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

EXECUTIVE OFFICERS OF CERADYNE

Our executive officers and their ages as of February 26, 2007 are as follows:

Name	Age	Position
Joel P. Moskowitz	67	Chairman of the Board, Chief Executive Officer and President
David P. Reed	52	Vice President, President of North American Operations and Assistant Corporate Secretary
Jerrold J. Pellizzon	53	Chief Financial Officer and Corporate Secretary
Michael A. Kraft	44	Vice President of Sales, Marketing and Business Development
Peter Hartl	50	Vice President and President of ESK Ceramics
Marc King	60	Vice President of Armor Operations
Bruce Lockhart	44	Vice President and President of Thermo Materials
Jeff Waldal	42	Vice President and President of Semicon Associates
Kenneth R. Morris	53	Vice President, Operations
Matthew Karmel	56	Vice President

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

Kenneth R. Morris joined our Advanced Ceramics Operation division in January 2005 as Director of Body Armor and was promoted in July 2006 to Vice President, Operations. Mr. Morris has been in the advanced technical ceramic industry for more than 25 years. He began his career with Kyocera International working in supply chain management. He was formerly Ceradyne’s Assistant Vice President of Operations for its silicon carbide division. In 1986, he then became Vice President and General Manager for The Carborundum Company. In 1994, he joined Kyocera Industrial Ceramics Company as Plant Manager. During 1999, he became the Director of North American Operations and in 2004 advanced to the position of Product Development Manager for Impact Protection Materials. The ceramic operations he has been responsible for have produced products to support the semiconductor, aerospace, electro-optical and defense markets.

Matthew Karmel joined us in November 2006, and has served as a Vice President since then. From February 2006 until joining us, he served as Managing Director Europe for TDS Logistics, which provides logistics services in the automotive industry. From January 2001 through January 2006, Mr. Karmel held several management positions at Valeo SA, a global automotive supplier based in France, including President of Valeo Climate Control Corporation in North America from August 2005 through January 2006, as General Manager of the Signal-Lighting Division in Europe from April 2003 through July 2005, and as General Manager of the NA Air-Flow Division in New York from January 2001 through March 2003. Prior to joining Valeo SA, Mr. Karmel served as Director of Automotive Engineering, and then as Vice President and General Manager of Series 4000 Engines, for Detroit Diesel Corporation, a manufacturer of heavy-duty diesel engines, from 1999 to 2001. From 1998 to 1999, Mr. Karmel served as Managing Director of Vapor Management Systems for Siebe PLC, an engineering company. From 1995 to 1997, he served as Executive Vice President and General Manager of the North American subsidiary of Akebono Brake Industry Co., a Japanese supplier of brake parts and systems. Prior to joining Akebono, Mr. Karmel served in various management positions for the Ford Motor Company from 1989 to 1995, and served as a research engineer for General Motors Corporation from 1981 to 1989. Mr. Karmel obtained B.S. degrees in Mechanical Engineering and in Aeronautical Engineering at Technion, the Israel Institute of Technology, in 1973. He obtained a Masters degree and a Ph.D. in Mechanical and Aerospace Engineering from Princeton University in 1980 and 1981, respectively.

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

Risks Related to Our Business

A substantial portion of our revenues is derived from the sale of defense related products, primarily ceramic body armor. If demand for ceramic body armor declines, if federal budget appropriations involving our products are reduced, if we fail to obtain new government contracts or delivery orders under existing contracts, or if existing government contracts or orders are cancelled, our revenues, profit and cash flow will be materially and adversely affected.

In recent years, a substantial portion of our revenues has been derived from the sale of defense related products, particularly ceramic body armor, either directly or indirectly to the U.S. government. The sale of defense related products represented 76.2% of our revenues in 2006, 65.8% in 2005, and 60.9% in 2004. We anticipate that a substantial portion of our revenues for the foreseeable future will continue to come from sales of defense related products; however, we cannot assure you that sales of defense related products will continue at current levels and they could decline. Our dependence on defense related business, and on sales of ceramic armor in particular, entails several risks, including those described below.

Our defense related business is highly sensitive to changes in national and international defense and budget priorities. For example, in 2003, 2004, 2005 and 2006, our revenues from the sale of ceramic body armor increased significantly due to the U.S. military’s acceleration of its program to equip its soldiers with ceramic body armor systems, in part, because of the war in Iraq. In addition, the market for ceramic body armor increased further in 2006 with the introduction of enhanced side ballistic inserts, know as ESBI, which protect the side of the soldier’s torso. If demand for ceramic body armor declines because the number of ceramic body armor systems shipped is sufficient to equip front-line troops, conflicts in the Middle East and other high risk areas subside, U.S. defense budget appropriations are reduced or because of other reasons, our revenues, profit and cash flow from the sale of defense related products would be reduced.

Many defense contracts are awarded in an open competitive bidding process, and our past success in winning government contracts does not guarantee that we will win any new contracts in the future. Our success depends upon our ability to successfully compete for and retain such government contracts. If we, or if prime contractors for which we are a subcontractor, fail to win any future bids, or if we are unable to replace business lost upon cancellation, expiration or completion of a contract, our revenues, profit and cash flow from the sale of defense related products would be reduced.

Moreover, government contracts typically may be cancelled by the government at any time without penalty, other than our right to be reimbursed for certain expenses and inventory. If the U.S. government were to cancel any of our government contracts, our revenues, profit and cash flow would be reduced.

By the end of 2007, a $562.0 million estimated adjusted maximum value Indefinite Delivery/Indefinite Quantity contract for ceramic body armor awarded to us in August 2004 will have had the full amount of all delivery orders released and the corresponding shipments will have been made. Although we believe the U.S. Army will issue a request for quotation for ceramic body armor in 2007 that will require shipments for 2008 and possibly beyond, there is no guarantee or assurance that we will be successful in winning the contract.

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

We have recently added significant manufacturing capacity. If demand for our products declines, we may have inefficient or under-utilized capacity, and our gross margins, profit and cash flow may suffer.

In response to the increased demand for ceramic body armor for military personnel and cam rollers for diesel engines, as well as our other products, we have added significant manufacturing capacity since early 2002, and we expect to expand our capacity further in the future.

Demand for our products, particularly ceramic armor and cam rollers, may not remain at levels sufficient to utilize all of the manufacturing capacity that we have added since early 2002. Much of our manufacturing facilities and production equipment, such as our furnaces and hot presses, are special purpose in nature and cannot be adapted easily to make other products. Also, a substantial amount of the boron carbide powder produced by ESK Ceramics is currently used by us and our competitors to make ceramic body armor. If the demand for ceramic body armor declines substantially from current levels, ESK Ceramics may have significant under-utilized capacity for boron carbide powder. Therefore, a substantial decline in demand for our ceramic body armor or cam rollers could result in significant excess manufacturing capacity, which would result in under absorption of overhead expense and reduced profit.

Our two largest customers for ceramic cam rollers are developing new diesel truck engines that we expect to be introduced in their diesel trucks starting in 2007 and 2008, respectively. These new diesel truck engines are designed to use steel cam rollers rather than our more expensive ceramic cam rollers. We believe these customers will be successful in using steel cam rollers instead of our ceramic cam rollers. Consequently, we expect sales of cam rollers to these two customers will decline beginning in 2007. Unless we can replace this lost business with sales of our ceramic cam rollers to new customers, our revenues, profits and cash flow from this product line will decline beginning in 2007.

If we fail to increase our non-defense revenue, and if the demand for ceramic body armor decreases, our revenues, profit and cash flow will be materially and adversely affected.

We currently receive more than 75% of our revenues and profits from sales of defense-related products, primarily ceramic body armor, to the U.S. government. Because our dependence on defense-related products exposes us to significant risks, part of our business strategy is to continue to increase our non-defense revenue base by identifying new products and markets for our advanced technical ceramics, and by increasing sales to our existing non-defense customers. Our ability to execute this strategy successfully depends, in part, on our ability to increase market acceptance of our advanced technical ceramics as a replacement for materials such as metals, plastics and traditional ceramics. While advanced technical ceramics have certain advantages over other materials, such as the ability to withstand extremely high temperatures and combining hardness with light weight, they are more expensive to produce. As a result, the market for advanced technical ceramic products may be limited to high-end applications where price is not a critical competitive factor, where the characteristics of advanced technical ceramics may justify the higher costs compared to other materials or where other materials are not suitable. Due to these limitations on the market for advanced technical ceramics, the market for our products may not grow as we anticipate and we may not be able to increase our non-defense revenue base. If we are unable to execute this strategy, and if the demand for ceramic body armor decreases, our revenues, profit and cash flow will be materially and adversely affected.

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

Most of our government contracts, including the $562.0 million estimated adjusted maximum value Indefinite Delivery/Indefinite Quantity contract for ceramic body armor awarded to us in August 2004 and the $611.7 million estimated maximum value Indefinite Delivery/Indefinite Quantity contract for ceramic body armor side plates awarded to us in June 2006, provide for a predetermined, fixed price for the products we sell regardless of the costs we incur. When making proposals for fixed-price contracts, we must rely on our ability to accurately estimate our costs and ability to manufacture and deliver the products on time and at a reasonable profit. Our actual production costs may, however, exceed forecasts due to unanticipated delays or increased cost of materials, components, labor, capital equipment or other factors. As a result, we may incur losses on fixed price contracts that we had expected to be profitable, or such contracts may be less profitable than we expected, which could have a material adverse effect on our business, financial condition and results of operations.

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

We sell our ceramic orthodontic brackets exclusively to 3M Unitek under a five year supply agreement that we entered into with 3M Unitek on December 2, 2005. This supply agreement replaces our original agreement with 3M Unitek that would have expired in September 2007, under which 3M Unitek was required to purchase all ceramic orthodontic brackets exclusively from us, and we were permitted to sell ceramic orthodontic brackets only to 3M Unitek. Under the terms of the new agreement, 3M Unitek will continue to purchase their Clarity and Transcend brand ceramic orthodontic product lines exclusively from us for as long as 3M Unitek continues to sell those products. The new agreement further stipulates that Unitek must purchase from Ceradyne at least 50% of the ceramic orthodontic brackets 3M Unitek requires for next generation designs, which it intends to introduce in 2007. Except under limited circumstances, Ceradyne is not permitted to sell ceramic orthodontic brackets to any other customers under the new agreement. As a result of our agreement with 3M Unitek, our revenue from ceramic orthodontic brackets is dependent entirely upon 3M Unitek. 3M Unitek also offers traditional stainless steel orthodontic brackets. We cannot guarantee that 3M Unitek will devote substantial marketing efforts to the sale of our ceramic orthodontic brackets, or that 3M Unitek will not reassess its commitment to our product. If 3M Unitek fails to actively market our ceramic orthodontic brackets or decides to promote a competing product over ours, this could cause the sales of our ceramic orthodontic brackets to decline.

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

Shipments to customers outside of the United States accounted for approximately 15.9% of our sales in 2006, 26.1% of our sales in 2005, and 20.5% in 2004. The significant increase in 2004 and 2005 was due primarily to our acquisition of ESK Ceramics in August 2004, whose operations have been consolidated with ours since September 1, 2004. ESK Ceramics’ operations are located in Germany and France. ESK Ceramics’ sales to customers located outside of the United States represented approximately 79.0% of its total sales during the period of September 1 through December 31, 2004, approximately 64.4% of its total sales during 2005 and approximately 57.1% of its total sales during 2006 . We anticipate that international shipments will account for a significant portion of our sales for the foreseeable future. Therefore, the following risks associated with international business activities could have material adverse effects on our performance:

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

Our ESK Ceramics subsidiary invoices approximately 50.3% of its sales in Euros. ESK Ceramics’ sales to customers located in the United States are invoiced in U.S. dollars. If the Euro becomes more expensive relative to the currencies of ESK Ceramics’ customers located outside the European Union, the price of its products sold to customers in those countries will rise and its sales into those countries may fall.

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

Electricity is essential for the production of our products and comprises a significant portion of our cost of product sales. The cost of electricity for our manufacturing operations in the United States and Europe was approximately $4.4 million during 2004, approximately $8.4 million during 2005 and approximately $11.1 million during 2006. Over the last several years, the cost of electricity has increased, particularly in California where a significant portion of our manufacturing facilities are located. Fluctuations in the cost of electricity affect our ability to accurately forecast future energy costs and consequently our profitability. If the cost of electricity were to increase substantially, our gross profit margins may decline.

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

Some of our competitors include Armor Holdings, ArmorWorks, Ceramtec, the Cercom subsidiary of BAE Systems, CoorsTek, Denka, Momentive Performance Materials, Hitachi, HC Starck, Kyocera’s Industrial Ceramics Group, Morgan, Saint Gobain, Sintec, Spectra-Mat, UK Abrasives and Vesuvius. Many of our current or potential competitors have greater financial, marketing and technical resources than we do. If we fail to compete successfully against our current or future competitors, our revenues, profit and cash flow could decline.

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

Until 1997, we produced certain products using beryllium oxide, which is highly toxic in powder form. This powder, if inhaled, can cause chronic beryllium disease in a small percentage of the population. We have been sued in the past by former employees and by employees of one of our customers and by their family members alleging that they had contracted chronic beryllium disease as a result of exposure to beryllium oxide powders used in our products. The last of these claims was settled in 2002, and all of these claims have been dismissed without our incurring material liability. We may not, however, be able to avoid future liability to persons who may allege that they contracted chronic beryllium disease as a result of exposure to the beryllium oxide we used in prior years.

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

The market price and trading volume of our common stock has been subject to significant volatility, and this trend may continue. The value of our common stock may decline regardless of our operating performance or prospects. Factors affecting our market price include:

•

initiation of coverage by securities analysts, securities analysts’ buy/sell recommendations and any expressed beliefs of securities analysts regarding our business prospects or estimated trading multiples;

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

We serve our markets through five operating segments with manufacturing facilities in several locations across the United States, Canada and two locations in Europe—Germany and France. Please see the table under the caption “Operating Divisions and Facilities” in Item 1 of this report for a summary of our facilities and products comprising our five operating segments.

IT EM 3.	LEGAL PROCEEDINGS

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

On October 27, 2006, the Superior Court consolidated the Moennighoff and Menning cases, Case Numbers 06-CC-00156 and 06-CC-00175, under the name “In re Ceradyne, Inc. Derivative Litigation,” Lead Case No. 06-CC-00156. On December 19, 2006, a shareholder derivative complaint was filed in the California Superior Court for Orange County by John Okey, Case No. 06-CC-00260. Upon the filing of this case, plaintiff John Okey also filed a Notice of Related Action requesting the matter be assigned to the Honorable Stephen J. Sundvold, Civil Complex Department CX105, along with the consolidated actions.

On October 26, 2006, the two matters filed in the United States District Court for the Central District of California, Kubrick v. Moskowitz et al., Case No. SA CV 06-919 JVS (PJWx) and King v. Moskowitz et al., SA CV 06-920 JVS (PJWx), were consolidated under the name “In re Ceradyne, Inc. Derivative Litigation,” Master File No. SA CV 06-919 JVS, by Order of the Honorable James V. Selna. On November 27, 2006, the plaintiffs filed a consolidated shareholder derivative complaint which superseded the existing complaints filed in these two actions. On December 12, 2006, a verified shareholder derivative complaint was filed by Joel Siegfried in the United States District Court for the Central District of California, Case No. CV 06-7893 JSL (SSx) along with a Notice of Related Action bringing to the Court’s attention that it be consolidated with Master File No. SA CV 06-919 JVS. On December 30, 2006, the Siegfried matter was ordered transferred to the Honorable James V. Selna under Case No. SA CV 06-919 JVS.

In summary, there are currently three shareholder derivative actions pending, all of which contain substantially similar allegations. The Moennighoff and Menning cases, filed in the Orange County Superior Court, have been consolidated into one case, designated “In re Ceradyne, Inc. Derivative Litigation,” Lead Case No. 06-CC-00156. The Okey case, filed in the Orange County Superior Court, is still a separate action, but the plaintiff has requested that his action be consolidated in Lead Case No. 06-CC-00156. The Kubrick, King and Siegfried cases, filed in the United States District Court for the Central District of California, have all been consolidated into one case, designated “In re Ceradyne, Inc. Derivative Litigation,” Master File No. SA CV 06-919 JVS.

We intend to take all appropriate action in response to these lawsuits. Formal discovery has not yet commenced, but counsel for the parties have been engaged in preliminary settlement discussions. The impact of the outcome of these lawsuits is undeterminable at this time.

I TEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2006.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Nasdaq Stock Market under the symbol “CRDN.” The following table shows the high and low closing sale prices for our common stock as reported by the Nasdaq Stock Market during the calendar quarters indicated:

	High	Low
Year Ended December 31, 2005
First Quarter	37.28	22.28
Second Quarter	24.07	17.99
Third Quarter	37.19	25.16
Fourth Quarter	47.47	35.69

Year Ended December 31, 2006
First Quarter	62.51	44.71
Second Quarter	56.06	43.07
Third Quarter	54.59	41.09
Fourth Quarter	58.66	40.26

As of February 9, 2007, there were 419 holders of record of our common stock.

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

We did not sell any equity securities during the year ended December 31, 2006 that were not registered under the Securities Act of 1933.

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data as of December 31, 2002, 2003 and 2004 and for the years ended December 31, 2002 and 2003 are derived from our audited consolidated financial statements for those periods, which are not included in this report. The selected consolidated financial data as of December 31, 2005 and 2006 and for the years ended December 31, 2004, 2005 and 2006 are derived from our audited consolidated financial statements which are included in this report beginning on page F-1. The following data is qualified in its entirety by and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and the related notes included elsewhere in this report.

	Year Ended December 31,
	2006	2005	2004(1)	2003	2002
	(amounts in thousands, except per share data)
Statement of Income Data:
Net sales	$662,888	$368,253	$215,612	$101,473	$61,238
Cost of product sales	401,991	237,115	146,518	72,124	48,157

Gross profit	260,897	131,138	69,094	29,349	13,081
Operating expenses:
Selling	22,919	20,694	8,266	2,440	2,069
General and administrative	35,293	21,014	14,131	7,799	4,963
Research and development	9,909	7,802	3,341	2,111	2,080

Total operating expenses	68,121	49,510	25,738	12,350	9,112

Income from operations	192,776	81,628	43,356	16,999	3,969
Other income (expense):
Royalty income	120	145	146	151	216
Interest income	6,687	434	476	136	14
Miscellaneous, net	(919)	275	1,602	34	35
Interest expense	(4,105)	(9,252)	(1,661)	(32)	(102)

Total other income (expense)	1,783	(8,398)	563	289	163

Income before provision for income taxes	194,559	73,230	43,919	17,288	4,132
Provision for income taxes	66,155	26,452	16,346	6,051	1,447

Net income	$128,404	$46,778	$27,573	$11,237	$2,685

Net income per share:
Basic	$4.77	$1.90	$1.14	$0.52	$0.14
Diluted	$4.69	$1.86	$1.12	$0.51	$0.14
Weighted average number of common shares outstanding:
Basic	26,924	24,635	24,170	21,442	19,094
Diluted	27,352	25,107	24,598	21,900	19,709

	As of December 31,
	2006	2005	2004	2003	2002
	(amounts in thousands)
Balance Sheet Data:
Cash and cash equivalents	$13,547	$91,542	$4,521	$11,462	$350
Short term investments	190,565	7,839	10,041	19,202	—
Working capital	332,063	212,309	78,389	60,519	24,769
Total assets	613,815	430,193	316,354	104,207	55,294
Total long-term debt	121,000	121,000	109,725	—	2,548
Stockholders’ equity	406,611	250,520	135,041	86,777	43,088

(1)	The operations of ESK Ceramics have been consolidated with ours since September 1, 2004.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We conduct our operations primarily through five operating segments. The following table includes a summary of our products by applications for our five segments.

Operating Segment and Facility Location	Products

Ceradyne Advanced Ceramic Operations

Costa Mesa, Irvine and San Diego, California

Approximately 272,000 square feet

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

Ceradyne Thermo Materials Scottdale and Clarkston, Georgia Approximately 132,000 square feet

Defense Applications:

•     Missile radomes (nose cones)

Industrial Applications:

•     Glass tempering rolls

•     Metallurgical tooling

•     Castable and other fused silica products

•     Crucibles for photovoltaic solar cell applications

Ceradyne Canada Chicoutimi, Canada Approximately 86,000 square feet	Industrial Applications: • Boral® structural neutron absorbing materials • Metal matrix composite structures

The tables below show, for each of our five segments, revenues and income before provision for income taxes in the periods indicated.

Segment revenues (in millions):

	Year Ended December 31,
	2006	2005	2004
Advanced Ceramic Operations	$528.7	$242.8	$159.8
ESK Ceramics	148.1	123.2	37.8
Semicon Associates	9.1	7.5	7.5
Thermo Materials	15.0	12.2	12.3
Ceradyne Canada	2.4	—	—
Inter-segment elimination	(40.4)	(17.4)	(1.8)

Total revenue from external customers	$662.9	$368.3	$215.6

Segment income before provision for taxes (in millions):

	Year Ended December 31,
	2006	2005	2004
Advanced Ceramic Operations	$177.0	$63.6	$43.9
ESK Ceramics	17.3	10.2	(0.2)
Semicon Associates	1.6	0.9	0.5
Thermo Materials	0.9	(0.2)	0.1
Ceradyne Canada	(0.7)	—	—
Inter-segment elimination	(1.5)	(1.3)	(0.4)

Total segment income before provision for taxes	$194.6	$73.2	$43.9

We categorize our products into four market applications. The table below shows the percentage contribution to our total sales to external customers of each market application in the different time periods.

	Year Ended December 31,
	2006	2005	2004
Defense	76.2%	65.8%	60.9%
Industrial	17.0	23.2	26.2
Automotive/Diesel	5.2	8.3	8.3
Commercial	1.6	2.7	4.6

Total	100.0%	100.0%	100.0%

The principal factors contributing to our recent growth in sales are increased demand by the U.S. military for ceramic body armor that protects soldiers and our acquisition of ESK Ceramics in August 2004. The operations of ESK Ceramics have been consolidated with ours since September 1, 2004. In addition, the market for ceramic body armor increased further in 2006 with the introduction of enhanced side ballistic inserts, known as ESBI, which protect the side of the soldier’s torso.

Military conflicts in Iraq and Afghanistan, as well as an increasingly unstable geopolitical climate and the heightened risk of international conflicts, have resulted in increased orders for our ceramic body armor in each year since 2001. We were awarded an Indefinite Delivery/Indefinite Quantity contract by the U.S. Army in August 2004 with an adjusted maximum value of $562.0 million from an original estimated contract value of $461.0 million. Through February 2007, we received fourteen delivery orders equaling the contract amount. We expect to complete the delivery of this adjusted contract amount by the end of November 2007. We have also received a number of other orders for ceramic body armor, not covered by the Indefinite Delivery/Indefinite Quantity contract, from the Army and other branches of the U.S. military. In January 2006, we received our first production order for ESBI, or side plates, which are designed to protect the side areas of a soldier’s torso when used in conjunction with our ESAPI ceramic body armor plates. This delivery order, which totals $70.0 million, was issued to us by the U.S. Army. In June 2006, we were awarded an Indefinite Delivery/Indefinite Quantity contract by the U.S. Army with a maximum value of $611.7 million for ESBI plates. Through February 2007, 4 delivery orders totaling approximately $261.1 million have been issued to us under this contract. Based on our current backlog for ceramic body armor, we expect our shipments of ceramic body armor to be higher in fiscal year 2007 than in 2006. In addition, we believe that there will be a new government request for quotation for ceramic body armor in 2007. However, unless we receive additional orders under existing contracts or are successful in obtaining new contracts for ceramic body armor, our shipments of ceramic body armor will decline materially in 2008 from levels we expect to achieve in 2007. Moreover, government contracts typically may be cancelled by the government at any time without penalty. For the next several quarters, and perhaps longer, demand for ceramic body armor is likely to be the most significant factor affecting our sales.

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

Our order backlog was $344.3 million as of December 31, 2006 and $276.4 million as of December 31, 2005. Orders for ceramic armor represented approximately $285.5 million, or 82.9% of the total backlog as of December 31, 2006 and $209.9 million, or 75.9% of the total backlog as of December 31, 2005. We expect that substantially all of our order backlog as of December 31, 2006 will be shipped during 2007.

Our sales to customers located outside of the United States have varied in recent years, representing $105.7 million, or 15.9% of net sales in 2006, $96.1 million, or 26.1% during 2005 and $44.3 million, or 21.0% in 2004. We currently have sales offices in Germany, China, England and Canada as well as commissioned independent sales representatives in other parts of Europe and Asia. Of our sales to customers located outside the United States, 49.4% were denominated in U.S. dollars during 2006.

Net Sales. Our net sales consist primarily of revenues from the sale of products, which we recognize when an agreement of sale exists, product delivery and acceptance has occurred, and collection is reasonably assured.

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

The cost of electricity comprises a significant portion of our cost of product sales. In 2004, we began expanding our high-energy utilization silicon nitride manufacturing operations at our new facility in Lexington, Kentucky, where costs, particularly for electricity and occupancy, are lower than in California. We have increased our manufacturing capacity for the production of body armor plates by adding three hot press lines at this new facility. We chose this facility for the location of the hot press expansion for the same reasons: lower cost of electricity and occupancy. The cost of electricity for our manufacturing operations in the United States and Europe was approximately $11.1 million, or 2.8% as a percentage of cost of product sales in 2006, approximately $8.4 million, or 3.5% as a percentage of cost of product sales in 2005, and approximately $4.4 million, or 3.0% as a percentage of cost of product sales in 2004.

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

From September 2003 to February 2005, all stock option grants were approved at meetings held by the Stock Option Committee, and, since February 2005, all stock option grants have been approved at meetings held by the Compensation Committee of the Board of Directors. The dates of these meetings have been used correctly as the accounting measurement date for all stock options granted since September 2003.

Had this estimated Stock-Based Charge been reflected, as and when incurred, in the Company’s results of operations for prior years, the impact on net income for Ceradyne’s fiscal years ended December 31 would have been a reduction of $21,000 in 1997, a reduction of $45,000 in 1998, a reduction of $47,000 in 1999, a reduction of $104,000 in 2000, a reduction of $269,000 in 2001, a reduction of $74,000 in 2002, a reduction of $347,000 in 2003, a reduction of $611,000 in 2004, and a reduction of $324,000 in 2005. As of December 31, 2006, the total remaining incremental stock-based compensation charge related to these stock option grants that are expected to vest in future periods with a revised accounting measurement date is immaterial. There was no impact on revenue or net cash provided by operating activities as a result of the estimated compensation charge.

The Company does not believe that a restatement of its prior-period financial statements is required for the Stock-Based Charge. Based on the materiality guidelines contained in SEC Staff Accounting Bulletin No. 99, Materiality (SAB 99), the Company believes that the Stock-Based Charge is not material to any of the individual prior periods affected and the aggregate Stock-Based Charge is not material to the results for the year ended December 31, 2006.

Prior to December 31, 2006, the current members of Ceradyne’s Board of Directors, all current executive officers and all other employees of the Company amended all unexercised stock options they held which had an exercise price that is less than the price of the Company’s common stock on the actual date of grant, by increasing the exercise price to an amount equal to the closing price of the common stock as of the actual grant date. The Company has and will continue to reimburse all non-executive officer employees for the increase in the exercise price for the modified options as they vest. Such reimbursement has and will not be material.

Results of Operations

The following table sets forth certain income and expense items from our financial statements for the years ended December 31, 2006, 2005 and 2004, expressed as a percentage of net sales.

	Year Ended December 31,
	2006	2005	2004
Net sales	100.0%	100.0%	100.0%
Cost of product sales	60.6	64.4	68.0

Gross profit	39.4	35.6	32.0

Operating expenses:
Selling	3.5	5.6	3.8
General and administration	5.3	5.7	6.6
Research and development	1.5	2.1	1.5

Income from operations	29.1	22.2	20.1
Other income (expense)	0.3	(2.3)	0.3

Income before provision for income taxes	29.4	19.9	20.4

Net income	19.4%	12.7%	12.8%

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Net Sales. Our net sales for the year ended December 31, 2006 were $662.9 million, an increase of $294.6 million, or 80.0%, from $368.3 million in the corresponding prior year period.

Our Advanced Ceramic Operations division had net sales for the year ended December 31, 2006 of $528.7 million, an increase of $285.9 million, or 117.7% from the $242.8 million in the prior year. The primary reason for this improvement was the shipment of $488.2 million of ceramic body and other armor components for defense customers, an increase of $281.1 million, or 135.7% from the $207.1 million of net sales in the prior year due to increased demand from the U.S. Department of Defense. Net sales for our automotive/diesel component product line, including cam rollers, were $17.0 million, an increase of $0.7 million, or 4.3%, from the $16.3 million in the prior year. The primary reason for this increase is that our customers produced more heavy-duty diesel truck engines due to forward buying in anticipation of increased emission standards that become effective in 2007. However, we are aware that some of our customers are designing new engines that do not include our cam rollers and, as a result, we expect that sales of cam rollers will decline when these engines are introduced starting in 2007. Net sales of our orthodontic brackets product line were $10.4 million, an increase of $0.6 million, or 5.5%, from the $9.8 million in the prior year. This was the result of a more aggressive sales and marketing plan by our customer.

Our ESK Ceramics subsidiary had net sales for the year ended December 31, 2006 of $148.2 million, an increase of $25.0 million, or 20.3% from the $123.2 million in the prior year. Approximately $1.0 million of this increase is attributable to a higher value of the Euro versus the U.S. dollar in 2006 compared to 2005. Sales of industrial products for the year ended December 31, 2006 were $78.6 million, an increase of $13.4 million, or 20.5% from the $65.2 million in the prior year. This increase was the result of a higher demand for fluid handling and industrial wear parts. Sales of automotive/diesel products for the year ended December 31, 2006 were $17.3 million, an increase of $3.2 million, or 22.5% from the $14.1 million in the prior year. Sales of defense products for the year ended December 31, 2006 were $52.3 million, an increase of $8.4 million, or 19.2% from the $43.9 million in the prior year. Included in sales of defense products for the year ended December 31, 2006 were inter-segment sales of $40.4 million compared to $17.4 million in the prior year. The increase was due to an increase in demand of boron carbide at our Advanced Ceramic Operations division which was offset by a decrease of $14.6 million in sales to third parties in the defense industry for the year ended December 31, 2006. This decrease was due to a reduction in demand for boron carbide from competitors of our Advanced Ceramic Operations division.

Our Semicon Associates division had net sales for the year ended December 31, 2006 of $9.1 million, an increase of $1.7 million or 21.8% from the $7.4 million in the prior year The increase in sales reflects higher shipments of microwave and laser cathodes in 2006 when compared to 2005.

Our Thermo Materials division had net sales for the year ended December 31, 2006 of $15.0 million, an increase of $2.8 million, or 23.4%, from the $12.2 million in the prior year. The increase was due to an increase in sales of crucibles used in the manufacture of photovoltaic cells for the solar energy markets and increased sales of components for defense applications.

Our Ceradyne Canada subsidiary, which commenced operations in July 2006, had net sales for the year ended December 31, 2006 of $2.4 million.

Gross Profit. Our gross profit was $260.9 million for the year ended December 31,2006, an increase of $129.8 million, or 98.9% from $131.1million in the prior year. As a percentage of net sales, gross profit was 39.4% for the year ended December 31, 2006, compared to 35.6% for the prior year. The increase in gross profit as a percentage of net sales in the year ended December 31, 2006 was the result of increased sales, particularly in sales of body armor, improved sales mix and higher operating leverage. In January 2005, we commenced operations of our Lexington, Kentucky hot press facility where we produce ceramic armor plates. During the year ended December 31, 2005, we incurred start up and training expenses at this new facility that were significantly reduced during the year ended December 31, 2006. The reduction of these expenses caused gross profit to increase.

Our Advanced Ceramic Operations division posted gross profit of $209.7 million for the year ended December 31, 2006, an increase of $118.4 million, or 129.7% from $91.3 million in the prior year. As a percentage of net sales, gross profit was 39.7% for the year ended December 31, 2006, compared to 37.6% for the prior year. The reasons for the increase in gross profit and gross profit as a percentage of net sales were consistent with those reasons described in the preceding paragraph.

Our ESK Ceramics subsidiary had a gross profit of $47.7 million, equal to 32.2% of net sales, for the year ended December 31, 2006, compared to gross profit $37.6 million, or 30.5% of as a percentage of net sales, for the year ended December 31, 2005. The increase in gross profit as a percentage of net sales in the year ended December 31, 2006 was the result of increased sales , improved sales mix, higher operating leverage, as well as increased sales by our Advanced Ceramics Operations division of products containing boron carbide purchased from ESK Ceramics.

Our Semicon Associates division had gross profit of $2.5 million for the year ended December 31, 2006, an increase of $0.7 million, or 42.9% from $1.8 million in the prior year. As a percentage of net sales, gross profit was 27.8% for the year ended December 31, 2006, compared to 23.6% for the prior year. The increase in gross profit and in gross profit as a percentage of net sales in the year ended December 31, 2006 was due primarily to an improved sales mix caused by higher sales of microwave and laser cathodes.

Our Thermo Materials division had gross profit of $3.2 million for the year ended December 31, 2006, an increase of $1.4 million or 74.3% compared to $1.8 million in the prior year. As a percentage of net sales, gross profit was 21.1% for the year ended December 31, 2006, compared to 15.0% for the prior year. The improvements in gross profit and gross profit as a percentage of sales were primarily due to lower sales of fused silica and casting product lines which have lower gross margins and an increase in the sales of crucibles which have higher gross margins.

Our Ceradyne Canada subsidiary, which commenced operations in July 2006, had gross loss for the year ended December 31, 2006 of $0.6 million. The loss was caused by operational start up expenses.

Selling Expenses. Our selling expenses were $22.9 million for the year ended December 31, 2006, an increase of $2.2 million, or 10.8%, from $20.7 million in the prior year. Selling expenses, as a percentage of net sales, decreased from 5.6% for the year ended December 31, 2005 to 3.5% of net sales for the year ended December 31, 2006. The decrease in selling expenses as a percentage of net sales was due to higher armor sales that did not require a proportional increase in selling expenses. Increases in the number of employees and related personnel expenses primarily accounted for the increase in selling expenses for the year ended December 31, 2006.

General and Administrative Expenses. Our general and administrative expenses for the year ended December 31, 2006 were $35.3 million, an increase of $14.3 million, or 67.9% from $21.0 million in the year ended December 31, 2005. General and administrative expenses, as a percentage of net sales, decreased from 5.7% for the year ended December 31, 2005 to 5.3% of net sales for the year ended December 31, 2006. Contributing to the increase in general and administrative expenses for the year ended December 31, 2006 was a non-cash charge of $2.2 million in the second quarter based on the results of our Special Committee’s review of our historical stock option practices, including our underlying option grant documentation and procedures, as described in more detail above under the caption “Overview – Review of Historical Stock Option Grant Procedures,” and a related charge for payroll tax and penalties of $1.2 million. Increases in the number of employees and related personnel expenses, including increased bonus accruals as a result of the Company’s higher operating profits, accounted for the remaining increase in general and administrative expenses.

Research and Development Expenses. Our research and development expenses for the year ended December 31, 2006 were $9.9 million, an increase of $2.1 million, or 27.0%, from $7.8 million in the prior year. Research and development expenses, as a percentage of net sales, decreased from 2.1% for the year ended December 31, 2005 to 1.5% of net sales for the year ended December 31, 2006. The primary reason for the decrease in research and development expenses as a percentage of net sales was higher armor sales that did not require a proportional increase in research and development expenses. For the year ended December 31, 2006, expenses for the development of next generation body armor products and the continuing development of vehicle armor primarily accounted for the increase in research and development expenses.

Other Income (Expense). Our net other income for the year ended December 31, 2006 was $1.8 million, compared to net other expense of $8.4 million in the prior year. The primary reason for the change was an increase in interest income received from investing higher cash balances in short-term marketable securities. Interest expense was $4.1 million in the year ended December 31, 2006, compared to $9.3 million in the prior year. The decrease in interest expense was due to the repayment in December 2005 of our credit facility consisting of a term loan and line of credit, which had a higher interest rate than the convertible debt that we issued in December 2005 to replace it. Included in interest expense for the year ended December 31, 2005 was approximately $2.6 million for the write-off of unamortized debt issuance costs as we terminated our credit facility.

Income before Provision for Income Taxes. Our income before provision for income taxes for the year ended December 31, 2006 was $194.6 million, an increase of $121.4 million or 165.7% from the $73.2 million in the prior year.

Our Advanced Ceramic Operations division’s income before provision for income taxes for the year ended December 31, 2006 was $177.0 million, an increase of $113.3 million or 178.1%, from $63.7 million in the prior year. The increase in income before provision for income taxes for the year ended December 31, 2006 was a result of higher sales of body armor and a reduction of start up and training expenses in our Lexington, Kentucky hot press facility compared to the prior year.

Our ESK Ceramics subsidiary’s income before provision for income taxes for the year ended December 31, 2006 was $17.3 million, an increase of $7.1 million, or 69.3% from $10.2 million in the prior year. The increase in gross profit and gross profit as a percentage of sales was a result of an improved sales mix, as well as increased sales by our Advanced Ceramics Operations division of products containing boron carbide purchased from ESK Ceramics.

Our Semicon Associates division’s income before provision for income taxes for the year ended December 31, 2006 was $1.6 million, an increase of $0.7 million, or 76.5%, from $0.9 million in the prior year. The increase in income before provision for income taxes for the year ended December 31, 2006 was a result of higher sales of our microwave and laser cathodes products and increased manufacturing operating leverage while other operating expenses remained relatively constant.

Our Thermo Materials division’s income before provision for income taxes for the year ended December 31, 2006 was $0.9 million, an increase of $1.1 million from a loss of $209,000 before provision for income taxes in the prior year. The increase in income before provision for income taxes for the year ended December 31, 2006 was primarily due to an improved sales mix caused by higher sales of crucibles and increasing defense revenues.

Our Ceradyne Canada subsidiary had loss before provision for income taxes for the year ended December 31, 2006 of $0.7 million. The loss was caused by operational start up expenses.

Income Taxes. Our provision for income taxes for the year ended December 31, 2006 was $66.2 million, an increase of $39.7 million, or 150.1% from the $26.5 million in the prior year. The effective income tax rate for the year ended December 31, 2006 was 34.0% compared to 36.1% in the corresponding prior year period. The decrease in the effective tax rate results from a lower state tax rate due to apportionment of sales outside of California, increases in domestic production activities which generated larger manufacturing deductions and increases in extraterritorial income related deductions.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Net Sales. Our net sales for the year ended December 31, 2005 were $368.3 million, an increase of $152.7 million, or 70.8%, from $215.6 million in the corresponding prior year period.

Our Advanced Ceramic Operations division had net sales for the year ended December 31, 2005 of $242.8 million, an increase of $83.0 million, or 52.0% from the $159.8 million in the prior year. The primary reason for this improvement was the shipment of $207.1 million of ceramic body and other armor components for defense customers, an increase of $80.0 million, or 62.9% from the $127.1 million of net sales in the prior year. This increase in net sales of armor was due to an increase in demand for lightweight body armor for military personnel, caused in part by the U.S. Army’s change from SAPI to E-SAPI armor plates. Net sales for our automotive/diesel component product line, including cam rollers, were $16.0 million, an increase of $4.3 million, or 36.7%, from the $11.7 million in the prior year. The primary reason for this increase is that our customers produced more heavy-duty diesel truck engines. Net sales of our orthodontic brackets product line were $9.8 million, which was unchanged from the prior year.

Our ESK Ceramics subsidiary had net sales for the year ended December 31, 2005 of $123.2 million, an increase of $85.4 million, or 225.5% from the $37.8 million in the prior year. We completed the acquisition of ESK Ceramics on August 23, 2004 and began to consolidate its operations with ours as of September 1, 2004.

Our Semicon Associates division had net sales for the year ended December 31, 2005 of $7.4 million, a decrease of $65,000 or 0.9%, from the $7.5 million in the prior year, also reflecting lower shipments of microwave and laser cathodes.

Our Thermo Materials division had net sales for the year ended December 31, 2005 of $12.2 million, a decrease of $120,000, or 1.0%, from the $12.3 million in the prior year. This decrease was due to several factors. Defense revenues decreased $1.4 million, and sales of fused silica rollers decreased $1.5 million, which were offset by an increase of $1.5 million of crucibles sales, and an aggregate increase of $1.3 million from sales of other product lines. The decrease in sales of fused silica rollers was caused by severe price competition from Chinese manufacturers who continued to reduce prices resulting in decreasing sales prices for our fused silica roller products.

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

Our ESK Ceramics subsidiary had a gross profit of $37.6 million, equal to 30.5% of net sales, for the year ended December 31, 2005. For comparative purposes, gross profit as a percentage of net sales was 24.4% for the year ended December 31, 2004. The increase in gross profit as a percentage of net sales in the year ended December 31, 2005 was the result of increased sales, particularly in sales of boron carbide, improved sales mix and higher operating leverage. Additionally, included in ESK Ceramics’ gross profit in the year ended December 31, 2004, are $3.0 million of pre-tax expenses related to the amortization of the backlog and expensing the step up of the inventory from the application of purchase accounting in connection with the acquisition.

Our Semicon Associates division had gross profit of $1.8 million for the year ended December 31, 2005, an increase of $361,000, or 22.1% from $1.4 million in the prior year. As a percentage of net sales, gross profit was 23.6% for the year ended December 31, 2005, compared to 19.2% for the prior year. The increase in gross profit as a percentage of net sales in the year ended December 31, 2005 was the result of increased productivity and reduced costs in the production of microwave cathodes and magnets.

Our Thermo Materials division had gross profit of $1.8 million for the year ended December 31, 2005, a decrease of $187,000 or 9.3%, compared to $2.0 million in the prior year. As a percentage of net sales, gross profit was 15.0% for the year ended December 31, 2005, compared to 16.3% for the prior year. This decrease was due in part to a $0.7 million decline in gross profit in our fused silica roller product line caused by severe price competition from Chinese manufacturers.

Selling Expenses. Our selling expenses were $20.7 million for the year ended December 31, 2005, an increase of $12.4 million, or 150.4%, from $8.3 million in the prior year. Selling expenses, as a percentage of net sales, increased from 3.8% for the year ended December 31, 2004 to 5.6% of net sales for the year ended December 30, 2005. ESK Ceramics contributed $11.2 million, or 89.8% of the $12.4 million increase. ESK Ceramics’ selling expenses currently are, and we expect them to continue to be, higher as a percentage of net sales than our other divisions because ESK Ceramics sells in more foreign countries and has more customers.

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

Other Income (Expense). Our net other expenses for the year ended December 31, 2005 was $8.4 million, compared to net other income of $0.6 million in the prior year. The primary reason for the change was an increase in our interest expense, which was $9.3 million in the year ended December 31, 2005, compared to $1.7 million in the prior year. Included in interest expense for the year ended December 31, 2005 was approximately $2.6 million for the write-off of unamortized debt issuance costs as we terminated our credit facility in December 2005. The increase in interest expense was also due to higher borrowing levels for the year ended December 31, 2005 compared to the prior year. We incurred debt to acquire ESK Ceramics in August 2004. The change in other income (expense) was also due to gains on currency transactions of $1.2 million recognized in the year ended December 31, 2004 compared to gains from currency transactions of $275,000 in the year ended December 31, 2005.

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

Our ESK Ceramics subsidiary’s income before provision for income taxes for the year ended December 31, 2005 was $10.2 million after including interest expense of $6.0 million and gains from currency transactions of $1.1 million. ESK Ceramics was included in our consolidated financial results as of September 1, 2004 for the year ended December 31, 2004.

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

Our net cash position decreased by $78.0 million during the year ended December 31, 2006, compared to an $87.0 million increase during the year ended December 31, 2005. For the year ended December 31, 2006, cash flow provided by operating activities amounted to $139.3 million. The primary factors contributing to cash flow from operating activities in the year ended December 31, 2006, were net income of $128.4 million, and adjustments of non-cash amounts related to depreciation and amortization of $18.1 million, stock compensation of $3.9 million, and increased levels of accounts payable, accrued expenses, income tax payable, employee benefits and other liabilities that added an aggregate of $24.7 million. These contributions were offset in part by, deferred income taxes of $4.9 million, increase in accounts receivable and other receivables of $18.0 million due to higher amounts of sales over the previous year, increased levels of inventories, production tooling, prepaid expenses and other assets that totaled $13.1 million. The increase in inventory and tooling were due to the increase in sales and production to support the growth of the Advanced Ceramic Operations segment.

During the year ended December 31, 2006, we used $225.5 million of our cash for investing activities, including $36.0 million for capital expenditures, $6.7 million in acquisition costs related to the Boral® product line, and purchases of short term investments totaling $182.7 million. Capital expenditures included $8.0 million to purchase a building and equipment in Canada to enable us to enter into the manufacture and marketing of structural neutron absorbing materials and metal matrix composites.

Financing activities during the year ended December 31, 2006 provided net cash of $5.8 million. We received cash proceeds of $0.6 million relating to the issuance of common stock under our stock plan, and proceeds of $2.3 million from issuance of stock due to exercise of stock options and the excess tax benefit of $2.9 million due to exercise of stock options. The effect of exchange rates on cash and equivalents due to our investment in ESK Ceramics was a positive $2.4 million.

Our net cash position increased by $87.0 million during the year ended December 31, 2005, compared to a $6.9 million decrease during the year ended December 31, 2004. For the year ended December 31, 2005, cash flow provided by operating activities amounted to $21.1 million. The primary factors contributing to cash flow from operating activities in the year ended December 31, 2005, were net income of $46.8 million, depreciation and amortization of $15.2 million, a $1.6 million reduction of income taxes payable due to the exercise of stock options, and increased levels of accrued expenses, income tax payable, and other liabilities that added an aggregate of $7.0 million. These contributions were offset in part by an increase in accounts receivable and other receivables of $10.6 million due to higher amounts of sales over the previous year, a decrease in accounts payable of $6.7 million due to our decision to take cash discounts and shorten the days outstanding, increased levels of inventories, production tooling, prepaid expenses and other assets that totaled $29.6 million. The increase in inventory and tooling were due to the increase in sales and production to support the growth of the Advanced Ceramic Operations segment.

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

In December 2005, the Company established a new unsecured $10.0 million line of credit. As of December 31, 2006, there were no outstanding amounts on the line of credit. However, the available line of credit at December 31, 2006 has been reduced by an outstanding letter of credit in the amount of $3.8 million. The interest rate on the credit line is based on the LIBOR rate for a period of one month, plus a margin of one percent, which equaled 6.3% as of December 31, 2006.

Pursuant to the bank line of credit, the Company is subject to certain covenants, which include, among other things, the maintenance of specified minimum amounts of tangible net worth and quick assets to current liabilities ratio. At December 31, 2006, the Company was in compliance with these covenants.

Our cash, cash equivalents and short-term investments totaled $204.1 million at December 31, 2006, compared to $99.4 million at December 31, 2005. At December 31, 2006, we had working capital of $332.1 million, compared to $212.3 million at December 31, 2005. Our cash position includes amounts denominated in foreign currencies, and the repatriation of those cash balances from our ESK Ceramics subsidiary does not result in additional tax costs. We believe that our current cash and cash equivalents on hand and cash available from the sale of short-term investments, cash available from additional borrowings under our revolving line of credit and cash we expect to generate from operations will be sufficient to finance our anticipated capital and operating requirements for at least the next 12 months. Our anticipated capital requirements primarily relate to the expansion of our manufacturing facilities in both the United States and Germany. We also may utilize cash, and, to the extent necessary, borrowings from time to time to acquire other businesses, technologies or product lines that complement our current products, enhance our market coverage, technical capabilities or production capacity, or offer growth opportunities. We have no present commitments or agreements for any material acquisitions.

Our material contractual obligations and commitments as of December 31, 2006 are as follows (amounts in thousand):

	Payments Due by Period
	Total	Less than 1 Year	2-3 Years	4-5 Years	After 5 Years
Debt, principal amount	$121,000	$—	$—	$—	$121,000
Capital lease obligations	4	4	—	—	—
Non-cancelable leases	10,620	2,521	4,688	2,278	1,133
Pension benefits	9,902	346	1,048	1,581	6,927
IT services	1,813	604	1,209	—	—
Cash commitments for interest expense	100,885	3,479	6,958	6,958	83,490

Total contractual obligations	$244,224	$6,954	$13,903	$10,817	$212,500

Off-Balance Sheet Arrangements

The only off-balance sheet arrangement is the conversion feature of our 2.875% convertible senior subordinated notes discussed above.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations, as well as disclosures included elsewhere in this report are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparing these consolidated financial statements requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingencies. We believe that the critical accounting policies that most impact the consolidated financial statements are as described below. A summary of our significant accounting policies is included in Note 1 to our consolidated financial statements which begin on page F-1 of this report.

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

Sales Recognition. Sales are recorded when all of the following have occurred: an agreement of sale exists, product delivery and acceptance has occurred, and collection is reasonably assured. Management is required to make judgments about whether or not collectibility is reasonably assured. We reduce revenue with reserves for estimated price concessions and sales returns. Allowances, which are recorded at the time revenue is recognized, in accordance with SFAS No. 48, “Revenue Recognition When Right of Return Exists,” are based upon historical price concessions and sales returns. We do not record a warranty reserve on the sale of our products. For our largest product line, body armor, all of which is sold to the U.S. government, each lot of body armor is tested at an independent laboratory and the lot cannot be released for shipment to the U.S. government until positive test results are received by both the U.S. government and us. For our non-body armor sales, we have experienced minimal claims from these types of sales. Additionally, due to the inherent nature, strength, durability and structural properties of ceramics, as well as a rigid quality control program that includes, for some of our customers, having the customer accept quality test results prior to shipment, we do not believe a warranty reserve is necessary.

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

Goodwill and Intangible Assets. In accordance with SFAS 142, goodwill is not being amortized, but instead is subject to an annual assessment of impairment by applying a fair-value based test.

The Company performs an annual impairment test for goodwill in the fourth quarter of each year. Goodwill is allocated to five reporting units, which represent the Company’s operating segments. The Company’s reporting units for purposes of applying the provisions of SFAS 142 are: Advanced Ceramics Operations, Semicon Associates, Thermo Materials, ESK Ceramics and Ceradyne Canada. SFAS 142 requires the Company to compare the fair value of the goodwill and indefinite lived intangible assets to the carrying amount on an annual basis to determine if there is potential impairment. If the fair value of goodwill and/or indefinite lived intangible assets is less than the carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill and/or indefinite lived intangible assets is less than the carrying value. Fair value is determined based on discounted cash flows, market multiples or appraised values as appropriate. At December 31, 2006, the Company did not believe any impairment of goodwill had occurred. Intangible assets with definite lives are amortized over their estimated useful lives.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (SFAS No. 158). SFAS No. 158 requires that employers recognize on a prospective basis the funded status of their defined benefit pension and other postretirement plans on their consolidated balance sheet and recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. SFAS No. 158 also requires additional disclosures in the notes to financial statements. SFAS No. 158 is effective as of the end of fiscal years ending after December 15, 2006. The adoption of SFAS No. 158 did not have a material impact on our consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS 157 “Fair Value Measurement” (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value and expanded disclosures about fair value measurement. Companies are required to adopt the new standard for fiscal periods beginning after November 15, 2007. We are evaluating the impact of this standard and currently do not expect it to have a significant impact on our consolidated financial position, results of operations or cash flows.

In September 2006, Staff Accounting Bulletin (“SAB”) 108 was released. The bulletin establishes an approach that requires quantification of financial statement errors based on the effects of the error on each of the company’s financial statements and the related financial statement disclosures. SAB 108 is effective for interim periods which are part of fiscal years ending on or after November 15, 2006. Our adoption of this standard did not have any impact on our consolidated financial position, results of operations or cash flows.

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

In June 2006, the FASB issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes. FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 will be effective for fiscal years beginning after December 15, 2006 (our fiscal year 2007) and the provisions of FIN 48 will be applied to all tax positions under Statement No. 109 upon initial adoption. The cumulative effect of applying the provisions of this interpretation will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. We do not expect the adoption of FIN 48 to have a material impact on our financial position, results of operations or cash flow.

In December 2004, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented using the new accounting principle. SFAS 154 is effective for accounting changes and corrections of errors in fiscal years beginning after December 15, 2005. We adopted this standard in the first quarter of fiscal year 2006. Adoption of this standard did not have a material impact on our consolidated financial position, results of operations or cash flow.

In December 2004, the FASB issued SFAS No. 153, “Exchange of Nonmonetary Assets-an amendment of APB Opinion No. 29,” which amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS 153 defines a nonmonetary exchange as having commercial substance if the future cash flow of the entity is expected to change significantly as a result of the exchange. This Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We adopted this standard in the third quarter of fiscal year 2005. Adoption of this standard did not have a material effect on our financial position, results of operations or cash flow.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio and our debt. We have not used derivative financial instruments in our investment portfolio. We place our investments with high-quality issuers and, by policy, limit the amount of credit exposure to any one issuer. We protect and preserve our invested funds by limiting default, market and reinvestment risk. Our investments in marketable securities consist primarily of high-grade corporate and government securities with maturities of less than three years. Investments purchased with an original maturity of three months or less are considered cash equivalents. We classify all of our investments as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported in a separate component of stockholders’ equity. Average maturity of our investment portfolio is 67 days; therefore, the movement of interest rates should not have a material impact on our balance sheet or income statement.

At any time, a significant increase/decrease in interest rates will have an impact on the fair market value and interest earnings of our investment portfolio. We do not currently hedge this interest rate exposure. We have performed a sensitivity analysis as of December 31, 2006 and 2005, using a modeling technique that measures the change in the fair values arising from a hypothetical 50 basis points and 100 basis points adverse movement in the levels of interest rates across the entire yield curve, which are representative of historical movements in the Federal Funds Rate with all other variables held constant. The analysis covers our investment and is based on the weighted-average maturity of our investments as of December 31, 2006 and 2005. The sensitivity analysis indicated that a hypothetical 50 basis points adverse movement in interest rates would result in a loss in the fair values of our investment instruments of approximately $40,000 at December 31, 2006 and approximately $95,000 at December 31, 2005. Similarly a hypothetical 100 basis points adverse movement in interest rates would result in a loss in the fair values of our investments of approximately $79,000 at December 31, 2006 and approximately $219,000 at December 31, 2005

Actual maturities may differ from contractual maturities because the issuer of the securities may have the right to repurchase such securities. We classify short-term investments in current assets, as all such investments are available for current operations.

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

ITEM 8.	FI NANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

Changes in Internal Control over Financial Reporting

Our management evaluated our internal control over financial reporting and there have been no changes during the fiscal quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment, we have concluded that, as of December 31, 2006, the Company’s internal control over financial reporting was effective based on those criteria.

Ceradyne’s independent registered public accounting firm, PricewaterhouseCoopers LLP, audited our assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 as stated in their report, which appears herein.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) List of documents filed as part of this report:

Financial Statements:

(b) List of Exhibits

Exhibit Number	Description
2.1	Sale and Purchase Agreement dated June 30, 2004, between registrant and Wacker-Chemie GmbH. Incorporated herein by reference to Exhibit 2.1 of Registrant’s Form 8-K Current Report dated August 23, 2004, filed with the Commission on August 26, 2004.

3.1	Restated Certificate of Incorporation of Ceradyne, Inc., as filed with the Secretary of State of Delaware on May 25, 1987. Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 10-Q Report for the quarter ended June 30, 2006.

3.2	Certificate of Amendment of Restated Certificate of Incorporation of Ceradyne, Inc., as filed with the Secretary of State of Delaware on June 8, 2006. Incorporated herein by reference to Exhibit 3.2 to the Registrant’s Form 10-Q Report for the quarter ended June 30, 2006.

3.3	Bylaws of Registrant. Incorporated herein by reference to Exhibit 3.2 to the Registrant’s Form 10-Q Report for the period ended June 30, 1996.

3.4	Amendment to Bylaws of Registrant, adopted April 29, 1996. Incorporated herein by reference to Exhibit 3.3 to the Registrant’s Form 10-Q Report for the period ended June 30, 1996.

4.1	Indenture dated December 19, 2005, between Ceradyne, Inc. and Union Bank of California, N.A., as Trustee. Incorporated herein by reference to Exhibit 4.1 of Registrant’s Form 8-K Current Report dated December 13, 2005, filed with the Commission on December 19, 2005.

4.2	First Supplemental Indenture dated December 19, 2005, between Ceradyne, Inc. and Union Bank of California, N.A., as Trustee. Incorporated herein by reference to Exhibit 4.2 of Registrant’s Form 8-K Current Report dated December 13, 2005, filed with the Commission on December 19, 2005.

4.3	Form of 2.875% Senior Subordinated Convertible Note due 2035. Incorporated herein by reference to Exhibit 4.3 of Registrant’s Form 8-K Current Report dated December 13, 2005, filed with the Commission on December 19, 2005.

10.1	Lease between Trico Rents and the Registrant dated March 23, 1984, covering premises located at 235 Paularino Avenue, Costa Mesa, California. Incorporated herein by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 (File No. 2-90821).

10.2	Lease covering premises located at 3169-A Red Hill Avenue, Costa Mesa, California dated October 28, 1985. Incorporated herein by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1985.

10.3	Lease dated March 31, 1986 covering premises located at 3163 Red Hill Avenue, Costa Mesa, California. Incorporated herein by reference to Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1986.

10.4	Lease dated August 5, 1986 covering premises located at 225 Paularino Avenue, Costa Mesa, California. Incorporated herein by reference to Exhibit 10.46 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1986.

Exhibit Number	Description
10.5	Short-form Memorandum of Lease Assignment dated December 15, 1986, and Lease dated June 23, 1980, covering premises located at 3449 Church Street, Scottdale, Georgia. Incorporated herein by reference to Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1986.

10.6	Joint Development Agreement dated March 28, 1986 between Unitek Corporation and the Registrant, and First and Second Amendments thereto. Incorporated herein by reference to Exhibit 10.52 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1986.

10.7*	Ceradyne, Inc. 1994 Stock Incentive Plan. Incorporated herein by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

10.8*	Amendment No. 1 to the Ceradyne, Inc. 1994 Stock Incentive Plan. Incorporated herein by reference to Exhibit 4.2 to Registrant’s Registration Statement on Form S-8 (File No. 33-61675).

10.9	Intentionally omitted.

10.10	Intentionally omitted.

10.11	Amendment No. 2, dated June 5, 1995, to Lease covering premises located at 3169-A Red Hill Avenue, Costa Mesa, California. Incorporated herein by reference to Exhibit 10.33 to the Registrant’s Registration Statement on Form S-1 (File No. 33-62345).

10.12	Amendment No. 2, dated June 5, 1995, to Lease dated March 31, 1986 covering premises located at 3163 Red Hill Avenue, Costa Mesa, California. Incorporated herein by reference to Exhibit 10.34 to the Registrant’s Registration Statement on Form S-1 (File No. 33-62345).

10.13	Amendment No. 2, dated June 5, 1995, to Lease dated August 5, 1986 covering premises located at 225 Paularino Avenue, Costa Mesa, California. Incorporated herein by reference to Exhibit 10.35 to the Registrant’s Registration Statement on Form S-1 (File No. 33-62345).

10.14*	Amendment No. 2 to the Ceradyne, Inc. 1994 Stock Incentive Plan. Incorporated herein by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

10.15*	Amendment No. 3 to the Ceradyne, Inc. 1994 Stock Incentive Plan. Incorporated herein by reference to Exhibit 4.4 to Registrant’s Registration Statement on Form S-8 (File No. 333-31679).

10.16*	Amendment No. 4 to the Ceradyne, Inc. 1994 Stock Incentive Plan. Incorporated herein by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

10.17*	Amendment No. 5 to the Ceradyne, Inc. 1994 Stock Incentive Plan. Incorporated herein by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

10.18*	Amendment No. 6 to the Ceradyne, Inc. 1994 Stock Incentive Plan. Incorporate herein by reference to Exhibit 4.7 to the Registrant’s Registration Statement on Form S-8 (File No. 333-64094).

10.19	Intentionally omitted.

10.20	Agreement to Extend Lease and Increase Rental Between Ida S. Borochoff and Lance Borochoff as Co-Trustees of the Charles Z. Borochoff Marital Trust created under the Will of Charles Z. Borochoff, as Landland and CERADYNE, INC., as Successor to Thermo Materials Corporation, as Tenant. Incorporated herein by reference to Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.

10.21*	Amendment No. 7 to the Ceradyne, Inc. 1994 Stock Incentive Plan. Incorporated herein by referenced to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.

10.22*	Ceradyne, Inc. 2003 Stock Incentive Plan, as Amended and Restated as of April 11, 2005. Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K Current Report dated May 23, 2005, filed with the Commission on May 26, 2005.

10.23*	Form of Stock Option Agreement for use under the 2003 Stock Incentive Plan. Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form 8-K Current Report dated May 23, 2005, filed with the Commission on May 26, 2005.

Exhibit Number		Description
10.24	*	Form of Restricted Stock Unit Award Agreement for use under the 2003 Stock Incentive Plan. Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Form 8-K Current Report dated May 23, 2005, filed with the Commission on May 26, 2005.

10.25		Lease agreement between California State Teachers’ Retirement System, as Landlord and CERADYNE, INC., as tenant. Incorporated herein by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.

10.26		Credit Agreement dated August 18, 2004, between registrant, Wachovia Bank and the other lenders named therein. Incorporated herein by reference to Exhibit 10.1 of Registrant’s Form 8-K Current Report dated August 23, 2004, filed with the Commission on August 26, 2004.

10.27		Amendment No. 1 dated December 22, 2004, to the Credit Agreement dated August 18, 2004, between registrant, Wachovia Bank and the other lenders named therein. Incorporated herein by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.

10.28		Amendment No. 2 to Credit Agreement, dated December 13, 2005, between Ceradyne, Inc., Ceradyne ESK, LLC and ESK Ceramics GmbH & Co. KG (collectively, the “Borrowers”), and the banks, financial institutions and other lenders party thereto (collectively, the “Lenders”), and Wachovia Bank, National Association, as collateral agent and administrative agent for the Lenders. Incorporated herein by reference to Exhibit 10.1 of Registrant’s Form 8-K Current Report dated December 13, 2005, filed with the Commission on December 19, 2005.

10.29	*	Cash Fees Payable to Non-Employee Directors for Service on the Board and its Committees. Incorporated herein by reference to Exhibit 10.3 of Registrant’s Form 8-K Current Report dated February 28, 2005, filed with the Commission on March 4, 2005.

10.30	*	Base Salaries Payable to Executive Officers during 2006. Incorporated herein by reference to Exhibit 10.1 of Registrant’s Form 8-K Current Report dated March 6, 2006, filed with the Commission on March 9, 2006.

10.31	*	Cash Bonus Plan for Executive Officers for 2006. Incorporated herein by reference to Exhibit 10.2 of Registrant’s Form 8-K Current Report dated March 6, 2006, filed with the Commission on March 9, 2006.

10.32		Lease dated March 11, 1997 covering premises located at 3159-A Red Hill Avenue, Costa Mesa, California. Incorporated herein by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005.

10.33		Extension No. 2, dated February 2, 2005, to Lease dated March 11, 1997 covering premises located at 3159-A Red Hill Avenue , Costa Mesa, California. Incorporated herein by reference to Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005.

10.34		Lease dated January 24, 2001 covering premises located at 3161 Red Hill Avenue, Costa Mesa, California. Incorporated herein by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005.

10.35		Extension No. 1, dated February 2, 2005, to Lease dated January 24, 2001 covering premises located at 3161 Red Hill Avenue, Costa Mesa, California. Incorporated herein by reference to Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005.

10.36		Extension No. 4, dated February 2, 2005, to Lease dated March 31, 1986 covering premises located at 3163 Red Hill Avenue, Costa Mesa, California. Incorporated herein by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005.

10.37		Extension No. 4, dated February 2, 2005, to Lease dated October 28, 1985 covering premises located at 3169-A Red Hill Avenue, Costa Mesa, California. Incorporated herein by reference to Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005.

10.38		Lease dated October 28, 1985 covering premises located at 3169-B Red Hill Avenue, Costa Mesa, California. Incorporated herein by reference to Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005.

10.39		Extension No. 4, dated February 2, 2005, to Lease dated October 28, 1985 covering premises located at 3169-B Red Hill Avenue, Costa Mesa, California. Incorporated herein by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005.

Exhibit Number	Description
10.40	Extension No. 4, dated February 4, 2005, to Lease dated August 5, 1986 covering premises located at 225 Paularino Avenue, Costa Mesa, California. Incorporated herein by reference to Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005.

10.41	Lease dated February 4, 2005, covering premises located at 201 Paularino Avenue, Costa Mesa, California. Incorporated herein by reference to Exhibit 10.41 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005.

10.42	Lease dated February 4, 2005, covering premises located at 3159-B Red Hill Avenue, Costa Mesa, California. Incorporated herein by reference to Exhibit 10.42 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005.

10.43	Extension No. 1, dated February 7, 2005, to Lease dated March 23, 2004 covering premises located at 235 Paularino Avenue, Costa Mesa, California. Incorporated herein by reference to Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005.

10.44	Lease dated August 6, 2001 covering premises located at 3165-A Red Hill Avenue, Costa Mesa, California. Incorporated herein by reference to Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005.

10.45	Extension No. 1, dated March 9, 2005, to Lease dated August 6, 2001 covering premises located at 3165-A Red Hill Avenue, Costa Mesa, California. Incorporated herein by reference to Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005.

10.46	Lease dated January 5, 2005 covering premises located at 205 Paularino Avenue, Costa Mesa, California. Incorporated herein by reference to Exhibit 10.46 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005.

10.47	Extension No. 1, dated July 14, 2005, to Lease dated January 5, 2005, covering premises located at 205 Paularino Avenue, Costa Mesa, California. Incorporated herein by reference to Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005.

12.1	Computation of Ratio of Earnings to Fixed Charges.

14.1	Code of Business Conduct and Ethics. Incorporated herein by reference to Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Each of these exhibits constitutes a management contract, compensatory plan, or arrangement.

CERADYNE, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Board of Directors and Stockholders of Ceradyne, Inc.:

We have completed integrated audits of Ceradyne, Inc.’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006 in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a) present fairly, in all material respects, the financial position of Ceradyne, Inc. and its subsidiaries at December 31, 2006 and December 31, 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Orange County, California
February 26, 2007

CERADYNE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except for share data)

	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$13,547	$91,542
Short term investments	190,565	7,839
Accounts receivable, net of allowances for doubtful accounts of $ 1,158 and $ 545 in 2006 and 2005, respectively	77,162	57,174
Other receivables	3,289	3,309
Inventories	73,109	66,318
Production tooling	20,975	14,102
Prepaid expenses and other	11,859	8,592
Deferred tax asset	11,469	6,341

Total current assets	401,975	255,217
Property, plant and equipment, net	183,011	153,259
Intangible assets, net	8,389	6,034
Goodwill	16,518	9,265
Other assets	3,922	6,418

Total assets	$613,815	$430,193

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$35,470	$23,311
Accrued expenses	21,821	11,878
Income taxes payable	12,621	7,719

Total current liabilities	69,912	42,908
Long-term debt	121,000	121,000
Employee benefits	13,274	11,229
Deferred tax liability	3,018	4,536

Total liabilities	207,204	179,673

Commitments and contingencies (Note 8)

Stockholders’ equity:
Common Stock, $0.01 par value: 100,000,000 authorized; 27,119,012 and 26,795,774 shares issued and outstanding at December 31, 2006 and 2005, respectively	272	268
Additional paid in capital	178,252	170,454
Retained earnings	217,036	88,632
Deferred compensation	—	(1,506)
Accumulated other comprehensive (loss) income	11,051	(7,328)

Total stockholders’ equity	406,611	250,520

Total liabilities and stockholders’ equity	$613,815	$430,193

The accompanying notes are an integral part of these consolidated statements.

CERADYNE, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except for per share data)

	Years ended December 31,
	2006	2005	2004
Net sales	$662,888	$368,253	$215,612
Cost of product sales	401,991	237,115	146,518

Gross profit	260,897	131,138	69,094

Operating expenses:
Selling	22,919	20,694	8,266
General and administrative	35,293	21,014	14,131
Research and development	9,909	7,802	3,341

	68,121	49,510	25,738

Operating income	192,776	81,628	43,356

Other income (expense)
Royalty income	120	145	146
Interest income	6,687	434	476
Miscellaneous, net	(919)	275	1,602
Interest expense	(4,105)	(9,252)	(1,661)

	1,783	(8,398)	563

Income before provision for income taxes	194,559	73,230	43,919
Provision for income taxes	66,155	26,452	16,346

Net income	$128,404	$46,778	$27,573

Net income per common share:
Basic	$4.77	$1.90	$1.14
Diluted	$4.69	$1.86	$1.12
Shares used in computing per common share amounts:
Basic	26,924	24,635	24,170
Diluted	27,352	25,107	24,598

The accompanying notes are an integral part of these consolidated statements.

CERADYNE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except for share data)

	Common Stock		Retained Earnings	Deferred Compensation	Accumulated Other	Total
	Number of Shares	Amount			Comprehensive Income (Loss)	Stockholders’ Equity
Balance, December 31, 2003	23,896,665	$72,496	$14,281	$—	$—	$86,777
Comprehensive income:
Net income	—	—	27,573	—	—	27,573
Net unrealized loss on available-for-sale securities	—	—	—	—	(47)	(47)
Minimum pension liability, net	—	—	—	—	(325)	(325)
Cumulative translation adjustment	—	—	—	—	13,595	13,595

Total comprehensive income	—	—	—	—	—	40,796

Issuance of common stock	111,625	1,258	—	—	—	1,258
Issuance of common stock for acquisitions	107,095	2,140	—	—	—	2,140
Exercise of stock options	364,122	965	—	—	—	965
Tax benefit from exercise of stock options	—	3,112	—	—	—	3,112
Purchase of fractional shares from stock split	(87)	(7)	—	—	—	(7)

Balance, December 31, 2004	24,479,420	79,964	41,854	—	13,223	135,041
Comprehensive income:
Net income	—	—	46,778	—	—	46,778
Net unrealized loss on available-for-sale securities	—	—	—	—	(96)	(96)
Minimum pension liability, net	—	—	—	—	(667)	(667)
Cumulative translation adjustment	—	—	—	—	(19,788)	(19,788)

Total comprehensive income	—	—	—	—	—	26,227

Offering of common stock, net of issuance cost of $534	2,070,000	84,680	—	—	—	84,680
Issuance of common stock	70,646	1,713	—	—	—	1,713
Issuance of restricted stock	—	1,728	—	(1,728)	—	—
Exercise of stock options	175,708	1,067	—	—	—	1,067
Amortization of deferred compensation	—		—	222	—	222
Tax benefit from exercise of stock options	—	1,570	—	—	—	1,570

Balance, December 31, 2005	26,795,774	170,722	88,632	(1,506)	(7,328)	250,520
Comprehensive income:
Net income	—	—	128,404	—	—	128,404
Net unrealized loss on available-for-sale securities	—	—	—	—	(63)	(63)
Minimum pension liability, net	—	—	—	—	282	282
Cumulative translation adjustment	—	—	—	—	18,401	18,401

Total comprehensive income	—	—	—	—	—	147,024

	Common Stock		Retained Earnings	Deferred Compensation	Accumulated Other	Total
	Number of Shares	Amount			Comprehensive Income (Loss)	Stockholders’ Equity
FAS 158 pension adjustment, net					(241)	(241)
Issuance of common stock	29,188	571	—	—	—	571
Exercise of stock options	294,050	2,312	—	—	—	2,312
Tax benefit from exercise of stock options	—	2,524	—	—	—	2,524
Stock based compensation	—	3,901	—	—	—	3,901
Deferred compensation	—	(1,506)	—	1,506	—	—

Balance, December 31, 2006	27,119,012	$178,524	$217,036	$—	$11,051	$406,611

The accompanying notes are an integral part of these consolidated statements.

CERADYNE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net income	$128,404	$46,778	$27,573
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,054	15,203	7,554
Deferred income taxes	(4,938)	(2,722)	(216)
Stock compensation	3,901	222	—
Other	152	34	—
Changes in operating assets and liabilities, net of assets acquired:
Accounts receivable, net	(17,392)	(10,395)	(14,373)
Other receivables	(607)	(233)	809
Inventories	(2,987)	(22,378)	(3,412)
Production tooling	(5,670)	(6,009)	(3,529)
Prepaid expenses and other	(4,388)	(431)	(3,604)
Other assets	27	(792)	746
Accounts payable	10,749	(6,730)	8,847
Accrued expenses	2,209	171	3,556
Income tax payable	3,762	2,728	4,428
Tax benefit from exercise of stock options	—	1,570	3,112
Other liabilities	7,265	4,102	1,311
Employee benefits	686	—	—

Net cash provided by operating activities	139,227	21,118	32,802

Cash flows from investing activities:
Purchases of property, plant and equipment	(36,008)	(20,223)	(26,563)
Redemptions (purchases) of marketable securities	(182,726)	2,202	9,088
Acquisition of businesses, net of cash acquired	(6,679)	(3,697)	(141,280)

Net cash used in investing activities	(225,413)	(21,718)	(158,755)

Cash flows from financing activities:
Proceeds from common stock offering	—	85,169	—
Costs of common stock offering	—	(489)	—
Proceeds from issuance of common stock for stock plans	571	1,713	1,251
Proceeds from issuance of stock due to exercise of stock options	2,312	1,067	965
Payment of loan fees	—	—	(3,227)
(Reduction in) borrowings on bank line of credit	—	(9,492)	9,708
Proceeds from long-term debt	—	121,000	110,000
Payments on long-term debt	—	(109,725)	(275)
Excess tax benefit due to exercise of stock options	2,884	—	—

Net cash provided by financing activities	5,767	89,243	118,422

Effect of exchange rates on cash and cash equivalents	2,424	(1,622)	590

Increase (decrease) in cash and cash equivalents	(77,995)	87,021	(6,941)
Cash and cash equivalents, beginning of period	91,542	4,521	11,462

Cash and cash equivalents, end of period	$13,547	$91,542	$4,521

Supplemental disclosures of cash flow information:
Interest paid	$3,452	$6,683	$1,345

Income taxes paid	$65,333	$35,834	$10,281

Supplemental schedule of non-cash financing activities:
Fulfillment of 401(k) obligations through the issuance of stock	$828	$880	$556

Issuance of common stock in connection with Quest acquisition	$—	$—	$2,140

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

c. Short Term Investments

The Company’s short term investments consist of marketable securities, primarily high-grade corporate and government securities. The Company classifies all of its investments as available-for-sale based on the Company’s intent. As of December 31, 2006, the amount classified as available for sale is $190.6 million, which is recorded at fair market value. The unrealized loss of $0.1 million has been recorded as a component of other comprehensive income.

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

The following are changes in the allowance for doubtful accounts for the years ended December 31, 2006, 2005 and 2004 (in thousands):

	Balance at Beginning of Year	Additions		Write-offs Net of Recoveries	Balance at End of Year
December 31, 2006	$545	$1,025		$412	$1,158
December 31, 2005	$456	$220		$131	$545
December 31, 2004	$112	$743	(1)	$399	$456

(1)	Additions in 2004 include $272 of allowance that was part of the ESK Ceramics acquisition.

CERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	December 31,
	2006	2005
Raw materials	$16,398	$17,643
Work-in-process	34,265	28,832
Finished goods	22,446	19,843

	$73,109	$66,318

g. Production Tooling

The Company’s production tooling primarily consists of graphite tooling used in the manufacturing and furnace processes. This tooling is being amortized over three to nine months.

h. Property, Plant and Equipment, Net

Property, plant and equipment is recorded at cost and consists of the following (in thousands):

	December 31,
	2006	2005
Land and Land Improvements	$11,226	$9,085
Building improvements	62,509	49,607
Machinery and equipment	138,557	116,284
Leasehold improvements	15,077	13,605
Office equipment	13,816	9,130
Construction in progress	9,020	4,158

	250,205	201,869
Accumulated depreciation and amortization	(67,194)	(48,610)

	$183,011	$153,259

Depreciation and amortization of property, plant and equipment are provided using the straight-line method over the following estimated useful lives:

Buildings	30 years

Machinery and equipment	3 to 12 years

Office equipment	5 years

Leasehold improvements	Shorter of 10 years or the term of lease

Maintenance, repairs and minor renewals are charged to expense as incurred. Repairs and maintenance expense approximated $12.8 million, $ 8.8 million, and $6.1 million in 2006, 2005, and 2004, respectively. Additions and improvements are capitalized. When assets are disposed of, the applicable costs and accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is included in the results of operations. Depreciation expense was approximately $18.1 million, $15.2 million, and $7.6 million in 2006, 2005, and 2004, respectively.

CERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

i. Goodwill and Intangible Assets, Net

In accordance with SFAS 142, goodwill is not being amortized, but instead is subject to an annual assessment of impairment by applying a fair-value based test.

The Company performs an annual impairment test for goodwill in the fourth quarter of each year. Goodwill is allocated to five reporting units, which represent the Company’s operating segments. The Company’s reporting units for purposes of applying the provisions of SFAS 142 are: Advanced Ceramics Operations, Semicon Associates, Thermo Materials, ESK Ceramics and Ceradyne Canada. SFAS 142 requires the Company to compare the fair value of the goodwill and indefinite lived intangible assets to the carrying amount on an annual basis to determine if there is potential impairment. If the fair value of goodwill and/or indefinite lived intangible assets is less than the carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill and/or indefinite lived intangible assets is less than the carrying value. Fair value is determined based on discounted cash flows, market multiples or appraised values as appropriate. At December 31, 2006, the Company did not believe any impairment of goodwill had occurred. Intangible assets with definite lives are amortized over their estimated useful lives.

The roll forward of the goodwill balance by segment for the years ended December 31, 2006 and 2005 is as follows (in thousands):

	ACO	Semicon	Thermo	ESK	Canada	Total
December 31, 2004	$2,575	$603	$279	$2,622	$—	$6,079
Acquisition of Quest	33	—	—	—	—	33
Acquisition of ESK	—	—	—	3,588	—	3,588
Translation	—	—	—	(435)	—	(435)

December 31, 2005	2,608	603	279	5,775	—	9,265
Acquisition of ESK (Note 7)	—	—	—	2,760	—	2,760
Acquisition of Ceradyne Canada	—	—	—	—	3,832	3,832
Translation	—	—	—	661	—	661

December 31, 2006	$2,608	$603	$279	$9,196	$3,832	$16,518

The components of intangibles assets were as follows (in thousands):

	December 31, 2006			December 31, 2005
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Amortizing Intangible Assets
Backlog	$575	$558	$17	$525	$525	$—
Developed technology	6,007	820	5,187	4,327	347	3,980
Trade name	460	23	437	—	—	—
Customer Relationships	730	36	694	—	—	—
Non-amortizing tradename	2,054	—	2,054	2,054	—	2,054

Total	$9,826	$1,437	$8,389	$6,906	$872	$6,034

All of the intangible assets were acquired in 2004 and 2006 (see Note 3). Amortizing intangible assets are amortized over their estimated useful lives of ten years, except for backlog which is amortized over nine months. Amortization of definite-lived intangible assets will be approximately $694 in each of the fiscal years 2006 through 2009, and $274 in each of the fiscal years 2010 through 2016. Amortization expense was approximately $565 and $212 in 2006 and 2005, respectively.

j. Sales Recognition

Sales are recorded when all of the following have occurred: an agreement of sale exists, product delivery and acceptance has occurred and collection is reasonably assured. Management is required to make judgments about whether or not collectibility is reasonably assured. The Company reduces revenue with reserves for estimated price concessions and sales returns. Allowances, which are recorded at the time revenue is recognized, in accordance with SFAS No. 48, “Revenue Recognition When Right of Return Exists,” are based upon historical price concessions and sales returns. The Company does

CERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

not record a warranty reserve on the sale of its products. For its largest product line, body armor, all of which is sold to the U.S. Government, each lot of body armor is tested at an independent laboratory and the lot cannot be released for shipment to the U.S. Government until positive test results are received by both the U.S. Government and the Company. For its non-body armor sales, the Company has experienced minimal claims from these types of sales. Additionally, due to the inherent nature, strength, durability and structural properties of ceramics, as well as a rigid quality control program that includes, for some of our customers, having the customer accept quality test results prior to shipment, management does not believe a warranty reserve is necessary.

k. Net Income Per Share

Basic net income per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted net income per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding plus the effect of any dilutive stock options and restricted stock units using the treasury stock method and the net share settlement method for the convertible debt. All share data in these financial statements have been adjusted to give retroactive effect to a 3-for-2 split of the Company’s common stock in the form of a 50% stock dividend distributed on April 7, 2004, and a second 3-for-2 split of the Company’s common stock in the form of a 50% stock dividend distributed on January 18, 2005.

The following is a summary of the number of shares entering into the computation of net income per common and common equivalent share:

	December 31,
	2006	2005	2004
Weighted average number of shares outstanding	26,923,916	24,634,558	24,170,212
Dilutive stock options	364,002	448,115	427,982
Dilutive restricted stock units	63,931	24,722	—

Number of shares used in dilutive computation	27,351,849	25,107,395	24,598,194

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

n. Engineering and Research

The costs associated with application engineering and internally-funded research are expensed as incurred and are included in cost of product sales or other operating expenses. Costs associated with research and development were $9.9 million, $7.8 million and $3.3 million for years ended December 31, 2006, 2005 and 2004, respectively. In addition, the Company historically has and continues to engage in application engineering and internally funded research to improve and reduce the cost of products and to develop new products. Costs associated with engineering were approximately $7.3 million, $7.1 million and $3.8 million in 2006, 2005 and 2004, respectively, and are included in cost of product sales.

CERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

o. Fair Value of Financial Instruments

The carrying value of accounts receivable and trade payables approximates the fair value due to their short-term maturities. The carrying value of the Company’s unused line of credit is considered to approximate fair market value, as the interest rates of these instruments are based predominantly on variable reference rates. The fair value of long-term debt was $144.9 million and is based on quoted market prices at December 31, 2006.

p. Income Taxes

The Company accounts for income taxes using the asset and liability approach. Under this approach, deferred taxes are determined based on the differences between the financial statements and the tax bases using rates as enacted in tax laws. A valuation allowance is established if it is “more likely than not” that all or a portion of the deferred tax asset will not be realized.

q. Share-Based Compensation

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

r. Comprehensive Income

Comprehensive income encompasses all changes in equity other than those arising from transactions with stockholders, and consists of net income, currency translation adjustments, pension adjustments and unrealized net gains and losses on investments classified as available-for-sale. As of December 31, 2006 and 2005, accumulated other comprehensive income is as follows (in thousands):

	December 31,
	2006	2005
Unrealized loss on available-for-sale-securities, net	$(206)	$(143)
Minimum pension liability, net	(951)	(992)
Cumulative translation adjustment	12,208	(6,193)

	$11,051	$(7,328)

s. New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (SFAS No. 158). SFAS No. 158 requires that employers recognize on a prospective basis the funded status of their defined benefit pension and other postretirement plans on their consolidated balance sheet and recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. SFAS No. 158 also requires additional disclosures in the notes to financial statements. SFAS No. 158 is effective as of the end of fiscal years ending after December 15, 2006. The Company adopted SFAS No. 158 in the fourth quarter ended December 31, 2006, and its adoption did not have a material impact on its financial position, results of operations or cash flows. See Note 7.

In September 2006, the FASB issued SFAS 157 “Fair Value Measurement” (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value and expanded disclosures about fair value measurement. Companies are required to adopt the new standard for fiscal periods beginning after November 15, 2007. The Company is evaluating the impact of this standard and currently does not expect it to have a significant impact on its financial position, results of operations or cash flows.

CERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In September 2006, Staff Accounting Bulletin (“SAB”) 108 was released. The bulletin establishes an approach that requires quantification of financial statement errors based on the effects of the error on each of the company’s financial statements and the related financial statement disclosures. SAB 108 is effective for interim periods which are part of fiscal years ending on or after November 15, 2006. The Company’s adoption of this standard did have any impact on its financial position, results of operations or cash flows.

In June 2006, the Emerging Issues Task Force (“EITF”) issued EITF 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation)” to clarify diversity in practice on the presentation of different types of taxes in the financial statements. The Task Force concluded that, for taxes within the scope of the issue, a company may adopt a policy of presenting taxes either gross within revenue or net. That is, it may include charges to customers for taxes within revenues and the charge for the taxes from the taxing authority within cost of sales, or, alternatively, it may net the charge to the customer and the charge from the taxing authority. If taxes subject to EITF 06-3 are significant, a company is required to disclose its accounting policy for presenting taxes and the amounts of such taxes that are recognized on a gross basis. The guidance in this consensus is effective for the first interim reporting period beginning after December 15, 2006. The Company does not expect the adoption of EITF 06-3 will have a material impact on its financial position, results of operations, or cash flows.

In June 2006, the FASB issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes. FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 will be effective for fiscal years beginning after December 15, 2006 (our fiscal year 2007) and the provisions of FIN 48 will be applied to all tax positions under Statement No. 109 upon initial adoption. The cumulative effect of applying the provisions of this interpretation will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. The Company does not expect the adoption of FIN 48 to have a material impact on its financial position, results of operations or cash flow.

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

3. Acquisitions

On June 30, 2006, the Company completed the purchase of certain assets and technology related to the “Boral®” product line of AAR Manufacturing, Inc., a subsidiary of AAR Corp. The purchase price for the acquisition was approximately $6.7 million consisting of all cash. The Company considers this to be an immaterial acquisition.

The purchase price was allocated as follows (in thousands):

Boral Product Line
Net tangible assets	$717
Intangible assets (estimated useful life of 10 years)	2,130
Goodwill	3,832

Total purchase price	$6,679

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

CERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Interest on the notes is payable on December 15 and June 15 of each year, commencing on June 15, 2006. The notes are convertible into 17.1032 shares of Ceradyne’s common stock for each $1,000 principal amount of the notes (which represents a conversion price of approximately $58.47 per share), subject to adjustment. The notes are convertible only under certain circumstances, including if the price of the Company’s common stock reaches specified thresholds, if the notes are called for redemption, if specified corporate transactions or fundamental change occur, or during the 10 trading days prior to maturity of the notes. The Company many redeem the notes at any time after December 20, 2010, for a price equal to 100% of the principal amount plus accrued and unpaid interest, including contingent interest (as described below), if any, up to but excluding the redemption date. In addition, the Notes may be converted, at the option of the holders, on or prior to the final maturity date if during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal value amount of notes for each day of that period was less than 98% of the product of the closing price for our common stock for each day of that period and the applicable conversion rate. This conversion provision represents an embedded derivative. However, based on the de minimus value associated with this feature, no value was assigned at issuance and at December 31, 2006.

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

The Company is obligated to pay contingent interest to the holders of the notes during any six-month period from June 15 to December 14 and from December 15 to June 14, commencing with the six-month period beginning December 20, 2010 and ending on June 14, 2011, if the average trading price of the note for the five trading day period ending on the third trading day immediately preceding the first day of the relevant contingent interest period equals $1,200 (120% of the principal amount of a note) or more. The amount of contingent interest payable per note for any relevant contingent interest period shall equal 0.25% per annum of the average trading price of a note for the five trading day period ending on the third trading day immediately preceding the first day of the relevant contingent interest period. This contingent interest payment feature represents an embedded derivative. However, based on the de minimus value associated with this feature, no value was assigned at issuance and at December 31, 2006.

On or prior to the maturity date of the notes, upon the occurrence of a fundamental change, under certain circumstances, the Company will provide for a make whole amount by increasing, for the time period described herein, the conversion rate by a number of additional shares for any conversion of the notes in connection with such fundamental change transactions. The amount of additional shares will be determined based on the price paid per share of Ceradyne’s common stock in the transaction constituting a fundamental change and the effective date of such transaction. This make whole premium feature represents an embedded derivative. Since this feature has no measurable impact on the fair value of the notes and no separate trading market exists for this derivative, the value of the embedded derivative was determined to be de minimis. Accordingly, no value has been assigned at issuance or at December 31, 2006.

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

In December 2005, the Company established a new unsecured $10.0 million line of credit. As of December 31, 2006, there were no outstanding amounts on the line of credit. However, the available line of credit at December 31, 2006 has been reduced by an outstanding letter of credit in the amount of $3.8 million. The interest rate on the credit line is based on the LIBOR rate for a period of one month, plus a margin of one percent, which equaled 6.3% as of December 31, 2006.

CERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pursuant to the bank line of credit, the Company is subject to certain covenants, which include, among other things, the maintenance of specified minimum amounts of tangible net worth and quick assets to current liabilities ratio. At December 31, 2006, the Company was in compliance with these covenants.

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

In June and July 2004, the Company entered into forward exchange contracts outstanding totaling approximately $126.0 million exchangeable into 110.0 million Euros. These contracts were opened in connection with the purchase of ESK Ceramics and in August 2004 were converted into Euros to serve as part of the purchase price. The fair market value of the contract at expiration in August 2004 was $1.9 million, which was recognized as a gain during the year ended December 31, 2004. This was recorded in the miscellaneous income line of the income statement. As of December 31, 2006, the Company did not have any outstanding forward exchange contracts.

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

6. Income Taxes

The provision (benefit) for income taxes is comprised of the following for the year ended December 31 (in thousands):

	2006	2005	2004
Current, domestic	$66,862	$28,244	$16,282
Current, foreign	4,713	1,836	280

Current, total	71,575	30,080	16,562

Deferred, domestic	(6,458)	(4,761)	56
Deferred, foreign	1,038	1,133	(272)

Deferred, total	(5,420)	(3,628)	(216)

Provision for income taxes	$66,155	$26,452	$16,346

The components of the Company’s deferred tax asset (liability) as of December 31, 2006 and 2005 are as follows (in thousands):

	December 31,
	2006	2005
Current Asset:
Inventory adjustments	$5,968	$2,932
Vacation accrual	980	529
Bad debt allowance	454	118
Accrued payroll	1,456	1,048
State taxes	2,046	1,535
Other	565	179

	$11,469	$6,341

CERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31,
	2006	2005
Noncurrent Liability:
Depreciation and amortization	$(6,987)	$(7,178)
Deferred compensation	2,182	1,437
Accrued payroll	1,070	—
Unrealized currency gain (loss)	643	314
State Taxes	55	181
Other	19	710

	$(3,018)	$(4,536)

The effective income tax rate for the years ended December 31, 2006, 2005 and 2004 differs from the Federal statutory income tax rate due to the following items (in thousands):

	December 31,
	2006	2005	2004
Income before taxes, domestic	$179,497	$64,340	$44,515
Income before taxes, foreign	15,062	8,890	(596)

Income before taxes, total	$194,559	$73,230	$43,919

Provision for income taxes at federal statutory rate (35%)	68,096	25,631	15,372
State income taxes, net of federal benefit	2,270	3,453	2,210
Permanent Items	398	169	19
Extraterritorial income exclusion	(2,417)	(1,010)	(429)
Credits	(399)	(389)	(189)
Manufacturing deduction	(1,600)	(310)	—
Other	(193)	(1,092)	(637)

Provision for income taxes	$66,155	$26,452	$16,346

Effective tax rate	34.00%	36.12%	37.22%

The exercise of stock options represents a tax benefit and has been reflected as a reduction of taxes payable and an increase to the additional paid-in capital account. The benefit recorded was $2.5 million, $1.6 million and $3.1 million for the years ended December 31, 2006, 2005 and 2004, respectively.

7. Employee Retirement and Other Benefit Plans

Supplemental Retirement Plan

In December 1988, the Board of Directors of the Company approved the adoption of a supplemental retirement plan, the Ceradyne SMART 401(k) Plan (the Plan), in which substantially all employees are eligible to participate after completing 90 days of employment. Participation in the Plan is voluntary. An employee may elect to contribute up to fifteen percent (15% or the maximum deferred tax amount of $20,000 in 2006, whichever is less) of the employee’s pretax compensation as a basic contribution. The Company may contribute any amount which the Board of Directors annually determines appropriate. Company contributions fully vest and are non-forfeitable after the participant has completed five years of service. The Company’s related contributions for the years ended December 31, 2006, 2005 and 2004 were $1,140,000, $880,000 and $556,000, respectively.

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

Based on the market value per share of the Company’s common stock on December 31, 2006, a total of 19,264 shares will be contributed in 2007 as the Company’s matching contribution under the Plan for 2006. After that contribution, there were 530,576 shares remaining and available for future contribution under the Plan.

CERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pension and Other Postretirement Benefit Plans

In September 2006, the FASB issued SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statement No. 87, 88, 106, and 132 (R)”.

The most significant change is the requirement for an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. Public companies are required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. We adopted SFAS No. 158 in the fourth quarter ended December 31, 2006, and its adoption did not have a significant impact on our consolidated financial position.

The Company’s German Pension and Benefit Plans (Overview):

The Company provides pension benefits to its employees in Germany. These pension benefits are rendered for the time after the retirement of the employees by payments into legally independent pension and relief facilities. They are generally based on length of service, wage level and position in the company. The direct and indirect obligations comprise obligations for pensions that are already paid currently and expectations for those pensions payable in the future. The Company has four separate plans in Germany: a) Pensionskasse – Old; b) Pensionskasse – New; c) Additional Compensation Plan; and d) Deferred Compensation plan. For financial accounting purposes, the Additional and Deferred Compensation Plans are accounted for as single-employer defined benefit plans, Pensionskasse – Old is a multiemployer defined benefit plan and the Pensionskasse – New is a defined contribution plan.

The measurement date for the Company’s pension plan assets and obligations, including Pensionskasse – Old, is principally December 31. The measurement date for the Company’s net periodic pension cost is principally January 1. Assumed discount rates and rates of increase in remuneration used in calculating the projected benefit obligation together with long-term rates of return on plan assets vary according to the economic conditions.

The Pensionskasse – New covers all German employees with membership as of January 1, 2005. Contributions and costs are determined as 2.0 percent of each covered employee’s salary and totalled $40,783 in 2006 and $14,102 in 2005.

Components of net periodic benefit costs under the Additional and Deferred Compensation Plans for the years ended December 31, 2006 and 2005 were as follows (in thousands):

	2006	2005
Service cost	(442)	(306)
Interest cost	(335)	(303)
Expected return on plan assets	—	—
Amortizations	(85)	(14)

Net periodic benefit cost	$(862)	$(623)

The weighted-average assumptions used to determine net periodic benefit costs were as follows:

	2006	2005
Discount rate	4.50%	4.25%
Rate of long-term compensation increase	2.50%	2.50%
Expected return on plan assets (at beginning of the year)	6.00%	6.00%

Components of the change in benefit obligations, changes in plan assets and funded status of the Additional and Deferred Compensation Plans for December 31, 2006 and 2005 were as follows (in thousands):

CERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	2006	2005
Assets and liabilities as at end of year
Accumulated benefit obligation	$(8,226)	$(7,064)
Projected benefit obligation	(8,617)	(7,455)
Assets at fair value	—	—

Funded status	(8,617)	(7,455)
Unrecognized actuarial gains (losses)	(1,663)	(1,950)
Unrecognized prior service cost	—	—
Unrecognized Transition Obligation	—	—
Unfunded pension cost before equity adjustment	(6,954)	(5,505)
Additional Minimum Liability	(1,273)	(1,559)

Pension Liability before FAS 158	(8,226)	$(7,064)

Effect of FAS 158 recognized in OCI	(391)
Pension liability according to FAS 158	$(8,617)

Current liabilities	$(104)	$(91)
Non-current liabilities	$(8,513)	$(6,973)

	2006	2005
Change in projected benefit obligations:
Projected benefit obligation at beginning of year	$(7,455)	$(6,608)
Foreign currency exchange rate changes	(867)	915
Service costs	(442)	(306)
Interest costs	(335)	(303)
Actuarial gains (losses )	402	(1,229)
Benefits paid	80	76

Projected benefit obligation at end of year	$(8,617)	$(7,455)

Funded Status at end of year	$(8,617)	$(7,455)

The amounts in accumulated other comprehensive income was $1.0 million and $1.0 million as of December 31, 2006 and 2005. The estimated net loss for the Additional Compensation Plan that will be amortized from accumulated other comprehensive income over the next fiscal year is $57,086.

As noted above the Pensionskasse - Old is a multi employer defined benefit pension plan. ESK Germany is one of numerous employers who participate in the plan. The accumulated benefit obligations and projected benefit obligations are computed utilizing the same methods and assumptions as those used in the Additional and Deferred Compensation Plans noted above and are solely based on the ESK employees participating in the plan. However, the assets of the plan are allocated based upon the relative percentage of the projected benefit obligation to the total for all participating employers. The Company had incorrectly accounted for this plan since the acquisition of ESK. The resulting correction was to reduce other long term assets and increase goodwill by $2.8 million. The long-term asset structure of the Pensionskasse is determined significantly by asset-liability-studies conducted regularly in collaboration with external consultants calculating an optimal investment portfolio. The operative investment policy has to conform to legal requirements (insurance control and investment law) as well as to internal investment -guidelines and restrictions. At December 31, 2006, the overall allocation of the plan assets is 41% (2005: 39%) in bonds, 30% (2005: 29%) in equities, 21% (2005: 22%) in real estate, 3% (2005: 5%) in cash and 5% (2005: 5%) in private equity funds. The contributions to the Pensionskasse- Old plan were $578,534 and $558,401 for the years ended December 31, 2006 and 2005, respectively. The following is additional information related to the Pensionskasse- Old plan as of December 31, 2006 and 2005 (in thousands):

CERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	2006	2005
Assets and liabilities as at end of year
Accumulated benefit obligation	$(32,292)	$(30,209)
Projected benefit obligation	$(36,949)	$(32,821)
Allocated assets at fair value	$39,900	$33,249

The company expects to contribute to its defined benefit plans in 2007:

Pensionkasse – Old	$901
Additional Compensation	671
Deferred Compensation	205

Total Contributions in 2007	$1,777

The following estimated future benefit payments are expected to be paid in the years indicated (in thousands):

2007	$346
2008	478
2009	570
2010	669
2011	912
2012 - 2016	6,927

8. Commitments and Contingencies

a. Operating Lease Obligations

The Company leases certain of its manufacturing facilities under noncancelable operating leases expiring at various dates through October 2015. The Company incurred rental expense under these leases of $2.8 million, $2.0 million and $1.3 million for the years ended 2006, 2005 and 2004, respectively. The approximate minimum rental commitments required under existing noncancelable leases as of December 31, 2006 are as follows (in thousands):

2007	$2,521
2008	2,447
2009	2,241
2010	1,823
2011	455
Thereafter	1,133

$10,620

b. Legal Proceedings

In August 2006, shareholder derivative lawsuits were filed purportedly on behalf of the company against various current and former officers and directors of the company relating to alleged backdating of stock options. The derivative suits filed in federal court were subsequently consolidated in the action styled In re Ceradyne Derivative Litigation pending in the Federal District Court for the Central District of California. A consolidated complaint was filed on or about November 27, 2006, alleging claims for violations of Section 10(b) of the Securities Exchange Act and Rule 10b-5 thereunder, violations of Section 14(a) of the Securities Exchange Act, violations of Section 20(a) of the Securities Exchange Act, insider selling under the California Corporations Code, as well as common law claims for accounting, breach of fiduciary duty, aiding and abetting breaches of fiduciary duty, unjust enrichment, and rescission against certain current and former officers, directors and employees. Two shareholder derivative suits are pending in Superior Court in Orange County, California. Those suits were filed in August 2006 purportedly on behalf of Ceradyne and each alleges claims for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, accounting, rescission, constructive trust, and violations of California Corporations Code against certain current and former officers, directors and employees. Formal discovery has not commenced and the impact of the outcome of these lawsuits is undeterminable at this time. The Company intends to vigorously defend these lawsuits.

CERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Disclosure About Segments of Enterprise and Related Information

The Company serves its markets and manages its business through five operating segments, each of which has its own manufacturing facilities and administrative and selling functions. The Company’s Advanced Ceramic Operations, located in Costa Mesa, Irvine and San Diego, California, Lexington, Kentucky and Wixom, Michigan primarily produces armor, orthodontic products, diesel engine parts, components for semiconductor equipment, and houses the Company’s SRBSN research and development activities. The Company’s cathode development and production are handled through its Semicon Associates division located in Lexington, Kentucky. Fused silica products, including missile radomes, are produced at the Company’s Thermo Materials division located in Scottdale and Clarkston, Georgia. The Company’s ESK Ceramics subsidiary is located in Kempten, Germany and Bazet, France. This subsidiary produces ceramic powders, including boron carbide powder for ceramic body armor, evaporation boats for metallization, functional and frictional coatings utilized in the automotive and textile industries, high performance pump seals, fluid handling and refactory products. The Company added a fifth operating segment in June 2006, when its newly formed subsidiary, Ceradyne Canada, acquired certain assets, including a building, equipment and technology, related to the production of structural neutron absorbing materials. The building and operations of Ceradyne Canada are located in Chicoutimi, Canada. The U.S. government and government agencies collectively represented approximately 73.4% of our net sales in 2006, 65.8% in 2005 and 59.2% in 2004.

CERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEGMENT INFORMATION FOR THE YEARS ENDED

DECEMBER 31, 2006, 2005 AND 2004

(amounts in thousands)

	2006	2005	2004
Revenue
ACO	$528,687	$242,836	$159,791
ESK Ceramics	148,154	123,172	37,845
Semicon Associates	9,065	7,444	7,509
Thermo Materials	15,021	12,173	12,293
Ceradyne Canada	2,405	—	—
Inter-segment elimination	(40,444)	(17,372)	(1,826)

Total revenue from external customers	$662,888	$368,253	$215,612

Depreciation and Amortization
ACO	$7,589	$5,662	$3,508
ESK Ceramics	8,822	8,191	3,033
Semicon Associates	363	372	385
Thermo Materials	921	978	628
Ceradyne Canada	359	—	—

Total	$18,054	$15,203	$7,554

Segment Income before Provision for Income Taxes
ACO	$177,039	$63,655	$43,901
ESK Ceramics	17,304	10,219	(218)
Semicon Associates	1,580	894	533
Thermo Materials	881	(209)	81
Ceradyne Canada	(680)	—	—
Inter-segment elimination	(1,565)	(1,329)	(378)

Total	$194,559	$73,230	$43,919

Segment Assets
ACO	$396,766	$253,426	$120,365
ESK Ceramics	174,926	158,118	177,889
Semicon Associates	6,174	6,111	5,874
Thermo Materials	17,844	12,538	12,226
Ceradyne Canada	18,105	—	—

Total	$613,815	$430,193	$316,354

Expenditures for PP&E
ACO	$15,598	$12,382	$19,825
ESK Ceramics	6,749	5,826	3,186
Semicon Associates	250	223	587
Thermo Materials	4,696	1,792	2,965
Ceradyne Canada	8,715	—	—

Total	$36,008	$20,223	$26,563

CERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEGMENT INFORMATION FOR THE YEARS ENDED

DECEMBER 31, 2006, 2005 AND 2004

	2006	2005	2004
Percentage of U.S. net sales from external customers
ACO	78%	63%	69%
ESK Ceramics	3%	7%	4%
Semicon Associates	1%	2%	2%
Thermo Materials	2%	2%	4%
Ceradyne Canada	0%	—	—

Total percentage of U.S. net sales from external customers	84%	74%	79%

Percentage of foreign net sales from external customers
ACO	2%	3%	5%
ESK Ceramics	13%	22%	13%
Semicon Associates	0%	0%	1%
Thermo Materials	1%	1%	2%
Ceradyne Canada	0%	—	—

Total percentage of Foreign net sales from external customers	16%	26%	21%

Percentage of total net sales from external customers
ACO	80%	66%	74%
ESK Ceramics	16%	29%	17%
Semicon Associates	1%	2%	3%
Thermo Materials	3%	3%	6%
Ceradyne Canada	0%	—	—

Total percentage of net sales from external customers	100%	100%	100%

The following is revenue by product line for Advanced Ceramic Operations for the years ended (amounts in thousands):

	December 31,
	2006	2005	2004
Armor	$488,230	$207,111	$127,140
Automotive	17,018	16,019	11,685
Orthodontics	10,372	9,834	9,765
Industrial	13,067	9,872	11,201

	$528,687	$242,836	$159,791

10. Stock Options

See Note 11 below for information concerning an internal investigation into our stock option grant practices for the period of 1997 through June 30, 2006. The information in this Note 10 is qualified by reference to the information set forth in Note 11 to the extent applicable.

The Company adopted SFAS 123(R) using the modified prospective application transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s Consolidated Financial Statements as of and for the year ended December 31, 2006 reflect the impact of SFAS 123(R). In accordance with this transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Share-based compensation expense recognized under SFAS 123(R) for the year ended December 31, 2006 was $1.5 million which was related to stock options and restricted stock units. Additionally, a pretax stock-based compensation charge of approximately $2.4 million was taken in the year ended December 31, 2006. See further discussion in Note 11.

CERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the grant-date using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statements of Income. Prior to the adoption of SFAS 123(R), the Company accounted for share-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under the intrinsic value method, no share-based compensation expense related to stock options had been recognized in the Company’s Consolidated Statements of Operations on the basis that the exercise price of the Company’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the grant-date. Specifically, the Company’s original accounting was based upon the understanding that options were granted with no intrinsic value. However, as described in Note 11, the Company now believes that certain options were granted with a positive intrinsic value.

Share-based compensation expense is based on the value of the portion of share-based payment awards that is ultimately expected to vest. SFAS 123(R) requires forfeitures to be estimated at the time of grant in order to estimate the amount of share-based awards that will ultimately vest. The forfeiture rate is based on historical rates. Share-based compensation expense recognized in the Company’s Consolidated Statements of Income for the year ended December 31, 2006 includes (i) compensation expense for share-based payment awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the pro forma provisions of SFAS 123 and (ii) compensation expense for the share-based payment awards granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). As share-based compensation expense recognized in the Consolidated Statement of Income for the year ended December 31, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

The Company maintains the 1994 Stock Incentive Plan and 2003 Stock Incentive Plan. The 1995 Employee Stock Purchase Plan ended in December 2005.

The Company was authorized to grant options for up to 2,362,500 shares under its 1994 Stock Incentive Plan. The Company has granted options for 2,691,225 shares and has had cancellations of 401,336 shares through December 31, 2006. There are no remaining stock options available to grant under this plan. The options granted under this plan generally became exercisable over a five-year period for incentive stock options and six months for nonqualified stock options and have a maximum term of ten years.

The 2003 Stock Incentive Plan was amended in 2005 to allow the issuance of Restricted Stock Units (the “Units”) to eligible employees and non-employee directors. The Units are payable in shares of the Company’s common stock upon vesting. For directors, the Units vest annually over three years on the anniversary date of their issuance. For officers and employees, the Units vest annually over five years on the anniversary date of their issuance.

The Company may grant options and Units for up to 1,125,000 shares under the 2003 Stock Incentive Plan. The Company has granted options for 475,125 shares and Units for 154,550 shares under this plan through December 31, 2006. There have been cancellations of 19,000 shares associated with this plan through December 31, 2006. The options under this plan have a life of ten years.

During the years ended December 31, 2006 and 2005, the Company issued Units to certain directors, officers and employees with weighted average grant date fair values and Units issued as indicated in the table below. Pursuant to SFAS 123(R), the Company records compensation expense for the amount of the grant date fair value on a straight line basis over the vesting period. The Company incurred charges associated with the vesting of the Units of $827,000 for the year ended December 31, 2006 and $222,000 for the year ended December 31, 2005.

Share-based compensation expense reduced the Company’s results of operations as follows (Dollars in thousands, except per share amounts):

	2006	2005
Share-based compensation expense recognized:
General and administrative, options	$3,074	$110
General and administrative, Units	827	222
Related deferred income tax benefit	(1,326)	(120)

Decrease in net income	$2,575	$212

Decrease in basic earnings per share	$0.10	$0.01

Decrease in diluted earnings per share	$0.09	$0.01

CERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The amounts above include the impact of recognizing compensation expense related to non-qualified stock options.

As of December 31, 2006, there was $1.6 million of total unrecognized compensation cost related to 195,900 non-vested outstanding stock options, with a per share weighted average value of $15.30. The unrecognized expense is anticipated to be recognized on a straight-line basis over a weighted average period of 2.3 years. In addition, the aggregate intrinsic value of stock options exercised for the twelve months ended December 31, 2006 was $62.3 million.

As of December 31, 2006, there was approximately $4.9 million of total unrecognized compensation cost related to non-vested Units granted under the 2003 Stock Incentive Plan. That cost is expected to be recognized over a weighted average period of 4.1 years.

The following is a summary of stock option activity:

	2006		2005		2004
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding, beginning of year	977,870	$10.49	1,145,703	$7.79	1,317,600	$3.91
Options granted	—	$—	37,500	$20.21	221,625	$22.19
Options exercised	(294,050)	$8.10	(175,708)	$(5.45)	(364,122)	$(2.65)
Options cancelled	(6,450)	$22.71	(29,625)	$(6.43)	(29,400)	$(6.17)

Outstanding, end of year	677,370	$11.41	977,870	$8.73	1,145,703	$7.79

Exercisable, end of year	481,470	$9.83	623,870	$6.93	543,978	$4.08

The following is a summary of Unit activity::

	2006		2005
	Units	Weighted Average Grant Fair Value	Units	Weighted Average Grant Fair Value
Non-vested Units at beginning of year	77,000	$22.44	—	—
Granted	77,550	$55.48	77,000	$22.44
Vested	(16,450)	$22.68	—	—
Forfeited	(1,000)	$22.46	—	—

Non-vested Units at end of year	137,100	$41.13	77,000	$22.44

CERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information regarding options outstanding and options exercisable at December 31, 2006:

	Outstanding				Exercisable
Range of Exercise Prices	Number of Options	Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (000s)	Number of Options	Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (000s)
$1.44 - $2.81	18,950	2.05	$1.67	$906	18,950	2.05	$1.67	$906
$2.98 - $4.58	332,370	4.87	$4.07	$15,101	276,795	4.70	$4.19	$12,542
$10.53 - $16.89	148,075	6.69	$16.89	$4,829	101,725	6.69	$16.89	$3,317
$18.80 - $24.07	177,975	7.69	$21.61	$4,964	84,000	7.66	$21.71	$2,334

Total	677,370	5.93	$11.41	$25,800	481,470	5.53	$9.83	$19,099

The following table summarizes information regarding Units outstanding at December 31, 2006:

	Outstanding
Range of Grant Prices	Number of Units	Average Remaining Contractual Life (Years)	Weighted Average Grant Price	Aggregate Intrinsic Value (000s)
$21.46 - $22.68	59,550	3.26	$22.43	$1,612
$42.28 - $45.67	18,000	3.74	44.35	$93
$52.47 - $62.07	59,550	4.42	58.85	$-

	137,100	3.83	41.13	$1,705

The following table illustrates the effect on net income and earnings per share for the year ended December 31, 2005 and 2004, as if the Company had applied the fair value recognition provisions of SFAS 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS 148”) (dollars in thousands, except per share data):

	2005	2004
Net income, as reported	$46,778	$27,573
Deduct: total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(689)	(873)

Pro forma net income	$46,089	$26,700

Net income per Share:
Basic—as reported	$1.90	$1.14
Basic—pro forma	$1.87	$1.10

Diluted—as reported	$1.86	$1.12
Diluted—pro forma	$1.84	$1.09
Weighted average shares outstanding:
Basic	24,634,558	24,170,212
Diluted	25,107,395	24,598,194

The pro forma amounts and share based compensation were estimated using the Black-Scholes option-pricing model with the following assumptions:

	2005	2004
Expected term (years)	7.0	7.0
Volatility	56.75%	57.17%
Annual dividend per share	$0.00	$0.00
Risk free interest rate	3.98%	3.91%
Weighted-average fair value of options granted	$12.29	$11.60

CERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

11. Review of Historical Stock Option Grant Procedures

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

CERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Had this estimated Stock-Based Charge been reflected, as and when incurred, in the Company’s results of operations for prior years, the impact on net income for Ceradyne’s fiscal years ended December 31 would have been a reduction of $21,000 in 1997, a reduction of $45,000 in 1998, a reduction of $47,000 in 1999, a reduction of $104,000 in 2000, a reduction of $269,000 in 2001, a reduction of $74,000 in 2002, a reduction of $347,000 in 2003, a reduction of $611,000 in 2004, and a reduction of $324,000 in 2005. As of December 31, 2006, the total remaining incremental stock-based compensation charge related to these stock option grants that are expected to vest in future periods with a revised accounting measurement date is immaterial. There was no impact on revenue or net cash provided by operating activities as a result of the estimated compensation charge.

The Company does not believe that a restatement of its prior-period financial statements is required for the Stock-Based Charge. Based on the materiality guidelines contained in SEC Staff Accounting Bulletin No. 99, Materiality (SAB 99), the Company believes that the Stock-Based Charge is not material to any of the individual prior periods affected and the aggregate Stock-Based Charge is not material to the results for the year ended December 31, 2006.

Prior to December 31, 2006, the current members of Ceradyne’s Board of Directors, all current executive officers and all other employees of the Company amended all unexercised stock options they held which had an exercise price that is less than the price of the Company’s common stock on the actual date of grant, by increasing the exercise price to an amount equal to the closing price of the common stock as of the actual grant date. The Company has and will continue to reimburse all non-executive officer employees for the increase in the exercise price for the modified options as they vest. Such reimbursement has and will not be material.

12. Quarterly Financial Information (unaudited)

The results by quarter for 2006 and 2005 (amounts in thousands except per share data):

Quarter Ending

	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005
Net sales	$69,791	$89,903	$94,406	$114,153
Gross profit	21,897	32,550	34,830	41,863
Net income	5,985	11,400	13,339	16,054
Basic income per share	$0.24	$0.47	$0.54	$0.64
Diluted income per share	$0.24	$0.46	$0.53	$0.63

Quarter Ending

	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
Net sales	$136,347	$162,016	$185,796	$178,729
Gross profit	53,985	63,681	70,531	72,700
Net income	24,613	29,129	36,922	37,740
Basic income per share	$0.92	$1.08	$1.37	$1.40
Diluted income per share	$0.90	$1.07	$1.34	$1.38

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 26, 2007	CERADYNE, INC.

	By:	/s/ JOEL P. MOSKOWITZ
Joel P. Moskowitz
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ JOEL P. MOSKOWITZ Joel P. Moskowitz	Chairman of the Board, Chief Executive Officer, President and Director	February 26, 2007
(Principal Executive Officer)

/s/ JERROLD J. PELLIZZON	Chief Financial Officer	February 26, 2007
Jerrold J. Pellizzon	(Principal Financial and Accounting Officer)

/s/ RICHARD A. ALLIEGRO	Director	February 26, 2007
Richard A. Alliegro

/s/ FRANK EDELSTEIN	Director	February 26, 2007
Frank Edelstein

/s/ RICHARD A. KERTSON	Director	February 26, 2007
Richard A. Kertson

/s/ William C. Lacourse	Director	February 26, 2007
William C. LaCourse

/s/ MILTON L. LOHR	Director	February 26, 2007
Milton L. Lohr

EXHIBIT INDEX

Exhibit Number	Description
2.1	Sale and Purchase Agreement dated June 30, 2004, between registrant and Wacker-Chemie GmbH. Incorporated herein by reference to Exhibit 2.1 of Registrant’s Form 8-K Current Report dated August 23, 2004, filed with the Commission on August 26, 2004.

3.1	Restated Certificate of Incorporation of Ceradyne, Inc., as filed with the Secretary of State of Delaware on May 25, 1987. Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 10-Q Report for the quarter ended June 30, 2006.

3.2	Certificate of Amendment of Restated Certificate of Incorporation of Ceradyne, Inc., as filed with the Secretary of State of Delaware on June 8, 2006. Incorporated herein by reference to Exhibit 3.2 to the Registrant’s Form 10-Q Report for the quarter ended June 30, 2006.

3.3	Bylaws of Registrant. Incorporated herein by reference to Exhibit 3.2 to the Registrant’s Form 10-Q Report for the period ended June 30, 1996.

3.4	Amendment to Bylaws of Registrant, adopted April 29, 1996. Incorporated herein by reference to Exhibit 3.3 to the Registrant’s Form 10-Q Report for the period ended June 30, 1996.

4.1	Indenture dated December 19, 2005, between Ceradyne, Inc. and Union Bank of California, N.A., as Trustee. Incorporated herein by reference to Exhibit 4.1 of Registrant’s Form 8-K Current Report dated December 13, 2005, filed with the Commission on December 19, 2005.

4.2	First Supplemental Indenture dated December 19, 2005, between Ceradyne, Inc. and Union Bank of California, N.A., as Trustee. Incorporated herein by reference to Exhibit 4.2 of Registrant’s Form 8-K Current Report dated December 13, 2005, filed with the Commission on December 19, 2005.

4.3	Form of 2.875% Senior Subordinated Convertible Note due 2035. Incorporated herein by reference to Exhibit 4.3 of Registrant’s Form 8-K Current Report dated December 13, 2005, filed with the Commission on December 19, 2005.

10.1	Lease between Trico Rents and the Registrant dated March 23, 1984, covering premises located at 235 Paularino Avenue, Costa Mesa, California. Incorporated herein by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 (File No. 2-90821).

10.2	Lease covering premises located at 3169-A Red Hill Avenue, Costa Mesa, California dated October 28, 1985. Incorporated herein by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1985.

10.3	Lease dated March 31, 1986 covering premises located at 3163 Red Hill Avenue, Costa Mesa, California. Incorporated herein by reference to Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1986.

10.4	Lease dated August 5, 1986 covering premises located at 225 Paularino Avenue, Costa Mesa, California. Incorporated herein by reference to Exhibit 10.46 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1986.

Exhibit Number	Description
10.5	Short-form Memorandum of Lease Assignment dated December 15, 1986, and Lease dated June 23, 1980, covering premises located at 3449 Church Street, Scottdale, Georgia. Incorporated herein by reference to Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1986.

10.6	Joint Development Agreement dated March 28, 1986 between Unitek Corporation and the Registrant, and First and Second Amendments thereto. Incorporated herein by reference to Exhibit 10.52 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1986.

10.7*	Ceradyne, Inc. 1994 Stock Incentive Plan. Incorporated herein by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

10.8*	Amendment No. 1 to the Ceradyne, Inc. 1994 Stock Incentive Plan. Incorporated herein by reference to Exhibit 4.2 to Registrant’s Registration Statement on Form S-8 (File No. 33-61675).

10.9	Intentionally omitted.

10.10	Intentionally omitted.

10.11	Amendment No. 2, dated June 5, 1995, to Lease covering premises located at 3169-A Red Hill Avenue, Costa Mesa, California. Incorporated herein by reference to Exhibit 10.33 to the Registrant’s Registration Statement on Form S-1 (File No. 33-62345).

10.12	Amendment No. 2, dated June 5, 1995, to Lease dated March 31, 1986 covering premises located at 3163 Red Hill Avenue, Costa Mesa, California. Incorporated herein by reference to Exhibit 10.34 to the Registrant’s Registration Statement on Form S-1 (File No. 33-62345).

10.13	Amendment No. 2, dated June 5, 1995, to Lease dated August 5, 1986 covering premises located at 225 Paularino Avenue, Costa Mesa, California. Incorporated herein by reference to Exhibit 10.35 to the Registrant’s Registration Statement on Form S-1 (File No. 33-62345).

10.14*	Amendment No. 2 to the Ceradyne, Inc. 1994 Stock Incentive Plan. Incorporated herein by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

10.15*	Amendment No. 3 to the Ceradyne, Inc. 1994 Stock Incentive Plan. Incorporated herein by reference to Exhibit 4.4 to Registrant’s Registration Statement on Form S-8 (File No. 333-31679).

10.16*	Amendment No. 4 to the Ceradyne, Inc. 1994 Stock Incentive Plan. Incorporated herein by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

10.17*	Amendment No. 5 to the Ceradyne, Inc. 1994 Stock Incentive Plan. Incorporated herein by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

10.18*	Amendment No. 6 to the Ceradyne, Inc. 1994 Stock Incentive Plan. Incorporate herein by reference to Exhibit 4.7 to the Registrant’s Registration Statement on Form S-8 (File No. 333-64094).

10.19	Intentionally omitted.

10.20	Agreement to Extend Lease and Increase Rental Between Ida S. Borochoff and Lance Borochoff as Co-Trustees of the Charles Z. Borochoff Marital Trust created under the Will of Charles Z. Borochoff, as Landland and CERADYNE, INC., as Successor to Thermo Materials Corporation, as Tenant. Incorporated herein by reference to Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.

10.21*	Amendment No. 7 to the Ceradyne, Inc. 1994 Stock Incentive Plan. Incorporated herein by referenced to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.

10.22*	Ceradyne, Inc. 2003 Stock Incentive Plan, as Amended and Restated as of April 11, 2005. Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K Current Report dated May 23, 2005, filed with the Commission on May 26, 2005.

10.23*	Form of Stock Option Agreement for use under the 2003 Stock Incentive Plan. Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form 8-K Current Report dated May 23, 2005, filed with the Commission on May 26, 2005.

Exhibit Number		Description
10.24	*	Form of Restricted Stock Unit Award Agreement for use under the 2003 Stock Incentive Plan. Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Form 8-K Current Report dated May 23, 2005, filed with the Commission on May 26, 2005.

10.25		Lease agreement between California State Teachers’ Retirement System, as Landlord and CERADYNE, INC., as tenant. Incorporated herein by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.

10.26		Credit Agreement dated August 18, 2004, between registrant, Wachovia Bank and the other lenders named therein. Incorporated herein by reference to Exhibit 10.1 of Registrant’s Form 8-K Current Report dated August 23, 2004, filed with the Commission on August 26, 2004.

10.27		Amendment No. 1 dated December 22, 2004, to the Credit Agreement dated August 18, 2004, between registrant, Wachovia Bank and the other lenders named therein. Incorporated herein by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.

10.28		Amendment No. 2 to Credit Agreement, dated December 13, 2005, between Ceradyne, Inc., Ceradyne ESK, LLC and ESK Ceramics GmbH & Co. KG (collectively, the “Borrowers”), and the banks, financial institutions and other lenders party thereto (collectively, the “Lenders”), and Wachovia Bank, National Association, as collateral agent and administrative agent for the Lenders. Incorporated herein by reference to Exhibit 10.1 of Registrant’s Form 8-K Current Report dated December 13, 2005, filed with the Commission on December 19, 2005.

10.29	*	Cash Fees Payable to Non-Employee Directors for Service on the Board and its Committees. Incorporated herein by reference to Exhibit 10.3 of Registrant’s Form 8-K Current Report dated February 28, 2005, filed with the Commission on March 4, 2005.

10.30	*	Base Salaries Payable to Executive Officers during 2006. Incorporated herein by reference to Exhibit 10.1 of Registrant’s Form 8-K Current Report dated March 6, 2006, filed with the Commission on March 9, 2006.

10.31	*	Cash Bonus Plan for Executive Officers for 2006. Incorporated herein by reference to Exhibit 10.2 of Registrant’s Form 8-K Current Report dated March 6, 2006, filed with the Commission on March 9, 2006.

10.32		Lease dated March 11, 1997 covering premises located at 3159-A Red Hill Avenue, Costa Mesa, California. Incorporated herein by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005.

10.33		Extension No. 2, dated February 2, 2005, to Lease dated March 11, 1997 covering premises located at 3159-A Red Hill Avenue , Costa Mesa, California. Incorporated herein by reference to Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005.

10.34		Lease dated January 24, 2001 covering premises located at 3161 Red Hill Avenue, Costa Mesa, California. Incorporated herein by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005.

10.35		Extension No. 1, dated February 2, 2005, to Lease dated January 24, 2001 covering premises located at 3161 Red Hill Avenue, Costa Mesa, California. Incorporated herein by reference to Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005.

10.36		Extension No. 4, dated February 2, 2005, to Lease dated March 31, 1986 covering premises located at 3163 Red Hill Avenue, Costa Mesa, California. Incorporated herein by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005.

10.37		Extension No. 4, dated February 2, 2005, to Lease dated October 28, 1985 covering premises located at 3169-A Red Hill Avenue, Costa Mesa, California. Incorporated herein by reference to Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005.

10.38		Lease dated October 28, 1985 covering premises located at 3169-B Red Hill Avenue, Costa Mesa, California. Incorporated herein by reference to Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005.

10.39		Extension No. 4, dated February 2, 2005, to Lease dated October 28, 1985 covering premises located at 3169-B Red Hill Avenue, Costa Mesa, California. Incorporated herein by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005.

Exhibit Number	Description
10.40	Extension No. 4, dated February 4, 2005, to Lease dated August 5, 1986 covering premises located at 225 Paularino Avenue, Costa Mesa, California. Incorporated herein by reference to Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005.

10.41	Lease dated February 4, 2005, covering premises located at 201 Paularino Avenue, Costa Mesa, California. Incorporated herein by reference to Exhibit 10.41 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005.

10.42	Lease dated February 4, 2005, covering premises located at 3159-B Red Hill Avenue, Costa Mesa, California. Incorporated herein by reference to Exhibit 10.42 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005.

10.43	Extension No. 1, dated February 7, 2005, to Lease dated March 23, 2004 covering premises located at 235 Paularino Avenue, Costa Mesa, California. Incorporated herein by reference to Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005.

10.44	Lease dated August 6, 2001 covering premises located at 3165-A Red Hill Avenue, Costa Mesa, California. Incorporated herein by reference to Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005.

10.45	Extension No. 1, dated March 9, 2005, to Lease dated August 6, 2001 covering premises located at 3165-A Red Hill Avenue, Costa Mesa, California. Incorporated herein by reference to Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005.

10.46	Lease dated January 5, 2005 covering premises located at 205 Paularino Avenue, Costa Mesa, California. Incorporated herein by reference to Exhibit 10.46 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005.

10.47	Extension No. 1, dated July 14, 2005, to Lease dated January 5, 2005, covering premises located at 205 Paularino Avenue, Costa Mesa, California. Incorporated herein by reference to Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005.

12.1	Computation of Ratio of Earnings to Fixed Charges.

14.1	Code of Business Conduct and Ethics. Incorporated herein by reference to Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Each of these exhibits constitutes a management contract, compensatory plan, or arrangement.