Form 10-Q
period 2007-03-31
CERADYNE INC
filed 2007-04-27
CIK 18937

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File No. 000-13059

CERADYNE, INC.
(Exact name of Registrant as specified in its charter)

Delaware	33-0055414
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

3169 Red Hill Avenue, Costa Mesa, CA	92626
(Address of principal executive)	(Zip Code)
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
Yes ☑       No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑       Accelerated filer ☐       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).
Yes ☐       No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 24, 2007

Common Stock, $0.01 par value	27,194,060 Shares
Exhibit Index on Page 29

CERADYNE, INC.

CERADYNE, INC.
FORM 10-Q
FOR THE QUARTER ENDED
MARCH 31, 2007
PART I. FINANCIAL INFORMATION
Item 1. Unaudited Consolidated Financial Statements
CERADYNE, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	March 31,	December
	2007	31, 2006
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$18,186	$13,547
Short-term investments	236,362	190,565
Accounts receivable, net of allowances for doubtful accounts of approximately $977 and $1,158 at March 31, 2007 and December 31, 2006, respectively	73,418	77,162
Other receivables	3,365	3,289
Inventories, net	80,024	73,109
Production tooling, net	20,813	20,975
Prepaid expenses and other	12,770	11,859
Deferred tax asset	11,690	11,469

TOTAL CURRENT ASSETS	456,628	401,975

PROPERTY, PLANT & EQUIPMENT, net	186,444	183,011
INTANGIBLE ASSETS, net	8,322	8,389
GOODWILL	16,641	16,518
OTHER ASSETS	3,933	3,922

TOTAL ASSETS	$671,968	$613,815

CURRENT LIABILITIES
Accounts payable	$32,829	$35,470
Accrued expenses	23,212	21,821
Income taxes payable	23,521	12,621

TOTAL CURRENT LIABILITIES	79,562	69,912
LONG-TERM DEBT	121,000	121,000
EMPLOYEE BENEFITS	13,846	13,274
OTHER LONG TERM LIABILITY	6,895	—
DEFERRED TAX LIABILITY	2,065	3,018

TOTAL LIABILITIES	223,368	207,204
COMMITMENTS AND CONTINGENCIES (Note 12)
SHAREHOLDERS’ EQUITY
Common stock, $0.01 par value, 100,000,000 authorized, 27,175,041 and 27,119,012 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	272	272
Additional paid in capital	179,740	178,252
Retained earnings	255,125	217,036
Accumulated other comprehensive income	13,463	11,051

TOTAL SHAREHOLDERS’ EQUITY	448,600	406,611

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$671,968	$613,815

See accompanying condensed notes to Consolidated Financial Statements

CERADYNE, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)

	Three Months Ended
	March 31,
	2007	2006
	(Unaudited)
NET SALES	$188,443	$136,347
COST OF PRODUCT SALES	111,331	82,362

Gross profit	77,112	53,985
OPERATING EXPENSES

Selling	6,298	5,774
General and administrative	9,777	6,996
Research and development	3,486	2,522

	19,561	15,292

Income from operations	57,551	38,693

OTHER INCOME (EXPENSE):
Royalty income	30	30
Interest income	2,778	1,057
Interest expense	(1,025)	(1,028)
Miscellaneous	274	(9)

	2,057	50
Income before provision for income taxes	59,608	38,743
PROVISION FOR INCOME TAXES	21,519	14,130

NET INCOME	$38,089	$24,613

BASIC INCOME PER SHARE	$1.40	$0.92

DILUTED INCOME PER SHARE	$1.38	$0.90

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	27,150	26,801
DILUTED	27,528	27,385
See accompanying condensed notes to Consolidated Financial Statements

CERADYNE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Three Months Ended
	March 31,
	2007	2006
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$38,089	$24,613
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Depreciation and amortization	5,253	4,097
Deferred income taxes	(1,372)	(34)
Stock compensation	476	275
Loss on equipment disposal	118	—
Change in operating assets and liabilities:
Accounts receivable, net	3,956	(10,040)
Other receivables	(52)	1,638
Inventories	(6,458)	(10,572)
Production tooling	188	(6,355)
Prepaid expenses and other assets	(889)	(824)
Accounts payable and accrued expenses	(1,429)	18,866
Income taxes payable	10,941	10,378
Other long term liability	6,895	—
Employee benefits	386	319

NET CASH PROVIDED BY OPERATING ACTIVITES	56,102	32,361

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(7,153)	(6,903)
Purchases of short-term investments	(45,797)	(59,796)

NET CASH USED IN INVESTING ACTIVITIES	(52,950)	(66,699)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock due to exercise of options and vesting of restricted stock units	346	57
Excess tax benefit due to exercise of stock options	839	365
Other	(166)	(52)

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,019	370

EFFECT OF EXCHANGE RATES ON CASH AND EQUIVALENTS	468	290

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,639	(33,678)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	13,547	91,542

CASH AND CASH EQUIVALENTS, END OF PERIOD	$18,186	$57,864

SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES:
Interest paid	$1	$6
Income taxes paid	$4,199	$3,392

See accompanying condensed notes to Consolidated Financial Statements

CERADYNE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(Unaudited)
1. Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement have been included. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.
The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the Consolidated Financial Statements and Notes to Financial Statements included in Ceradyne’s Annual Report on Form 10-K for the year ended December 31, 2006.
2. Share Based Compensation
See Note 3 below for information concerning an internal investigation into our stock option grant practices for the period of 1997 through June 30, 2006.
Share-based compensation expense recognized under SFAS 123(R) for the three months ended March 31, 2007 was $476,000 compared to $275,000 for the three months ended March 31, 2006, which were related to stock options and restricted stock units.
Share-based compensation expense is based on the value of the portion of share-based payment awards that is ultimately expected to vest. SFAS 123(R) requires forfeitures to be estimated at the time of grant in order to estimate the amount of share-based awards that will ultimately vest. The forfeiture rate is based on historical rates. Share-based compensation expense recognized in the Company’s Consolidated Statements of Income for the three month period ended March 31, 2007 includes (i) compensation expense for share-based payment awards granted prior to, but not yet vested as of January 1, 2007, based on the grant-date fair value estimated in accordance with the pro forma provisions of SFAS 123 and (ii) compensation expense for the share-based payment awards granted subsequent to December 31, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). As share-based compensation expense recognized in the Consolidated Statement of Income for the three month period ended March 31, 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures.
The Company maintains the 1994 Stock Incentive Plan and 2003 Stock Incentive Plan.
The Company was authorized to grant options for up to 2,362,500 shares under its 1994 Stock Incentive Plan. The Company has granted options for 2,691,225 shares and has had cancellations of 401,336 shares through March 31, 2007. There are no remaining stock options available to grant under this plan. The options granted under this plan generally became exercisable over a five-year period for incentive stock options and six months for nonqualified stock options and have a maximum term of ten years.
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
The Company may grant options and Units for up to 1,125,000 shares under the 2003 Stock Incentive Plan. The Company has granted options for 475,125 shares and Units for 177,050 shares under this plan through March 31, 2007. There have been cancellations of 34,400 shares associated with this plan through March 31, 2007. The options under this plan have a life of ten years.
During the three months ended March 31, 2007 and 2006, the Company issued Units to certain directors, officers and employees with weighted average grant date fair values and Units issued as indicated in the table below. Pursuant to SFAS 123(R), the Company records compensation expense for the amount of the grant date fair value on a straight line basis over the vesting period. The Company incurred charges associated with the vesting of the Units of $287,000 for the three months ended March 31, 2007 and $126,000 for the three months ended March 31, 2006.
Share-based compensation expense reduced the Company’s results of operations as follows (dollars in thousands, except per share amounts):

	Three Months Ended March 31,
	2007	2006
Share-based compensation expense recognized:
General and administrative, stock options	$189	$149
General and administrative, Units	287	126
Related deferred income tax benefit	(172)	(101)

Decrease in net income	$304	$174

Decrease in basic earnings per share	$0.01	$0.01

Decrease in diluted earnings per share	$0.01	$0.01
The amounts above include the impact of recognizing compensation expense related to non-qualified stock options.
As of March 31, 2007, there was $1.5 million of total unrecognized compensation cost related to 195,900 non-vested outstanding stock options, with a per share weighted average value of $15.30. The unrecognized expense is anticipated to be recognized on a straight-line basis over a weighted average period of 2.1 years. In addition, the aggregate intrinsic value of stock options exercised for the three months ended March 31, 2007 was $2.6 million.
As of March 31, 2007, there was approximately $5.9 million of total unrecognized compensation cost related to non-vested Units granted under the 2003 Stock Incentive Plan. That cost is expected to be recognized over a weighted average period of 4.1 years.
     The following is a summary of stock option activity:

	Three Months Ended
	March 31, 2007
		Weighted
		Average
	Number of	Exercise
	Options	Price
Outstanding, January 1, 2007	677,370	$11.41
Options granted	—	$—
Options exercised	(52,050)	$6.67
Options cancelled	—	$—

Outstanding, March 31, 2007	625,320	$11.81

Exercisable, March 31, 2007	429,420	$10.21
     The following is a summary of Unit activity:

	Three Months Ended March 31, 2007
		Weighted
		Average Grant
	Units	Fair Value
Non-vested Units at January 1, 2007	137,100	$41.13
Granted	22,500	$56.52
Vested	(7,910)	$62.07
Forfeited	(15,400)	$52.72

Non-vested Units at March 31, 2007	136,290	$41.14

The following table summarizes information regarding options outstanding and options exercisable at March 31, 2007:

	Outstanding				Exercisable
		Average	Weighted	Aggregate		Average	Weighted	Aggregate
		Remaining	Average	Intrinsic		Remaining	Average	Intrinsic
	Number of	Contractual	Exercise	Value	Number of	Contractual	Exercise	Value
Range of Exercise Prices	Options	Life (Years)	Price	(000s)	Options	Life (Years)	Price	(000s)
$1.44 - $2.81	8,875	1.90	$1.70	$474	8,875	1.90	$1.70	$474
$2.98 - $4.58	301,645	4.70	$4.06	$15,405	246,070	4.52	$4.20	$12,534
$10.53 - $16.89	141,325	6.44	$16.89	$5,405	94,975	6.44	$16.89	$3,632
$18.80 - $24.07	173,475	7.43	$21.65	$5,809	79,500	7.40	$21.81	$2,650

Total	625,320	5.81	$11.81	$27,093	429,420	5.42	$10.21	$19,290

The following table summarizes information regarding Units outstanding at March 31, 2007:

	Outstanding
		Average	Weighted	Aggregate
		Remaining	Average	Intrinsic
	Number of	Contractual	Grant	Value
Range of Grant Prices	Units	Life (Years)	Price	(000s)
$21.46 - $22.68	59,550	2.98	$22.43	$1,947
$42.28 - $45.67	18,000	3.49	$44.35	$194
$52.46 - $62.07	58,740	4.39	$59.13	$13

	136,290	3.66	$41.14	$2,154

3. Review of Historical Stock Option Grant Procedures Share Based Compensation
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
Had this estimated Stock-Based Charge been reflected, as and when incurred, in the Company’s results of operations for prior years, the impact on net income for Ceradyne’s fiscal years ended December 31 would have been a reduction of $21,000 in 1997, a reduction of $45,000 in 1998, a reduction of $47,000 in 1999, a reduction of $104,000 in 2000, a reduction of $269,000 in 2001, a reduction of $74,000 in 2002, a reduction of $347,000 in 2003, a reduction of $611,000 in 2004, and a reduction of $324,000 in 2005. As of March 31, 2007, the total remaining incremental stock-based compensation charge related to these stock option grants that are expected to vest in future periods with a revised accounting measurement date is immaterial. There was no impact on revenue or net cash provided by operating activities as a result of the estimated compensation charge.
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
The following is a summary of the number of shares entering into the computation of net income per common and common equivalent share:

	Three Months Ended March 31,
	2007	2006
Weighted average number of shares outstanding	27,149,839	26,800,780
Dilutive stock options	344,053	531,142
Dilutive restricted stock units	34,045	52,864

Number of shares used in dilutive computation	27,527,937	27,384,786

5. Composition of Certain Financial Statement Captions
Inventories are valued at the lower of cost (first in, first out) or market. Inventory costs include the cost of material, labor and manufacturing overhead. The following is a summary of the inventory components as of March 31, 2007 and December 31, 2006 (in thousands):

	March 31,	December 31,
	2007	2006
Raw materials	$13,527	$16,398
Work-in-process	41,233	34,265

Finished goods	25,264	22,446

	$80,024	$73,109

Property, plant and equipment is recorded at cost and consists of the following (in thousands):

	March 31,	December 31,
	2007	2006
Land	$11,341	$11,226
Buildings and improvements	63,434	62,509
Machinery and equipment	140,959	138,557
Leasehold improvements	15,637	15,077
Office equipment	14,645	13,816
Construction in progress	12,713	9,020

	258,729	250,205

Less accumulated depreciation and amortization	(72,285)	(67,194)

	$186,444	$183,011

The components of intangible assets are as follows (in thousands):

	March 31, 2007			December 31, 2006
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortizing Intangible Assets
Backlog	$575	$575	$—	$575	$558	$17
Developed technology	6,110	943	5,167	6,007	820	5,187
Trade name	460	34	426	460	23	437
Customer Relationships	730	55	675	730	36	694
Non-amortizing tradename	2,054	—	2,054	2,054	—	2,054

Total	$9,929	$1,607	$8,322	$9,826	$1,437	$8,389

Amortization of definite-lived intangible assets will be approximately $694 in each of the fiscal years 2007 through 2009, and $274 in each of the fiscal years 2010 through 2011.
6. Recent Accounting Pronouncements
In February 2007, the FASB issued SFAS No. 159 “Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”) which permits entities to measure many financial instruments and certain other items at fair value. Companies are required to adopt the new standard for fiscal years beginning after November 15, 2007. The Company is evaluating the impact of this standard and currently does not expect it to have a significant impact on its financial position, results of operations or cash flows.
In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurement” (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurement. Companies are required to adopt the new standard for fiscal periods beginning after November 15, 2007. The Company is evaluating the impact of this standard and currently does not expect it to have a significant impact on its financial position, results of operations or cash flows.
In June 2006, the Emerging Issues Task Force (“EITF”) issued EITF 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation)” to clarify diversity in practice on the presentation of different types of taxes in the financial statements. The Task Force concluded that, for taxes within the scope of the issue, a company may adopt a policy of presenting taxes either gross within revenue or net. That is, it may include charges to customers for taxes within revenues and the charge for the taxes from the taxing authority within cost of sales, or, alternatively, it may net the charge to the customer and the charge from the taxing authority. If taxes subject to EITF 06-3 are significant, a company is required to disclose its accounting policy for presenting taxes and the amounts of such taxes that are recognized on a gross basis. The guidance in this consensus is effective for the Company in the quarter ended March 31, 2007. The adoption does not have a material impact on its financial position, results of operations, or cash flows.

7. Convertible Debt and Credit Facility
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
The Company is obligated to pay contingent interest to the holders of the Notes during any six-month period from June 15 to December 14 and from December 15 to June 14, commencing with the six-month period beginning December 20, 2010 and ending on June 14, 2011, if the average trading price of the note for the five trading day period ending on the third trading day immediately preceding the first day of the relevant contingent interest period equals $1,200 (120% of the principal amount of a note) or more. The amount of contingent interest payable per note for any relevant contingent interest period shall equal 0.25% per annum of the average trading price of a note for the five trading day period ending on the third trading day immediately preceding the first day of the relevant contingent interest period. This contingent interest payment feature represents an embedded derivative. However, based on the de minimus value associated with this feature, no value has been assigned at issuance and at March 31, 2007.
On or prior to the maturity date of the Notes, upon the occurrence of a fundamental change, under certain circumstances, the Company will provide for a make whole amount by increasing, for the time period described herein, the conversion rate by a number of additional shares for any conversion of the Notes in connection with such fundamental change transactions. The amount of additional shares will be determined based on the price paid per share of Ceradyne’s common stock in the transaction constituting a fundamental change and the effective date of such transaction. This make whole premium feature represents an embedded derivative. Since this feature has no measurable impact on the fair value of the Notes and no separate trading market exists for this derivative, the value of the embedded derivative was determined to be de minimus. Accordingly, no value has been assigned at issuance or at March 31, 2007.
The Company utilizes a convertible bond pricing model and a probability weighted valuation model, as applicable, to determine the fair values of the embedded derivatives noted above.
In December 2005, the Company established a new unsecured $10.0 million line of credit. As of March 31, 2007, there were no outstanding amounts on the line of credit. However, the available line of credit at March 31, 2007 has been reduced by an outstanding letter of credit in the amount of $3.8 million. The interest rate on the credit line is based on the LIBOR rate for a period of one month, plus a margin of one percent, which equaled 6.3% as of March 31, 2007.
Pursuant to the bank line of credit, the Company is subject to certain covenants, which include, among other things, the maintenance of specified minimum amounts of tangible net worth and quick assets to current liabilities ratio. At March 31, 2007, the Company was in compliance with these covenants.
8. Disclosure About Segments of an Enterprise and Related Information
The Company serves its markets and manages its business through five operating segments, each of which has its own manufacturing facilities and administrative and selling functions. The Company’s Advanced Ceramic Operations, located in Costa Mesa, Irvine and San Diego, California, Lexington, Kentucky and Wixom, Michigan primarily produces armor, orthodontic products, diesel engine parts, components for semiconductor equipment, and houses the Company’s SRBSN research and development activities. The Company’s cathode development and production are handled through its Semicon Associates division located in Lexington, Kentucky. Fused silica products, including missile radomes, are produced at the Company’s Thermo Materials division located in Scottdale and Clarkston, Georgia. The Company’s ESK Ceramics subsidiary is located in Kempten, Germany and Bazet, France. This subsidiary produces ceramic powders, including boron carbide powder for ceramic body armor, evaporation boats for metallization, functional and frictional coatings utilized in the automotive and textile industries, high performance pump seals, fluid handling and refactory products. The Company added a fifth operating segment in June 2006, when its newly formed subsidiary, Ceradyne Canada, acquired certain assets, including a building, equipment and technology, related to the production of structural neutron absorbing materials for use in the storage of spent nuclear rods. The building and operations of Ceradyne Canada are located in Chicoutimi, Canada.
Ceradyne’s five segment facilities and products are summarized in the following table:

Operating Segment and Facility Location	Products

Ceradyne Advanced Ceramic Operations	Defense Applications:
• Lightweight ceramic armor

Costa Mesa, Irvine and San Diego, California(1)	Industrial Applications:
Approximately 272,000 square feet	• Ceralloy® 147 SRBSN wear parts
• Precision ceramics

Lexington, Kentucky(2)	Automotive/Diesel Applications:
Approximately 115,000 square feet	• Ceralloy® 147 SRBSN automotive/diesel engine parts

Wixom, Michigan(3)	Commercial Applications:
Approximately 29,000 square feet	• Ceramic orthodontic brackets
• Components for medical devices

ESK Ceramics	Defense Applications:
• Boron carbide powders for body armor
Kempten, Germany(4)
Approximately 544,000 square feet	Industrial Applications:
Bazet, France(5) Approximately 88,000 square feet	• Ceramic powders: boron carbide, boron nitride, titanium diboride, calcium hexaboride and zirconium diboride
• Silicon carbide parts
• Evaporation boats for the packaging industry
• High performance pump seals

Automotive/Diesel Applications:
• EKagrip® functional and frictional coatings

Industrial Applications:
Ceradyne Semicon Associates Lexington, Kentucky(6)	• Ceramic-impregnated dispenser cathodes for microwave tubes, lasers and cathode ray tubes
Approximately 35,000 square feet	• Samarium cobalt magnets

Defense Applications:
• Missile radomes (nose cones)

Industrial Applications:
• Glass tempering rolls
Ceradyne Thermo Materials	• Metallurgical tooling
Scottdale and Clarkston, Georgia(7)	• Castable and other fused silica products
Approximately 132,000 square feet	• Crucibles for photovoltaic solar cell applications

Ceradyne Canada	Industrial Applications:

Chicoutimi, Canada(8)	• Boral® structural neutron absorbing materials
Approximately 86,000 square feet	• Metal matrix composite structures

(1)	We have leases on our facilities in Costa Mesa, California, aggregating approximately 99,000 square feet, all of which expire in October 2010. We own our 40,000 square foot facility in Irvine, California. We also lease in Irvine, California a 24,000 square foot facility that expires in April 2009 and a 76,000 square foot facility that expires in April 2011. We also have a lease on our 23,000 square foot facility in Irvine that expires in April 2009. We rent our 10,000 square foot facility in San Diego, California, on a month to month basis.

(2)	We own our facility in Lexington, Kentucky.

(3)	We have a lease on our Wixom, Michigan facility which expires in April 2010.

(4)	We own our facility in Kempten, Germany, as well as the 22-acre property on which our facility is located.

(5)	We own our facility in Bazet, France, as well as the four-acre property on which our facility is located.

(6)	We own our facility in Lexington, Kentucky, as well as the five-acre property on which our facility is located.

(7)	We have a lease on our 85,000 square foot facility in Scottdale, Georgia which expires in December 2015. We have a lease on our 47,000 square foot facility in Clarkston, Georgia which expires in May 2009.

(8)	We own our facility in Chicoutimi, Canada, as well as the seven-acre property on which our facility is located.

The financial information for all segments is presented below (in thousands):

	Three Months Ended
	March 31,
	2007	2006
Revenue
ACO	$151,891	$102,241
ESK Ceramics	41,192	36,261
Semicon Associates	2,149	2,342
Thermo Materials	4,221	3,217
Ceradyne Canada	741	—
Inter-segment elimination	(11,751)	(7,714)

Total revenue from external customers	$188,443	$136,347

Depreciation and Amortization
ACO	$2,251	$1,690
ESK Ceramics	2,426	2,069
Semicon Associates	91	92
Thermo Materials	305	246
Ceradyne Canada	180	—

Total	$5,253	$4,097

Segment Income before Provision for Income Taxes
ACO	$55,529	$34,314
ESK Ceramics	4,265	4,489
Semicon Associates	142	542
Thermo Materials	346	143
Ceradyne Canada	(843)	—
Inter-segment elimination	169	(745)

Total	$59,608	$38,743

Segment Assets
ACO	$442,936	$300,353
ESK Ceramics	184,034	168,962
Semicon Associates	6,141	6,457
Thermo Materials	19,677	13,669
Ceradyne Canada	19,180	—

Total	$671,968	$489,441

Expenditures for PP&E
ACO	$1,879	$5,236
ESK Ceramics	2,151	1,152
Semicon Associates	51	57
Thermo Materials	2,958	458
Ceradyne Canada	114	—

Total	$7,153	$6,903

	Three Months Ended
	March 31,
	2007	2006
Percentage of U.S. net sales from external customers
ACO	79%	73%
ESK Ceramics	2%	6%
Semicon Associates	1%	1%

	Three Months Ended
	March 31,
	2007	2006
Thermo Materials	2%	1%
Ceradyne Canada	0%	—

Total percentage of U.S. net sales from external customers	84%	81%

Percentage of foreign net sales from external customers
ACO	2%	2%
ESK Ceramics	14%	15%
Semicon Associates	0%	1%
Thermo Materials	0%	1%
Ceradyne Canada	0%	—

Total percentage of Foreign net sales from external customers	16%	19%

Percentage of total net sales from external customers
ACO	81%	75%
ESK Ceramics	16%	21%
Semicon Associates	1%	2%
Thermo Materials	2%	2%
Ceradyne Canada	0%	—

Total percentage of net sales from external customers	100%	100%

The following is revenue by product line for Advanced Ceramic Operations (amounts in thousands):

	Three Months Ended
	March 31,
	2007	2006
Armor	$143,860	$93,166
Automotive	2,020	4,126
Orthodontics	2,790	2,284
Industrial	3,221	2,665

	$151,891	$102,241

9. Pension and Other Post-retirement Benefit Plans
The Company provides pension benefits to its employees in Germany. These pension benefits are rendered for the time after the retirement of the employees by payments into legally independent pension and relief facilities. They are generally based on length of service, wage level and position in the company. The direct and indirect obligations comprise obligations for pensions that are already paid currently and expectations for those pensions payable in the future. The Company has four separate plans in Germany: a) Pensionskasse — Old; b) Pensionskasse — New; c) Additional Compensation Plan; and d) Deferred Compensation plan. For financial accounting purposes, the Additional and Deferred Compensation Plans are accounted for as single-employer defined benefit plans, Pensionskasse — Old is a multiemployer defined benefit plan and the Pensionskasse — New is a defined contribution plan.
Components of net periodic benefit costs under these plans were as follows (in thousands):

	Three Months Ended
	March 31,
	2007	2006
Service cost	$111	$518
Interest cost	96	433
Expected return on plan assets	—	(508)
Amortization of unrecognized gain	14	22

Net periodic benefit cost	$221	$465

10. Financial Instruments
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
11. Income Taxes
The Company has adopted FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, effective January 1, 2007. The adoption of FIN 48 resulted in no change to the reserve for unrecognized tax benefits (UTBs) that existed under FASB No. 5 at December 31, 2006. As such, there is no change recorded to retained earnings as a result of the adoption. It is the Company’s policy to classify accrued interest and penalties as part of the accrued FIN 48 liability and record the expense in the provision for income taxes.
Components of the required reserve at adoption and March 31, 2007 are as follows (in thousands):

	March 31, 2007	January 01, 2007
Federal, state and foreign UTBs	$6,464	$6,178
Interest	671	554
Federal/State Benefit of Interest	(240)	(202)

Total reserve for UTBs	$6,895	$6,530

In accordance with the provisions of FIN 48, this reserve was reclassified to other long term liabilities at the time of adoption from income taxes payable.
It is anticipated that any change in the above UTBs will impact the effective tax rate. For UTBs that exist at March 31, 2007, the Company does not anticipate any significant changes within the next 12 months. At March 31, 2007, the 2002-2006 years are open and subject to potential examination in one or more jurisdictions. The Company is not currently under federal, state or foreign income tax examination.
12. Commitments and Contingencies
The Company leases certain of its manufacturing facilities under noncancelable operating leases expiring at various dates through October 2015. The Company incurred rental expense under these leases of $0.7 million and $0.6 million for the three months ended 2007 and 2006, respectively. The approximate minimum rental commitments required under existing noncancelable leases as of March 31, 2007 are as follows (in thousands):

2007	$1,977
2008	2,447
2009	2,241
2010	1,823
2011	455
Thereafter	1,133

$10,076

In August 2006, shareholder derivative lawsuits were filed purportedly on behalf of the company against various current and former officers and directors of the company relating to alleged backdating of stock options. Two derivative suits filed in federal court were subsequently consolidated in the action. A consolidated complaint was filed on or about November 27, 2006, alleging claims for violations of Section 10(b) of the Securities Exchange Act and Rule 10b-5 thereunder, violations of

Section 14(a) of the Securities Exchange Act, violations of Section 20(a) of the Securities Exchange Act, insider selling under the California Corporations Code, as well as common law claims for accounting, breach of fiduciary duty, aiding and abetting breaches of fiduciary duty, unjust enrichment, and rescission against certain current and former officers, directors and employees. A subsequent complaint was filed in United States District Court for the Central District of California in December 12, 2006 against various current and former officers and directors of the company alleging similar causes of action. This case has been transferred to the same judge hearing the consolidated cases but it has not yet been consolidated with that action. Three other shareholder derivative suits are pending in Superior Court in Orange County, California. Two of those suits were filed in August 2006 and subsequently consolidated. A third suit was filed by the same plaintiffs’ law firm in December 2006. Each state court complaint alleges claims for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, accounting, rescission, constructive trust, and violations of California Corporations Code against certain current and former officers, directors and employees. Discovery requests were served in the state actions only and the defendants have objected to providing responses at this time. The impact of the outcome of these lawsuits is undeterminable at this time.
13. Comprehensive Income
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
Comprehensive income for the three months ended March 31, 2007 and 2006 was (in thousands):

	Three Months Ended March 31,
	2007	2006
Net income	$38,089	$24,613
Foreign currency translation	2,405	3,635
Unrealized gains (losses) on investments	7	(52)

Comprehensive income	$40,501	$28,196

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Preliminary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains statements which may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934. One generally can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “may,” “will,” “expects,” “intends,” “estimates,” “anticipates,” “plans,” “seeks,” or “continues,” or the negative thereof, or variations thereon, or similar terminology. Forward-looking statements regarding future events and the future performance of the Company involve risks and uncertainties that could cause actual results to differ materially. Reference is made to the risks and uncertainties which are described in this report in Note 12 “Commitments and Contingencies” of the Condensed Notes to Consolidated Financial Statements, in this Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in Part II, Item 1A under the caption “Risk Factors.” Reference is also made to the risks and uncertainties described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, as filed with the Securities and Exchange Commission, in Item 1A under the caption “Risk Factors,” and in Item 7 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Overview
We develop, manufacture and market advanced technical ceramic products, ceramic powders and components for defense, industrial, automotive/diesel and commercial applications. Our products include:
•	lightweight ceramic armor for soldiers and other military applications;

•	ceramic industrial components for erosion and corrosion resistant applications;

•	ceramic powders, including boron carbide, boron nitride, titanium diboride, calcium hexaboride, and zirconium diboride, which are used in manufacturing armor and a broad range of industrial products;

•	evaporation boats for metallization of materials for food packaging and other products;

•	durable, reduced friction, ceramic diesel engine components;

•	functional and frictional coatings primarily for automotive applications;

•	translucent ceramic orthodontic brackets;

•	ceramic-impregnated dispenser cathodes for microwave tubes, lasers and cathode ray tubes;

•	ceramic crucibles for melting silicon in the photovoltaic solar cell manufacturing process;

•	ceramic missile radomes (nose cones) for the defense industry;

•	structural neutron absorbing materials for use in the storage of spent nuclear rods; and

•	metal matrix composite structures.
Our customers include the U.S. government, prime government contractors and large industrial, automotive, diesel and commercial manufacturers in both domestic and international markets.
We categorize our products into four market applications. The table below shows the percentage contribution to our total sales of each market application in the different time periods.

	Three Months Ended
	March 31,
	2007	2006
Defense	77.4%	73.1%
Industrial	17.4	19.1
Automotive/Diesel	3.7	6.1
Commercial	1.5	1.7

Total	100.0%	100.0%

The principal factor contributing to our recent growth in sales is increased demand by the U.S. military for ceramic body armor that protects soldiers. In addition, the market for ceramic body armor increased further beginning in 2006 with the introduction of enhanced side ballistic inserts, known as ESBI, which protect the side of the soldier’s torso.

Military conflicts in Iraq and Afghanistan, as well as an increasingly unstable geopolitical climate and the heightened risk of international conflicts, have resulted in increased orders for our ceramic body armor in each year since 2001. We were awarded an Indefinite Delivery/Indefinite Quantity contract by the U.S. Army in August 2004 with an adjusted maximum value of $562.0 million from an original estimated contract value of $461.0 million. Through February 2007, we received fourteen delivery orders equaling the contract amount. We expect to complete the delivery of this adjusted contract amount by the end of November 2007. We have also received a number of other orders for ceramic body armor, not covered by the Indefinite Delivery/Indefinite Quantity contract, from the Army and other branches of the U.S. military. In January 2006, we received our first production order for ESBI, or side plates, which are designed to protect the side areas of a soldier’s torso when used in conjunction with our ESAPI ceramic body armor plates. This delivery order, which totals $70.0 million, was issued to us by the U.S. Army. In June 2006, we were awarded an Indefinite Delivery/Indefinite Quantity contract by the U.S. Army with a maximum value of $611.7 million for ESBI plates. Through April 2007, 4 delivery orders totaling approximately $261.1 million have been issued to us under this contract. Based on our current backlog and anticipated orders for ceramic body armor, we expect our shipments of ceramic body armor to be higher in fiscal year 2007 than in 2006. In addition, we believe that there will be a new government request for quotation for ceramic body armor in 2007. However, unless we receive additional orders under existing contracts or are successful in obtaining new contracts for ceramic body armor, our shipments of ceramic body armor will decline materially in 2008 from levels we expect to achieve in 2007. Moreover, government contracts typically may be cancelled by the government at any time without penalty. For the next several quarters, and perhaps longer, demand for ceramic body armor is likely to be the most significant factor affecting our sales.
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
Our order backlog was $332.3 million as of March 31, 2007 and $294.8 million as of March 31, 2006. Orders for ceramic armor represented approximately $272.6 million, or 82.1% of the total backlog as of March 31, 2007 and $236.2 million, or 80.2% of the total backlog as of March 31, 2006. We expect that substantially all of our order backlog as of March 31, 2007 will be shipped during 2007.
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
Had this estimated Stock-Based Charge been reflected, as and when incurred, in the Company’s results of operations for prior years, the impact on net income for Ceradyne’s fiscal years ended December 31 would have been a reduction of $21,000 in 1997, a reduction of $45,000 in 1998, a reduction of $47,000 in 1999, a reduction of $104,000 in 2000, a reduction of $269,000 in 2001, a reduction of $74,000 in 2002, a reduction of $347,000 in 2003, a reduction of $611,000 in 2004, and a reduction of $324,000 in 2005. As of March 31, 2007, the total remaining incremental stock-based compensation charge related to these stock option grants that are expected to vest in future periods with a revised accounting measurement date is immaterial. There was no impact on revenue or net cash provided by operating activities as a result of the estimated compensation charge.
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
Results of Operations for the Three Months Ended March 31, 2007 and 2006
Net Sales. Our net sales for the three months ended March 31, 2007 were $188.4 million, an increase of $52.1 million, or 38.2%, from $136.3 million in the corresponding quarter of the prior year.
Net sales for our Advanced Ceramic Operations division for the three months ended March 31, 2007 were $151.9 million, an increase of $49.7 million, or 48.6% from the $102.2 million in the corresponding quarter of the prior year. The primary reason for this improvement was the shipment of $143.9 million of ceramic body and other armor components for defense customers, an increase of $50.7 million, or 54.4% from the $93.2 million in the corresponding quarter of the prior year. This increase in net sales is due to increased demand from the U.S. Department of Defense. Net sales for our automotive/diesel component product line, including cam rollers, were $2.0 million, a decrease of $2.1 million, or 51.2%, from the $4.1 million in the corresponding quarter of the prior year. The primary reason for this decrease is that in 2006 our customers produced more heavy-duty diesel truck engines than in 2007 due to forward buying in 2006 due to anticipation of increased emission standards that became effective in 2007. Additionally, we are aware that some of our customers are designing new engines that do not include our cam rollers and, as a result, we expect that sales of cam rollers will decline in 2007 compared to 2006. Net sales of our orthodontic brackets product line were $2.8 million, an increase of $0.5 million, or 22.2%, from the $2.3 million in the corresponding quarter of the prior year. This was the result of an increase in sales incentive plans deployed by our customer in the markets they serve.
Our ESK Ceramics subsidiary had net sales for the three months ended March 31, 2007 of $41.2 million, an increase of $4.9 million, or 13.6% from the $36.3 million in the corresponding quarter of the prior year. Sales of industrial products for the three months ended March 31, 2007 were $23.8 million, an increase of $4.9 million, or 25.6% from the $18.9 million in the corresponding quarter of the prior year. This increase was the result of a higher demand for fluid handling, industrial wear and functional coating products. Sales of automotive/diesel products for the three months ended March 31, 2007 were $4.9 million, an increase of $0.7 million, or 16.7% from the $4.2 million in the prior year. Higher order rates from existing customers was the primary cause of this increase. Sales of defense products for the three months ended March 31, 2007 were $12.5 million, a decrease of $0.6 million, or 4.7% from the $13.1 million in the prior year. Included in sales of defense products for the three months ended March 31, 2007 were inter-segment sales of $11.8 million compared to $7.7 million in the prior year. The increase of $4.1 million was due to an increase in demand of boron carbide at our Advanced Ceramic Operations division which was offset by a decrease of $4.7 million in sales to third parties in the defense industry for the three months ended March 31, 2007. This decrease was due to a reduction in demand for boron carbide from competitors of our Advanced Ceramic Operations division.
Our Semicon Associates division had net sales for the three months ended March 31, 2007 of $2.1 million, a decrease of $193,000 or 8.2% from the $2.3 million in the corresponding quarter of the prior year, reflecting lower shipments of microwave cathodes, magnets and cathode ray tubes.
Our Thermo Materials division had net sales for the three months ended March 31, 2007 of $4.2 million, an increase of $1.0 million, or 31.2%, from the $3.2 million in the corresponding quarter of the prior year. The increase was due to an increase in sales of crucibles used in the manufacture of photovoltaic cells for the solar energy markets and increased sales of components for defense applications and castables for the industrial sector.
Our Ceradyne Canada subsidiary, which commenced operations in July 2006, had net sales for the three months ended March 31, 2007 of $0.7 million.
Gross Profit. Our gross profit was $77.1 million for the three months ended March 31, 2007, an increase of $23.1 million, or 42.8% from $54.0 million in the prior year. As a percentage of net sales, gross profit was 40.9% for the three months ended March 31, 2007, compared to 39.6% for the corresponding prior year period. The increase in gross profit as a percentage of net sales in the three months ended March 31, 2007 was the result of increased sales, particularly in sales of body armor, improved sales mix, higher operating leverage, improved manufacturing production rates in our armor assembly areas and a reduction of start up and training expenses in our Lexington, Kentucky hot press facility, compared to the corresponding prior year quarter.
Our Advanced Ceramic Operations division posted gross profit of $63.3 million for the three months ended March 31, 2007, an increase of $21.7 million, or 52.2% from $41.6 million in the corresponding prior year quarter. As a percentage of net sales, gross profit was 41.7% for the three months ended March 31, 2007, compared to 40.7% for the corresponding prior year quarter. The reasons for the increase in gross profit and gross profit as a percentage of net sales were consistent with those reasons described in the preceding paragraph.
Our ESK Ceramics subsidiary had a gross profit of $12.9 million, equal to 31.3% of net sales, for the three months ended March 31, 2007, compared to gross profit of $11.7 million, or 32.2% as a percentage of net sales, for the three months ended March 31, 2006. The decrease in gross profit as a percentage of net sales in the three month period ended March 31, 2007 was the result of competitive pricing in the evaporation boat business and poorer yields in the production of fluid handling and industrial wear parts.
Our Semicon Associates division had gross profit of $355,000 for the three months ended March 31, 2007, a decrease of $438,000, or 55.2% from $0.8 million in the corresponding prior year quarter. As a percentage of net sales, gross profit was 16.5% for the three months ended March 31, 2007, compared to 33.9% for the corresponding prior year quarter. The decrease in gross profit and in gross profit as a percentage of net sales in the three month period ended March 31, 2007 was due primarily to reduced sales, unfavorable product mix and higher spending for repairs and maintenance, overtime and tooling.
Our Thermo Materials division had gross profit of $1.1 million for the three months ended March 31, 2007, an increase of $412,000 or 61.4% compared to $0.7 million in the prior year. As a percentage of net sales, gross profit was 25.7% for the three months ended March 31, 2007, compared to 20.9% for the corresponding prior year quarter. The improvements in gross profit and gross profit as a percentage of sales were primarily due to lower sales of fused silica which have lower gross margins and an increase in the sales of crucibles which have higher gross margins.

Our Ceradyne Canada subsidiary, which commenced operations in July 2006, had gross loss for the three months ended March 31, 2007 of $0.7 million. The loss was caused by operational start up expenses.
Selling Expenses. Our selling expenses were $6.3 million for the three months ended March 31, 2007, an increase of $0.5 million, or 9.1%, from $5.8 million in the corresponding prior year quarter. Selling expenses, as a percentage of net sales, decreased from 4.2% for the three months ended March 31, 2006 to 3.3% of net sales for the three months ended March 31, 2007. The decrease in selling expenses as a percentage of net sales was due to higher armor sales that did not require a proportional increase in selling expenses. Increases in the number of employees and related personnel expenses primarily accounted for the increase in selling expenses for the three months ended March 31, 2007.
General and Administrative Expenses. Our general and administrative expenses for the three months ended March 31, 2007 were $9.8 million, an increase of $2.8 million, or 39.8% from $7.0 million in the corresponding prior year quarter. General and administrative expenses, as a percentage of net sales, increased from 5.1% for the three months ended March 31, 2006 to 5.2% of net sales for the three months ended March 31, 2007. Increases in the number of employees and related personnel expenses, including increased bonus accruals as a result of the Company’s higher operating profits, accounted for $1.6 million of the increase in general and administrative expenses. The balance of the increase was caused by increased expenditures of $379,000 for information technology, $383,000 for legal and accounting fees, an increase in depreciation expense of $171,000 and an increase in various other administrative expenses of $256,000.
Research and Development Expenses. Our research and development expenses for the three months ended March 31, 2007 were $3.5 million, an increase of $1.0 million, or 38.2%, from $2.5 million in the corresponding prior year quarter. Research and development expenses, as a percentage of net sales, were unchanged from the corresponding prior year quarter of 1.8%.
Other Income (Expense). Our net other income for the three months ended March 31, 2007 was $2.1 million, compared to net other income of $50,000 in the corresponding prior year quarter. The primary reason for the change was an increase in interest income received from investing higher cash balances in short-term marketable securities. Interest expense was $1.0 million in the three months ended March 31, 2007 and 2006.
Income before Provision for Income Taxes. Our income before provision for income taxes for the three months ended March 31, 2007 was $59.6 million, an increase of $20.9 million or 53.9% from the $38.7 million in the corresponding prior year quarter.
Our Advanced Ceramic Operations division’s income before provision for income taxes for the three months ended March 31, 2007 was $55.5 million, an increase of $21.2 million or 61.8%, from $34.3 million in the corresponding prior year quarter. The increase in income before provision for income taxes for the three months ended March 31, 2007 was a result of higher sales of body armor, improved manufacturing production rates in our armor assembly areas and a reduction of start up and training expenses in our Lexington, Kentucky hot press facility, compared to the corresponding prior year quarter.
Our ESK Ceramics subsidiary’s income before provision for income taxes for the three months ended March 31, 2007 was $4.3 million , a decrease of $200,000, or 5.0% from $4.5 million in the corresponding prior year quarter. The decrease in income before provision for income taxes was the result of an increase in operating expenses that exceeded the increase in gross profit.
Our Semicon Associates division’s income before provision for income taxes for the three months ended March 31, 2007 was $142,000, a decrease of $400,000 or 73.8%, from $0.5 million in the corresponding prior year quarter. The decrease in income before provision for income taxes for the three months ended March 31, 2007 was a result of lower sales of our microwave products, unfavorable product mix and higher spending for repairs and maintenance, overtime and tooling.
Our Thermo Materials division’s income before provision for income taxes for the three months ended March 31, 2007 was $346,000, an increase of $203,000 from $143,000 in the corresponding prior year quarter. The increase in income before provision for income taxes for the three months ended March 31, 2007 was primarily due to an improved sales mix caused by higher sales of crucibles and increasing defense revenues.
Our Ceradyne Canada subsidiary had loss before provision for income taxes for the three months ended March 31, 2007 of $0.8 million. The loss was caused by operational start up expenses.
Income Taxes. Our provision for income taxes for the three months ended March 31, 2007 was $21.5 million, an increase of $7.4 million, or 52.3% from the $14.1 million in the corresponding prior year quarter. The effective income tax rate for the three months ended March 31, 2007 was 36.1% compared to 36.5% in the corresponding prior year period. The decrease in the effective tax rate results from a lower state tax rate due to apportionment of sales outside of California, increases in domestic production activities which generated larger manufacturing deductions and increases in extraterritorial income related deductions.

Liquidity and Capital Resources
We generally have met our operating and capital requirements with cash flow from operating activities, borrowings under our credit facility, and proceeds from the sale of shares of our common stock.
Our net cash position increased by $4.6 million during the three months ended March 31, 2007 compared to a $33.7 million decrease during three months ended March 31, 2006. For the three months ended March 31, 2007, cash flow provided by operating activities amounted to $56.1 million compared to $32.4 million during the three months ended March 31, 2006. The primary factors contributing to cash flow from operating activities in the three months ended March 31, 2007, were net income of $38.1 million, and adjustments of non-cash amounts related to depreciation and amortization of $5.3 million, stock compensation of $476,000, a decrease in accounts receivable of $4.0 million due to faster payments from customers, and an increase in income taxes payable and other long term liabilities of $17.8 million due to increased net income before taxes and that the first quarter estimated income tax installment was paid in April 2007. These contributions were offset in part by deferred income taxes of $1.4 million, increased levels of other receivables, inventories, prepaid expenses and other assets that totaled $7.4 million and aggregate decreased levels of accounts payable, accrued expenses and employee benefits of $1.0 million. The increase in inventory was due to the increase in sales and production to support the growth of the Advanced Ceramic Operations segment.
During the three month period ended March 31, 2007, we used $53.0 million of our cash for investing activities, including $7.2 million for capital expenditures and purchases of short term investments totaling $45.8 million.
Financing activities during the three months ended March 31, 2007 provided net cash of $1.0 million. We received cash proceeds of $346,000 from issuance of stock due to exercise of stock options and the excess tax benefit of $0.8 million due to exercise of stock options. The increase is offset in part by the taxes paid related to the issuance of shares of common stock upon the vesting of restricted stock units. The effect of exchange rates on cash and equivalents due to our investment in ESK Ceramics was $468,000.
During December 2005, we issued $121.0 million principal amount of 2.875% senior subordinated convertible note due December 15, 2035.
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
We are obligated to pay contingent interest to the holders of the notes during any six-month period from June 15 to December 14 and from December 15 to June 14, commencing with the six-month period beginning December 20, 2010 and ending on June 14, 2011, if the average trading price of the note for the five trading day period ending on the third trading day immediately preceding the first day of the relevant contingent interest period equals $1,200 (120% of the principal amount of a note) or more. The amount of contingent interest payable per note for any relevant contingent interest period shall equal 0.25% per annum of the average trading price of a note for the five trading day period ending on the third trading day immediately preceding the first day of the relevant contingent interest period. This contingent interest payment feature represents an embedded derivative. However, based on the de minimus value associated with this feature, no value has been assigned at issuance and at March 31, 2007.

In December 2005, the Company established a new unsecured $10.0 million line of credit. As of March 31, 2007, there were no outstanding amounts on the line of credit. However, the available line of credit at March 31, 2007 has been reduced by an outstanding letter of credit in the amount of $3.8 million. The interest rate on the credit line is based on the LIBOR rate for a period of one month, plus a margin of one percent, which equaled 6.3% as of March 31, 2007.
Pursuant to the bank line of credit, the Company is subject to certain covenants, which include, among other things, the maintenance of specified minimum amounts of tangible net worth and quick assets to current liabilities ratio. At March 31, 2007, the Company was in compliance with these covenants.
Our cash, cash equivalents and short-term investments totaled $254.5 million at March 31, 2007, compared to $204.1 million at December 31, 2006. At March 31, 2007, we had working capital of $377.1 million, compared to $332.1 million at December 31, 2006. Our cash position includes amounts denominated in foreign currencies, and the repatriation of those cash balances from our ESK Ceramics subsidiary does not result in additional tax costs. We believe that our current cash and cash equivalents on hand and cash available from the sale of short-term investments, cash available from additional borrowings under our revolving line of credit and cash we expect to generate from operations will be sufficient to finance our anticipated capital and operating requirements for at least the next 12 months. Our anticipated capital requirements primarily relate to the expansion of our manufacturing facilities in both the United States and Germany. We also may utilize cash, and, to the extent necessary, borrowings from time to time to acquire other businesses, technologies or product lines that complement our current products, enhance our market coverage, technical capabilities or production capacity, or offer growth opportunities. We have no present commitments or agreements for any material acquisitions.
Our material contractual obligations and commitments as of March 31, 2007 include a $6.9 million reserve for unrecognized tax benefits. The reserve is classified as long term on our Consolidated Balance Sheet as of March 31, 2007.
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
Our debt is comprised of $121.0 million of a convertible note with a fixed coupon rate of 2.875%. The fair value of long-term debt was $139.9 million and is based on quoted market prices at March 31, 2007.
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

Approximately 16.0% of our revenues for the three months ended March 31, 2007 were derived from operations outside the United States. Our acquisition of ESK Ceramics provided additional revenues that were derived outside the United States. Therefore, we are subject to fluctuations in sales and earnings reported in U.S. dollars as a result of changing currency exchange rates.
Item 4. Controls and Procedures
Review of Historical Stock Option Grant Procedures
In July 2006, the Company voluntarily initiated a review of its historical stock option grant practices and related accounting treatment. The review was conducted by a special committee comprised of three independent members of the Company’s Board of Directors, with the assistance of independent legal counsel and forensic accounting experts. This review has been completed and the special committee presented its report to the Company’s Board of Directors. It was the finding of the special committee that control deficiencies that led to the Company utilizing incorrect measurement dates for stock option grants had been corrected subsequent to September 2003. The special committee did not propose any recommendations for improvements in the current process of granting stock options and restricted stock unit awards as a result of its investigation.
Additional information regarding the special committee’s review is provided in this report in Note 3 of the Notes to Consolidated Financial Statements.
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2007 (the end of the period covered by this report). Based on this evaluation, taking into account the items discussed above in this Item 4, our principal executive officer and principal financial officer concluded that our current disclosure controls and procedures (as defined in Rules 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934) are effective.
Changes in Internal Control over Financial Reporting
Our management evaluated our internal control over financial reporting and there have been no changes during the fiscal quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
In August 2006, shareholder derivative lawsuits were filed purportedly on behalf of the company against various current and former officers and directors of the company relating to alleged backdating of stock options. Two derivative suits filed in federal court were subsequently consolidated in the action. A consolidated complaint was filed on or about November 27, 2006, alleging claims for violations of Section 10(b) of the Securities Exchange Act and Rule 10b-5 thereunder, violations of Section 14(a) of the Securities Exchange Act, violations of Section 20(a) of the Securities Exchange Act, insider selling under the California Corporations Code, as well as common law claims for accounting, breach of fiduciary duty, aiding and abetting breaches of fiduciary duty, unjust enrichment, and rescission against certain current and former officers, directors and employees. A subsequent complaint was filed in United States District Court for the Central District of California in December 12, 2006 against various current and former officers and directors of the company alleging similar causes of action. This case has been transferred to the same judge hearing the consolidated cases but it has not yet been consolidated with that action. Three other shareholder derivative suits are pending in Superior Court in Orange County, California. Two of those suits were filed in August 2006 and subsequently consolidated. A third suit was filed by the same plaintiffs’ law firm in December 2006. Each state court complaint alleges claims for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, accounting, rescission, constructive trust, and violations of California Corporations Code against certain current and former officers, directors and employees. Discovery requests were served in the state actions only and the defendants have objected to providing responses at this time. The impact of the outcome of these lawsuits is undeterminable at this time.
Item 1A. Risk Factors
There have been no significant changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
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

CERADYNE, INC.
Date: April 27, 2007	By:	/s/ JERROLD J. PELLIZZON
Jerrold J. Pellizzon
Vice President Chief Financial Officer (Principal Financial and Accounting Officer)

Index to Exhibits

Exhibit	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.