Form 10-Q
period 2007-06-30
CERADYNE INC
filed 2007-07-24
CIK 18937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).
Yes ☐       No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 20, 2007
Common Stock, $0.01 par value	27,301,605 Shares
Exhibit Index on Page 29

CERADYNE, INC.

CERADYNE, INC.
FORM 10-Q
FOR THE QUARTER ENDED
JUNE 30, 2007
PART I. FINANCIAL INFORMATION
Item 1. Unaudited Consolidated Financial Statements
CERADYNE, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

		December 31,
	June 30, 2007	2006
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$38,980	$13,547
Restricted cash	2,603	—
Short-term investments	216,431	190,565
Accounts receivable, net of allowances for doubtful accounts of approximately $873 and $1,158 at June 30, 2007 and December 31, 2006, respectively	71,682	77,162
Other receivables	3,853	3,289
Inventories, net	91,423	73,109
Production tooling, net	21,032	20,975
Prepaid expenses and other	16,550	11,859
Deferred tax asset	12,030	11,469

TOTAL CURRENT ASSETS	474,584	401,975

PROPERTY, PLANT AND EQUIPMENT, net	190,697	183,011
INTANGIBLE ASSETS, net	8,239	8,389
GOODWILL	16,743	16,518
OTHER ASSETS	4,001	3,922

TOTAL ASSETS	$694,264	$613,815

CURRENT LIABILITIES
Accounts payable	$33,484	$35,470
Accrued expenses	22,581	21,821
Income taxes payable	—	12,621

TOTAL CURRENT LIABILITIES	56,065	69,912
LONG-TERM DEBT	121,000	121,000
EMPLOYEE BENEFITS	14,420	13,274
OTHER LONG TERM LIABILITY	7,093	—
DEFERRED TAX LIABILITY	1,883	3,018

TOTAL LIABILITIES	200,461	207,204
COMMITMENTS AND CONTINGENCIES (Note 12)
SHAREHOLDERS’ EQUITY
Common stock, $0.01 par value, 100,000,000 authorized, 27,299,818 and 27,119,012 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	273	272
Additional paid in capital	184,715	178,252
Retained earnings	293,428	217,036
Accumulated other comprehensive income	15,387	11,051

TOTAL SHAREHOLDERS’ EQUITY	493,803	406,611

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$694,264	$613,815

See accompanying condensed notes to Consolidated Financial Statements

CERADYNE, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
NET SALES	$185,359	$162,016	$373,802	$298,363
COST OF PRODUCT SALES	107,975	98,335	219,306	180,697

Gross profit	77,384	63,681	154,496	117,666
OPERATING EXPENSES
Selling	6,447	5,916	12,745	11,690
General and administrative	9,161	10,377	18,938	17,373
Research and development	4,395	2,677	7,881	5,199

	20,003	18,970	39,564	34,262

Income from operations	57,381	44,711	114,932	83,404

OTHER INCOME (EXPENSE):
Royalty income	45	30	75	60
Interest income	3,483	1,545	6,261	2,602
Interest expense	(1,035)	(1,030)	(2,060)	(2,058)
Miscellaneous	(117)	(111)	157	(120)

	2,376	434	4,433	484
Income before provision for income taxes	59,757	45,145	119,365	83,888
PROVISION FOR INCOME TAXES	21,454	16,016	42,973	30,146

NET INCOME	$38,303	$29,129	$76,392	$53,742

BASIC INCOME PER SHARE	$1.41	$1.08	$2.81	$2.00

DILUTED INCOME PER SHARE	$1.38	$1.07	$2.77	$1.97

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	27,237	26,857	27,194	26,829
DILUTED	27,786	27,325	27,585	27,323
See accompanying condensed notes to Consolidated Financial Statements

CERADYNE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Six Months Ended June 30,
	2007	2006
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$76,392	$53,742
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Depreciation and amortization	10,706	8,499
Deferred income taxes	(1,459)	(350)
Stock compensation	1,184	2,913
Loss on equipment disposal	220	158
Change in operating assets and liabilities:
Accounts receivable, net	5,816	(8,968)
Other receivables	(515)	(1,172)
Inventories	(17,466)	(15,559)
Production tooling	(22)	(8,712)
Prepaid expenses and other assets	(4,724)	(1,670)
Accounts payable and accrued expenses	(1,499)	22,947
Income taxes payable	(13,039)	(1,101)
Other long term liability	7,093	—
Employee benefits	808	599

NET CASH PROVIDED BY OPERATING ACTIVITES	63,495	51,326

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(15,503)	(21,528)
Changes in restricted cash	(2,603)	—
Purchases of short-term investments	(25,866)	(77,912)
Acquisition of a business, net of cash acquired	—	(6,188)

NET CASH USED IN INVESTING ACTIVITIES	(43,972)	(105,628)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock due to exercise of options and vesting of restricted stock units	500	1,062
Proceeds from issuance of stock for stock plans	1,078	828
Excess tax benefit due to exercise of stock options	3,702	1,046
Other	6	(72)

NET CASH PROVIDED BY FINANCING ACTIVITIES	5,286	2,864

EFFECT OF EXCHANGE RATES ON CASH AND EQUIVALENTS	624	1,121

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	25,433	(50,317)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	13,547	91,542

CASH AND CASH EQUIVALENTS, END OF PERIOD	$38,980	$41,225

SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES:
Interest paid	$1,751	$1,707
Income taxes paid	$49,180	$31,713

See accompanying condensed notes to Consolidated Financial Statements

CERADYNE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(Unaudited)
1. Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement have been included. Operating results for the six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.
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
Share-based compensation expense recognized under SFAS 123(R) for the three and six months ended June 30, 2007 was $0.7 million and $1.2 million respectively, which was related to stock options and restricted stock units. This compared to $2.6 million and $2.9 million for the three and six months ended June 30, 2006. A pretax stock-based compensation charge of approximately $2.2 million was included in the charge taken in the six months ended June 30, 2006.
Share-based compensation expense is based on the value of the portion of share-based payment awards that is ultimately expected to vest. SFAS 123(R) requires forfeitures to be estimated at the time of grant in order to estimate the amount of share-based awards that will ultimately vest. The forfeiture rate is based on historical rates. Share-based compensation expense recognized in the Company’s Consolidated Statements of Income for the three and six month periods ended June 30, 2007 includes (i) compensation expense for share-based payment awards granted prior to, but not yet vested as of January 1, 2007, based on the grant-date fair value estimated in accordance with the pro forma provisions of SFAS 123 and (ii) compensation expense for the share-based payment awards granted subsequent to December 31, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). As share-based compensation expense recognized in the Consolidated Statements of Income for the three and six month periods ended June 30, 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures.
The Company maintains the 1994 Stock Incentive Plan and 2003 Stock Incentive Plan.
The Company was authorized to grant options for up to 2,362,500 shares under its 1994 Stock Incentive Plan. The Company has granted options for 2,691,225 shares and has had cancellations of 405,836 shares through June 30, 2007. There are no remaining stock options available to grant under this plan. The options granted under this plan generally became exercisable over a five-year period for incentive stock options and six months for nonqualified stock options and have a maximum term of ten years.
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
The Company may grant options and Units for up to 1,125,000 shares under the 2003 Stock Incentive Plan. The Company has granted options for 475,125 shares and Units for 214,400 shares under this plan through June 30, 2007. There have been cancellations of 43,300 shares associated with this plan through June 30, 2007. The options under this plan have a life of ten years.
During the three and six months ended June 30, 2007 and 2006, the Company issued Units to certain directors, officers and employees with weighted average grant date fair values and Units issued as indicated in the table below. Pursuant to SFAS 123(R), the Company records compensation expense for the amount of the grant date fair value on a straight line basis over the vesting period. The Company incurred charges associated with the vesting of the Units of $0.8 million for the six months ended June 30, 2007 and $333,000 for the six months ended June 30, 2006.

Share-based compensation expense reduced the Company’s results of operations as follows (dollars in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Share-based compensation expense recognized:
General and administrative, options	$187	$2,431	$376	$2,580
General and administrative, restricted stock units	521	207	808	333
Related deferred income tax benefit	(255)	(915)	(426)	(1,016)

Decrease in net income	$453	$1,723	$758	$1,897

Decrease in basic earnings per share	$0.02	$0.06	$0.03	$0.07

Decrease in diluted earnings per share	$0.02	$0.06	$0.03	$0.07

The amounts above include the impact of recognizing compensation expense related to non-qualified stock options.
As of June 30, 2007, there was $1.3 million of total unrecognized compensation cost related to 166,725 non-vested outstanding stock options, with a per share weighted average value of $15.32. The unrecognized expense is anticipated to be recognized on a straight-line basis over a weighted average period of 1.8 years. In addition, the aggregate intrinsic value of stock options exercised for the six months ended June 30, 2007 was $7.9 million.
As of June 30, 2007, there was approximately $7.9 million of total unrecognized compensation cost related to non-vested Units granted under the 2003 Stock Incentive Plan. That cost is expected to be recognized over a weighted average period of 4.2 years.
The following is a summary of stock option activity:

	Six Months Ended
	June 30, 2007
		Weighted
		Average
	Number of	Exercise
	Options	Price
Outstanding, January 1, 2007	677,370	$11.41
Options granted	—	$—
Options exercised	(142,895)	$7.88
Options cancelled	(4,500)	$22.67

Outstanding, June 30, 2007	529,975	$12.27

Exercisable, June 30, 2007	363,250	$10.87
The following is a summary of Unit activity:

	Six Months Ended
	June 30, 2007
		Weighted
		Average Grant
	Units	Fair Value
Non-vested Units at January 1, 2007	137,100	$41.13
Granted	59,850	$63.80
Vested	(28,891)	$40.36
Forfeited	(19,800)	$46.84

Non-vested Units at June 30, 2007	148,259	$49.66

The following table summarizes information regarding options outstanding and options exercisable at June 30, 2007:

	Outstanding				Exercisable
		Average	Weighted	Aggregate		Average	Weighted	Aggregate
		Remaining	Average	Intrinsic		Remaining	Average	Intrinsic
	Number of	Contractual	Exercise	Value	Number of	Contractual	Exercise	Value
Range of Exercise Prices	Options	Life (Years)	Price	(000s)	Options	Life (Years)	Price	(000s)
$1.44 - $2.81	5,850	1.71	$1.69	$372	5,850	1.71	$1.69	$372
$2.98 - $4.58	239,200	4.55	$4.10	$14,632	193,975	4.37	$4.25	$11,836
$10.53 - $16.89	138,525	6.19	$16.89	$6,702	92,175	6.19	$16.89	$4,459
$18.80 - $24.07	146,400	7.19	$21.67	$6,383	71,250	7.57	$21.85	$3,094
	529,975	5.68	$12.27	$28,089	363,250	5.41	$10.87	$19,761
The following table summarizes information regarding Units outstanding at June 30, 2007:

	Outstanding
		Average	Weighted	Aggregate
		Remaining	Average	Intrinsic
	Number of	Contractual	Grant	Value
Range of Grant Prices	Units	Life (Years)	Fair Value	(000s)
$21.46 - $22.68	40,700	2.80	$22.41	$1,744
$42.28 - $45.67	14,869	3.41	$44.07	$315
$52.46 - $62.07	58,340	4.14	$59.11	$360
$66.35 - $66.92	34,350	4.93	$66.92	$—

	148,259	3.89	$49.66	$2,419

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
Had this estimated Stock-Based Charge been reflected, as and when incurred, in the Company’s results of operations for prior years, the impact on net income for Ceradyne’s fiscal years ended December 31 would have been a reduction of $21,000 in 1997, a reduction of $45,000 in 1998, a reduction of $47,000 in 1999, a reduction of $104,000 in 2000, a reduction of $269,000 in 2001, a reduction of $74,000 in 2002, a reduction of $347,000 in 2003, a reduction of $0.6 million in 2004, and a reduction of $324,000 in 2005. As of June 30, 2007, the total remaining incremental stock-based compensation charge related to these stock option grants that are expected to vest in future periods with a revised accounting measurement date is immaterial. There was no impact on revenue or net cash provided by operating activities as a result of the estimated compensation charge.
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
4. Net Income Per Share
Basic net income per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted net income per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding plus the effect of any dilutive stock options and restricted stock units using the treasury stock method and the net share settlement method for the convertible debt. During the current period, the average trading price of the Company’s stock exceeded the conversion price of the convertible debt. The potential common shares that would be contingently issueable upon the conversion of the debt are included in the number of shares used in fully diluted computations.
The following is a summary of the number of shares entering into the computation of net income per common and potential common shares:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Weighted average number of shares outstanding	27,236,784	26,857,300	27,193,551	26,829,199
Dilutive stock options	303,709	447,189	297,796	448,222
Dilutive restricted stock units	30,152	20,891	32,723	45,925
Dilutive contingent convertible debt common shares	215,599	—	60,805	—

Number of shares used in fully diluted computations	27,786,244	27,325,380	27,584,875	27,323,346

5. Composition of Certain Financial Statement Captions
The Company holds certain cash balances that are restricted as to use. The restricted cash has been set aside as collateral for the Company’s partially self insured workers compensation policy.
Inventories are valued at the lower of cost (first in, first out) or market. Inventory costs include the cost of material, labor and manufacturing overhead. The following is a summary of the inventory components as of June 30, 2007 and December 31, 2006 (in thousands):

	June 30, 2007	December 31, 2006
Raw materials	$20,995	$16,398
Work-in-process	48,440	34,265
Finished goods	21,988	22,446

	$91,423	$73,109

Property, plant and equipment is recorded at cost and consists of the following (in thousands):

	June 30, 2007	December 31, 2006
Land	$11,436	$11,226
Buildings and improvements	67,393	62,509
Machinery and equipment	150,705	138,557
Leasehold improvements	15,766	15,077
Office equipment	15,350	13,816
Construction in progress	7,866	9,020

	268,516	250,205

Less accumulated depreciation and amortization	(77,819)	(67,194)

	$190,697	$183,011

The components of intangible assets are as follows (in thousands):

	June 30, 2007			December 31, 2006
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortizing Intangible Assets
Backlog	$575	$575	$—	$575	$558	$17
Developed technology	6,195	1,081	5,114	6,007	820	5,187
Trade name	460	46	414	460	23	437
Customer relationships	730	73	657	730	36	694
Non-amortizing tradename	2,054	—	2,054	2,054	—	2,054

Total	$10,014	$1,775	$8,239	$9,826	$1,437	$8,389

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
The Company is obligated to pay contingent interest to the holders of the Notes during any six-month period from June 15 to December 14 and from December 15 to June 14, commencing with the six-month period beginning December 20, 2010 and ending on June 14, 2011, if the average trading price of the note for the five trading day period ending on the third trading day immediately preceding the first day of the relevant contingent interest period equals $1,200 (120% of the principal amount of a note) or more. The amount of contingent interest payable per note for any relevant contingent interest period shall equal 0.25% per annum of the average trading price of a note for the five trading day period ending on the third trading day immediately preceding the first day of the relevant contingent interest period. This contingent interest payment feature represents an embedded derivative. However, based on the de minimus value associated with this feature, no value has been assigned at issuance and at June 30, 2007.
On or prior to the maturity date of the Notes, upon the occurrence of a fundamental change, under certain circumstances, the Company will provide for a make whole amount by increasing, for the time period described herein, the conversion rate by a number of additional shares for any conversion of the Notes in connection with such fundamental change transactions. The amount of additional shares will be determined based on the price paid per share of Ceradyne’s common stock in the transaction constituting a fundamental change and the effective date of such transaction. This make whole premium feature represents an embedded derivative. Since this feature has no measurable impact on the fair value of the Notes and no separate trading market exists for this derivative, the value of the embedded derivative was determined to be de minimus. Accordingly, no value has been assigned at issuance or at June 30, 2007.
The Company utilizes a convertible bond pricing model and a probability weighted valuation model, as applicable, to determine the fair values of the embedded derivatives noted above.
In December 2005, the Company established a new unsecured $10.0 million line of credit. As of June 30, 2007, there were no outstanding amounts on the line of credit. However, the available line of credit at June 30, 2007 has been reduced by an outstanding letter of credit in the amount of $2.3 million. The interest rate on the credit line is based on the LIBOR rate for a period of one month, plus a margin of one percent, which equaled 6.3% as of June 30, 2007.

Pursuant to the bank line of credit, the Company is subject to certain covenants, which include, among other things, the maintenance of specified minimum amounts of tangible net worth and quick assets to current liabilities ratio. At June 30, 2007, the Company was in compliance with these covenants.
8. Disclosure About Segments of an Enterprise and Related Information
The Company serves its markets and manages its business through five operating segments, each of which has its own manufacturing facilities and administrative and selling functions. The Company’s Advanced Ceramic Operations, located in Costa Mesa, Irvine and San Diego, California; Lexington, Kentucky; and Wixom, Michigan, primarily produces armor, orthodontic products, diesel engine parts, components for semiconductor equipment, and houses the Company’s SRBSN research and development activities. The Company’s cathode development and production are handled through its Semicon Associates division located in Lexington, Kentucky. Fused silica products, including missile radomes, are produced at the Company’s Thermo Materials division located in Scottdale and Clarkston, Georgia. The Company’s recently constructed manufacturing facility in Tianjin, China will manufacture fused silica crucibles for photovoltaic solar cell applications, and will be part of the Thermo Materials operating segment. The Company’s ESK Ceramics subsidiary is located in Kempten, Germany and Bazet, France. This subsidiary produces ceramic powders, including boron carbide powder for ceramic body armor, evaporation boats for metallization, functional and frictional coatings utilized in the automotive and textile industries, high performance pump seals, fluid handling, refactory products and ceramic powders used in cosmetics. The Company added a fifth operating segment in June 2006, when its newly formed subsidiary, Ceradyne Canada, acquired certain assets, including a building, equipment and technology, related to the production of structural neutron absorbing materials for use in the storage of spent nuclear rods. The building and operations of Ceradyne Canada are located in Chicoutimi, Quebec, Canada.
Ceradyne’s five segment facilities and products are summarized in the following table:

Operating Segment and Facility Location	Products
Ceradyne Advanced Ceramic Operations	Defense Applications:
	•	Lightweight ceramic armor

Costa Mesa, Irvine and San Diego, California(1)	Industrial Applications:
Approximately 249,000 square feet	•	Ceralloy® 147 SRBSN wear parts
	•	Precision ceramics

Lexington, Kentucky(2)	Automotive/Diesel Applications:
Approximately 115,000 square feet	•	Ceralloy® 147 SRBSN automotive/diesel engine parts

Wixom, Michigan(3)	Commercial Applications:
Approximately 29,000 square feet	•	Ceramic orthodontic brackets
	•	Components for medical devices

ESK Ceramics	Defense Applications:
	•	Boron carbide powders for body armor
Kempten, Germany(4)
Approximately 544,000 square feet	Industrial Applications:
Bazet, France(5)	•	Ceramic powders: boron carbide, boron nitride, titanium diboride, calcium hexaboride and zirconium diboride
Approximately 88,000 square feet	•	Silicon carbide parts
	•	Evaporation boats for the packaging industry
	•	High performance pump seals

Automotive/Diesel Applications:
	•	EKagrip® functional and frictional coatings

Commercial Applications:
	•	BORONEIGE® powder for cosmetics

Ceradyne Semicon Associates	Industrial Applications:
Lexington, Kentucky(6)	•	Ceramic-impregnated dispenser cathodes for microwave tubes, lasers and cathode ray tubes
Approximately 35,000 square feet	•	Samarium cobalt magnets

Operating Segment and Facility Location	Products
Ceradyne Thermo Materials	Defense Applications:
	•	Missile radomes (nose cones)
Scottdale and Clarkston, Georgia(7)
Approximately 132,000 square feet	Industrial Applications:
	•	Glass tempering rolls
Tianjin, China	•	Metallurgical tooling
Approximately 98,000 square feet (8)	•	Castable and other fused silica products
	•	Crucibles for photovoltaic solar cell applications

Ceradyne Canada	Industrial Applications:

Chicoutimi, Quebec, Canada (9)	•	Boral® structural neutron absorbing materials
Approximately 86,000 square feet	•	Metal matrix composite structures

(1)	We have leases on our facilities in Costa Mesa, California, aggregating approximately 99,000 square feet, all of which expire in October 2010. We own our 40,000 square foot facility in Irvine, California. We lease in Irvine, California, a 24,000 square foot facility that expires in April 2009 and a 76,000 square foot facility that expires in April 2011. We lease a 10,000 square foot facility in San Diego, California that expires on December 31, 2007.

(2)	We own our facility in Lexington, Kentucky.

(3)	We have a lease on our Wixom, Michigan facility which expires in April 2010.

(4)	We own our facility in Kempten, Germany, as well as the 22-acre property on which our facility is located.

(5)	We own our facility in Bazet, France, as well as the four-acre property on which our facility is located.

(6)	We own our facility in Lexington, Kentucky, as well as the five-acre property on which our facility is located.

(7)	We have a lease on our 85,000 square foot facility in Scottdale, Georgia which expires in December 2015. We have a lease on our 47,000 square foot facility in Clarkston, Georgia which expires in May 2009.

(8)	We own our facility in Tianjin, China as well as the four-acre property on which our facility is located.

(9)	We own our facility in Chicoutimi, Quebec, Canada, as well as the seven-acre property on which our facility is located.

The financial information for all segments is presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenue from External Customers
ACO	$149,297	$128,645	$301,188	$230,886
ESK Ceramics	41,262	37,164	82,454	73,425
Semicon Associates	2,232	2,346	4,381	4,688
Thermo Materials	4,063	3,614	8,284	6,831
Ceradyne Canada	1,042	—	1,783	—
Inter-segment elimination	(12,537)	(9,753)	(24,288)	(17,467)

Total	$185,359	$162,016	$373,802	$298,363

Depreciation and Amortization
ACO	$2,326	$1,829	$4,577	$3,519
ESK Ceramics	2,536	2,188	4,963	4,275
Semicon Associates	78	90	169	182
Thermo Materials	340	277	645	523
Ceradyne Canada	172	—	352	—

Total	$5,452	$4,384	$10,706	$8,499

Segment Income (Loss) before Provision for Income Taxes
ACO	$57,750	$41,134	$113,279	$75,448
ESK Ceramics	4,078	3,745	8,343	8,234
Semicon Associates	357	367	499	909
Thermo Materials	176	258	522	401
Ceradyne Canada	(1,245)	(24)	(2,088)	(24)
Inter-segment elimination	(1,359)	(335)	(1,190)	(1,080)

Total	$59,757	$45,145	$119,365	$83,888

Segment Assets
ACO	$457,528	$314,994	$457,528	$314,994
ESK Ceramics	187,362	177,192	187,362	177,192
Semicon Associates	5,958	6,461	5,958	6,461
Thermo Materials	23,950	13,328	23,950	13,328
Ceradyne Canada	19,466	14,925	19,466	14,925

Total	$694,264	$526,900	$694,264	$526,900

Expenditures for PP&E
ACO	$2,708	$4,852	$4,587	$10,088
ESK Ceramics	2,904	1,266	5,047	2,428
Semicon Associates	127	102	178	159
Thermo Materials	2,142	395	5,103	853
Ceradyne Canada	474	8,000	588	8,000

Total	$8,355	$14,615	$15,503	$21,528

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Percentage of U.S. net sales from external customers
ACO	79%	77%	79%	75%
ESK Ceramics	2%	4%	2%	5%
Semicon Associates	1%	1%	1%	1%
Thermo Materials	2%	1%	2%	1%
Ceradyne Canada	0%	0%	0%	0%

Total percentage of U.S. net sales from external customers	84%	83%	84%	82%

Percentage of foreign net sales from external customers
ACO	2%	2%	2%	2%
ESK Ceramics	13%	14%	13%	14%
Semicon Associates	0%	0%	0%	1%
Thermo Materials	1%	1%	1%	1%
Ceradyne Canada	0%	0%	0%	0%

Total percentage of foreign net sales from external customers	16%	17%	16%	18%

Percentage of total net sales from external customers
ACO	81%	79%	81%	77%
ESK Ceramics	15%	18%	15%	19%
Semicon Associates	1%	1%	1%	2%
Thermo Materials	3%	2%	3%	2%
Ceradyne Canada	0%	0%	0%	0%

Total percentage of total net sales from external customers	100%	100%	100%	100%

The following is revenue by product line for ACO (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Armor	$140,550	$118,438	$284,407	$211,585
Automotive	2,246	4,672	4,263	8,798
Orthodontics	2,705	2,663	5,495	4,948
Industrial	3,796	2,872	7,023	5,555

	$149,297	$128,645	$301,188	$230,886

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

Components of net periodic benefit costs under these plans were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Service cost	$114	$546	$225	$1,063
Interest cost	98	457	194	891
Expected return on plan assets	—	(550)	—	(1,058)
Amortization of unrecognized gain	15	20	29	42

Net periodic benefit cost	$227	$473	$448	$938

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
Components of the required reserve at adoption and June 30, 2007 are as follows (in thousands):

	June 30, 2007	January 1, 2007
Federal, state and foreign UTBs	$6,522	$6,178
Interest	851	554
Federal/State Benefit of Interest	(280)	(202)

Total reserve for UTBs	$7,093	$6,530

In accordance with the provisions of FIN 48, this reserve was reclassified to other long term liabilities at the time of adoption from income taxes payable.
It is anticipated that any change in the above UTBs will impact the effective tax rate. For UTBs that exist at June 30, 2007, the Company does not anticipate any significant changes within the next twelve months. At June 30, 2007, the 2002 through 2006 years are open and subject to potential examination in one or more jurisdictions. The Company is not currently under federal, state or foreign income tax examination.
12. Commitments and Contingencies
The Company leases certain of its manufacturing facilities under noncancelable operating leases expiring at various dates through October 2015. The Company incurred rental expense under these leases of $1.4 million and $1.3 million for the six months ended June 30, 2007 and 2006 respectively. The approximate minimum rental commitments required under existing noncancelable leases as of June 30, 2007 are as follows (in thousands):

2007	$1,344
2008	2,447
2009	2,241
2010	1,823
2011	455
Thereafter	1,133

$9,443

In August 2006, shareholder derivative lawsuits were filed purportedly on behalf of the company against various current and former officers and directors of the company relating to alleged backdating of stock options. Two derivative suits filed in federal court were subsequently consolidated in the action. A consolidated complaint was filed on or about November 27, 2006, alleging claims for violations of Section 10(b) of the Securities Exchange Act and Rule 10b-5 thereunder, violations of Section 14(a) of the Securities Exchange Act, violations of Section 20(a) of the Securities Exchange Act, insider selling under the California Corporations Code, as well as common law claims for accounting, breach of fiduciary duty, aiding and abetting breaches of fiduciary duty, unjust enrichment, and rescission against certain current and former officers, directors and employees. A subsequent complaint was filed in United States District Court for the Central District of California in December 12, 2006 against various current and former officers and directors of the company alleging similar causes of action. This case has been transferred and consolidated with the other pending actions. Three other shareholder derivative suits are pending in Superior Court in Orange County, California. Two of those suits were filed in August 2006 and subsequently consolidated. A third suit was filed by the same plaintiffs’ law firm in December 2006. Each state court complaint alleges claims for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, accounting, rescission, constructive trust, and violations of California Corporations Code against certain current and former officers, directors and employees. Discovery requests were served in the state actions only and the defendants have objected to providing responses at this time. The parties have had preliminary discussions regarding resolution; however, no agreements have been reached to date. The impact of the outcome of these lawsuits is undeterminable at this time.
On June 27, 2007, the Company announced that it had signed a definitive agreement to acquire EaglePicher Boron LLC (“EP Boron”) located in Quapaw, Oklahoma for approximately $69.0 million in cash. EP Boron was established in the early 1970’s to produce the boron isotope B10. This isotope is a strong neutron absorber and is used for both nuclear waste containment and nuclear power plant neutron radiation control. EP Boron also produces complementary chemical isotopes used in the normal operation and control of nuclear power plants. It is anticipated that the transaction will close in the third quarter of 2007.
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
Comprehensive income was (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income	$38,303	$29,129	$76,392	$53,742
Foreign currency translation	1,925	7,952	4,330	11,587
Unrealized gain (loss) on investments	(1)	(20)	6	(72)

Comprehensive income	$40,227	$37,061	$80,728	$65,257

14. Subsequent Event
On July 10, 2007, the Company purchased Minco, Inc. (“Minco”) based in Midway, Tennessee for approximately $27.5 million in cash. The purchase price is subject to adjustments based on Minco’s net tangible book value as of July 10, 2007. Minco is a key supplier of raw materials to Ceradyne’s Thermo Materials division. Minco was founded in 1977 to manufacture and market fused silica powders for a wide range of industrial applications. Minco’s fusing process, which is the basis of its entire product line, is based on its proprietary technology.

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
Overview
We develop, manufacture and market advanced technical ceramic products, ceramic powders and components for defense, industrial, automotive/diesel and commercial applications. Our products include:
•	lightweight ceramic armor for soldiers and other military applications;

•	ceramic industrial components for erosion and corrosion resistant applications;

•	ceramic powders, including boron carbide, boron nitride, titanium diboride, calcium hexaboride, and zirconium diboride, which are used in manufacturing armor and a broad range of industrial products; BORONEIGE®, a cosmetic boron nitride powder for commercial use.

•	evaporation boats for metallization of materials for food packaging and other products;

•	durable, reduced friction, ceramic diesel engine components;

•	functional and frictional coatings primarily for automotive applications;

•	translucent ceramic orthodontic brackets;

•	ceramic-impregnated dispenser cathodes for microwave tubes, lasers and cathode ray tubes;

•	ceramic crucibles for melting silicon in the photovoltaic solar cell manufacturing process;

•	ceramic missile radomes (nose cones) for the defense industry;

•	structural neutron absorbing materials for use in the storage of spent nuclear rods; and

•	metal matrix composite structures.
Our customers include the U.S. government, prime government contractors and large industrial, automotive, diesel and commercial manufacturers in both domestic and international markets.
We categorize our products into four market applications. The table below shows the percentage contribution to our total sales of each market application in the different time periods.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Defense	77.3%	76.3%	77.3%	74.8%
Industrial	17.1	16.5	17.1	17.7
Automotive/Diesel	3.9	5.6	3.8	5.8
Commercial	1.7	1.6	1.8	1.7

Total	100.0%	100.0%	100.0%	100.0%

The principal factor contributing to our growth in sales since 2001 is increased demand by the U.S. military for ceramic body armor that protects soldiers. In addition, the market for ceramic body armor increased further beginning in 2006 with the introduction of enhanced side ballistic inserts, known as ESBI, which protect the side areas of the soldier’s torso.
Military conflicts in Iraq and Afghanistan, as well as an increasingly unstable geopolitical climate and the heightened risk of international conflicts, have resulted in increased shipments of our ceramic body armor in each year since 2001. We were awarded an Indefinite Delivery/Indefinite Quantity contract by the U.S. Army in August 2004 with an adjusted maximum value of $562.0 million from an original estimated contract value of $461.0 million. Through February 2007, we received fourteen delivery orders equaling the contract amount. We expect to complete the delivery of this adjusted contract amount by the end of November 2007. We have also received a number of other orders for ceramic body armor, not covered by the Indefinite Delivery/Indefinite Quantity contract, from the Army and other branches of the U.S. military. In January 2006, we received our first production order for ESBI, or side plates, which are designed to protect the side areas of a soldier’s torso when used in conjunction with our ESAPI ceramic body armor plates. This delivery order, which totals $70.0 million, was issued to us by the U.S. Army. In June 2006, we were awarded an Indefinite Delivery/Indefinite Quantity contract by the U.S. Army with a maximum value of $611.7 million for ESBI plates. Through July 2007, five delivery orders totaling approximately $261.6 million have been issued to us under this contract. Based on our current backlog and anticipated orders for ceramic body armor, we expect our shipments of ceramic body armor to be higher in fiscal year 2007 than in 2006. In addition, there is a new government request for quotation for ceramic body armor. We submitted our quotation to the government in July 2007 and expect to hear results in late September or early October 2007. Unless we receive additional orders under existing contracts or are successful in obtaining new contracts for ceramic body armor, our shipments of ceramic body armor will decline materially in 2008 from levels we expect to achieve in 2007. Moreover, government contracts typically may be cancelled by the government at any time without penalty. For the next several quarters, and perhaps longer, demand for ceramic body armor is likely to be the most significant factor affecting our sales.
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
Our ESK Ceramics subsidiary produces boron carbide powder, which serves as a starter ceramic powder in the manufacture of our lightweight ceramic body armor. Owning this source of our principal raw material, together with the recent expansion of our manufacturing capacity for ceramic armor at our new Lexington, Kentucky plant and in our Irvine, California facility, should allow us to fulfill current and anticipated demand for our ceramic body armor.
Our order backlog was $202.4 million as of June 30, 2007 and $256.6 million as of June 30, 2006. Orders for ceramic armor represented approximately $183.7 million, or 90.8% of the total backlog as of June 30, 2007 and $225.4 million, or 87.8% of the total backlog as of June 30, 2006. We expect that substantially all of our order backlog as of June 30, 2007 will be shipped during 2007.
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
Had this estimated Stock-Based Charge been reflected, as and when incurred, in the Company’s results of operations for prior years, the impact on net income for Ceradyne’s fiscal years ended December 31 would have been a reduction of $21,000 in 1997, a reduction of $45,000 in 1998, a reduction of $47,000 in 1999, a reduction of $104,000 in 2000, a reduction of $269,000 in 2001, a reduction of $74,000 in 2002, a reduction of $347,000 in 2003, a reduction of $0.6 million in 2004, and a reduction of $324,000 in 2005. As of June 30, 2007, the total remaining incremental stock-based compensation charge related to these stock option grants that are expected to vest in future periods with a revised accounting measurement date is immaterial. There was no impact on revenue or net cash provided by operating activities as a result of the estimated compensation charge.
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
Results of Operations for the Three and Six Months Ended June 30, 2007 and 2006
Net Sales. Our net sales for the three months ended June 30, 2007 were $185.4 million, an increase of $23.4 million, or 14.4%, from $162.0 million of net sales in the corresponding quarter of the prior year. Net sales for the six months ended June 30, 2007 were $373.8 million, an increase of $75.4 million, or 25.3%, from $298.4 million in the corresponding prior year period.
Net sales for our Advanced Ceramic Operations division for the three months ended June 30, 2007 were $149.3 million, an increase of $20.7 million, or 16.1%, from $128.6 million of net sales in the corresponding quarter of the prior year. The primary reason for this improvement was the shipment of $140.6 million of ceramic body and other armor components for defense customers, an increase of $22.1 million or 18.7%, from the $118.4 million of ceramic armor shipments in the second quarter of 2006. This increase in net sales is due to increased demand from the U.S. Department of Defense. Net sales for our automotive/diesel component product line were $2.2 million, a decrease of $2.4 million, or 51.9%, from $4.7 million in the corresponding quarter of the prior year. The primary reason for this decrease is that in 2006 our customers produced more heavy-duty diesel truck engines than in 2007 due to forward buying in 2006 due to anticipation of increased emission standards that became effective in 2007. Additionally, we are aware that some of our customers are designing new engines that do not include our cam rollers and, as a result, we expect that sales of cam rollers will decline in 2007 compared to 2006. Net sales of our orthodontic brackets product line were $2.7 million, an increase of $42,000, or 1.6%, from net sales of $2.7 million in the corresponding quarter of the prior year.

Net sales for our Advanced Ceramic Operations division for the six months ended June 30, 2007 were $301.2 million, an increase of $70.3 million, or 30.4% from $230.9 million in the corresponding quarter of the prior year. The primary reason for this improvement was the shipment of $284.4 million of ceramic body and other armor components for defense customers, an increase of $72.8 million, or 34.4%, from $211.6 million in the corresponding prior year period. This increase in net sales is due to increased demand from the U.S. Department of Defense. Net sales for our automotive/diesel component product line, including cam rollers, were $4.3 million, a decrease of $4.5 million, or 51.1%, from $8.8 million in the corresponding prior year period. The primary reason for this decrease is that in 2006 our customers produced more heavy-duty diesel truck engines than in 2007 due to forward buying in 2006 due to anticipation of increased emission standards that became effective in 2007. Additionally, we are aware that some of our customers are designing new engines that do not include our cam rollers and, as a result, we expect that sales of cam rollers will decline in 2007 compared to 2006. Net sales of our orthodontic brackets product line were $5.5 million, an increase of $0.6 million, or 11.1%, from $4.9 million in the corresponding prior year period. This was the result of an increase in sales incentive plans deployed by our customer in the markets it serves.
Our ESK Ceramics subsidiary had net sales for the three months ended June 30, 2007 of $41.3 million, an increase of $4.1 million or 11.0%, from $37.2 million in the corresponding quarter of the prior year. Approximately $1.5 million of this increase is attributable to a higher value of the Euro versus the U.S. dollar during the current quarter compared to the corresponding quarter of the prior year. Sales of industrial products for the three months ended June 30, 2007 were $21.7 million, an increase of $2.5 million or 12.9%, from $19.2 million in the corresponding quarter of the prior year. This increase was the result of a higher demand for fluid handling and industrial wear parts. Sales of automotive/diesel products for the three months ended June 30, 2007 were $5.0 million, an increase of $0.7 million, or 16.3%, from $4.3 million in the corresponding quarter of the prior year. Increased demand from automotive original equipment manufacturers accounted for the increased sales. Sales of commercial products, consisting of boron nitride for the cosmetic industry began in 2007, and for the three months ended June 30, 2007 were $475,000. Sales of defense products for the three months ended June 30, 2007 were $14.0 million, an increase of $430,000, or 3.2% from the $13.6 million in the corresponding quarter of the prior year. Included in sales of defense products for the three months ended June 30, 2007 were inter-segment sales of $12.5 million compared to $9.8 million in the prior year. The increase was due to an increase in demand of boron carbide at our Advanced Ceramic Operations division which was offset by a decrease of $2.3 million in sales to third parties in the defense industry for the three months ended June 30, 2007. This decrease was due to a reduction in demand for boron carbide from competitors of our Advanced Ceramic Operations division.
For the six months ended June 30, 2007, net sales for ESK Ceramics were $82.5 million, an increase of $9.0 million, or 12.3%, from $73.4 million in the corresponding prior year period. Approximately $3.3 million of this increase is attributable to a higher value of the Euro versus the U.S. dollar during the six months ended June 30, 2007 compared to the corresponding prior year period. Sales of industrial products for the six months ended June 30, 2007 were $44.9 million, an increase of $6.8 million, or 17.7%, from $38.1 million in the corresponding prior year period. This increase was the result of a higher demand for fluid handling and industrial wear parts, and increased sales of boron nitride to the cosmetics industry. Sales of automotive/diesel products for the six months ended June 30, 2007 were $9.9 million, an increase of $1.4 million, or 16.5%, from $8.5 million in the prior year. Further market penetration into more automobile original equipment manufacturers with more sales of surfaced engineered parts was the primary cause of this increase. Sales of commercial products, consisting of boron nitride for the cosmetic industry, for the six months ended June 30, 2007 were $1.1 million. Sales of defense products for the six months ended June 30, 2007 were $26.6 million, a decrease of $192,000, or 0.7%, from $26.8 million in the prior year. Included in sales of defense products for the six months ended June 30, 2007 were inter-segment sales of $24.3 million compared to $17.5 million in the prior year. The increase of $6.8 million was due to an increase in demand of boron carbide at our Advanced Ceramic Operations division which was offset by a decrease of $7.0 million in sales to third parties in the defense industry for the six months ended June 30, 2007. This decrease was due to a reduction in demand for boron carbide from competitors of our Advanced Ceramic Operations division.
Our Semicon Associates division had net sales for the three months ended June 30, 2007 of $2.2 million, a decrease of $114,000, or 4.9%, from $2.3 million in the corresponding quarter of the prior year. For the six months ended June 30, 2007, net sales for Semicon Associates were $4.4 million, a decrease of $307,000 or 6.5%, from $4.7 million in the corresponding prior year period, reflecting lower shipments of magnets and cathodes for cathode ray tubes.
Our Thermo Materials division had net sales for the three months ended June 30, 2007 of $4.1 million, an increase of $449,000, or 12.4%, from $3.6 million in the corresponding quarter of the prior year. For the six months ended June 30, 2007, net sales for Thermo Materials were $8.3 million, an increase of $1.5 million or 21.3%, from $6.8 million in the corresponding prior year period. The increase was due to an increase in sales of crucibles used in the manufacture of photovoltaic cells for the solar energy markets.
Our Ceradyne Canada subsidiary, which commenced operations in July 2006, had net sales of $1.0 million for the three months ended June 30, 2007 and $1.8 million for the six months ended June 30, 2007. The sales were lower than budgeted sales due to a delay in qualifying our manufacturing facility in Chicoutimi, Quebec, Canada for Nuclear Quality Assurance certification.
Gross Profit. Our gross profit was $77.4 million for the three months ended June 30, 2007, an increase of $13.7 million or 21.5%, from $63.7 million in the corresponding prior year quarter. As a percentage of net sales, gross profit was 41.7% for the three months ended June 30, 2007 compared to 39.3% for the corresponding prior year quarter. For the six months ended June 30, 2007, our gross profit was $154.5 million, an increase of $36.8 million, or 31.3%, from $117.7 million in the prior year. As a percentage of net sales, gross profit was 41.3% for the six months ended June 30, 2007 compared to 39.4% for the corresponding prior year period. The increase in gross profit as a percentage of net sales was the result of increased sales, particularly in sales of body armor, improved sales mix, higher operating leverage, improved manufacturing production rates in our armor assembly areas and a reduction of start up and training expenses in our Lexington, Kentucky hot press facility, compared to the corresponding prior year quarter.
Our Advanced Ceramic Operations division posted gross profit of $65.0 million for the three months ended June 30, 2007 an increase of $14.1 million, or 27.7%, from $50.9 million in the corresponding prior year quarter. As a percentage of net sales, gross profit was 43.5% for the three months ended June 30, 2007, compared to 39.6% for the corresponding prior year quarter. For the six months ended June 30, 2007, gross profit for the Advanced Ceramic Operations division was $128.3 million, an increase of $35.8 million, or 38.7%, from $92.5 million in the corresponding prior year period. As a percentage of net sales, gross profit was 42.6% for the six months ended June 30, 2007 compared to 40.1% for the corresponding prior year period. The reasons for the increase in gross profit and gross profit as a percentage of net sales were consistent with those reasons described in the preceding paragraph.
Our ESK Ceramics subsidiary had gross profit of $13.1 million for the three months ended June 30, 2007, an increase of $1.3 million or 11.7%, from $11.8 million in the corresponding prior year quarter. As a percentage of net sales, gross profit was 31.8% for the three months ended June 30, 2007, compared to 31.7% for the three months ended June 30, 2006. For the six months ended June 30, 2007, gross profit for ESK Ceramics was $26.0 million, equal to 31.6% of net sales, compared to gross profit of $23.4 million, or 31.9% as a percentage of net sales, for the six months ended June 30, 2006. The decrease in gross profit as a percentage of net sales in the six month period ended June 30, 2007 was the result of more competitive pricing for the sales of evaporation boats.
Our Semicon Associates division had gross profit of $0.6 million for the three months ended June 30, 2007, a decrease of $39,000, or 6.4%, compared to $0.6 million in the corresponding quarter of the prior year. As a percentage of net sales, gross profit was 25.7% for the three months ended June 30, 2007, compared to 26.1% for the corresponding prior year period. For the six months ended June 30, 2007, gross profit for Semicon Associates was $0.9 million, a decrease of $477,000, or 34.0%, from $1.4 million in the corresponding prior year period. As a percentage of net sales, gross profit was 21.2% for the six months ended June 30, 2007 compared to 30.0% for the corresponding prior year period. The decrease in gross profit and in gross profit as a percentage of net sales in the six month period ended June 30, 2007 was due primarily to reduced sales, unfavorable product mix, higher expenses related to the production of magnets and higher spending for repairs and maintenance.
Our Thermo Materials division had gross profit of $0.8 million for the three months ended June 30, 2007, an increase of $12,000, or 1.6%, from $0.8 million in the corresponding prior year quarter. As a percentage of net sales, gross profit was 19.3% for the three months ended June 30, 2007 compared to 21.4% for the corresponding prior year quarter. The decrease in gross profit and gross profit as a percentage of sales for the three months ended June 30, 2007 were primarily due to under absorbed manufacturing overhead due to lower than expected demand for fused silica rollers. For the six months ended June 30, 2007, Thermo Materials had gross profit of $1.9 million, an increase of $424,000 or 29.4%, compared to $1.4 million in the prior year period. As a percentage of net sales, gross profit was 22.5% for the six months ended June 30, 2007, compared to 21.1% for the corresponding prior year period. The improvements in gross profit and gross profit as a percentage of sales were primarily due to an increase in the sales of crucibles which have higher gross margins.
Our Ceradyne Canada subsidiary, which commenced operations in July 2006, had a gross loss of $0.7 million for the three months ended June 30, 2007 and a gross loss of $1.4 million for the six months ended June 30, 2007. The loss was caused by operational start up expenses and under absorbed manufacturing overhead due to lower than budgeted sales caused by a delay in qualifying for Nuclear Quality Assurance certification.
Selling Expenses. Our selling expenses were $6.4 million for the three months ended June 30, 2007, an increase of $0.5 million or 9.0%, from $5.9 million in the corresponding prior year quarter. Selling expenses, as a percentage of net sales, decreased from 3.7% for the three months ended June 30, 2006 to 3.5% of net sales for the three months ended June 30, 2007. For the six months ended June 30, 2007, selling expenses were $12.7 million, an increase of $1.0 million, or 9.0%, from $11.7 million in the corresponding prior year period. Selling expenses, as a percentage of net sales, decreased from 3.9% for the six months ended June 30, 2006 to 3.4% of net sales for the six months ended June 30, 2007. The decrease in selling expenses as a percentage of net sales was due to higher armor sales that did not require a proportional increase in selling expenses. Increases in the number of employees and related personnel expenses primarily accounted for the increase in selling expenses for the six months ended June 30, 2007.
General and Administrative Expenses. Our general and administrative expenses for the three months ended June 30, 2007 were $9.2 million, a decrease of $1.2 million, or 11.7%, from $10.4 million in the corresponding prior year quarter. General and administrative expenses, as a percentage of net sales, decreased from 6.4% for the three months ended June 30, 2006 to 4.9% for the three months ended June 30, 2007. The primary reason for the favorable comparison of total general and administrative expenses and general and administrative expenses as a percentage of net sales for the three months ended June 30, 2007 was a non-cash charge of $2.2 million incurred during the three months ended June 30, 2006, based on the results of our Special Committee’s review of our historical stock option practices, including our underlying option grant documentation and procedures, as described in the above section, Review of Historical Stock Option Grant Procedures, and a related charge for payroll tax and penalties of $1.2 million that was not incurred in the corresponding current year quarter. For the six months ended June 30, 2007, general and administrative expenses were $18.9 million, an increase of $1.5 million, or 9.0%, from $17.4 million in the corresponding prior year period. General and administrative expenses, as a percentage of net sales, decreased from 5.8% for the six months ended June 30, 2006 to 5.1% of net sales for the six months ended June 30, 2007. Increases in the number of employees and related personnel expenses, including increased bonus accruals as a result of the Company’s higher operating profits, start up expenses for our China facility and higher expenses for information technology and legal expenses accounted for the increase in general and administrative expenses.
Research and Development Expenses. Our research and development expenses for the three months ended June 30, 2007 were $4.4 million, an increase of $1.7 million, or 64.2%, from $2.7 million in the corresponding prior year quarter. Research and development expenses, as a percentage of net sales, increased from 1.7% of net sales for the three months ended June 30, 2006 to 2.4% of net sales for the three months ended June 30, 2007. For the six months ended June 30, 2007, research and development expenses were $7.9 million, an increase of $2.7 million, or 51.6%, from $5.2 million in the corresponding prior year period. Research and development expenses, as a percentage of net sales, increased from 1.7% of net sales for the six months ended June 30, 2006 to 2.1% of net sales for the six months ended June 30, 2007. Increased expenditures for armor development and new industrial products were the primary causes of the increase in research and development expenses.
Other Income (Expense). Our net other income for the three months ended June 30, 2007 was $2.4 million, an increase of $1.9 million or 447.5%, compared to $434,000 in the corresponding prior year quarter. Other income for the six months ended June 30, 2007 was $4.4 million, an increase of $3.9 million or 815.9%, compared to net other income of $484,000 for the six months ended June 30, 2006. The primary reason for the change was an increase in interest income received from investing higher cash balances in short-term marketable securities. Interest expense was $1.0 million for the three months ended June 30, 2007 and $2.1 million for the six months ended June 30, 2007 .
Income before Provision for Income Taxes. Our income before provision for income taxes for the three months ended June 30, 2007 was $59.8 million, an increase of $14.7 million, or 32.4%, compared to $45.1 million in the corresponding prior year quarter. For the six months ended June 30, 2007, income before provision for income taxes was $119.4 million, an increase of $35.5 million, or 42.3%, from $83.9 million for the six months ended June 30, 2006.
Our Advanced Ceramic Operations division’s income before provision for income taxes for the three months ended June 30, 2007 was $57.8 million, an increase of $16.7 million, or 40.4%, compared to $41.1 million in the corresponding prior year quarter. For the six months ended June 30, 2007, income before provision for income taxes was $113.3 million, an increase of $37.9 million or 50.1%, from $75.4 million for the six months ended June 30, 2006. The increase in income before provision for income taxes for the six months ended June 30, 2007 was a result of higher sales of body armor, improved manufacturing production rates in our armor assembly areas and a reduction of start up and training expenses in our Lexington, Kentucky hot press facility, compared to the six months ended June 30, 2006. Offsetting these improvements were higher research and development expenses for armor products.
Our ESK Ceramics subsidiary’s income before provision for income taxes for the three months ended June 30, 2007 was $4.1 million, an increase of $333,000, or 8.9% compared to $3.7 million in the corresponding prior year quarter. For the six months ended June 30, 2007 income before provision for income taxes was $8.3 million, an increase of $109,000 or 1.3%, from $8.2 million in the corresponding prior year period. The slight increase in income before provision for income taxes was due to increased sales of boron nitride to the cosmetics industry and increased sales of surfaced engineered parts, offset by reduced gross profits from the sale of fluid handling and wear parts, and evaporation boats.
Our Semicon Associates division’s income before provision for income taxes for the three months ended June 30, 2007 was $357,000, a decrease of $10,000 or 2.7%, from $367,000 in the corresponding prior year quarter. For the six months ended June 30, 2007 income before provision for income taxes was $499,000, a decrease of $410,000 or 45.1%, from $0.9 million in the corresponding prior year period. The decrease in income before provision for income taxes for the six months ended June 30, 2007 was due primarily to reduced sales of laser cathodes and magnets, unfavorable product mix, higher expenses related to the production of magnets and higher spending for repairs and maintenance.
Our Thermo Materials division’s income before provision for income taxes for the three months ended June 30, 2007 was $176,000, a decrease of $82,000 or 31.8%, from $258,000 in the corresponding prior year quarter. For the six months ended June 30, 2007 income before provision for income taxes was $0.5 million, an increase of $121,000 or 30.2%, from $401,000 in the corresponding prior year period. The increase in income before provision for income taxes for the six months ended June 30, 2007 was primarily due to an improved sales mix caused by higher sales of crucibles.
Our Ceradyne Canada subsidiary had loss before provision for income taxes of $1.2 million for the three months ended June 30, 2007 and $2.1 million for the six months ended June 30, 2007. The loss was caused by operational start up expenses, the relocation of production equipment to Canada and the low absorption of manufacturing overhead due to lower than budgeted sales caused by a delay in qualifying for Nuclear Quality Assurance certification.
Income Taxes. We had a combined federal and state tax rate of 35.9% for the three months ended June 30, 2007 resulting in a provision for taxes of $21.5 million, an increase of $5.5 million, or 34.0%, from the $16.0 million in the corresponding prior year quarter. Our provision for income taxes for the six months ended June 30, 2007 was $43.0 million, an increase of $12.8 million, or 42.5%, from the $30.1 million in the corresponding prior year period. The effective income tax rate for the six months ended June 30, 2007 was 36.0% compared to 35.9% in the corresponding year period.
Liquidity and Capital Resources
We generally have met our operating and capital requirements with cash flow from operating activities, borrowings under our credit facility, and proceeds from the sale of shares of our common stock.
Our net cash position increased by $25.4 million during the six months ended June 30, 2007 compared to a $50.3 million decrease during the six months ended June 30, 2006. For the six months ended June 30, 2007, cash flow provided by operating activities amounted to $63.5 million compared to $51.3 million during the six months ended June 30, 2006. The primary factors contributing to cash flow from operating activities in the six months ended June 30, 2007, were net income of $76.4 million, and adjustments of non-cash amounts related to depreciation and amortization of $10.7 million and stock compensation of $1.2 million. Additional factors contributing to the increase in cash flow provided by operating activities were a decrease in accounts receivable of $5.8 million, due to faster collections from customers, and an increase of $7.1 million in other long term liabilities due to an increase in the reserve for unrecognized tax benefits, and an increase of $0.8 million in employee benefits. These increases in cash provided by operating activities were partially offset by an increase in deferred income taxes of $1.5 million, an increase in inventories of $17.5 million, primarily as a result of higher production levels of body armor at our Advanced Ceramic Operations segment, an increase in prepaid expenses and other assets of $4.7 million, a reduction in accounts payable and accrued expenses of $1.5 million and a reduction in income taxes payable of $13.0 million, due to payments of income tax installments.
Investing activities consumed $44.0 million of cash during the six month period ended June 30, 2007. This included $15.5 million for the purchase of property, plant and equipment; a $25.9 million increase in the amount of excess cash balances invested in short-term securities; and the allocation of $2.6 million of cash to a restricted status.
Financing activities during the six months ended June 30, 2007 provided net cash of $5.3 million, primarily generated by the exercises of stock options of $0.5 million, the issuance of stock for the employer matching contribution to our 401(k) plan of $1.1 million and a tax benefit of $3.7 million due to options exercised. The effect of exchange rates on cash and equivalents due to our investment in ESK Ceramics was $0.6 million.
During December 2005, we issued $121.0 million principal amount of 2.875% senior subordinated convertible notes due December 15, 2035.
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
We are obligated to pay contingent interest to the holders of the notes during any six-month period from June 15 to December 14 and from December 15 to June 14, commencing with the six-month period beginning December 20, 2010 and ending on June 14, 2011, if the average trading price of the note for the five trading day period ending on the third trading day immediately preceding the first day of the relevant contingent interest period equals $1,200 (120% of the principal amount of a note) or more. The amount of contingent interest payable per note for any relevant contingent interest period shall equal 0.25% per annum of the average trading price of a note for the five trading day period ending on the third trading day immediately preceding the first day of the relevant contingent interest period. This contingent interest payment feature represents an embedded derivative. However, based on the de minimus value associated with this feature, no value has been assigned at issuance and at June 30, 2007.
In December 2005, we established a new unsecured $10.0 million line of credit. As of June 30, 2007, there were no outstanding amounts on the line of credit. However, the available line of credit at June 30, 2007 has been reduced by an outstanding letter of credit in the amount of $2.3 million. The interest rate on the credit line is based on the LIBOR rate for a period of one month, plus a margin of one percent, which equaled 6.3% as of June 30, 2007.
Pursuant to the bank line of credit, we are subject to certain covenants, which include, among other things, the maintenance of specified minimum amounts of tangible net worth and quick assets to current liabilities ratio. At June 30, 2007, we were in compliance with these covenants.
Our cash, cash equivalents, restricted cash and short-term investments totaled $258.0 million at June 30, 2007, compared to $204.1 million at December 31, 2006. At June 30, 2007, we had working capital of $418.5 million, compared to $332.1 million at December 31, 2006. Our cash position includes amounts denominated in foreign currencies, and the repatriation of those cash balances from our ESK Ceramics subsidiary does not result in additional tax costs. We believe that our current cash and cash equivalents on hand and cash available from the sale of short-term investments, cash available from additional borrowings under our revolving line of credit and cash we expect to generate from operations will be sufficient to finance our anticipated capital and operating requirements for at least the next 12 months. Our anticipated capital requirements primarily relate to the expansion of our manufacturing facilities in both the United States and Germany. We also may utilize cash, and, to the extent necessary, borrowings from time to time to acquire other businesses, technologies or product lines that complement our current products, enhance our market coverage, technical capabilities or production capacity, or offer growth opportunities.
On June 27, 2007, we announced that we had signed a definitive agreement to acquire EaglePicher Boron LLC located in Quapaw, Oklahoma, for approximately $69.0 million in cash. We anticipate that the transaction will close in the third quarter of 2007. On July 10, 2007, we purchased Minco, Inc. based in Midway, Tennessee for $27.5 million in cash.
Our material contractual obligations and commitments as of June 30, 2007 include a $7.1 million reserve for unrecognized tax benefits. The reserve is classified as long term liabilities on our Consolidated Balance Sheet as of June 30, 2007.
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
Our debt is comprised of $121.0 million of a convertible note with a fixed coupon rate of 2.875%. The fair value of long-term debt was $168.6 million and is based on quoted market prices at June 30, 2007.
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
Approximately 16.0% of our revenues for the six months ended June 30, 2007 were derived from operations outside the United States. Our acquisition of ESK Ceramics provided additional revenues that were derived outside the United States. Therefore, we are subject to fluctuations in sales and earnings reported in U.S. dollars as a result of changing currency exchange rates.
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
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2007 (the end of the period covered by this report). Based on this evaluation, taking into account the items discussed above in this Item 4, our principal executive officer and principal financial officer concluded that our current disclosure controls and procedures (as defined in Rules 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934) are effective.
Changes in Internal Control over Financial Reporting
Our management evaluated our internal control over financial reporting and there have been no changes during the fiscal quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
In August 2006, shareholder derivative lawsuits were filed purportedly on behalf of the company against various current and former officers and directors of the company relating to alleged backdating of stock options. Two derivative suits filed in federal court were subsequently consolidated in the action. A consolidated complaint was filed on or about November 27, 2006, alleging claims for violations of Section 10(b) of the Securities Exchange Act and Rule 10b-5 thereunder, violations of

Section 14(a) of the Securities Exchange Act, violations of Section 20(a) of the Securities Exchange Act, insider selling under the California Corporations Code, as well as common law claims for accounting, breach of fiduciary duty, aiding and abetting breaches of fiduciary duty, unjust enrichment, and rescission against certain current and former officers, directors and employees. A subsequent complaint was filed in United States District Court for the Central District of California in December 12, 2006 against various current and former officers and directors of the company alleging similar causes of action. This case has been transferred and consolidated with the other pending actions. Three other shareholder derivative suits are pending in Superior Court in Orange County, California. Two of those suits were filed in August 2006 and subsequently consolidated. A third suit was filed by the same plaintiffs’ law firm in December 2006. Each state court complaint alleges claims for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, accounting, rescission, constructive trust, and violations of California Corporations Code against certain current and former officers, directors and employees. Discovery requests were served in the state actions only and the defendants have objected to providing responses at this time. The parties have had preliminary discussions regarding resolution; however, no agreements have been reached to date. The impact of the outcome of these lawsuits is undeterminable at this time.
Item 1A. Risk Factors
There have been no significant changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
Item 2. Not applicable
Item 3. Not applicable
Item 4. Submission of Matters to a Vote of Security Holders
     The following matters were voted upon at the Annual Meeting of Stockholders held on June 4, 2007:
1.	The following six persons were elected to the Board of Directors of the Company to serve until the next annual meeting of stockholders or until their successors are elected and have qualified:

	Number of Votes Cast
		Authority
	For	Withheld
Joel P. Moskowitz	15,574,434	8,228,456
Richard A. Alliegro	17,555,575	6,247,315
Frank Edelstein	17,557,750	6,245,140
Richard A. Kertson	23,343,320	459,570
William C. La Course	23,343,462	459,428
Milton L. Lohr	17,540,122	6,262,768
2.	The appointment of PricewaterhouseCoopers LLP to serve as the Company’s independent registered public accounting firm for the year ending December 31, 2007 was approved by the following vote:

For: 23,570,818	Against: 200,909	Abstain: 31,162
Item 5. Not applicable
Item 6. Exhibits
     (a) Exhibits:

Exhibit
Number	Description

2.1*	Sale and Purchase Agreement dated June 26, 2007, among Ceradyne, Inc., Ceradyne EPB, Inc., EaglePicher Boron, LLC, EaglePicher Technology Holdings, LLC and EaglePicher Corporation.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit
Number	Description

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Schedules and similar attachments to the Sale and Purchase Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Registrant will furnish supplementally a copy of any omitted schedule or similar attachment to the Securities and Exchange Commission upon request.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CERADYNE, INC.
Date: July 24, 2007	By:	/s/ JERROLD J. PELLIZZON
Jerrold J. Pellizzon
Vice President Chief Financial Officer (Principal Financial and Accounting Officer)

Index to Exhibits

Exhibit	Description

2.1*	Sale and Purchase Agreement dated June 26, 2007, among Ceradyne, Inc., Ceradyne EPB, Inc., EaglePicher Boron, LLC, EaglePicher Technology Holdings, LLC and EaglePicher Corporation.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Schedules and similar attachments to the Sale and Purchase Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Registrant will furnish supplementally a copy of any omitted schedule or similar attachment to the Securities and Exchange Commission upon request.