Form 10-Q
period 2007-09-30
CERADYNE INC
filed 2007-10-30
CIK 18937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the transition period from                                                          to
Commission File No. 000-13059

CERADYNE, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0055414 (I.R.S. Employer Identification No.)

3169 Red Hill Avenue, Costa Mesa, CA (Address of principal executive)	92626 (Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 18, 2007

Common Stock, $0.01 par value	27,315,905 Shares
Exhibit Index on Page 31

CERADYNE, INC.

CERADYNE, INC.
FORM 10-Q
FOR THE QUARTER ENDED
SEPTEMBER 30, 2007
PART I. FINANCIAL INFORMATION
Item 1. Unaudited Consolidated Financial Statements
CERADYNE, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	September 30,	December 31,
	2007	2006
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$15,146	$13,547
Restricted cash	2,633	—
Short-term investments	155,970	190,565
Accounts receivable, net of allowances for doubtful accounts of approximately $893 and $1,158 at September 30, 2007 and December 31, 2006, respectively	96,569	77,162
Other receivables	5,236	3,289
Inventories, net	102,552	73,109
Production tooling, net	19,604	20,975
Prepaid expenses and other	15,408	11,859
Deferred tax asset	12,019	11,469

TOTAL CURRENT ASSETS	425,137	401,975

PROPERTY, PLANT AND EQUIPMENT, net	232,529	183,011
INTANGIBLE ASSETS, net	38,221	8,389
GOODWILL	45,813	16,518
OTHER ASSETS	4,122	3,922

TOTAL ASSETS	$745,822	$613,815

CURRENT LIABILITIES
Accounts payable	$34,103	$35,470
Accrued expenses	22,908	21,821
Income taxes payable	2,047	12,621

TOTAL CURRENT LIABILITIES	59,058	69,912
LONG-TERM DEBT	121,000	121,000
EMPLOYEE BENEFITS	15,609	13,274
OTHER LONG TERM LIABILITY	6,964	—
DEFERRED TAX LIABILITY	6,237	3,018

TOTAL LIABILITIES	208,868	207,204
COMMITMENTS AND CONTINGENCIES (Note 12)
SHAREHOLDERS’ EQUITY
Common stock, $0.01 par value, 100,000,000 authorized, 27,314,780 and 27,119,012 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	272	272
Additional paid in capital	185,915	178,252
Retained earnings	326,078	217,036
Accumulated other comprehensive income	24,689	11,051

TOTAL SHAREHOLDERS’ EQUITY	536,954	406,611

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$745,822	$613,815

See accompanying condensed notes to Consolidated Financial Statements

CERADYNE, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
NET SALES	$191,606	$185,796	$565,408	$484,159
COST OF GOODS SOLD	115,819	115,265	335,125	295,962

Gross profit	75,787	70,531	230,283	188,197
OPERATING EXPENSES
Selling	6,872	5,678	19,617	17,368
General and administrative	11,280	8,744	30,218	26,117
Research and development	5,680	2,532	13,561	7,731

	23,832	16,954	63,396	51,216

Income from operations	51,955	53,577	166,887	136,981

OTHER INCOME (EXPENSE):
Royalty income	30	30	105	90
Interest income	3,291	1,753	9,542	4,355
Interest expense	(1,104)	(1,023)	(3,154)	(3,081)
Miscellaneous	(103)	(257)	54	(377)

	2,114	503	6,547	987
Income before provision for income taxes	54,069	54,080	173,434	137,968
PROVISION FOR INCOME TAXES	21,419	17,158	64,392	47,304

NET INCOME	$32,650	$36,922	$109,042	$90,664

BASIC INCOME PER SHARE	$1.20	$1.37	$4.00	$3.37

DILUTED INCOME PER SHARE	$1.16	$1.34	$3.93	$3.31

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	27,304	27,000	27,231	26,887
DILUTED	28,052	27,461	27,766	27,372
See accompanying condensed notes to Consolidated Financial Statements

CERADYNE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Nine Months Ended
	September 30,
	2007	2006
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$109,042	$90,664
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Depreciation and amortization	17,948	13,165
Deferred income taxes	(2,014)	135
Stock compensation	1,842	3,346
Loss on equipment disposal	794	158
Change in operating assets and liabilities:
Accounts receivable, net	(12,995)	(8,742)
Other receivables	(1,735)	(444)
Inventories	(16,927)	(3,770)
Production tooling	1,480	(6,751)
Prepaid expenses and other assets	(1,167)	(2,376)
Accounts payable and accrued expenses	(4,418)	22,826
Income taxes payable	(11,042)	(2,489)
Other long term liability	6,964	—
Employee benefits	1,237	878

NET CASH PROVIDED BY OPERATING ACTIVITES	89,009	106,600

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(28,343)	(27,597)
Changes in restricted cash	(2,633)	—
Sales and purchases of short-term investments	34,595	(107,685)
Acquisition of businesses, net of cash acquired	(98,606)	(6,605)

NET CASH USED IN INVESTING ACTIVITIES	(94,987)	(141,887)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock due to exercise of options and vesting of restricted stock units	603	871
Proceeds from issuance of stock for stock plans	1,085	828
Excess tax benefit due to exercise of stock options	4,133	1,129
Other	48	(125)

NET CASH PROVIDED BY FINANCING ACTIVITIES	5,869	2,703

EFFECT OF EXCHANGE RATES ON CASH AND EQUIVALENTS	1,708	1,025

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,599	(31,559)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	13,547	91,542

CASH AND CASH EQUIVALENTS, END OF PERIOD	$15,146	$59,983

SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES:
Interest paid	$1,756	$1,712
Income taxes paid	$67,286	$49,774

See accompanying condensed notes to Consolidated Financial Statements

CERADYNE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(Unaudited)
1. Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement have been included. Operating results for the nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.
The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. For further information, refer to the Consolidated Financial Statements and Notes to Financial Statements included in Ceradyne’s Annual Report on Form 10-K for the year ended December 31, 2006.
2. Share Based Compensation
See Note 4 below for information concerning an internal investigation into our stock option grant practices for the period of 1997 through June 30, 2006.
Share-based compensation expense recognized under SFAS 123(R) for the three and nine months ended September 30, 2007 was $0.7 million and $1.8 million respectively, which was related to stock options and restricted stock units. This compared to $433,000 and $3.3 million for the three and nine months ended September 30, 2006. A pretax stock-based compensation charge of approximately $2.2 million was included in the charge taken in the nine months ended September 30, 2006.
Share-based compensation expense is based on the value of the portion of share-based payment awards that is ultimately expected to vest. SFAS 123(R) requires forfeitures to be estimated at the time of grant in order to estimate the amount of share-based awards that will ultimately vest. The forfeiture rate is based on historical rates. Share-based compensation expense recognized in the Company’s Consolidated Statements of Income for the three and nine month periods ended September 30, 2007 and the three and nine months ended September 30, 2006 includes (i) compensation expense for share-based payment awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the pro forma provisions of SFAS 123 and (ii) compensation expense for the share-based payment awards granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). As share-based compensation expense recognized in the Consolidated Statements of Income for the three and nine month periods ended September 30, 2007 and three and nine months ended September 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures.
The Company maintains the 1994 Stock Incentive Plan and 2003 Stock Incentive Plan.
The Company was authorized to grant options for up to 2,362,500 shares under its 1994 Stock Incentive Plan. The Company has granted options for 2,691,225 shares and has had cancellations of 395,336 shares through September 30, 2007. There are no remaining stock options available to grant under this plan. The options granted under this plan generally became exercisable over a five-year period for incentive stock options and six months for nonqualified stock options and have a maximum term of ten years.
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
The Company may grant options and Units for up to 1,125,000 shares under the 2003 Stock Incentive Plan. The Company has granted options for 475,125 shares and Units for 227,400 shares under this plan through September 30, 2007. There have been cancellations of 48,925 shares associated with this plan through September 30, 2007. The options under this plan have a life of ten years.
During the three and nine months ended September 30, 2007 and 2006, the Company issued Units to certain directors, officers and employees with weighted average grant date fair values and Units issued as indicated in the table below. Pursuant to SFAS 123(R), the Company records compensation expense for the amount of the grant date fair value on a straight line basis over the vesting period. The Company incurred charges associated with the vesting of the Units of $1.3 million for the nine months ended September 30, 2007 and $0.6 million for the nine months ended September 30, 2006.
Share-based compensation expense reduced the Company’s results of operations as follows (dollars in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Share-based compensation expense recognized:
General and administrative, options	$176	$199	$552	$2,779
General and administrative, restricted stock units	479	234	1,290	567
Related deferred income tax benefit	(259)	(137)	(683)	(1,167)

Decrease in net income	$396	$296	$1,159	$2,179

Decrease in basic earnings per share	$0.01	$0.01	$0.04	$0.08

Decrease in diluted earnings per share	$0.01	$0.01	$0.04	$0.08

The amounts above include the impact of recognizing compensation expense related to non-qualified stock options.
As of September 30, 2007, there was $1.2 million of total unrecognized compensation cost related to 127,425 non-vested outstanding stock options, with a per share weighted average value of $14.22. The unrecognized expense is anticipated to be recognized on a straight-line basis over a weighted average period of 1.9 years. In addition, the aggregate intrinsic value of stock options exercised was $8.5 million and $7.4 million for the nine months ended September 30, 2007 and 2006.
As of September 30, 2007, there was approximately $7.4 million of total unrecognized compensation cost related to non-vested Units granted under the 2003 Stock Incentive Plan. That cost is expected to be recognized over a weighted average period of 4.0 years.
     The following is a summary of stock option activity:

	Nine Months Ended
	September 30, 2007
		Weighted
		Average
	Number of	Exercise
	Options	Price
Outstanding, December 31, 2006	677,370	$11.41
Options granted	—	$—
Options exercised	(156,420)	$8.14
Options cancelled	(5,625)	$21.51

Outstanding, September 30, 2007	515,325	$12.30

Exercisable, September 30, 2007	387,900	$11.66
     The following is a summary of Unit activity:

	Nine Months Ended
	September 30, 2007
		Weighted
		Average Grant
	Units	Fair Value
Non-vested Units at December 31, 2006	137,100	$41.13
Granted	72,850	$66.06
Vested	(30,791)	$41.11
Forfeited	(24,300)	$42.37

Non-vested Units at September 30, 2007	154,859	$52.67

The following table summarizes information regarding options outstanding and options exercisable at September 30, 2007:

	Outstanding				Exercisable
		Average	Weighted	Aggregate		Average	Weighted	Aggregate
		Remaining	Average	Intrinsic		Remaining	Average	Intrinsic
	Number of	Contractual	Exercise	Value	Number of	Contractual	Exercise	Value
Range of Exercise Prices	Options	Life (Years)	Price	(000s)	Options	Life (Years)	Price	(000s)
$1.44 — $2.81	5,400	1.46	$1.68	$400	5,400	1.46	$1.68	$400
$2.98 — $4.58	232,450	4.32	$4.09	$16,656	187,225	4.13	$4.25	$13,386
$10.53 — $16.89	132,825	5.94	$16.89	$7,817	110,775	5.94	$16.89	$6,519
$18.80 — $24.07	144,650	6.93	$21.66	$7,822	84,500	6.87	$21.88	$4,551

	515,325	5.44	$12.30	$32,695	387,900	5.21	$11.66	$24,856

The following table summarizes information regarding Units outstanding at September 30, 2007:

	Outstanding
		Average	Weighted	Aggregate
		Remaining	Average	Intrinsic
	Number of	Contractual	Grant	Value
Range of Grant Prices	Units	Life (Years)	Fair Value	(000s)
$21.46 — $22.68	36,200	2.54	$22.38	$1,857
$42.28 — $45.67	13,469	3.08	$44.26	$396
$52.46 — $62.07	58,340	3.89	$59.11	$850
$66.35 — $81.18	46,850	4.56	$69.42	$255

	154,859	3.71	$52.67	$3,358

3. Acquisitions
On July 10, 2007, the Company completed the acquisition of Minco, Inc. (“Minco”) based in Midway, Tennessee, pursuant to a Sale and Purchase Agreement of the same date. Minco’s results from operations are included in the Company’s Consolidated Statements of Income from the date of acquisition.
The purchase price was approximately $27.7 million in cash, which included $179,000 of transaction costs.
Minco is a key supplier of raw materials to Ceradyne’s Thermo Materials division. Minco was founded in 1977 to manufacture and market fused silica powders for a wide range of industrial applications. Minco’s fusing process, which is the basis of its entire product line, is based on its proprietary technology.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” the acquisition has been accounted for under the purchase method of accounting. The estimates of fair value of the assets acquired and liabilities assumed are preliminary. The following table summarizes the components of the purchase price (in thousands):

Cash	$27,500
Transaction costs	179

Total purchase price	$27,679

Fair value of assets acquired and liabilities assumed:
Cash	$332
Accounts receivable, net	2,503
Inventory	3,301
Property, plant and equipment	6,964
Other assets	1,624
Assumed liabilities	(1,592)
Deferred taxes	(4,815)
Backlog	110
Developed technology	1,510
Tradename	650
Customer relationships	6,210
Non-compete agreement	500
Goodwill	10,382

$27,679

The goodwill resulting from the Minco acquisition is included with the Thermo Materials segment. Goodwill will not be amortized but is subject to an ongoing assessment for impairment. Under SFAS No. 109, Accounting for Income Taxes, the goodwill from Minco is not tax deductible.
The estimated useful lives for Minco’s intangible assets are as follows:

Identified Intangible Asset	Estimated Useful Life in Years or Months
Developed technology	10 years
Trade name	10 years
Customer relationships	10 years
Backlog	1 month
Non-compete agreement	15 months
On August 31, 2007, the Company completed the purchase of EaglePicher Boron LLC. (“EP Boron”) located in Quapaw, Oklahoma pursuant to a Sale and Purchase Agreement dated June 27, 2007. EP Boron was renamed Boron Products, LLC and is doing business as Ceradyne Boron Products. Their results from operations are included in the Company’s Consolidated Statements of Income from the date of acquisition.
The purchase price was approximately $71.3 million in cash which included $1.7 million of transaction costs.
EP Boron was established in the early 1970’s to produce the boron isotope 10B. This isotope is a strong neutron absorber and is used for both nuclear waste containment and nuclear power plant neutron radiation control. EP Boron also produces complementary chemical isotopes used in the normal operation and control of nuclear power plants. Ceradyne anticipates that this acquisition will further strengthen its entry, announced earlier last year, into the nuclear waste containment and other nuclear power plant related ceramic materials markets.
In accordance with SFAS No. 141, “Business Combinations,” the acquisition has been accounted for under the purchase method of accounting. The estimates of fair value of the assets acquired and liabilities assumed are preliminary. The following table summarizes the components of the purchase price (in thousands):

Cash	$69,600
Transaction costs	1,659

Total purchase price	$71,259

Fair value of assets acquired and liabilities assumed:
Accounts receivable, net	$2,811
Inventory	6,375
Property, plant and equipment	23,636
Other assets	61
Assumed liabilities	(1,505)
Backlog	1,110
Developed technology	2,280
Customer relationships	18,290
Goodwill	18,201

$71,259

In accordance with SFAS No. 141, “Business Combinations”, the new intangible asset balance for each acquisition will be allocated between identifiable intangible assets and remaining goodwill. Under Statement of Financial Accounting Standards No. 109 (“SFAS 109”), Accounting for Income Taxes, the goodwill from this acquisition is tax deductible over 15 years.

The estimated useful lives for Ceradyne Boron Products’ intangible assets are as follows:

Identified Intangible Asset	Estimated Useful Life in Years or Months
Developed technology	12.5 years
Customer relationships	12.5 years
Backlog	3 months
The determination of the fair value of assets and liabilities as well as the identification of other intangible assets for these acquisitions is continuing as the purchase price allocation is preliminary and subject to refinement as more information relative to the fair value as of the acquisition dates becomes available. The Company considers these acquisitions to be immaterial.
4. Review of Historical Stock Option Grant Procedures Share Based Compensation
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
Had this estimated Stock-Based Charge been reflected, as and when incurred, in the Company’s results of operations for prior years, the impact on net income for Ceradyne’s fiscal years ended December 31 would have been a reduction of $21,000 in 1997, a reduction of $45,000 in 1998, a reduction of $47,000 in 1999, a reduction of $104,000 in 2000, a reduction of $269,000 in 2001, a reduction of $74,000 in 2002, a reduction of $347,000 in 2003, a reduction of $0.6 million in 2004, and a reduction of $324,000 in 2005. As of September 30, 2007, the total remaining incremental stock-based compensation charge related to these stock option grants that are expected to vest in future periods with a revised accounting measurement date is immaterial. There was no impact on revenue or net cash provided by operating activities as a result of the estimated compensation charge.
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
Prior to December 31, 2006, the current members of Ceradyne’s Board of Directors, all current executive officers and all other employees of the Company amended all unexercised stock options they held which had an exercise price that is less than the price of the Company’s common stock on the actual date of grant, by increasing the exercise price to an amount equal to the closing price of the common stock as of the actual grant date. The Company has reimbursed and will continue to reimburse all non-executive officer employees for the increase in the exercise price for the modified options as they vest. Such reimbursement has not been and will not be material.
5. Net Income Per Share
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
The following is a summary of the number of shares entering into the computation of net income per common and potential common shares:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Weighted average number of shares outstanding	27,304,227	27,000,343	27,230,846	26,886,873
Dilutive stock options	292,885	438,618	291,988	433,057
Dilutive restricted stock units	27,544	21,946	41,626	52,030
Dilutive contingent convertible debt common shares	427,201	—	201,865	—

Number of shares used in fully diluted computations	28,051,857	27,460,907	27,766,325	27,371,960

6. Composition of Certain Financial Statement Captions
The Company holds certain cash balances that are restricted as to use. The restricted cash is used as collateral for the Company’s partially self insured workers compensation policy.

Inventories are valued at the lower of cost (first in, first out) or market. Inventory costs include the cost of material, labor and manufacturing overhead. The following is a summary of the inventory components as of September 30, 2007 and December 31, 2006 (in thousands):

	September 30, 2007	December 31, 2006
Raw materials	$23,912	$16,398
Work-in-process	53,881	34,265
Finished goods	24,759	22,446

	$102,552	$73,109

Property, plant and equipment is recorded at cost and consists of the following (in thousands):

	September 30, 2007	December 31, 2006
Land	$14,828	$11,226
Buildings and improvements	77,547	62,509
Machinery and equipment	177,318	138,557
Leasehold improvements	16,489	15,077
Office equipment	16,416	13,816
Construction in progress	12,052	9,020

	314,650	250,205
Less accumulated depreciation and amortization	(82,121)	(67,194)

	$232,529	$183,011

The components of intangible assets are as follows (in thousands):

	September 30, 2007			December 31, 2006
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortizing Intangible Assets
Backlog	$1,795	$1,062	$733	$575	$558	$17
Developed technology	10,393	1,301	9,092	6,007	820	5,187
Tradename	1,110	72	1,038	460	23	437
Customer relationships	25,230	341	24,889	730	36	694
Non-compete agreement	500	85	415	—	—	—
Non-amortizing tradename	2,054	—	2,054	2,054	—	2,054

Total	$41,082	$2,861	$38,221	$9,826	$1,437	$8,389

Amortization of definite-lived intangible assets will be approximately $4. 2 million in fiscal year 2007, $2.6 million in each of the fiscal years 2008 through 2016, and $1.5 million in fiscal year 2017.
The roll forward of the goodwill balance by segment for the nine months ended September 30, 2007 is as follows (in thousands):

	ACO	Semicon	Thermo	ESK	Canada	Ceradyne Boron Products	Total

December 31, 2006	$2,608	$603	$279	$9,196	$3,832	—	$16,518
Acquisition of Minco, Inc.	—	—	10,382	—	—	—	10,382
Acquisition of Ceradyne Boron
Products	—	—	—	—	—	18,201	18,201
Translation	—	—	—	712	—	—	712

September 30, 2007	$2,608	$603	$10,661	$9,908	$3,832	$18,201	$45,813

7. Recent Accounting Pronouncements
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
The Company is obligated to pay contingent interest to the holders of the Notes during any six-month period from June 15 to December 14 and from December 15 to June 14, commencing with the six-month period beginning December 20, 2010 and ending on June 14, 2011, if the average trading price of the note for the five trading day period ending on the third trading day immediately preceding the first day of the relevant contingent interest period equals $1,200 (120% of the principal amount of a note) or more. The amount of contingent interest payable per note for any relevant contingent interest period shall equal 0.25% per annum of the average trading price of a note for the five trading day period ending on the third trading day immediately preceding the first day of the relevant contingent interest period. This contingent interest payment feature represents an embedded derivative. However, based on the de minimus value associated with this feature, no value has been assigned at issuance and at September 30, 2007.
On or prior to the maturity date of the Notes, upon the occurrence of a fundamental change, under certain circumstances, the Company will provide for a make whole amount by increasing, for the time period described herein, the conversion rate by a number of additional shares for any conversion of the Notes in connection with such fundamental change transactions. The amount of additional shares will be determined based on the price paid per share of Ceradyne’s common stock in the transaction constituting a fundamental change and the effective date of such transaction. This make whole premium feature represents an embedded derivative. Since this feature has no measurable impact on the fair value of the Notes and no separate trading market exists for this derivative, the value of the embedded derivative was determined to be de minimus. Accordingly, no value has been assigned at issuance or at September 30, 2007.
The Company utilizes a convertible bond pricing model and a probability weighted valuation model, as applicable, to determine the fair values of the embedded derivatives noted above.
In December 2005, the Company established a new unsecured $10.0 million line of credit. As of September 30, 2007, there were no outstanding amounts on the line of credit. However, the available line of credit at September 30, 2007 has been reduced by an outstanding letter of credit in the amount of $1.5 million. The interest rate on the credit line is based on the LIBOR rate for a period of one month, plus a margin of one percent, which equaled 6.2% as of September 30, 2007.
Pursuant to the bank line of credit, the Company is subject to certain covenants, which include, among other things, the maintenance of specified minimum amounts of tangible net worth and quick assets to current liabilities ratio. At September 30, 2007, the Company was in compliance with these covenants.
9. Disclosure About Segments of an Enterprise and Related Information
The Company serves its markets and manages its business through six operating segments, each of which has its own manufacturing facilities and administrative and selling functions. The Company’s Advanced Ceramic Operations, located in Costa Mesa, Irvine and San Diego, California; Lexington, Kentucky; and Wixom, Michigan, primarily produces armor, orthodontic products, diesel engine parts, components for semiconductor equipment, and houses the Company’s SRBSN research and development activities. The Company’s cathode development and production are handled through its Semicon Associates division located in Lexington, Kentucky. Fused silica products, including missile radomes, are produced at the Company’s Thermo Materials division located in Scottdale and Clarkston, Georgia. The Company’s recently constructed manufacturing facility in Tianjin, China will manufacture fused silica crucibles for photovoltaic solar cell applications, and will be part of the Thermo Materials operating segment. Minco, Inc., which Ceradyne acquired on July 10, 2007, is included in the Thermo Materials operating segment. Minco manufactures fused silica, which is a primary raw material used in products manufactured by our Thermo Materials division. The Company’s ESK Ceramics subsidiary is located in Kempten, Germany and Bazet, France. This subsidiary produces ceramic powders, including boron carbide powder for ceramic body armor, evaporation boats for metallization, functional and frictional coatings utilized in the automotive and textile industries, high performance pump seals, fluid handling, refactory products and ceramic powders used in cosmetics. The Company’s Ceradyne Canada subsidiary acquired certain assets in June 2006, including a building, equipment and technology, related to the production of structural neutron absorbing materials for use in the storage of spent nuclear rods. The building and operations of Ceradyne Canada are located in Chicoutimi, Quebec, Canada. The Company added a sixth operating segment in August 2007, when it acquired EaglePicher Boron, LLC. EaglePicher Boron, LLC owns certain assets, including approximately 155 acres and several buildings, equipment and technology, related to the production of the boron isotope 10B. This isotope is a strong neutron absorber and is used for both nuclear waste containment and nuclear power plant neutron radiation control. EaglePicher Boron, LLC also produces complementary chemical isotopes used in the normal operation and control of nuclear power plants. The Company has changed the legal name of EaglePicher Boron, LLC to Boron Products, LLC and will be doing business as Ceradyne Boron Products.
Ceradyne’s six segment facilities and products are summarized in the following table:

Operating Segment and Facility Location	Products

Ceradyne Advanced Ceramic Operations	Defense Applications:
• Lightweight ceramic armor

Costa Mesa, Irvine and San Diego, California(1)	Industrial Applications:
Approximately 249,000 square feet	• Ceralloy® 147 SRBSN wear parts • Precision ceramics

Lexington, Kentucky(2)	Automotive/Diesel Applications:
Approximately 115,000 square feet	• Ceralloy® 147 SRBSN automotive/diesel engine parts

Wixom, Michigan(3)	Commercial Applications:
Approximately 29,000 square feet	• Ceramic orthodontic brackets • Components for medical devices

ESK Ceramics	Defense Applications:

Kempten, Germany(4) Approximately 544,000 square feet	• Boron carbide powders for body armor Industrial Applications:
Bazet, France(5) Approximately 88,000 square feet	• Ceramic powders: boron carbide, boron nitride, titanium
         diboride, calcium hexaboride and
         zirconium diboride
   •    Silicon carbide parts
   •    Evaporation boats for the packaging industry
   •    High performance pump seals

Automotive/Diesel Applications:
• EKagrip® functional and frictional coatings Commercial Applications:
• BORONEIGE® powder for cosmetics

Ceradyne Semicon Associates	Industrial Applications:
Lexington, Kentucky(6) Approximately 35,000 square feet	• Ceramic-impregnated dispenser cathodes for microwave tubes, lasers and cathode ray tubes • Samarium cobalt magnets

Operating Segment and Facility Location	Products

Ceradyne Thermo Materials	Defense Applications:

Scottdale and Clarkston, Georgia(7) Approximately 132,000 square feet Tianjin, China(8)	• Missile radomes (nose cones) • Raw material supplies for missile radomes (nose cones) Industrial Applications:
Approximately 98,000 square feet Midway, Tennessee(9) Approximately 105,000 square feet	• Glass tempering rolls • Metallurgical tooling • Castable and other fused silica products • Crucibles for photovoltaic solar cell applications • Aerospace (turbine components)

Ceradyne Canada	Industrial Applications:

Chicoutimi, Quebec, Canada(10) Approximately 86,000 square feet	• Boral® structural neutron absorbing materials • Metal matrix composite structures

Ceradyne Boron Products	Industrial Applications:

Nuclear Applications:
Quapaw, Oklahoma(11) Approximately 128,000 square feet	• Nuclear chemistry products for use in pressurized water reactors and boiling water reactors
   •    Radioactive containment for use in spent fuel transport
         and storage
   •    Burnable poisons for coating of uranium fuel pellets

Semiconductor Applications:
• P-dopants for silicon boule manufacturing • P-dopants for ion implaning of silicon wafers

(1)	We have leases on our facilities in Costa Mesa, California, aggregating approximately 99,000 square feet, all of which expire in October 2010. We own our 40,000 square foot facility in Irvine, California. We lease in Irvine, California, a 24,000 square foot facility that expires in April 2009 and a 76,000 square foot facility that expires in April 2011. We lease a 10,000 square foot facility in San Diego, California that expires on December 31, 2007.

(2)	We own our facility in Lexington, Kentucky.

(3)	We have a lease on our Wixom, Michigan facility which expires in April 2010.

(4)	We own our facility in Kempten, Germany, as well as the 22-acre property on which our facility is located.

(5)	We own our facility in Bazet, France, as well as the four-acre property on which our facility is located.

(6)	We own our facility in Lexington, Kentucky, as well as the five-acre property on which our facility is located.

(7)	We own an 85,000 square foot facility in Scottdale, Georgia, as well as the five-acre property on which our facility is located. We have a lease on our 47,000 square foot facility in Clarkson, Georgia which expires in May 2009.

(8)	We own our facility in Tianjin, China, as well as the four-acre property on which our facility is located.

(9)	We own our facility in Midway, Tennessee as well as the 40-acre property on which our facility is located.

(10)	We own our facility in Chicoutimi, Quebec, Canada, as well as the seven-acre property on which our facility is located.

(11)	We own our facility in Quapaw, Oklahoma as well as the 155-acre property on which our facility is located.

The financial information for all segments is presented below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Revenue from External Customers
ACO	$145,881	$152,482	$447,069	$383,368
ESK Ceramics	39,009	36,956	121,463	110,381
Semicon Associates	1,640	2,150	6,021	6,838
Thermo Materials	10,250	4,175	18,534	11,006
Ceradyne Canada	1,389	485	3,172	485
Ceradyne Boron Products	2,114	—	2,114	—
Inter-segment elimination	(8,677)	(10,452)	(32,965)	(27,919)

Total	$191,606	$185,796	$565,408	$484,159

Depreciation and Amortization
ACO	$2,303	$1,975	$6,880	$5,494
ESK Ceramics	2,843	2,276	7,801	6,558
Semicon Associates	92	90	261	272
Thermo Materials	1,087	103	1,732	626
Ceradyne Canada	177	215	529	215
Ceradyne Boron Products	745	—	745	—

Total	$7,247	$4,659	$17,948	$13,165

Segment Income (Loss) before Provision for Income Taxes
ACO	$52,332	$47,746	$165,611	$123,194
ESK Ceramics	2,103	5,771	10,446	14,005
Semicon Associates	78	337	577	1,246
Thermo Materials	(30)	293	492	694
Ceradyne Canada	(342)	(297)	(2,430)	(321)
Ceradyne Boron Products	(84)	—	(84)	—
Inter-segment elimination	12	230	(1,178)	(850)

Total	$54,069	$54,080	$173,434	$137,968

Segment Assets
ACO	$382,112	$350,028	$382,112	$350,028
ESK Ceramics	202,587	172,313	202,587	172,313
Semicon Associates	5,458	6,220	5,458	6,220
Thermo Materials	62,999	17,395	62,999	17,395
Ceradyne Canada	19,568	15,914	19,568	15,914
Ceradyne Boron Products	73,098	—	73,098	—

Total	$745,822	$561,870	$745,822	$561,870

Expenditures for PP&E
ACO	$2,071	$3,039	$6,658	$13,127
ESK Ceramics	4,502	2,079	9,510	4,495
Semicon Associates	134	69	312	228
Thermo Materials	5,763	888	10,863	1,741
Ceradyne Canada	412	6	1,000	8,006
Ceradyne Boron Products	—	—	—	—

Total	$12,882	$6,081	$28,343	$27,597

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Percentage of U.S. net sales from external customers
ACO	74%	80%	77%	78%
ESK Ceramics	2%	3%	2%	4%
Semicon Associates	1%	1%	1%	1%
Thermo Materials	3%	2%	1%	1%
Ceradyne Canada	1%	0%	1%	0%
Ceradyne Boron Products	1%	0%	1%	0%

Total percentage of U.S. net sales from external customers	82%	86%	83%	84%

Percentage of foreign net sales from external customers
ACO	2%	2%	2%	2%
ESK Ceramics	14%	12%	14%	13%
Semicon Associates	0%	0%	0%	0%
Thermo Materials	2%	0%	1%	1%
Ceradyne Canada	0%	0%	0%	0%
Ceradyne Boron Products	0%	0%	0%	0%

Total percentage of foreign net sales from external customers	18%	14%	17%	16%

Percentage of total net sales from external customers
ACO	76%	82%	79%	80%
ESK Ceramics	16%	15%	16%	17%
Semicon Associates	1%	1%	1%	1%
Thermo Materials	5%	2%	2%	2%
Ceradyne Canada	1%	0%	1%	0%
Ceradyne Boron Products	1%	0%	1%	0%

Total percentage of total net sales from external customers	100%	100%	100%	100%

The following is revenue by product line for ACO (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Armor	$136,658	$141,899	$421,062	$353,501
Automotive	2,806	4,277	7,069	13,077
Orthodontics	2,547	2,738	8,042	7,685
Industrial	3,870	3,568	10,896	9,105

	$145,881	$152,482	$447,069	$383,368

10. Pension and Other Post-retirement Benefit Plans
The Company provides pension benefits to its employees in Germany. These pension benefits are rendered for the time after the retirement of the employees by payments into legally independent pension and relief facilities. They are generally based on length of service, wage level and position in the company. The direct and indirect obligations comprise obligations for pensions that are already paid currently and expectations for those pensions payable in the future. The Company has four separate plans in Germany: a) Pensionskasse — Old; b) Pensionskasse — New; c) Additional Compensation Plan; and d) Deferred Compensation Plan. For financial accounting purposes, the Additional and Deferred Compensation Plans are accounted for as single-employer defined benefit plans, Pensionskasse — Old is a multiemployer defined benefit plan and the Pensionskasse — New is a defined contribution plan. The Company also provides pension benefits to its employees of Ceradyne Boron Products located in Quapaw, Oklahoma. There are two defined benefit retirement plans, one for eligible salaried employees and one for hourly employees. The benefits for the salaried employee plan are based on years of credited service and compensation. The benefits for the hourly employee plan are based on stated amounts per year of service.

Components of net periodic benefit costs under these plans were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Service cost	$126	$553	$351	$1,617
Interest cost	146	464	340	1,354
Expected return on plan assets	(59)	(558)	(59)	(1,616)
Amortization of unrecognized gain	15	20	44	62

Net periodic benefit cost	$228	$479	$676	$1,417

11. Financial Instruments
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
12. Income Taxes
The Company has adopted FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, effective January 1, 2007. The adoption of FIN 48 resulted in no change to the reserve for unrecognized tax benefits (UTBs) that existed under FASB No. 5 at December 31, 2006. As such, there is no change recorded to retained earnings as a result of the adoption. It is the Company’s policy to classify accrued interest and penalties as part of the accrued FIN 48 liability.
Components of the required reserve at adoption and September 30, 2007 are as follows (in thousands):

	September 30, 2007	January 1, 2007
Federal, state and foreign UTBs	$6,363	$6,178
Interest	942	554
Federal/State Benefit of Interest	(341)	(202)

Total reserve for UTBs	$6,964	$6,530

In accordance with the provisions of FIN 48, this reserve was reclassified to other long term liabilities at the time of adoption from income taxes payable.
It is anticipated that any change in the above UTBs will impact the effective tax rate. During the quarter ended September 30, 2007, the Company released $130,000 of UTBs which related to statute expirations, interest and increases on certain positions. For UTBs that exist at September 30, 2007, the Company anticipates there will be no material changes in the next twelve months. At September 30, 2007, the 2002 through 2006 years are open and subject to potential examination in one or more jurisdictions. The Company is not currently under federal, state or foreign income tax examination.
During the three months and the nine months ended September 30, 2007, a tax adjustment of $2.9 million was recorded that related to prior periods due to an under accrual of state income taxes related to an apportionment factor.

13. Commitments and Contingencies
The Company leases certain of its manufacturing facilities under noncancelable operating leases expiring at various dates through April 2011. The Company incurred rental expense under these leases of $2.1 million and $2.0 million for the nine months ended September 30, 2007 and 2006, respectively. The approximate minimum rental commitments required under existing noncancelable leases as of September 30, 2007 are as follows (in thousands):

2007	$651
2008	2,280
2009	2,033
2010	1,596
2011	208
Thereafter	9

$6,777

In August, September and December 2006, shareholder derivative lawsuits were filed in the California Superior Court for Orange County, purportedly on behalf of Ceradyne against various current and former officers and directors of the Company relating to alleged backdating of stock options. Each state court complaint alleged claims for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, accounting, rescission, constructive trust, and violations of California Corporations Code. All state court actions have been consolidated into one case, designated, In re Ceradyne, Inc. Derivative Litigation, Orange County Superior Court, Case No. 06–CC–00156.
In September and December 2006, shareholder derivative lawsuits were filed in the United States District Court for the Central District of California, purportedly on behalf of Ceradyne against various current and former officers and directors of the Company relating to alleged backdating of stock options. All federal court actions have been consolidated into one case, designated, In re Ceradyne, Inc. Derivative Litigation, Master File No. SA CV 06–919 JVS. The consolidated federal action alleges, pursuant to a first amended consolidated complaint filed on September 17, 2007, claims for violations of Section 10(b) of the Securities Exchange Act and Rule 10b-5 thereunder, violations of Section 14(a) of the Securities Exchange Act, violations of Section 20(a) of the Securities Exchange Act, insider selling under the California Corporations Code, as well as common law claims for accounting, breach of fiduciary duty, aiding and abetting breaches of fiduciary duty, unjust enrichment, rescission and waste.
The plaintiffs in both the state and federal actions seek to require the individual defendants to rescind stock options they received which have an exercise price below the closing price of the Company’s common stock on the date of grant, to disgorge the proceeds of options exercised, to reimburse the Company for damages of an unspecified amount, and also seek certain equitable relief, attorneys’ fees and costs.
On October 26, 2007, the Company and the individual defendants filed motions to dismiss the first amended consolidated complaint in the federal action. These motions are set for hearing in January 2008. The plaintiffs in the state court action have agreed to voluntarily stay the state court action until January 2008, pending the federal court’s rulings on the motions to dismiss.
In summary, there are currently two shareholder derivative actions pending which contain substantially similar allegations. The cases filed in the Orange County Superior Court have been consolidated into one case, designated, In re Ceradyne, Inc. Derivative Litigation, Orange County Superior Court, Case No. 06–CC–00156. The cases filed in the United States District Court for the Central District of California have all been consolidated into one case, designated, In re Ceradyne, Inc. Derivative Litigation, Master File No. SA CV 06–919 JVS.
Settlement discussions have been actively pursued in both the state and federal actions, with the last global mediation session held on July 18, 2007; however, no agreements have been reached to date. The impact of the outcome of these lawsuits is undeterminable at this time.
A class action lawsuit was filed on March 23, 2007, in the California Superior Court for Orange County, in which it is asserted that the representative plaintiff, a former Ceradyne employee, and the putative class members, were not paid overtime at an appropriate overtime rate. The complaint alleges that the purportedly affected employees should have had their regular rate of pay for purposes of calculating overtime, adjusted to reflect the payment of a bonus to them for the four years preceding the filing of the complaint. The complaint further alleges that a waiting time penalty should be assessed for the failure to timely pay the correct overtime payment. Ceradyne has filed an answer denying the material allegations of the complaint. We believe that the lawsuit is without merit on the basis that our bonus policy is discretionary and is not of the type that is subject to inclusion in the regular hourly rate for purposes of calculating overtime, and we intend to vigorously defend this action. We also believe that the putative class members are not similarly situated and, therefore, this case should not proceed as a class action.
14. Comprehensive Income
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
Comprehensive income was (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net income	$32,650	$36,922	$109,042	$90,664
Foreign currency translation	9,260	(1,169)	13,590	10,418
Unrealized gain (loss) on investments	42	(54)	48	(126)

Comprehensive income	$41,952	$35,699	$122,680	$100,956

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Preliminary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains statements which may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934. One generally can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “may,” “will,” “expects,” “intends,” “estimates,” “anticipates,” “plans,” “seeks,” or “continues,” or the negative thereof, or variations thereon, or similar terminology. Forward-looking statements regarding future events and the future performance of the Company involve risks and uncertainties that could cause actual results to differ materially. Reference is made to the risks and uncertainties which are described in this report in Note 13 “Commitments and Contingencies” of the Condensed Notes to Consolidated Financial Statements, in this Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in Part II, Item 1A under the caption “Risk Factors.” Reference is also made to the risks and uncertainties described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, as filed with the Securities and Exchange Commission, in Item 1A under the caption “Risk Factors,” and in Item 7 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Overview
We develop, manufacture and market advanced technical ceramic products, ceramic powders and components for defense, industrial, automotive/diesel and commercial applications. Our products include:
•	lightweight ceramic armor for soldiers and other military applications;

•	ceramic industrial components for erosion and corrosion resistant applications;

•	ceramic powders, including boron carbide, boron nitride, titanium diboride, calcium hexaboride, and zirconium diboride, which are used in manufacturing armor and a broad range of industrial products; and BORONEIGE® boron nitride powder for cosmetic products;

•	evaporation boats for metallization of materials for food packaging and other products;

•	durable, reduced friction, ceramic diesel engine components;

•	functional and frictional coatings primarily for automotive applications;

•	translucent ceramic orthodontic brackets;

•	ceramic-impregnated dispenser cathodes for microwave tubes, lasers and cathode ray tubes;

•	ceramic crucibles for melting silicon in the photovoltaic solar cell manufacturing process;

•	ceramic missile radomes (nose cones) for the defense industry;

•	structural neutron absorbing materials for use in the storage of spent nuclear rods;

•	metal matrix composite structures;

•	fused silica powders for industrial applications and ceramic crucibles;

•	nuclear chemistry products for use in pressurized water reactors and boiling water reactors;

•	radioactive containment products for spent fuel transport, storage and encapsulation of hazardous wastes; and

•	p-dopants for silicon boule manufacturing and for ion implanting of silicon wafers.
Our customers include the U.S. government, prime government contractors and large industrial, automotive, diesel and commercial manufacturers in both domestic and international markets.

We categorize our products into four market applications. The table below shows the percentage contribution to our total sales of each market application in the different time periods.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Defense	72.6%	78.2%	75.8%	76.1%
Industrial	21.6	15.5	18.6	16.9
Automotive/Diesel	4.2	4.8	3.9	5.4
Commercial	1.6	1.5	1.7	1.6

Total	100.0%	100.0%	100.0%	100.0%

The principal factor contributing to our growth in sales since 2001 is increased demand by the U.S. military for ceramic body armor that protects soldiers. In addition, the market for ceramic body armor increased further beginning in 2006 with the introduction of enhanced side ballistic inserts, known as ESBI, which protect the side areas of the soldier’s torso. Military conflicts in Iraq and Afghanistan, as well as an increasingly unstable geopolitical climate and the heightened risk of international conflicts, have resulted in increased shipments of our ceramic body armor in each year since 2001. We were awarded an Indefinite Delivery/Indefinite Quantity contract by the U.S. Army in August 2004 with an adjusted maximum value of $562.0 million from an original estimated contract value of $461.0 million. Through February 2007, we received fourteen delivery orders equaling the contract amount. We expect to complete the delivery of this adjusted contract amount by the end of December 2007. We have also received a number of other orders for ceramic body armor, not covered by the Indefinite Delivery/Indefinite Quantity contract, from the Army and other branches of the U.S. military. In January 2006, we received our first production order for ESBI, or side plates, which are designed to protect the side areas of a soldier’s torso when used in conjunction with our ESAPI ceramic body armor plates. This delivery order, which totals $70.0 million, was issued to us by the U.S. Army. In June 2006, we were awarded an Indefinite Delivery/Indefinite Quantity contract by the U.S. Army with a maximum value of $611.7 million for ESBI plates. Through October 2007, six delivery orders totaling approximately $310.8 million have been issued to us under this contract. Based on our current backlog and anticipated orders for ceramic body armor, we expect our shipments of ceramic body armor to be higher in fiscal year 2007 than in 2006. In addition, there is a new government request for quotation for ceramic body armor. We will be submitting our quotation to the government in November 2007 and expect to receive results in the second quarter of 2008. Unless we receive additional orders under existing contracts or are successful in obtaining new contracts for ceramic body armor, our shipments of ceramic body armor will decline materially in 2008 from levels we expect to achieve in 2007. Moreover, government contracts typically may be cancelled by the government at any time without penalty. For the next several quarters, and perhaps longer, demand for ceramic body armor is likely to be the most significant factor affecting our sales.
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
We recently entered into an agreement with Oshkosh Truck Corporation (NYSE: OSK) and Ideal Innovations, Inc. (I-3) to further develop, produce and market the Bull™ armored vehicle. The Bull™ armored vehicle is intended to address the increasing need for protection from improvised explosive devices (IED), mine blasts and high-threat, explosively formed projectiles (EFP) and will be built on a combat-proven Oshkosh Truck chassis. The Bull advanced technology armored solution, conceived by I-3 in 2005 and developed with Ceradyne in 2006, has been tested by the Army Test Center, Aberdeen, Maryland, and demonstrated to be capable of protecting vehicle occupants against IED, EFP and mine blast threats. It is designed to meet current IED threats, and is intended to withstand the increasingly prevalent and higher EFP threats now faced by the U.S. military. In September 2007, in response to a solicitation notice from the U.S. Military regarding Mine Resistant Ambush Protected Vehicles (MRAP) II Enhanced Vehicle Competitive, we submitted our quotation and delivered both a 6-person and a 10-person MRAP II vehicle named the Bull™, to the U.S. Army Aberdeen Test Center for further service evaluation. We expect to hear results of the competitive bidding process in or before January 2008.
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

We acquired two business during the quarter ended September 30, 2007, Minco, Inc. and EaglePicher Boron, LLC. Minco manufactures fused silica powders for a wide range of industrial applications and is a key supplier of this raw material to our Thermo Materials division. EaglePicher Boron, LLC, which we have renamed Boron Products, LLC, produces the boron isotope B10. This isotope is a strong neutron absorber and is used for both nuclear waste containment and nuclear power plant neutron radiation control. Boron Products also produces complementary chemical isotopes used in the normal operation and control of nuclear power plants. We anticipate that Boron Products will further strengthen our entry, announced during 2006, into the nuclear waste containment and other nuclear power plant related ceramic materials markets.
The total purchase price for these two acquisitions was $98.9 million, including transaction costs. The operations of these two acquired businesses have been included in our consolidated results of operations from July 10, 2007, in the case of Minco, and from September 1, 2007, in the case of Boron Products. Additional information regarding these acquisitions is contained in Note 3 of the Notes to Consolidated Financial Statements in Part I, Item 1 of this report.
Our order backlog was $173.1 million as of September 30, 2007 and $209.1 million as of September 30, 2006. Orders for ceramic armor represented approximately $147.9 million, or 85.5% of the total backlog as of September 30, 2007 and $182.3 million, or 87.2% of the total backlog as of September 30, 2006. We expect that substantially all of our order backlog as of September 30, 2007 will be shipped during 2007.
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

Had this estimated Stock-Based Charge been reflected, as and when incurred, in the Company’s results of operations for prior years, the impact on net income for Ceradyne’s fiscal years ended December 31 would have been a reduction of $21,000 in 1997, a reduction of $45,000 in 1998, a reduction of $47,000 in 1999, a reduction of $104,000 in 2000, a reduction of $269,000 in 2001, a reduction of $74,000 in 2002, a reduction of $347,000 in 2003, a reduction of $0.6 million in 2004, and a reduction of $324,000 in 2005. As of September 30, 2007, the total remaining incremental stock-based compensation charge related to these stock option grants that are expected to vest in future periods with a revised accounting measurement date is immaterial. There was no impact on revenue or net cash provided by operating activities as a result of the estimated compensation charge.
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
Prior to December 31, 2006, the current members of Ceradyne’s Board of Directors, all current executive officers and all other employees of the Company amended all unexercised stock options they held which had an exercise price that is less than the price of the Company’s common stock on the actual date of grant, by increasing the exercise price to an amount equal to the closing price of the common stock as of the actual grant date. The Company has reimbursed and will continue to reimburse all non-executive officer employees for the increase in the exercise price for the modified options as they vest. Such reimbursement has not been and will not be material.
Results of Operations for the Three and Nine Months Ended September 30, 2007 and 2006
Net Sales. Our net sales for the three months ended September 30, 2007 were $191.6 million, an increase of $5.8 million, or 3.1%, from $185.8 million of net sales in the corresponding quarter of the prior year. Net sales for the nine months ended September 30, 2007 were $565.4 million, an increase of $81.2 million, or 16.8%, from $484.2 million in the corresponding prior year period. During the three months ended September 30, 2007, sales recorded from acquisitions during the quarter contributed $7.5 million to the increase in consolidated net sales, which was partially offset by decreases in sales of body armor.
Net sales for our Advanced Ceramic Operations division for the three months ended September 30, 2007 were $145.9 million, a decrease of $6.6 million, or 4.3%, from $152.5 million of net sales in the corresponding quarter of the prior year. The primary reason for the decrease was a decline in shipments of ceramic body armor and other armor components for defense contractors in the amount of $5.2 million, or 3.7%, to $136.7 million from the $141.9 million of ceramic armor shipments in the third quarter of 2006. Net sales for our automotive/diesel component product line were $2.8 million, a decrease of $1.5 million, or 34.4%, from $4.3 million in the corresponding quarter of the prior year. The primary reason for this decrease is that in 2006 our customers produced more heavy-duty diesel truck engines than in 2007 due to forward buying in 2006 in anticipation of increased emission standards that became effective in 2007. Additionally, we are aware that some of our customers are designing new engines that do not include our cam rollers and, as a result, we expect that sales of cam rollers will decline in 2007 compared to 2006. Net sales of our orthodontic brackets product line were $2.5 million, a decrease of $192,000, or 7.0%, from net sales of $2.7 million in the corresponding quarter of the prior year.
Net sales for our Advanced Ceramic Operations division for the nine months ended September 30, 2007 were $447.1 million, an increase of $63.7 million, or 16.6% from $383.4 million in the corresponding period of the prior year. The primary reason for this improvement was the shipment of $421.1 million of ceramic body and other armor components for defense customers, an increase of $67.6 million, or 19.1%, from $353.5 million in the corresponding prior year period. This increase in net sales is due to increased demand from the U.S. Department of Defense as compared to the nine months ended September 30, 2006. Net sales for our automotive/diesel component product line, including cam rollers, were $7.1 million, a decrease of $6.0 million, or 45.9%, from $13.1 million in the corresponding prior year period. The primary reason for this decrease is that in 2006 our customers produced more heavy-duty diesel truck engines than in 2007 due to forward buying in 2006 in anticipation of increased emission standards that became effective in 2007. Net sales of our orthodontic brackets product line were $8.0 million, an increase of $355,000, or 4.6%, from $7.7 million in the corresponding prior year period. This was the result of an increase in sales incentive plans deployed by our customer in the markets it serves.
Our ESK Ceramics subsidiary had net sales for the three months ended September 30, 2007 of $39.0 million, an increase of $2.0 million, or 5.6%, from $37.0 million in the corresponding quarter of the prior year. Approximately $1.7 million of this increase is attributable to a higher value of the Euro versus the U.S. dollar during the three months ended September 30, 2007 compared to the corresponding quarter of the prior year. Sales of industrial products for the three months ended September 30, 2007 were $23.5 million, an increase of $3.6 million, or 18.0%, from $19.9 million in the corresponding quarter of the prior year. This increase was the result of a higher demand for industrial wear parts from the textile industry. Sales of automotive/diesel products for the three months ended September 30, 2007 were $5.2 million, an increase of $0.5 million, or

11.6%, from $4.7 million in the corresponding quarter of the prior year. Increased demand from automotive original equipment manufacturers accounted for the increased sales. Sales of commercial products, consisting of boron nitride for the cosmetic industry began in 2007, and for the three months ended September 30, 2007 were $0.6 million. Sales of defense products for the three months ended September 30, 2007 were $9.7 million, a decrease of $2.6 million, or 21.3%, from the $12.4 million in the corresponding quarter of the prior year. Included in sales of defense products for the three months ended September 30, 2007 were inter-segment sales of $8.2 million compared to $10.5 million in the prior year. The decrease of $2.3 million in inter-segment sales was due to a reduction in demand of boron carbide at our Advanced Ceramic Operations division. In addition there was a decrease of $427,000 in sales of defense products to third parties for the three months ended September 30, 2007.
For the nine months ended September 30, 2007, net sales for ESK Ceramics were $121.5 million, an increase of $11.1 million, or 10.0%, from $110.4 million in the corresponding prior year period. Approximately $3.3 million of this increase is attributable to a higher value of the Euro versus the U.S. dollar during the nine months ended September 30, 2007 compared to the corresponding prior year period. Sales of industrial products for the nine months ended September 30, 2007 were $68.4 million, an increase of $10.3 million, or 17.8%, from $58.1 million in the corresponding prior year period. This increase was the result of a higher demand for fluid handling, metallurgy and industrial wear parts. Sales of automotive/diesel products for the nine months ended September 30, 2007 were $15.1 million, an increase of $1.9 million, or 14.8%, from $13.2 million in the prior year. Further market penetration into more automobile original equipment manufacturers with more sales of surfaced engineered parts was the primary cause of this increase. Sales of commercial products, consisting of boron nitride for the cosmetic industry, for the nine months ended September 30, 2007 were $1.6 million. Sales of defense products for the nine months ended September 30, 2007 were $36.3 million, a decrease of $2.8 million, or 7.2%, from $39.1 million in the prior year. Included in sales of defense products for the nine months ended September 30, 2007 were inter-segment sales of $32.5 million compared to $27.9 million in the prior year. The increase of $4.6 million was due to an increase in demand of boron carbide at our Advanced Ceramic Operations division which was offset by a decrease of $7.4 million in sales to third parties in the defense industry for the nine months ended September 30, 2007. This decrease was due to a reduction in demand for boron carbide from competitors of our Advanced Ceramic Operations division.
Our Semicon Associates division had net sales for the three months ended September 30, 2007 of $1.6 million, a decrease of $0.6 million, or 23.7%, from $2.2 million in the corresponding quarter of the prior year. For the nine months ended September 30, 2007, net sales for Semicon Associates were $6.0 million, a decrease of $0.8 million, or 11.9%, from $6.8 million in the corresponding prior year period, reflecting lower shipments of magnets and cathodes for cathode ray tubes.
Our Thermo Materials division had net sales for the three months ended September 30, 2007 of $10.2 million, an increase of $6.0 million, or 145.5%, from $4.2 million in the corresponding quarter of the prior year. For the nine months ended September 30, 2007, net sales for Thermo Materials were $18.5 million, an increase of $7.5 million, or 68.4%, from $11.0 million in the corresponding prior year period. We acquired Minco, Inc. on July 10, 2007, which contributed $5.8 million of external sales during the three months ended September 30, 2007. For the three months ended September 30, 2007, the balance of the increase in sales of our Thermo Materials division was due to an increase in sales of crucibles used in the manufacture of photovoltaic cells for the solar energy markets of $488,000, or 27.9%, when compared to the same period last year. Offsetting this increase were declines in sales of $0.6 million, or 38.8%, to the defense industry. For the nine months ended September 30, 2007, in addition to the sales contribution of $5.8 million from sales by Minco, sales of crucibles increased $1.7 million, or 40.4%, when compared to the same period last year. Offsetting this increase was a decline in sales to the defense industry of $447,000, or 11.8%.
Our Ceradyne Canada subsidiary, which commenced operations in July 2006, had net sales of $1.4 million for the three months ended September 30, 2007, an increase of $0.9 million, or 186.4%, from $485,000 in the corresponding quarter of the prior year. For the nine months ended September 30, 2007, net sales of Ceradyne Canada were $3.2 million, an increase of $2.7 million, or 554.0%, from the $485,000 for the corresponding prior year period. Net sales at our Ceradyne Canada subsidiary include nine months of operations in 2007, compared to only two months of operations in 2006. In addition, sales during both periods were adversely affected by the relocation of production equipment to Canada. Sales in 2007 were adversely affected by a a delay in qualifying for Nuclear Quality Assurance Certification.
Our Ceradyne Boron Products subsidiary, which we acquired on August 31, 2007, had sales of $2.1 million for the one month ended September 30, 2007.
Gross Profit. Our gross profit was $75.8 million for the three months ended September 30, 2007, an increase of $5.3 million or 7.5%, from $70.5 million in the corresponding prior year quarter. As a percentage of net sales, gross profit was 39.6% for the three months ended September 30, 2007 compared to 38.0% for the corresponding prior year quarter. For the nine months ended September 30, 2007, our gross profit was $230.3 million, an increase of $42.1 million, or 22.4%, from $188.2 million in the prior year. As a percentage of net sales, gross profit was 40.7% for the nine months ended September 30, 2007 compared to 38.9% for the corresponding prior year period. The increase in gross profit as a percentage of net sales was the result of improved manufacturing production rates in our armor assembly areas compared to the corresponding prior year quarter. Gross profit during the three and nine months ended September 30, 2007 included $1.5 million of gross profit from the two businesses we acquired in the third quarter of 2007, Ceradyne Boron Products and Minco, Inc.
Our Advanced Ceramic Operations division posted gross profit of $61.2 million for the three months ended September 30, 2007 an increase of $4.7 million, or 8.3%, from $56.5 million in the corresponding prior year quarter. As a percentage of net sales, gross profit was 41.9% for the three months ended September 30, 2007, compared to 37.0% for the corresponding prior year quarter. For the nine months ended September 30, 2007, gross profit for the Advanced Ceramic Operations division was $189.4 million, an increase of $40.5 million, or 27.2%, from $148.9 million in the corresponding prior year period. As a percentage of net sales, gross profit was 42.4% for the nine months ended September 30, 2007 compared to 38.9% for the corresponding prior year period. For both the three and nine months ended September 30, 2007, the reasons for the increase in gross profit and gross profit as a percentage of net sales were improved manufacturing production rates and lower workers compensation costs.
Our ESK Ceramics subsidiary had gross profit of $11.6 million for the three months ended September 30, 2007, a decrease of $1.1 million, or 8.7%, from $12.7 million in the corresponding prior year quarter. As a percentage of net sales, gross profit was 29.7% for the three months ended September 30, 2007, compared to 34.3% for the three months ended September 30, 2006. The decrease in gross profit as a percentage of net sales for the three months ended September 30, 2007 was the result of an unfavorable sales mix due to lower sales of ceramic powder for armor applications and more competitive pricing for the sales of evaporation boats.
For the nine months ended September 30, 2007, gross profit for ESK Ceramics was $37.6 million, an increase of $1.5 million, or 4.1% as compared to $36.1 million in the prior comparable period. As a percentage of net sales, gross profit was 31.0% for the nine months ended September 30, 2007, compared to 32.7% for the nine months ended September 30, 2006. The decrease in gross profit as a percentage of net sales in the nine month period ended September 30, 2007 was the result of an unfavorable sales mix due to lower sales of ceramic powder for armor applications and more competitive pricing for the sales of evaporation boats.
Our Semicon Associates division had gross profit of $275,000 for the three months ended September 30, 2007, a decrease of $277,000, or 50.2%, compared to $0.6 million in the corresponding quarter of the prior year. As a percentage of net sales, gross profit was 16.8% for the three months ended September 30, 2007, compared to 25.7% for the corresponding prior year period. For the nine months ended September 30, 2007, gross profit for Semicon Associates was $1.2 million, a decrease of $0.8 million, or 38.5%, from $2.0 million in the corresponding prior year period. As a percentage of net sales, gross profit was 20.0% for the nine months ended September 30, 2007 compared to 28.6% for the corresponding prior year period. The decrease in gross profit and in gross profit as a percentage of net sales in the nine month period ended September 30, 2007 was due primarily to reduced sales, unfavorable product mix, higher expenses related to the production of magnets and higher spending for repairs and maintenance.
Our Thermo Materials division had gross profit of $2.2 million for the three months ended September 30, 2007, an increase of $1.3 million, or 153.3%, from $0.9 million in the corresponding prior year quarter. As a percentage of net sales, gross profit was 21.4% for the three months ended September 30, 2007 compared to 20.7% for the corresponding prior year quarter. The increase in gross profit as a percentage of sales for the three months ended September 30, 2007 was primarily due to sales mix and improved yields in the production of crucibles. During the three months ended September 30, 2007, our Minco, Inc. subsidiary, acquired on July 10, 2007, contributed gross profit of $0.9 million, but this was substantially offset by higher cost of goods sold on inventory purchased in the acquisition for the step-up of inventory to fair value of $0.7 million. For the nine months ended September 30, 2007, Thermo Materials had gross profit of $4.1 million, an increase of $1.8 million, or 75.9%, compared to $2.3 million in the prior year period. As a percentage of net sales, gross profit was 21.9% for the nine months ended September 30, 2007, compared to 21.0% for the corresponding prior year period. The improvements in gross profit and gross profit as a percentage of sales were primarily due to an increase in the sales of crucibles, which have higher gross margins compared to Thermo Materials’ other products.
Our Ceradyne Canada subsidiary, which commenced operations in July 2006, had a gross loss of $31,000 for the three months ended September 30, 2007 and a gross loss of $1.4 million for the nine months ended September 30, 2007. The loss was caused by under absorbed manufacturing overhead due to lower than budgeted sales caused by a delay in qualifying for Nuclear Quality Assurance Certification.
Our Ceradyne Boron Products subsidiary, which we acquired on August 31, 2007, had gross profit of $0.6 million for the one month ended September 30, 2007. During this period, gross profit was decreased by higher cost of goods sold inventory purchased in the acquisition for the step-up of inventory to fair value of $357,000.

Selling Expenses. Our selling expenses were $6.9 million for the three months ended September 30, 2007, an increase of $1.2 million or 21.0%, from $5.7 million in the corresponding prior year quarter. Selling expenses, as a percentage of net sales, increased from 3.1% for the three months ended September 30, 2006 to 3.6% of net sales for the three months ended September 30, 2007. The primary reasons for the increase of $1.2 million were severance expenses of $0.8 million incurred in connection with the termination of the president of ESK Ceramics in the quarter ended September 30, 2007, the negative impact of exchange rates on the dollar, and $212,000 of selling expenses due to the inclusion of the results of the Minco, Inc. acquisition. For the nine months ended September 30, 2007, selling expenses were $19.6 million, an increase of $2.2 million, or 12.9%, from $17.4 million in the corresponding prior year period. Selling expenses, as a percentage of net sales, decreased from 3.6% for the nine months ended September 30, 2006 to 3.5% of net sales for the nine months ended September 30, 2007. The decrease in selling expenses as a percentage of net sales was due to the inclusion of operations of our recent acquisitions of Ceradyne Boron Products and Minco from their respective dates of acquisition for the three months ended September 30, 2007. These acquisitions contributed $7.9 million of sales but only $212,000 of sales expenses. The primary reasons for the increase of $2.2 million in sales expenses in the nine months ended September 30, 2007, compared to the prior period were severance expenses of $0.8 million incurred in connection with the termination of the president of ESK Ceramics in the quarter ended September 30, 2007, and increases in the number of employees and related personnel expenses primarily accounted for the increase in selling expenses for the nine months ended September 30, 2007.
General and Administrative Expenses. Our general and administrative expenses for the three months ended September 30, 2007 were $11.3 million, an increase of $2.6 million, or 29.0%, from $8.7 million in the corresponding prior year quarter. General and administrative expenses, as a percentage of net sales, increased from 4.7% for the three months ended September 30, 2006 to 5.9% for the three months ended September 30, 2007. The primary reasons for the increase were the reporting of $1.5 million of general and administrative expenses contributed by our recent acquisitions, $0.5 million of general and administrative expenses in connection with the start up of our China facility that we did not have in the nine months ended September 30, 2006 and the negative impact of exchange rates on the dollar. For the nine months ended September 30, 2007, general and administrative expenses were $30.2 million, an increase of $4.1 million, or 15.7%, from $26.1 million in the corresponding prior year period. General and administrative expenses, as a percentage of net sales, decreased from 5.4% for the nine months ended September 30, 2006 to 5.3% for the nine months ended September 30, 2007. Increases in the number of employees and related personnel expenses, termination expenses discussed above, increased bonus accruals as a result of the Company’s higher operating profits, start up expenses for our China facility, and higher expenses for information technology accounted for the increase in general and administrative expenses. Also, contributing to the increase was the recording of $1.5 million of general and administrative expenses as a result of our acquisitions of Ceradyne Boron Products and Minco from their respective dates of acquisition for the three months ended September 30, 2007.
Research and Development Expenses. Our research and development expenses for the three months ended September 30, 2007 were $5.7 million, an increase of $3.2 million, or 124.3%, from $2.5 million in the corresponding prior year quarter. Research and development expenses, as a percentage of net sales, increased from 1.4% of net sales for the three months ended September 30, 2006 to 3.0% of net sales for the three months ended September 30, 2007. For the nine months ended September 30, 2007, research and development expenses were $13.6 million, an increase of $5.9 million, or 75.4%, from $7.7 million in the corresponding prior year period. Research and development expenses, as a percentage of net sales, increased from 1.6% of net sales for the nine months ended September 30, 2006 to 2.4% of net sales for the nine months ended September 30, 2007. The primary reason for the increased research and development expenses were expenditures for body armor and combat vehicle armor development, particularly for producing and delivering the Bull™ armored vehicle in response to a solicitation notice from the U.S. Military regarding a Mine Resistant Ambush Protected Vehicles (MRAP) II Enhanced Vehicle.
Other Income (Expense). Our net other income for the three months ended September 30, 2007 was $2.1 million, an increase of $1.6 million, or 320.3%, compared to $0.5 million in the corresponding prior year quarter. Other income for the nine months ended September 30, 2007 was $6.5 million, an increase of $5.6 million, or 563.3%, compared to net other income of $1.0 million for the nine months ended September 30, 2006. The primary reason for the change was an increase in interest income received from investing higher cash balances in short-term marketable securities. Interest expense was $1.1 million for the three months ended September 30, 2007 and $3.2 million for the nine months ended September 30, 2007, virtually unchanged from the prior year periods.
Income before Provision for Income Taxes. Our income before provision for income taxes for the three months ended September 30, 2007 was $54.1 million, virtually unchanged from the corresponding prior year quarter. For the nine months ended September 30, 2007, income before provision for income taxes was $173.4 million, an increase of $35.4 million, or 25.7%, from $138.0 million for the nine months ended September 30, 2006.
Our Advanced Ceramic Operations division’s income before provision for income taxes for the three months ended September 30, 2007 was $52.3 million, an increase of $4.6 million, or 9.6%, compared to $47.7 million in the corresponding prior year quarter. For the nine months ended September 30, 2007, income before provision for income taxes was $165.6 million, an increase of $42.4 million, or 34.4%, from $123.2 million for the nine months ended September 30, 2006. The increase in income before provision for income taxes for the nine months ended September 30, 2007 was a result of higher sales of body armor, improved manufacturing production rates in our armor assembly areas and a reduction of start up and training expenses in our Lexington, Kentucky hot press facility, compared to the nine months ended September 30, 2006. Offsetting these improvements were higher research and development expenses for armor products.
Our ESK Ceramics subsidiary’s income before provision for income taxes for the three months ended September 30, 2007 was $2.1 million, a decrease of $3.7 million, or 63.6%, compared to $5.8 million in the corresponding prior year quarter. For the nine months ended September 30, 2007 income before provision for income taxes was $10.4 million, a decrease of $3.6 million, or 25.4%, from $14.0 million in the corresponding prior year period. The decrease in income before provision for income taxes was due to an unfavorable sales mix due to lower sales of ceramic powder for armor applications, severance expenses, higher research and development expenses in connection with new ceramic powders for armor applications and other new products, and higher personnel costs in connection with selling, general and administrative expenses.
Our Semicon Associates division’s income before provision for income taxes for the three months ended September 30, 2007 was $78,000, a decrease of $259,000, or 76.9%, from $337,000 in the corresponding prior year quarter. For the nine months ended September 30, 2007 income before provision for income taxes was $0.6 million, a decrease of $0.6 million, or 53.7%, from $1.2 million in the corresponding prior year period. The decrease in income before provision for income taxes for the nine months ended September 30, 2007 was due primarily to reduced sales of laser cathodes and magnets, unfavorable product mix, higher expenses related to the production of magnets and higher spending for repairs and maintenance.
Our Thermo Materials division’s loss before provision for income taxes for the three months ended September 30, 2007 was $30,000, a decrease of $323,000 from income before provision for taxes of $293,000 in the corresponding prior year quarter. For the nine months ended September 30, 2007 income before provision for income taxes was $492,000 million, a decrease of $202,000, or 29.1%, from $0.7 million in the corresponding prior year period. The decrease in income before provision for income taxes for the nine months ended September 30, 2007 was primarily due to start up expenses in China in connection with the new crucible plant that opened in June 2007.
Our Ceradyne Canada subsidiary’s loss before provision for income taxes for the three months ended September 30, 2007 was $342,000, an increase of $45,000, or 15.2%, from $297,000 in the corresponding prior year quarter. For the nine months ended September 30, 2007, the loss before provision for income taxes was $2.4 million, an increase of $2.1 million, or 657.0%, from $321,000 in the corresponding prior year period. Ceradyne Canada commenced operations in July 2006 so the comparison of the nine months ended September 30, 2007 is comparable to only three months activity in 2006. The loss was caused by operational start up expenses, the relocation of production equipment to Canada and the low absorption of manufacturing overhead due to lower than budgeted sales caused by a delay in qualifying for Nuclear Quality Assurance Certification.
Our Ceradyne Boron Products subsidiary, which we acquired on August 31, 2007, had a loss before provision for income taxes of $84,000 for the three months ended September 30, 2007 and for the nine months ended September 30, 2007. The loss includes a reduction in gross profit caused by higher cost of goods sold on inventory purchased in the acquisition for the step-up of inventory to fair value of $357,000 and included in general and administrative expenses was $377,000 for the amortization of backlog in connection with the acquisition.
Income Taxes. We had a combined federal and state tax rate of 39.6% for the three months ended September 30, 2007 resulting in a provision for taxes of $21.4 million, an increase of $4.2 million, or 24.8%, from the $17.2 million in the corresponding prior year quarter. Included in the increase was an out of period after tax adjustment of $2.9 million due to an under accrual of state income taxes related to the apportionment factor. Our provision for income taxes for the nine months ended September 30, 2007 was $64.4 million, an increase of $17.1 million, or 36.1%, from the $47.3 million in the corresponding prior year period. The effective income tax rate for the nine months ended September 30, 2007 was 37.1% compared to 34.3% in the corresponding year period. For the three and nine months ended September 30, 2007, the increase in the effective income tax rates was a result of higher state income taxes and the out of period after tax adjustment of $2.9 million discussed above.
Liquidity and Capital Resources
We generally have met our operating and capital requirements with cash flow from operating activities, borrowings under our credit facility, and proceeds from the sale of shares of our common stock.
Our net cash position increased by $1.6 million during the nine months ended September 30, 2007 compared to a $31.6 million decrease during the nine months ended September 30, 2006. For the nine months ended September 30, 2007, cash flow provided by operating activities amounted to $89.0 million compared to $106.6 million during the nine months ended September 30, 2006. The primary factors contributing to cash flow from operating activities in the nine months ended September 30, 2007, were net income of $109.0 million, and adjustments of non-cash amounts related to depreciation and amortization of $17.9 million, a decrease in cash of $2.0 million due to a change in deferred income taxes, and stock compensation of $1.8 million. Additional factors contributing to the increase in cash flow provided by operating activities were an increase of $7.0 million in other long term liabilities due to an increase in the reserve for unrecognized tax benefits, a decrease in production tooling of $1.5 million, and an increase of $1.2 million in employee benefits liability. These increases in cash provided by operating activities were partially offset by an increase in accounts receivable of $13.0 million due to higher sales and slower collections from customers, an increase in other receivables of $1.7 million, an increase in inventories of $16.9 million, primarily as a result of higher production levels of body armor at our Advanced Ceramic Operations segment, an increase in prepaid expenses and other assets of $1.2 million, a reduction in accounts payable and accrued expenses of $4.4 million and a reduction in income taxes payable of $11.0 million, due to payments of income tax installments.
Investing activities consumed $95.0 million of cash during the nine months ended September 30, 2007. This included $98.6 million for the purchase of EaglePicher Boron, LLC and Minco, Inc., $28.3 million for the purchase of property, plant and equipment and the allocation of $2.6 million of cash to a restricted status. This was offset by a $34.6 million increase in the amount of excess cash balances invested in short-term securities.
Financing activities during the nine months ended September 30, 2007 provided net cash of $5.9 million, primarily generated by the exercise of stock options of $0.6 million, the issuance of stock for the employer matching contribution to our 401(k) plan of $1.1 million and a tax benefit of $4.1 million due to the exercise of stock options. The effect of exchange rates on cash and equivalents due to our investment in ESK Ceramics was $1.7 million.
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
We are obligated to pay contingent interest to the holders of the notes during any six-month period from June 15 to December 14 and from December 15 to June 14, commencing with the six-month period beginning December 20, 2010 and ending on June 14, 2011, if the average trading price of the note for the five trading day period ending on the third trading day immediately preceding the first day of the relevant contingent interest period equals $1,200 (120% of the principal amount of a note) or more. The amount of contingent interest payable per note for any relevant contingent interest period shall equal 0.25% per annum of the average trading price of a note for the five trading day period ending on the third trading day immediately preceding the first day of the relevant contingent interest period. This contingent interest payment feature represents an embedded derivative. However, based on the de minimus value associated with this feature, no value has been assigned at issuance and at September 30, 2007.
In December 2005, we established a new unsecured $10.0 million line of credit. As of September 30, 2007, there were no outstanding amounts on the line of credit. However, the available line of credit at September 30, 2007 has been reduced by an outstanding letter of credit in the amount of $1.5 million. The interest rate on the credit line is based on the LIBOR rate for a period of one month, plus a margin of one percent, which equaled 6.2% as of September 30, 2007.
Pursuant to the bank line of credit, we are subject to certain covenants, which include, among other things, the maintenance of specified minimum amounts of tangible net worth and quick assets to current liabilities ratio. At September 30, 2007, we were in compliance with these covenants.
Our cash, cash equivalents, restricted cash and short-term investments totaled $173.7 million at September 30, 2007, compared to $204.1 million at December 31, 2006. At September 30, 2007, we had working capital of $366.1 million, compared to $332.1 million at December 31, 2006. Our cash position includes amounts denominated in foreign currencies, and the repatriation of those cash balances from our ESK Ceramics subsidiary does not result in additional tax costs. We believe that our current cash and cash equivalents on hand and cash available from the sale of short-term investments, cash available from additional borrowings under our revolving line of credit and cash we expect to generate from operations will be sufficient to finance our anticipated capital and operating requirements for at least the next 12 months. Our anticipated capital requirements primarily relate to the expansion of our manufacturing facilities in both the United States and Germany. We also may utilize cash, and, to the extent necessary, borrowings from time to time to acquire other businesses, technologies or product lines that complement our current products, enhance our market coverage, technical capabilities or production capacity, or offer growth opportunities.
Our material contractual obligations and commitments as of September 30, 2007 include a $7.0 million reserve for unrecognized tax benefits. The reserve is classified as long term liabilities on our Consolidated Balance Sheet as of September 30, 2007.
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
Our debt is comprised of $121.0 million of a convertible note with a fixed coupon rate of 2.875%. The fair value of long-term debt was $172.2 million and is based on quoted market prices at September 30, 2007.
Approximately 17.0% of our revenues for the nine months ended September 30, 2007 were derived from operations outside the United States. Overall, we are a net recipient of currencies other than the U.S. dollar and, as such, we benefit from a weaker dollar and are adversely affected by a stronger dollar relative to major currencies worldwide. Accordingly, changes in exchange rates, and in particular a strengthening of the U.S. dollar, may negatively affect net sales, gross profit, and net income from our subsidiary, ESK Ceramics, as expressed in U.S. dollars. This would also negatively impact our consolidated reported results.
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
Additional information regarding the special committee’s review is provided in this report in Note 4 of the Notes to Consolidated Financial Statements.
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2007 (the end of the period covered by this report). Based on this evaluation, taking into account the items discussed above in this Item 4, our principal executive officer and principal financial officer concluded that our current disclosure controls and procedures (as defined in Rules 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934) are effective.
Changes in Internal Control over Financial Reporting
Our management evaluated our internal control over financial reporting and there have been no changes during the fiscal quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
In August, September and December 2006, shareholder derivative lawsuits were filed in the California Superior Court for Orange County, purportedly on behalf of Ceradyne against various current and former officers and directors of the Company relating to alleged backdating of stock options. Each state court complaint alleged claims for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, accounting, rescission, constructive trust, and violations of California Corporations Code. All state court actions have been consolidated into one case, designated, In re Ceradyne, Inc. Derivative Litigation, Orange County Superior Court, Case No. 06–CC–00156.
In September and December 2006, shareholder derivative lawsuits were filed in the United States District Court for the Central District of California, purportedly on behalf of Ceradyne against various current and former officers and directors of the Company relating to alleged backdating of stock options. All federal court actions have been consolidated into one case, designated, In re Ceradyne, Inc. Derivative Litigation, Master File No. SA CV 06–919 JVS. the consolidated federal action alleges, pursuant to a first amended consolidated complaint filed on September 17, 2007, claims for violations of Section 10(b) of the Securities Exchange Act and Rule 10b-5 thereunder, violations of Section 14(a) of the Securities Exchange Act, violations of Section 20(a) of the Securities Exchange Act, insider selling under the California Corporations Code, as well as common law claims for accounting, breach of fiduciary duty, aiding and abetting breaches of fiduciary duty, unjust enrichment, rescission and waste.
The plaintiffs in both the state and federal actions seek to require the individual defendants to rescind stock options they received which have an exercise price below the closing price of the Company’s common stock on the date of grant, to disgorge the proceeds of options exercised, to reimburse the Company for damages of an unspecified amount, and also seek certain equitable relief, attorneys’ fees and costs.
On October 26, 2007, the Company and the individual defendants filed motions to dismiss the first amended consolidated complaint in the federal action. These motions are set for hearing in January 2008. The plaintiffs in the state court action have agreed to voluntarily stay the state court action until January 2008, pending the federal court’s rulings on the motions to dismiss.
In summary, there are currently two shareholder derivative actions pending which contain substantially similar allegations. The cases filed in the Orange County Superior Court have been consolidated into one case, designated, In re Ceradyne, Inc. Derivative Litigation, Orange County Superior Court, Case No. 06–CC–00156. The cases filed in the United States District Court for the Central District of California have all been consolidated into one case, designated, In re Ceradyne, Inc. Derivative Litigation, Master File No. SA CV 06–919 JVS.
Settlement discussions have been actively pursued in both the state and federal actions, with the last global mediation session held on July 18, 2007; however, no agreements have been reached to date. The impact of the outcome of these lawsuits is undeterminable at this time.
Daniel Vargas, Jr. v. Ceradyne, Inc., Orange County Superior Court, Civil Action No. 07CC01232:
A class action lawsuit was filed on March 23, 2007, in the California Superior Court for Orange County, in which it is asserted that the representative plaintiff, a former Ceradyne employee, and the putative class members, were not paid overtime at an appropriate overtime rate. The complaint alleges that the purportedly affected employees should have had their regular rate of pay for purposes of calculating overtime, adjusted to reflect the payment of a bonus to them for the four years preceding the filing of the complaint. The complaint further alleges that a waiting time penalty should be assessed for the failure to timely pay the correct overtime payment. Ceradyne has filed an answer denying the material allegations of the complaint. We believe that the lawsuit is without merit on the basis that our bonus policy is discretionary and is not of the type that is subject to inclusion in the regular hourly rate for purposes of calculating overtime, and we intend to vigorously defend this action. We also believe that the putative class members are not similarly situated and, therefore, this case should not proceed as a class action.
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

CERADYNE, INC.
Date: October 30, 2007	By:	/s/ JERROLD J. PELLIZZON
Jerrold J. Pellizzon
Vice President Chief Financial Officer (Principal Financial and Accounting Officer)

Index to Exhibits

Exhibit	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.