Form 10-Q
period 2008-03-31
CERADYNE INC
filed 2008-04-25
CIK 18937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
Large accelerated filer ☑       Accelerated filer ☐       Non-accelerated filer ☐       Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 15, 2008

Common Stock, $0.01 par value	26,334,593 Shares
Exhibit Index on Page 33

CERADYNE, INC.

CERADYNE, INC.
FORM 10-Q
FOR THE QUARTER ENDED
MARCH 31, 2008
PART I. FINANCIAL INFORMATION
Item 1. Unaudited Consolidated Financial Statements
CERADYNE, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except share data)

	March 31,	December 31,
	2008	2007
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$185,766	$155,103
Restricted cash	2,678	2,660
Short-term investments	11,488	29,582
Accounts receivable, net of allowances for doubtful accounts of approximately $941 and $792 at March 31, 2008 and December 31, 2007, respectively	89,298	85,346
Other receivables	7,354	5,704
Inventories, net	98,595	92,781
Production tooling, net	15,024	16,632
Prepaid expenses and other	12,372	12,391
Deferred tax asset	12,590	12,455

TOTAL CURRENT ASSETS	435,165	412,654

PROPERTY, PLANT AND EQUIPMENT, net	266,657	243,892
LONG TERM INVESTMENTS	35,564	38,089
INTANGIBLE ASSETS, net	36,533	37,578
GOODWILL	47,685	46,848
OTHER ASSETS	4,133	4,225

TOTAL ASSETS	$825,737	$783,286

CURRENT LIABILITIES
Accounts payable	$37,450	$35,990
Accrued expenses	27,082	22,483
Income taxes payable	16,389	258

TOTAL CURRENT LIABILITIES	80,921	58,731
LONG-TERM DEBT	121,000	121,000
EMPLOYEE BENEFITS	15,126	13,650
OTHER LONG TERM LIABILITY	5,108	4,985
DEFERRED TAX LIABILITY	5,865	6,291

TOTAL LIABILITIES	228,020	204,657
COMMITMENTS AND CONTINGENCIES (Note 14)
SHAREHOLDERS’ EQUITY
Common stock, $0.01 par value, 100,000,000 authorized, 26,334,593 and 27,318,530 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	263	272
Additional paid in capital	156,268	185,702
Retained earnings	394,203	361,301
Accumulated other comprehensive income	46,983	31,354

TOTAL SHAREHOLDERS’ EQUITY	597,717	578,629

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$825,737	$783,286

See accompanying condensed notes to Consolidated Financial Statements

CERADYNE, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)

	Three Months Ended
	March 31,
	2008	2007
	(Unaudited)
NET SALES	$188,537	$188,443
COST OF GOODS SOLD	117,008	111,331

Gross profit	71,529	77,112
OPERATING EXPENSES
Selling	7,855	6,298
General and administrative	11,815	9,777
Research and development	3,007	3,486

	22,677	19,561

Income from operations	48,852	57,551

OTHER INCOME (EXPENSE):
Royalty income	31	30
Interest income	2,709	2,778
Interest expense	(1,112)	(1,025)
Miscellaneous	1,132	274

	2,760	2,057
Income before provision for income taxes	51,612	59,608
PROVISION FOR INCOME TAXES	18,710	21,519

NET INCOME	$32,902	$38,089

BASIC INCOME PER SHARE	$1.21	$1.40

DILUTED INCOME PER SHARE	$1.20	$1.38

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	27,150	27,150
DILUTED	27,407	27,528
See accompanying condensed notes to Consolidated Financial Statements

CERADYNE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Three Months Ended
	March 31,
	2008	2007
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$32,902	$38,089
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Depreciation and amortization	8,803	5,253
Deferred income taxes	82	(1,372)
Stock compensation	630	476
Loss on sale of securities	147	—
Loss on equipment disposal	1	118
Change in operating assets and liabilities:
Accounts receivable, net	(2,679)	3,956
Other receivables	(1,207)	(52)
Inventories	(2,412)	(6,458)
Production tooling	1,708	188
Prepaid expenses and other assets	296	(889)
Accounts payable and accrued expenses	4,597	(1,429)
Income taxes payable	16,087	10,941
Other long term liability	123	6,895
Employee benefits	337	386

NET CASH PROVIDED BY OPERATING ACTIVITIES	59,415	56,102

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(18,554)	(7,153)
Changes in restricted cash	(18)	—
Purchases of marketable securities	—	(129,034)
Proceeds from sales and maturities of marketable securities	18,094	83,237

NET CASH USED IN INVESTING ACTIVITIES	(478)	(52,950)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock due to exercise of options and vesting of restricted stock units	195	346
Excess tax benefit due to exercise of stock options	171	839
Shares repurchased	(30,313)	—
Other	(126)	(166)

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(30,073)	1,019

EFFECT OF EXCHANGE RATES ON CASH AND EQUIVALENTS	1,799	468

INCREASE IN CASH AND CASH EQUIVALENTS	30,663	4,639
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	155,103	13,547

CASH AND CASH EQUIVALENTS, END OF PERIOD	$185,766	$18,186

SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES:
Interest paid	$1	$1
Income taxes paid	$3,386	$4,199

See accompanying condensed notes to Consolidated Financial Statements

CERADYNE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited)
1. Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement have been included. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.
The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. For further information, refer to the Consolidated Financial Statements and Notes to Financial Statements included in Ceradyne’s Annual Report on Form 10-K for the year ended December 31, 2007.
Certain reclassifications have been made to the 2007 statements to conform to the 2008 presentation.
2. Share Based Compensation
See Note 3 below for information concerning an internal investigation into our stock option grant practices for the period of 1997 through June 30, 2006.
Share-based compensation expense recognized under SFAS 123(R) for the three months ended March 31, 2008 was $0.6 million compared to $476,000 for the three months ended March 31, 2007, which was related to stock options and restricted stock units.
Share-based compensation expense is based on the value of the portion of share-based payment awards that is ultimately expected to vest. SFAS 123(R) requires forfeitures to be estimated at the time of grant in order to estimate the amount of share-based awards that will ultimately vest. The forfeiture rate is based on historical rates. Share-based compensation expense recognized in the Company’s Consolidated Statements for the three month period ended March 31, 2008 includes (i) compensation expense for share-based payment awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123 and (ii) compensation expense for the share-based payment awards granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). As share-based compensation expense recognized in the Consolidated Statements of Income for the three months ended March 31, 2008 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures.
The Company maintains the 1994 Stock Incentive Plan and 2003 Stock Incentive Plan.
The Company was authorized to grant options for up to 2,362,500 shares under its 1994 Stock Incentive Plan. The Company has granted options for 2,691,225 shares and has had cancellations of 396,911 shares through March 31, 2008. There are no remaining stock options available to grant under this plan. The options granted under this plan generally became exercisable over a five-year period for incentive stock options and six months for nonqualified stock options and have a maximum term of ten years.
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
The Company may grant options and Units for up to 1,125,000 shares under the 2003 Stock Incentive Plan. The Company has granted options for 475,125 shares and Units for 255,900 shares under this plan through March 31, 2008. There have been cancellations of 70,125 shares associated with this plan through March 31, 2008. The options under this plan have a life of ten years.
During the three months ended March 31, 2008 and 2007, the Company issued Units to certain directors, officers and employees with weighted average grant date fair values and Units issued as indicated in the table below. Pursuant to SFAS 123(R), the Company records compensation expense for the amount of the grant date fair value on a straight line basis over the vesting period. The Company incurred charges associated with the vesting of the Units of $0.5 million for the three months ended March 31, 2008 and $287,000 for the three months ended March 31, 2007.

Share-based compensation expense reduced the Company’s results of operations as follows (dollars in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2008	2007
Share-based compensation expense recognized:
General and administrative, options	$115	$189
General and administrative, restricted stock units	515	287
Related deferred income tax benefit	(228)	(172)

Decrease in net income	$402	$304

Decrease in basic earnings per share	$0.01	$0.01

Decrease in diluted earnings per share	$0.01	$0.01

The amounts above include the impact of recognizing compensation expense related to non-qualified stock options. As of March 31, 2008, there was $1.0 million of total unrecognized compensation cost related to 65,100 non-vested outstanding stock options, with a per share weighted average value of $19.74. The unrecognized expense is anticipated to be recognized on a straight-line basis over a weighted average period of 1.3 years. In addition, the aggregate intrinsic value of stock options exercised was $499,000 and $2.6 million for the three months ended March 31, 2008 and 2007.
As of March 31, 2008, there was approximately $7.4 million of total unrecognized compensation cost related to non-vested Units granted under the 2003 Stock Incentive Plan. That cost is expected to be recognized over a weighted average period of 3.7 years.
The following is a summary of stock option activity:

	Three Months Ended
	March 31, 2008
		Weighted
		Average
	Number of	Exercise
	Options	Price
Outstanding, December 31, 2007	497,325	$12.04
Options granted	—	$—
Options exercised	(14,475)	$7.40
Options cancelled	(3,750)	$15.05

Outstanding, March 31, 2008	479,100	$12.16

Exercisable, March 31, 2008	414,000	$10.97
The following is a summary of Unit activity:

	Three Months Ended
	March 31, 2008
		Weighted
		Average Grant
	Units	Fair Value
Non-vested Units at December 31, 2007	149,759	$52.94
Granted	28,500	$44.47
Vested	(11,510)	$59.94
Forfeited	—	$—

Non-vested Units at March 31, 2008	166,749	$50.97

The following table summarizes information regarding options outstanding and options exercisable at March 31, 2008:

	Outstanding				Exercisable
		Average	Weighted	Aggregate		Average	Weighted	Aggregate
		Remaining	Average	Intrinsic		Remaining	Average	Intrinsic
	Number of	Contractual	Exercise	Value	Number of	Contractual	Exercise	Value
Range of Exercise Prices	Options	Life (Years)	Price	(000s)	Options	Life (Years)	Price	(000s)
$1.44 - $2.81	5,400	1.21	$1.68	$164	5,400	1.21	$1.68	$164
$2.98 - $4.58	217,575	4.10	$4.11	$6,059	217,575	4.10	$4.11	$6,059
$10.53 - $16.89	127,875	5.69	$16.89	$1,927	108,525	5.69	$16.89	$1,635
$18.80 - $24.07	128,250	6.71	$21.53	$1,337	82,500	6.62	$21.86	$833

	479,100	5.19	$12.16	$9,487	414,000	4.98	$10.97	$8,691

The following table summarizes information regarding Units outstanding at March 31, 2008:

	Outstanding
		Average	Weighted	Aggregate
		Remaining	Average	Intrinsic
	Number of	Contractual	Grant	Value
Range of Grant Prices	Units	Life (Years)	Fair Value	(000s)
$21.46 - $22.68	34,700	2.03	$22.36	$333
$42.28 - $45.7	41,169	3.86	$44.38	$—
$52.46 - $62.07	44,030	3.42	$58.93	$—
$66.35 - $81.18	46,850	4.06	$70.46	$—

	166,749	3.42	$50.97	$333

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
Had this estimated Stock-Based Charge been reflected, as and when incurred, in the Company’s results of operations for prior years, the impact on net income for Ceradyne’s fiscal years ended December 31 would have been a reduction of $21,000 in 1997, a reduction of $45,000 in 1998, a reduction of $47,000 in 1999, a reduction of $104,000 in 2000, a reduction of $269,000 in 2001, a reduction of $74,000 in 2002, a reduction of $347,000 in 2003, a reduction of $0.6 million in 2004, and a reduction of $324,000 in 2005. As of March 31, 2008, the total remaining incremental stock-based compensation charge related to these stock option grants that are expected to vest in future periods with a revised accounting measurement date is immaterial. There was no impact on revenue or net cash provided by operating activities as a result of the estimated compensation charge.
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
4. Net Income Per Share
Basic net income per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted net income per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding plus the effect of any dilutive stock options and restricted stock units using the treasury stock method and the net share settlement method for the convertible debt. During the three months ended March 31, 2008 and 2007, the average trading price of the Company’s stock did not exceed the conversion price of the convertible debt.
The following is a summary of the number of shares entering into the computation of net income per common and potential common shares:

	Three Months Ended March 31,
	2008	2007
Weighted average number of shares outstanding	27,149,984	27,149,839
Dilutive stock options	256,516	344,053
Dilutive restricted stock units	—	34,045

Number of shares used in fully diluted computations	27,406,500	27,527,937

5.	Composition of Certain Financial Statement Captions
The Company holds certain cash balances that are restricted as to use. The restricted cash is used as collateral for the Company’s partially self insured workers compensation policy.
Inventories are valued at the lower of cost (first in, first out) or market. Inventory costs include the cost of material, labor and manufacturing overhead. The following is a summary of the inventory components as of March 31, 2008 and December 31, 2007 (in thousands):

	March 31, 2008	December 31, 2007
Raw materials	$19,946	$22,772
Work-in-process	52,213	46,853
Finished goods	26,436	23,156

	$98,595	$92,781

Property, plant and equipment is recorded at cost and consists of the following (in thousands):

	March 31, 2008	December 31, 2007
Land	$18,863	$15,086
Buildings and improvements	94,033	81,965
Machinery and equipment	191,470	179,727
Leasehold improvements	15,809	16,572
Office equipment	21,658	19,512
Construction in progress	20,769	16,880

	362,602	329,742
Less accumulated depreciation and amortization	(95,945)	(85,850)

	$266,657	$243,892

The components of intangible assets are as follows (in thousands):

	March 31, 2008			December 31, 2007
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortizing Intangible Assets
Backlog	$1,795	$1,795	$—	$1,795	$1,795	$—
Developed technology	12,318	2,099	10,219	11,617	1,666	9,951
Tradename	1,110	182	928	1,110	142	968
Customer relationships	25,230	2,126	23,104	25,230	947	24,283
Non-compete agreement	500	272	228	500	178	322
Non-amortizing tradename	2,054	—	2,054	2,054	—	2,054

Total	$43,007	$6,474	$36,533	$42,306	$4,728	$37,578

The estimated useful lives for intangible assets are:

Identified Intangible Asset	Estimated Useful Life in Years or Months
Developed technology	10 years — 12.5 years
Tradename	10 years
Customer relationships	10 years — 12.5 years
Backlog	1 month — 3 months
Non-compete agreement	15 months
Amortization of definite-lived intangible assets will be approximately (in thousands): $4,573 in fiscal year 2008, $5,467 in fiscal year 2009, $4,903 in fiscal year 2010, $4,396 in fiscal year 2011 and $3,549 in fiscal year 2012.

The roll forward of the goodwill balance by segment for the three months ended March 31, 2008 is as follows (in thousands):

						Ceradyne
						Boron
	ACO	Semicon	Thermo	ESK	Canada	Products	Total
December 31, 2007	$2,608	$603	$11,378	$10,176	$3,832	$18,251	$46,848
Translation	—	—	—	837	—	—	837

March 31, 2008	$2,608	$603	$11,378	$11,013	$3,832	$18,251	$47,685

6. Stock Repurchases
During the three months ended March 31, 2008, the Company repurchased and retired 1,009,836 shares of its common stock at an aggregate cost of $30.3 million under a stock repurchase program authorized by the Company’s Board of Directors. The Company is authorized to repurchase an additional $69.7 million for a total of $100.0 million.
7. Fair Value Measurements
On January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). This new standard addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. In accordance with FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, the Company deferred the adoption of FAS 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.
The carrying value of cash and cash equivalents, accounts receivable and trade payables approximates the fair value due to their short-term maturities.
For recognition purposes, on a recurring basis, the Company measures available for sale short-term and long-term investments at fair value. Short-term investments had an aggregate fair value of $11.5 million at March 31, 2008 and $29.6 million at December 31, 2007. The fair value of these investments is determined using quoted prices in active markets. Long-term investments had an aggregate fair value of $35.6 million at March 31, 2008 and $38.1 million at December 31, 2007. The fair value of these investments is determined using industry-developed models that consider various assumptions including current market prices of the underlying securities, contractual terms of underlying securities, economic and market conditions applicable to the underlying securities, time value and volatility factors. Changes in the fair value of these investments have historically been immaterial.
At March 31, 2008, the Company held one foreign currency forward contract with a fair value of $82,000 based on quotes from the financial institutions.
SFAS 157 requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:
Level 1: quoted market prices in active markets for identical assets and liabilities.
Level 2: observable market based inputs or unobservable inputs that are corroborated by market data.
Level 3: unobservable inputs that are not corroborated by market data.
Assets measured at fair value on a recurring basis include the following as of March 31, 2008:

	Fair Value Measurements at March 31, 2008
	Using
		Significant
	Quoted Prices	Other	Significant
	in Active	Observable	Unobservable	Total Carrying
	Markets	Inputs	Inputs	Value at
(In thousands)	(Level 1)	(Level 2)	(Level 3)	March 31, 2008
Cash and cash equivalents (including restricted cash)	$188,444	$—	$—	$188,444
Short term investments	11,488	—	—	11,488

Derivatives	82	—	—	82

Long term investments	—	35,564	—	35,564

On a nonrecurring basis, the Company is required to use fair value measures when measuring plan assets of the Company’s pension plans. As the Company elected to adopt the measurement date provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, as of January 1, 2007, the Company was required to determine the fair value of the Company’s pension plan assets as of December 31, 2007. The fair value of pension plan assets was $8.9 million at December 31, 2007. These assets are valued in highly liquid markets.
Additionally, on a nonrecurring basis, the Company uses fair value measures when analyzing asset impairment. Long-lived tangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined such indicators are present and the review indicates that the assets will not be fully recoverable, based on undiscounted estimated cash flows over the remaining amortization periods, their carrying values are reduced to estimated fair value. Estimated fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. During the fourth quarter of each year, the Company evaluates goodwill and indefinite-lived intangibles for impairment using the income approach. The income approach is a valuation technique under which estimated future cash flows are discounted to their present value to calculate fair value. When analyzing indefinite-lived intangibles for impairment, the Company uses a relief from royalty method which calculates the cost savings associated with owning rather than licensing the trade name, applying an assumed royalty rate within the Company’s discounted cash flow calculation.
For disclosure purposes, the Company is required to measure the fair value of outstanding debt on a recurring basis. The fair value of our outstanding debt is determined using quoted prices in active markets. Long-term debt is reported at amortized cost in accordance with SFAS No. 107, “Disclosure about Fair Value of Financial Instruments.” The fair value of long-term debt, based on quoted market prices, was $108.6 million at March 31, 2008 and $128.7 million at December 31, 2007.
8. Recent Accounting Pronouncements
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
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”), which changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Companies are required to adopt SFAS 161 for fiscal years beginning after November 15, 2008. The Company is currently evaluating the impact of this standard and currently does not expect it to have a significant impact on its financial position, results of operations or cash flows.

9. Convertible Debt and Credit Facility
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
The Company is obligated to pay contingent interest to the holders of the Notes during any six-month period from June 15 to December 14 and from December 15 to June 14, commencing with the six-month period beginning December 20, 2010 and ending on June 14, 2011, if the average trading price of the note for the five trading day period ending on the third trading day immediately preceding the first day of the relevant contingent interest period equals $1,200 (120% of the principal amount of a note) or more. The amount of contingent interest payable per note for any relevant contingent interest period shall equal 0.25% per annum of the average trading price of a note for the five trading day period ending on the third trading day immediately preceding the first day of the relevant contingent interest period. This contingent interest payment feature represents an embedded derivative. However, based on the de minimus value associated with this feature, no value has been assigned at issuance and at March 31, 2008.
On or prior to the maturity date of the Notes, upon the occurrence of a fundamental change, under certain circumstances, the Company will provide for a make whole amount by increasing, for the time period described herein, the conversion rate by a number of additional shares for any conversion of the Notes in connection with such fundamental change transactions. The amount of additional shares will be determined based on the price paid per share of Ceradyne’s common stock in the transaction constituting a fundamental change and the effective date of such transaction. This make whole premium feature represents an embedded derivative. Since this feature has no measurable impact on the fair value of the Notes and no separate trading market exists for this derivative, the value of the embedded derivative was determined to be de minimus. Accordingly, no value has been assigned at issuance or at March 31, 2008.
The Company utilizes a convertible bond pricing model and a probability weighted valuation model, as applicable, to determine the fair values of the embedded derivatives noted above.
In December 2005, the Company established a new unsecured $10.0 million line of credit. As of March 31, 2008, there were no outstanding amounts on the line of credit. However, the available line of credit at March 31, 2008 has been reduced by an outstanding letter of credit in the amount of $1.5 million. The interest rate on the credit line is based on the LIBOR rate for a period of one month, plus a margin of one percent, which equaled 4.0% as of March 31, 2008.
Pursuant to the bank line of credit, the Company is subject to certain covenants, which include, among other things, the maintenance of specified minimum amounts of tangible net worth and quick assets to current liabilities ratio. At March 31, 2008, the Company was in compliance with these covenants.
10. Disclosure About Segments of an Enterprise and Related Information
The Company serves its markets and manages its business through six operating segments, each of which has its own manufacturing facilities and administrative and selling functions. The Company’s Advanced Ceramic Operations, located in Costa Mesa and Irvine, California, Lexington, Kentucky and Wixom, Michigan primarily produces armor, orthodontic products, diesel engine parts, components for semiconductor equipment, and houses the Company’s SRBSN research and development activities. The Company’s cathode development and production are handled through its Semicon Associates division located in Lexington, Kentucky. Fused silica products, including missile radomes and crucibles for photovoltaic solar cell applications are produced at the Company’s Thermo Materials division located in Scottdale and Clarkston, Georgia. The Company’s recently constructed manufacturing facility in Tianjin, China manufactures fused silica crucibles, and is part of the Thermo Materials operating segment. Minco, Inc., which Ceradyne acquired on July 10, 2007, also is included in the Thermo Materials operating segment. Minco manufactures fused silica, which is a primary raw material used in products manufactured by our Thermo Materials division. The Company’s ESK Ceramics subsidiary is located in Kempten, Germany and Bazet, France.

This subsidiary produces ceramic powders, including boron carbide powder for ceramic body armor, evaporation boats for metallization, functional and frictional coatings utilized in the automotive and textile industries, high performance pump seals, fluid handling, refractory products and ceramic powders used in cosmetics. The Company’s Ceradyne Canada subsidiary acquired certain assets in June 2006, including a building, equipment and technology, related to the production of structural neutron absorbing materials for use in the storage of spent nuclear rods. The building and operations of Ceradyne Canada are located in Chicoutimi, Quebec, Canada. The Company added a sixth operating segment in August 2007, when it acquired EaglePicher Boron, LLC. The Company has changed the name of this subsidiary to Boron Products, LLC and does business as Ceradyne Boron Products. Boron Products owns certain assets, including approximately 155 acres and several buildings, equipment and technology, related to the production of the boron isotope 10B. This isotope is a strong neutron absorber and is used for both nuclear waste containment and nuclear power plant neutron radiation control. Boron Products also produces complementary chemical isotopes used in the normal operation and control of nuclear power plants.
Ceradyne’s six segment facilities and products are summarized in the following table:

Operating Segment and Facility Location	Products

Ceradyne Advanced Ceramic Operations	Defense Applications:
• Lightweight ceramic armor

Costa Mesa and Irvine, California(1) Approximately 240,000 square feet	Industrial Applications: • Ceralloy® 147 SRBSN wear parts • Precision ceramics

Lexington, Kentucky(2) Approximately 115,000 square feet	Automotive/Diesel Applications: • Ceralloy® 147 SRBSN automotive/diesel engine parts

Wixom, Michigan(3) Approximately 29,000 square feet	Commercial Applications: • Ceramic orthodontic brackets • Components for medical devices

ESK Ceramics	Defense Applications:
Kempten, Germany(4)	• Boron carbide powders for body armor
Approximately 548,000 square feet
Bazet, France(5) Approximately 88,000 square feet	Industrial Applications:
•      Ceramic powders: boron carbide, boron nitride, titanium diboride, calcium hexaboride and zirconium diboride
•      Silicon carbide parts
•      Evaporation boats for the packaging industry
•      High performance pump seals

Automotive/Diesel Applications:
• EKagrip® functional and frictional coatings
Commercial Applications:
• BORONEIGE® boron nitride powder for cosmetics

Ceradyne Semicon Associates	Industrial Applications:
Lexington, Kentucky(6) Approximately 35,000 square feet	• Ceramic-impregnated dispenser cathodes for microwave tubes, lasers and cathode ray tubes • Samarium cobalt magnets

Ceradyne Thermo Materials	Defense Applications:
Scottdale and Clarkston, Georgia(7) Approximately 225,000 square feet	• Missile radomes (nose cones) • High purity fused silica used to manufacture missile radomes (nose cones)

Tianjin, China(8) Approximately 98,000 square feet	Industrial Applications: • Glass tempering rolls • Metallurgical tooling
Midway, Tennessee(9) Approximately 105,000 square feet	• Castable and other fused silica products • Crucibles for photovoltaic solar cell applications • Turbine components used in aerospace applications

Operating Segment and Facility Location	Products

Ceradyne Canada	Industrial Applications:
Chicoutimi, Quebec, Canada(10) Approximately 86,000 square feet	• Boral® structural neutron absorbing materials • Metal matrix composite structures

Ceradyne Boron Products	Industrial Applications:
Quapaw, Oklahoma(11) Approximately 128,000 square feet
Nuclear Applications:
•     Nuclear chemistry products for use in pressurized water reactors and boiling water reactors
•     Radioactive containment for use in spent fuel transport and storage
•     Burnable poisons for coating of uranium fuel pellets

Semiconductor Applications: • P-dopants for silicon manufacturing • P-dopants for ion implaning of silicon wafers

(1)	We have leases on our facilities in Costa Mesa, California, aggregating approximately 99,000 square feet, all of which expire in October 2010. We own our 40,000 square foot facility in Irvine, California. We lease in Irvine, California, a 24,000 square foot facility that expires in April 2009 and a 76,000 square foot facility that expires in April 2011.

(2)	We own our facility in Lexington, Kentucky.

(3)	We have a lease on our Wixom, Michigan facility which expires in April 2010.

(4)	We own our facility in Kempten, Germany, as well as the 22-acre property on which our facility is located.

(5)	We own our facility in Bazet, France, as well as the four-acre property on which our facility is located.

(6)	We own our facility in Lexington, Kentucky, as well as the five-acre property on which our facility is located.

(7)	We own an 85,000 square foot facility in Scottdale, Georgia, as well as the five-acre property on which our facility is located. We have a lease on our 140,000 square foot facility in Clarkston, Georgia which expires in May 2012.

(8)	We own our facility in Tianjin, China, as well as the four-acre property on which our facility is located.

(9)	We own our facility in Midway, Tennessee as well as the 40-acre property on which our facility is located.

(10)	We own our facility in Chicoutimi, Quebec, Canada, as well as the seven-acre property on which our facility is located.

(11)	We own our facility in Quapaw, Oklahoma as well as the 155-acre property on which our facility is located.

The financial information for all segments is presented below (in thousands):

	Three Months Ended March 31,
	2008	2007
Revenue from External Customers
ACO	$129,987	$151,891
ESK Ceramics	39,276	41,192
Semicon Associates	2,269	2,149
Thermo Materials	17,303	4,221
Ceradyne Canada	2,562	741
Ceradyne Boron Products	5,032	—
Inter-segment elimination	(7,892)	(11,751)

Total	$188,537	$188,443

Depreciation and Amortization
ACO	$2,487	$2,251
ESK Ceramics	3,051	2,426
Semicon Associates	89	91
Thermo Materials	1,278	305
Ceradyne Canada	243	180
Ceradyne Boron Products	1,655	—

Total	$8,803	$5,253

Segment Income (Loss) before Provision for Income Taxes
ACO	$43,647	$55,529
ESK Ceramics	2,626	4,265
Semicon Associates	482	142
Thermo Materials	3,086	346
Ceradyne Canada	666	(843)
Ceradyne Boron Products	484	—
Inter-segment elimination	621	169

Total	$51,612	$59,608

Segment Assets
ACO	$410,321	$442,936
ESK Ceramics	240,810	184,034
Semicon Associates	5,913	6,141
Thermo Materials	74,462	19,677
Ceradyne Canada	24,017	19,180
Ceradyne Boron Products	70,214	—

Total	$825,737	$671,968

Expenditures for PP&E
ACO	$497	$1,879
ESK Ceramics	11,454	2,151
Semicon Associates	84	51
Thermo Materials	4,376	2,958
Ceradyne Canada	2,036	114
Ceradyne Boron Products	107	—

Total	$18,554	$7,153

	Three Months Ended March 31,
	2008	2007
Percentage of U.S. net sales from external customers ACO	65%	79%
ESK Ceramics	2%	2%
Semicon Associates	1%	1%
Thermo Materials	4%	2%
Ceradyne Canada	1%	—
Ceradyne Boron Products	2%	—

Total percentage of U.S. net sales from external customers	75%	84%

Percentage of foreign net sales from external customers
ACO	3%	2%
ESK Ceramics	15%	14%
Semicon Associates	—	—
Thermo Materials	5%	—
Ceradyne Canada	1%	—
Ceradyne Boron Products	1%	—

Total percentage of foreign net sales from external customers	25%	16%

Percentage of total net sales from external customers
ACO	68%	81%
ESK Ceramics	17%	16%
Semicon Associates	1%	1%
Thermo Materials	9%	2%
Ceradyne Canada	2%	—
Ceradyne Boron Products	3%	—

Total percentage of total net sales from external customers	100%	100%

The following is revenue by product line for ACO (in thousands):

	Three Months Ended March 31,
	2008	2007
Armor	$115,572	$143,860
Automotive	4,022	2,020
Orthodontics	2,733	2,790
Industrial	7,660	3,221

	$129,987	$151,891

11. Pension and Other Post-retirement Benefit Plans
The Company provides pension benefits to its employees in Germany. These pension benefits are rendered for the time after the retirement of the employees by payments into legally independent pension and relief facilities. They are generally based on length of service, wage level and position in the company. The direct and indirect obligations comprise obligations for pensions that are already paid currently and expectations for those pensions payable in the future. The Company has four separate plans in Germany: a) Pensionskasse — Old; b) Pensionskasse — New; c) Additional Compensation Plan; and d) Deferred Compensation Plan. For financial accounting purposes, the Additional and Deferred Compensation Plans are accounted for as single-employer defined benefit plans, Pensionskasse — Old is a multiemployer defined benefit plan and the Pensionskasse — New is a defined contribution plan. The Company also provides pension benefits to its employees of Ceradyne Boron Products located in Quapaw, Oklahoma. There are two defined benefit retirement plans, one for eligible salaried employees and one for hourly employees. The benefits for the salaried employee plan are based on years of credited service and compensation. The benefits for the hourly employee plan are based on stated amounts per year of service.

Components of net periodic benefit costs under these plans were as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
Service cost	$144	$111
Interest cost	275	96
Expected return on plan assets	(200)	—
Amortization of unrecognized gain	—	14

Net periodic benefit cost	$219	$221

12. Financial Instruments
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
13. Income Taxes
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
Components of the required reserve at March 31, 2008 and December 31, 2007 are as follows (in thousands):

	March 31, 2008	December 31, 2007
Federal, state and foreign UTBs	$4,596	$4,556
Interest	809	679
Federal/State Benefit of Interest	(297)	(250)

Total reserve for UTBs	$5,108	$4,985

In accordance with the provisions of FIN 48, this reserve was reclassified to other long term liabilities at the time of adoption from income taxes payable.
It is anticipated that any change in the above UTBs will impact the effective tax rate. For UTBs that exist at March 31, 2008, the Company anticipates there will be a reduction of approximately $0.5 million in the next twelve months. At March 31, 2008, the 2003 through 2007 years are open and subject to potential examination in one or more jurisdictions. The Company is currently under federal, state and foreign income tax examinations for the tax years 2003 through 2005.
Income taxes are determined using an annual effective tax rate, which generally differs from the United States federal statutory rate, primarily because of state taxes and research and development tax credits. The Company recognizes deferred tax assets and liabilities for temporary differences between the financial and tax reporting of the Company’s assets and liabilities, along with net operating loss and credit carry forwards

14. Commitments and Contingencies
The Company leases certain of its manufacturing facilities under noncancelable operating leases expiring at various dates through May 2012. The Company incurred rental expense under these leases of $0.7 million for both the three months ended March 31, 2008 and 2007, respectively. The approximate minimum rental commitments required under existing noncancelable leases as of March 31, 2008 are as follows (in thousands):

2008	$2,227
2009	2,734
2010	2,412
2011	556
2012	125

$8,054

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
On October 26, 2007, the Company and the individual defendants filed motions to dismiss the first amended consolidated complaint in the federal action. In December 2007, plaintiffs filed a second amended consolidated complaint. The Company and the individual defendants have entered into a stipulation providing that motions to dismiss the second amended consolidated complaint will be filed by May 27, 2008 and that the hearing on the motions will be held on August 4, 2008. The plaintiffs in the state court action have agreed to voluntarily stay the state court, pending the federal court’s rulings on the motions to dismiss.
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

A class action lawsuit was filed on March 23, 2007, in the California Superior Court for Orange County, in which it is asserted that the representative plaintiff, a former Ceradyne employee, and the putative class members, were not paid overtime at an appropriate overtime rate. The complaint alleges that the purportedly affected employees should have had their regular rate of pay for purposes of calculating overtime, adjusted to reflect the payment of a bonus to them for the four years preceding the filing of the complaint. The complaint further alleges that a waiting time penalty should be assessed for the failure to timely pay the correct overtime payment. Ceradyne has filed an answer denying the material allegations of the complaint. A third party administrator completed the mailing and processing of the “opt-out” procedure and has provided the employee contact information for employees that did not opt-out. The court has ordered that the motion for class certification must be filed by July 8, 2008. We believe that the lawsuit is without merit on the basis that our bonus policy is discretionary and is not of the type that is subject to inclusion in the regular hourly rate for purposes of calculating overtime, and we intend to vigorously defend this action. We also believe that the putative class members are not similarly situated and, therefore, this case should not proceed as a class action.
15. Comprehensive Income
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
Comprehensive income was (in thousands):

	Three Months Ended March 31,
	2008	2007
Net income	$32,902	$38,089
Foreign currency translation	17,072	2,405
Unrealized gain (loss) on investments	(1,443)	7

Comprehensive income	$48,531	$40,501

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Preliminary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains statements which may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934. One generally can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “may,” “will,” “expects,” “intends,” “estimates,” “anticipates,” “plans,” “seeks,” or “continues,” or the negative thereof, or variations thereon, or similar terminology. Forward-looking statements regarding future events and the future performance of the Company involve risks and uncertainties that could cause actual results to differ materially. Reference is made to the risks and uncertainties which are described in this report in Note 14 “Commitments and Contingencies” of the Condensed Notes to Consolidated Financial Statements, in this Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in Part II, Item 1A under the caption “Risk Factors.” Reference is also made to the risks and uncertainties described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as filed with the Securities and Exchange Commission, in Item 1A under the caption “Risk Factors,” and in Item 7 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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

	Three Months Ended March 31,
	2008	2007
Defense	62.7%	77.4%
Industrial	30.1	17.4%
Automotive/Diesel	5.4	3.7%
Commercial	1.8	1.5%

Total	100.0%	100.0%

The principal factors contributing to our growth in sales since 2001 are increased demand by the U.S. military for ceramic body armor that protects soldiers and our acquisitions of ESK Ceramics in August 2004, Minco, Inc. in July 2007 and Eagle Picher Boron, LLC in August 2007 which was renamed Ceradyne Boron Products. In addition, the market for ceramic body armor increased further beginning in 2006 with the introduction of enhanced side ballistic inserts, known as ESBI, which protect the side areas of the soldier’s torso. Defense sales as a percentage of total sales decreased to 62.7% in the three months ended March 31, 2008 from 77.4% during the three months ended March 31, 2007 because of a reduction in body armor sales while industrial sales increased to 30.1% in the three months ended March 31, 2008 from 17.4% during the three months ended March 31, 2007 as a result of including the industrial sales of our acquisitions completed in 2007.
Military conflicts in Iraq and Afghanistan, as well as an increasingly unstable geopolitical climate and the heightened risk of international conflicts, have resulted in increased shipments of our ceramic body armor in each year since 2001. We were awarded an Indefinite Delivery/Indefinite Quantity contract by the U.S. Army in August 2004 with an adjusted maximum value of $747.5 million from an original estimated contract value of $461.0 million. Through March 2008, we received sixteen delivery orders equaling the contract amount. We expect to complete the delivery of this adjusted contract amount during 2008. We have also received a number of other orders for ceramic body armor, not covered by the Indefinite Delivery/Indefinite Quantity contract, from the Army and other branches of the U.S. military. In January 2006, we received our first production order for ESBI, or side plates, which are designed to protect the side areas of a soldier’s torso when used in conjunction with our Enhanced Small Arms Protective Inserts, ESAPI, ceramic body armor plates. This delivery order, which totaled $70.0 million, was issued to us by the U.S. Army. In June 2006, we were awarded an Indefinite Delivery/Indefinite Quantity contract by the U.S. Army with a maximum value of $611.7 million for ESBI plates. Through March 2008, eight delivery orders totaling approximately $411.0 million have been issued to us under this contract. Based on our current backlog and anticipated orders for ceramic body armor, we expect our shipments of ceramic body armor to be lower in fiscal year 2008 than in 2007. Moreover, government contracts typically may be cancelled by the government at any time without penalty. For the next several quarters, and perhaps longer, demand for ceramic body armor is likely to be the most significant factor affecting our sales.
In response to a solicitation notice from the U.S. military regarding the next ballistic threat generation of body armor, we submitted our quotation for this procurement in February 2008. This procurement, like most government procurements for ceramic body armor, will be awarded in an open competitive bidding process. We cannot be certain when the military will make awards under this procurement, or whether or to what extent we will be one of the successful bidders.
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
In July 2007, we entered into an agreement with Ideal Innovations, Inc. and Oshkosh Truck Corporation to further develop, produce and market an armored military vehicle we call the Bull™. The Bull™ armored vehicle is designed to meet the increasing need for protection from improvised explosive devices, known as IEDs, mine blasts and high-threat, explosively formed projectiles, known as EFPs, and is built on a combat-proven Oshkosh Truck chassis. The Bull™ armored solution, conceived by Ideal Innovations in 2005 and developed with Ceradyne in 2006, has been tested by the Army Test Center, Aberdeen, Maryland, and demonstrated to be capable of protecting vehicle occupants against IED, EFP and mine blast threats. In September 2007, in response to a solicitation notice from the U.S. military regarding Mine Resistant Ambush Protected Vehicles II Enhanced Vehicle Competitive, known as MRAP II, we, together with Ideal Innovations and Oshkosh Truck, submitted a quotation and delivered both a 6-person and a 10-person MRAP II vehicle named the Bull™, to the U.S. Army Aberdeen Test Center for further service evaluation.

In December 2007, the U.S. government awarded a delivery order totaling $18.1 million to Ideal Innovations, Ceradyne and Oshkosh Truck for several 6-person versions and targets of the Bull™ armored vehicle to be used for further government testing and we delivered these items to the government in February 2008. Ideal Innovations is the prime contractor and we are a sub-contractor to Ideal Innovations. Whether we receive additional orders for the Bull™ armored vehicle will depend upon the success of these tests, the U.S. military’s need and funding for MRAP II armored vehicles, the results of testing of a competitor’s MRAP II armored vehicle, and whether our pricing for the Bull™ armored vehicle is competitive.
Ceradyne’s design and production contribution to the Bull™ armored vehicle program is based on our experience and expertise learned over many years in developing ceramic armor systems for military helicopters, ground-based vehicles and boats. Due to the ballistic threat level that MRAP II armored vehicles are required to meet, the current design of the Bull™ armored vehicle does not include any ceramic armor. Although we are engaged in development of ceramic armor systems to use on future versions of the Bull™ armored vehicle, we do not know when or if a ceramic armor solution will be available or whether it would be acceptable to the U.S. military.
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
Our order backlog was $262.7 million as of March 31, 2008 and $332.3 million as of March 31, 2007. Orders for ceramic body armor represented approximately $171.4 million, or 65.2% of the total backlog as of March 31, 2008 and $257.1 million, or 77.4% of the total backlog as of March 31, 2007. We expect that substantially all of our order backlog as of March 31, 2008 will be shipped during 2008.
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
Had this estimated Stock-Based Charge been reflected, as and when incurred, in the Company’s results of operations for prior years, the impact on net income for Ceradyne’s fiscal years ended December 31 would have been a reduction of $21,000 in 1997, a reduction of $45,000 in 1998, a reduction of $47,000 in 1999, a reduction of $104,000 in 2000, a reduction of $269,000 in 2001, a reduction of $74,000 in 2002, a reduction of $347,000 in 2003, a reduction of $0.6 million in 2004, and a reduction of $324,000 in 2005. As of March 31, 2008, the total remaining incremental stock-based compensation charge related to these stock option grants that are expected to vest in future periods with a revised accounting measurement date is immaterial. There was no impact on revenue or net cash provided by operating activities as a result of the estimated compensation charge.
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
Results of Operations for the Three Months Ended March 31, 2008 and 2007
Net Sales. Our net sales for the three months ended March 31, 2008 were $188.5 million, an increase of $94,000 from $188.4 million of net sales in the corresponding prior year period.
Net sales for our Advanced Ceramic Operations division for the three months ended March 31, 2008 were $130.0 million, a decrease of $21.9 million, or 14.4%, from $151.9 million of net sales in the corresponding prior year period. The primary reason for the decrease was a decline in shipments of ceramic body armor and other armor components for defense contractors in the amount of $28.3 million, or 19.7%, to $115.6 million from the $143.9 million of ceramic armor shipments in the first quarter of 2007. In February 2008, the U.S. Army reduced their monthly demand of approximately 22,500 ESAPI body armor sets from us to approximately 12,500 sets per month as they near their targeted goal of 960,000 total sets of ESAPI received from all suppliers since 2005. We anticipate that this targeted goal of shipments will be met during the end of September 2008. Thereafter, the U.S. Army may require shipments of the next ballistic threat generation of body armor, called XSAPI. We submitted our quotation for this procurement in February 2008. We cannot be certain when the military will make awards under this procurement, or whether or to what extent we will be one of the successful bidders
Net sales for our automotive/diesel component product line were $4.0 million, an increase of $2.0 million, or 99.0%, from $2.0 million in the corresponding prior year period. The primary reason for this increase was caused by our customers producing more heavy-duty diesel truck engines in 2008 than in 2007. Production of heavy-duty diesel truck engines in 2007 was less than usual due to forward buying in 2006 in anticipation of increased emission standards that became effective in 2007. Net sales of our orthodontic brackets product line were $2.7 million, a decrease of $56,000, or 2.0%, from net sales of $2.8 million in the corresponding prior year period.
Our ESK Ceramics subsidiary had net sales for the three months ended March 31, 2008 of $39.3 million, a decrease of $1.9 million, or 4.7%, from $41.2 million in the corresponding prior year period. Sales decreased because of a decline in inter-segment sales of $5.5 million of boron carbide powder used in body armor production due to a reduction in demand of boron carbide at our Advanced Ceramic Operations division. Included in sales of defense products for the three months ended March 31, 2008 were inter-segment sales of boron carbide powder of $6.3 million compared to $11.8 million in the prior year. Approximately $3.5 million of the $39.3 million of sales in the three months ended March 31, 2008 are attributable to a higher value of the Euro versus the U.S. dollar during the three month period ended March 31, 2008 compared to the corresponding prior year period. Sales of industrial products for the three months ended March 31, 2008 were $24.8 million, an increase of $1.6 million, or 7.1%, from $23.2 million in the corresponding prior year period.

This increase was the result of a higher demand for fluid handling parts, industrial wear parts and metallurgy parts. Sales of automotive/diesel products for the three months ended March 31, 2008 were $6.1 million, an increase of $1.2 million, or 24.8%, from $4.9 million in the corresponding prior year period. Increased demand from automotive original equipment manufacturers accounted for the increased sales. Sales of commercial products, consisting of boron nitride for the cosmetic industry began in 2007, and for the three months ended March 31, 2008 were $0.7 million, an increase of $105,000, or 17.7%, from $0.6 million in the corresponding prior year period. Sales of defense products for the three months ended March 31, 2008 were $7.6 million, a decrease of $4.9 million, or 39.0%, from the $12.5 million in the corresponding prior year period.
Our Semicon Associates division had net sales for the three months ended March 31, 2008 of $2.3 million, an increase of $120,000, or 5.6%, from $2.1 million in the corresponding prior year period, reflecting higher shipments of microwave cathodes for cathode ray tubes.
Our Thermo Materials division had net sales for the three months ended March 31, 2008 of $17.3 million, an increase of $13.1 million, or 309.9%, from $4.2 million in the corresponding prior year period. We acquired Minco, Inc. on July 10, 2007, which contributed $7.4 million of external sales during the three months ended March 31, 2008. For the three months ended March 31, 2008, our Thermo Materials division recorded an increase in sales of crucibles used in the manufacture of photovoltaic cells for the solar energy markets of $5.5 million, or 297.7%, from the $1.9 million in the corresponding prior year period. In June 2007, we opened a new facility in Tianjin, China for the manufacture of crucibles. Shipments from this facility amounted to $4.0 million of the $5.5 million total increase in crucible sales during the three months ended March 31, 2008. Increased demand from the defense industry caused sales to increase by $295,000, or 23.1% when compared to the corresponding prior year period.
Our Ceradyne Canada subsidiary, had net sales of $2.6 million for the three months ended March 31, 2008, an increase of $1.9 million, or 245.7%, from $0.7 million in the corresponding prior year period. Increased demand of our Boral® product line by the nuclear power industry contributed to the increase in sales.
Our Ceradyne Boron Products subsidiary, which we acquired on August 31, 2007, had sales of $5.0 million for the three month period ended March 31, 2008.
Gross Profit. Our gross profit was $71.5 million for the three months ended March 31, 2008, a decrease of $5.6 million or 7.2%, from $77.1 million in the corresponding prior year period. As a percentage of net sales, gross profit was 37.9% for the three months ended March 31, 2008 compared to 40.9% for the corresponding prior year period. The decrease in gross profit as a percentage of net sales was the result of lower volumes of production at our Advanced Ceramic Operations division and our ESK subsidiary which produce higher margin products such as body armor and boron carbide powder, respectively.
Our Advanced Ceramic Operations division posted gross profit of $51.4 million for the three months ended March 31, 2008 a decrease of $11.9 million, or 18.8%, from $63.3 million in the corresponding prior year period. As a percentage of net sales, gross profit was 39.6% for the three months ended March 31, 2008, compared to 41.7% for the corresponding prior year period. Lower gross profit and gross profit as a percentage of net sales were caused by lower shipments of armor and the resulting lower absorption of fixed manufacturing costs, and severance expenses of $187,000 due to the reduction in work force during February 2008.
Our ESK Ceramics subsidiary had gross profit of $10.5 million for the three months ended March 31, 2008, a decrease of $2.4 million, or 18.4%, from $12.9 million in the corresponding prior year period. As a percentage of net sales, gross profit was 26.8% for the three months ended March 31, 2008, compared to 31.3% for the three months ended March 31, 2007. The decrease in gross profit as a percentage of net sales for the three months ended March 31, 2008 was the result of an unfavorable sales mix due to lower sales of ceramic powder for armor applications and more competitive pricing for the sales of evaporation boats.
Our Semicon Associates division had gross profit of $0.8 million for the three months ended March 31, 2008, an increase of $438,000, or 123.4%, compared to $355,000 in the corresponding prior year period. As a percentage of net sales, gross profit was 34.9% for the three months ended March 31, 2008, compared to 16.5% for the corresponding prior year period. Contributing to the increase in gross profit and gross profit as a percentage of net sales were sales of higher margin parts from our microwave cathode product line when compared to the corresponding prior year period.
Our Thermo Materials division had gross profit of $5.7 million for the three months ended March 31, 2008, an increase of $4.6 million, or 429.3%, from $1.1 million in the corresponding prior year period. As a percentage of net sales, gross profit was 35.4% for the three months ended March 31, 2008 compared to 25.7% for the corresponding prior year period. The increase in gross profit as a percentage of sales for the three months ended March 31, 2008 was primarily due to sales mix, improved yields in the production of crucibles and higher sales volumes of crucibles when compared to the corresponding prior year period. During the three month period ended March 31, 2008, our Minco, Inc. subsidiary, acquired on July 10, 2007, contributed gross profit of $1.7 million.

Our Ceradyne Canada subsidiary had a gross profit of $1.1 million for the three months ended March 31, 2008, an increase of $1.8 million, compared to a gross loss of $0.7 million in the corresponding prior year period. As a percentage of net sales, gross profit was 41.8% for the three months ended March 31, 2008 compared to a negative 91.2% for the corresponding prior year period. The increase in gross profit and gross profit as a percentage of net sales were caused by higher sales volumes resulting in higher absorption of fixed manufacturing overhead when compared to the corresponding prior year period.
Our Ceradyne Boron Products subsidiary, which we acquired on August 31, 2007, had gross profit of $1.8 million for the three month period ended March 31, 2008. As a percentage of net sales, gross profit was 36.3% for the three months ended March 31, 2008.
Selling Expenses. Our selling expenses were $7.9 million for the three months ended March 31, 2008, an increase of $1.6 million or 24.7%, from $6.3 million in the corresponding prior year period. Selling expenses, as a percentage of net sales, increased from 3.3% for the three months ended March 31, 2007 to 4.2% of net sales for the three months ended March 31, 2008. The primary reasons for the increases were the negative impact of exchange rates on the dollar, $1.0 million of selling expenses due to the inclusion of the results of our recently acquired Ceradyne Boron Products subsidiary and $247,000 of selling expenses due to the inclusion of the results of our recently acquired Minco, Inc. subsidiary. The increase in selling expenses as a percentage of net sales was due to our lower net sales for the three months ended March 31, 2008 when compared to the corresponding prior year period while comparable selling expenses increased.
General and Administrative Expenses. Our general and administrative expenses for the three months ended March 31, 2008 were $11.8 million, an increase of $2.0 million, or 20.8%, from $9.8 million in the corresponding prior year period. General and administrative expenses, as a percentage of net sales, increased from 5.2% for the three months ended March 31, 2007 to 6.3% for the three months ended March 31, 2008. The primary reasons for the increase were $1.0 million of general and administrative expenses contributed by our recent acquisitions, $463,000 in general and administrative expenses in connection with the start up of our China facility that we did not have in the three months ended March 31, 2007, $186,000 in increased legal expenses, $200,000 in increased wages and benefits, and $149,000 due to the negative impact of exchange rates on the dollar.
Research and Development Expenses. Our research and development expenses for the three months ended March 31, 2008 were $3.0 million, a decrease of $479,000, or 13.7%, from $3.5 million in the corresponding prior year period. Research and development expenses, as a percentage of net sales, decreased from 1.8% of net sales for the three months ended March 31, 2007 to 1.6% of net sales for the three months ended March 31, 2008. Research and development decreased because our Wixom, Michigan facility which is normally a research and development center produced the Bull™ armored vehicles for sale to the U.S. Army during the three months ended March 31, 2008.
Other Income (Expense). Our net other income for the three months ended March 31, 2008 was $2.8 million, an increase of $0.7 million, or 34.2%, compared to $2.1 million in the corresponding prior year period. The primary reasons for the change were gains on foreign currency transactions of $1.3 million, an increase of $0.9 million, or 223.6%, from $394,000 in the corresponding prior year period, and a charge of $147,000 for impairment due to the other than temporary reduction in the value of our investments in auction rate securities. Interest expense was $1.1 million for the three months ended March 31, 2008, an increase of $87,000, or 8.5%, from the $1.0 million from the prior year period.
Income before Provision for Income Taxes. Our income before provision for income taxes for the three months ended March 31, 2008 was $51.6 million, a decrease of a $8.0 million, or 13.4%, compared to $59.6 million in the corresponding prior year period.
Our Advanced Ceramic Operations division’s income before provision for income taxes for the three months ended March 31, 2008 was $43.6 million, a decrease of $11.9 million, or 21.4%, compared to $55.5 million in the corresponding prior year period. The decrease in income before provision for income taxes was due to lower shipments of body armor which resulted in lower gross profit.
Our ESK Ceramics subsidiary’s income before provision for income taxes for the three months ended March 31, 2008 was $2.6 million, a decrease of $1.6 million, or 38.4% compared to $4.3 million in the corresponding prior year period. The decrease in income before provision for income taxes was primarily caused by an unfavorable sales mix due to lower sales of ceramic powder for armor applications.
Our Semicon Associates division’s income before provision for income taxes for the three months ended March 31, 2008 was $482,000, an increase of $340,000, or 239.4%, from $142,000 in the corresponding prior year period. The increase in income before provision for income taxes was primarily caused by a favorable sales mix of microwave cathode products compared to the corresponding prior year period.

Our Thermo Materials division’s income before provision for income taxes for the three months ended March 31, 2008 was $3.1 million, an increase of $2.7 million, or 791.9%, from income before provision for taxes of $346,000 in the corresponding prior year period. The increase in income before provision for income taxes was due to sales mix, improved yields in the production of crucibles, higher sales volumes of crucibles when compared to the corresponding prior year period and the contribution of income before provision for income taxes by our Minco, Inc. subsidiary, which we acquired on July 10, 2007.
Our Ceradyne Canada subsidiary’s income before provision for income taxes for the three months ended March 31, 2008 was $0.7 million, an increase of $1.5 million from a loss of $0.8 million in the corresponding prior year period. The increase in income before provision for income taxes was due to increased shipments of our Boral® product line.
Our Ceradyne Boron Products subsidiary, which we acquired on August 31, 2007, had income before provision for income taxes of $484,000 for the three months ended March 31, 2008.
Income Taxes. Our provision for income taxes for the three months ended March 31, 2008 was $18.7 million, a decrease of $2.8 million, or 13.1%, from the $21.5 million in the corresponding prior year period. We had a combined federal and state tax rate of 36.3% for the three months ended March 31, 2008, compared to 36.1% for the corresponding prior year period.
Liquidity and Capital Resources
We generally have met our operating and capital requirements with cash flow from operating activities, borrowings under our credit facility, and proceeds from the sale of shares of our common stock.
Our net cash position increased by $30.7 million during the three months ended March 31, 2008 compared to a $4.6 million increase during the three months ended March 31, 2007. For the three months ended March 31, 2008, cash flow provided by operating activities amounted to $59.4 million compared to $56.1 million during the three months ended March 31, 2007. The primary factors contributing to cash flow from operating activities in the three months ended March 31, 2008, were net income of $32.9 million, and adjustments of non-cash amounts related to depreciation and amortization of $8.8 million and stock compensation of $0.6 million. Additional factors contributing to the increase in cash flow provided by operating activities were an increase of $16.1 million in income taxes payable for the first quarter income tax installment which was paid in April 2008, an increase in accounts payable and accrued expenses of $4.6 million, and a decrease in production tooling of 1.7 million. These contributions were offset in part by an increase in accounts receivable and other receivables of $3.9 million and an increase in inventories of 2.4 million.
Investing activities used $478,000 of cash during the three months ended March 31, 2008. This included $18.6 million for the purchase of property, plant and equipment. Included in this amount is $11.5 million for the purchase of land and buildings to expand our production capacity at our ESK Ceramics subsidiary’s plant in Kempten, Germany. Proceeds from the sales of marketable securities and short term investments added $18.1 million of cash flow.
Financing activities during the three months ended March 31, 2008 consumed $30.1 million. During the three months ended March 31, 2008, we repurchased and retired 1,009,836 shares of our common stock at an aggregate cost of $30.3 million under a stock repurchase program authorized by our Board of Directors. We are authorized to repurchase and retire an additional $69.7 million for a total of $100.0 million.
The effect of exchange rates on cash and equivalents due to our investment in our German subsidiary, ESK Ceramics and in our Chinese subsidiary, Ceradyne (Tianjin) Technical Ceramics Co., Ltd. was a positive $1.8 million.
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
We are obligated to pay contingent interest to the holders of the notes during any six-month period from June 15 to December 14 and from December 15 to June 14, commencing with the six-month period beginning December 20, 2010 and ending on June 14, 2011, if the average trading price of the note for the five trading day period ending on the third trading day immediately preceding the first day of the relevant contingent interest period equals $1,200 (120% of the principal amount of a note) or more. The amount of contingent interest payable per note for any relevant contingent interest period shall equal 0.25% per annum of the average trading price of a note for the five trading day period ending on the third trading day immediately preceding the first day of the relevant contingent interest period. This contingent interest payment feature represents an embedded derivative. However, based on the de minimus value associated with this feature, no value has been assigned at issuance and at March 31, 2008.
In December 2005, we established a new unsecured $10.0 million line of credit. As of March 31, 2008, there were no outstanding amounts on the line of credit. However, the available line of credit at March 31, 2008 has been reduced by an outstanding letter of credit in the amount of $1.5 million. The interest rate on the credit line is based on the LIBOR rate for a period of one month, plus a margin of one percent, which equaled 4.0% as of March 31, 2008.
Pursuant to the bank line of credit, we are subject to certain covenants, which include, among other things, the maintenance of specified minimum amounts of tangible net worth and quick assets to current liabilities ratio. At March 31, 2008, we were in compliance with these covenants.
Our cash, cash equivalents, restricted cash and short-term investments totaled $199.9 million at March 31, 2008, compared to $187.3 million at December 31, 2007. At March 31, 2008, we had working capital of $354.2 million, compared to $353.9 million at December 31, 2007. Our cash position includes amounts denominated in foreign currencies, and the repatriation of those cash balances from our ESK Ceramics subsidiary does not result in additional tax costs. We believe that our current cash and cash equivalents on hand and cash available from the sale of short-term investments, cash available from additional borrowings under our revolving line of credit and cash we expect to generate from operations will be sufficient to finance our anticipated capital and operating requirements for at least the next 12 months. Our anticipated capital requirements primarily relate to the expansion of our manufacturing facilities in the both China and Germany. We also may utilize cash, and, to the extent necessary, borrowings from time to time to acquire other businesses, technologies or product lines that complement our current products, enhance our market coverage, technical capabilities or production capacity, or offer growth opportunities.
Our material contractual obligations and commitments as of March 31, 2008 include a $5.1 million reserve for unrecognized tax benefits. The reserve is classified as long term liabilities on our Consolidated Balance Sheet as of March 31, 2008.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks related to fluctuations in interest rates on our debt. We routinely monitor our risks associated with fluctuations in currency exchange rates and interest rates. We address these risks through controlled risk management that may, in the future, include the use of derivative financial instruments to economically hedge or reduce these exposures. We do not enter into foreign exchange contracts for speculative or trading purposes. Currently, we do not utilize interest rate swaps. Our investments in marketable securities consist primarily of high-grade corporate and government securities with maturities of less than two years. Investments purchased with an original maturity of three months or less are considered cash equivalents. Our long term investments at March 31, 2008 included $35.6 million of auction rate securities net of a temporary impairment charge of $2.4 million against other comprehensive income and an other than temporary impairment charge of $147,000 against earnings, both incurred during the three months ended March 31, 2008. Cumulatively to date, the Company has incurred $3.2 million in charges against other comprehensive income and other than temporary impairment charges of $2.2 million related to auction rate securities. The Company’s investments in auction rate securities represent interests in collateralized debt obligations supported by pools of residential and commercial mortgages or credit cards, insurance securitizations and other structured credits, including corporate bonds. These auction rate securities are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. During the second half of the year 2007 and the first quarter of 2008, the auctions for these securities failed. As a result of current negative conditions in the global credit markets, auctions for the Company’s investment in these securities have recently failed to settle on their respective settlement dates. Consequently, the investments are not currently liquid through the normal auction process and may be liquid if a buyer is found outside the auction process.

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
Our debt is comprised of $121.0 million of a convertible note with a fixed coupon rate of 2.875%. The fair value of long-term debt was $108.6 million and is based on quoted market prices at March 31, 2008.
Approximately 25% of our revenues for the three months ended March 31, 2008 were derived from operations outside the United States. Overall, we are a net recipient of currencies other than the U.S. dollar and, as such, we benefit from a weaker dollar and are adversely affected by a stronger dollar relative to major currencies worldwide. Accordingly, changes in exchange rates, and in particular a strengthening of the U.S. dollar, may negatively affect net sales, gross profit, and net income from our subsidiary, ESK Ceramics, as expressed in U.S. dollars. This would also negatively impact our consolidated reported results.
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
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008 (the end of the period covered by this report). Based on this evaluation, taking into account the items discussed above in this Item 4, our principal executive officer and principal financial officer concluded that our current disclosure controls and procedures (as defined in Rules 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934) are effective.
Changes in Internal Control over Financial Reporting
Our management evaluated our internal control over financial reporting and there have been no changes during the fiscal quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On October 26, 2007, the Company and the individual defendants filed motions to dismiss the first amended consolidated complaint in the federal action. In December 2007, plaintiffs filed a second amended consolidated complaint. The Company and the individual defendants have entered into a stipulation providing that motions to dismiss the second amended consolidated complaint will be filed by May 27, 2008 and that the hearing on the motions will be held on August 4, 2008. The plaintiffs in the state court action have agreed to voluntarily stay the state court, pending the federal court’s rulings on the motions to dismiss.
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
Daniel Vargas, Jr. v. Ceradyne, Inc., Orange County Superior Court, Civil Action No. 07CC01232:
A class action lawsuit was filed on March 23, 2007, in the California Superior Court for Orange County, in which it is asserted that the representative plaintiff, a former Ceradyne employee, and the putative class members, were not paid overtime at an appropriate overtime rate. The complaint alleges that the purportedly affected employees should have had their regular rate of pay for purposes of calculating overtime, adjusted to reflect the payment of a bonus to them for the four years preceding the filing of the complaint. The complaint further alleges that a waiting time penalty should be assessed for the failure to timely pay the correct overtime payment. Ceradyne has filed an answer denying the material allegations of the complaint. A third party administrator completed the mailing and processing of the “opt-out” procedure and has provided the employee contact information for employees that did not opt-out. The court has ordered that the motion for class certification must be filed by July 8, 2008. We believe that the lawsuit is without merit on the basis that our bonus policy is discretionary and is not of the type that is subject to inclusion in the regular hourly rate for purposes of calculating overtime, and we intend to vigorously defend this action. We also believe that the putative class members are not similarly situated and, therefore, this case should not proceed as a class action.

Item 1A. Risk Factors
There have been no significant changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

(d)
Maximum Number
			(c)	(or Approximate
			Total Number of	Dollar Value) of
			Shares Purchased as	Shares that May Yet
	(a)	(b)	Part of Publicly	Be Purchased Under
	Total Number of	Average Price Paid	Announced Plans or	the Plans or
Period	Shares Purchased	per Share	Programs	Programs
January 1 to January 31, 2008	—	—	—	—
February 1 to February 29, 2008	—	—	—	—
March 1 to March 31, 2008	1,009,836	$30.02	—	$69,688,234
Total	1,009,836	$30.02	—	$69,688,234

(1)	On March 4, 2008, we announced that our board of directors had authorized the repurchase and retirement of up to $100 million of our common stock in open market transactions, including block purchases, or in privately negotiated transactions. We did not set a time limit for completion of this repurchase program, and we may suspend or terminate it at any time.
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

CERADYNE, INC.
Date: April 25, 2008	By:	/s/ JERROLD J. PELLIZZON
Jerrold J. Pellizzon
Vice President Chief Financial Officer (Principal Financial and Accounting Officer)

Index to Exhibits

Exhibit	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.