Form 10-Q
period 2008-06-30
CERADYNE INC
filed 2008-07-25
CIK 18937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 16, 2008

Common Stock, $0.01 par value	26,270,321 Shares
Exhibit Index on Page 37

CERADYNE, INC.

CERADYNE, INC.
FORM 10-Q
FOR THE QUARTER ENDED
JUNE 30, 2008
PART I. FINANCIAL INFORMATION
Item 1. Unaudited Consolidated Financial Statements
CERADYNE, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	June 30,	December 31,
	2008	2007
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$194,979	$155,103
Restricted cash	2,688	2,660
Short-term investments	8,390	29,582
Accounts receivable, net of allowances for doubtful accounts of $1,505 and $792 at June 30, 2008 and December 31, 2007, respectively	77,006	85,346
Other receivables	8,351	5,704
Inventories, net	100,499	92,781
Production tooling, net	12,474	16,632
Prepaid expenses and other	20,950	12,391
Deferred tax asset	12,672	12,455

TOTAL CURRENT ASSETS	438,009	412,654

PROPERTY, PLANT AND EQUIPMENT, net	267,640	243,892
LONG TERM INVESTMENTS	35,041	38,089
INTANGIBLE ASSETS, net	38,777	37,578
GOODWILL	47,645	46,848
OTHER ASSETS	4,084	4,225

TOTAL ASSETS	$831,196	$783,286

CURRENT LIABILITIES
Accounts payable	$29,318	$35,990
Accrued expenses	25,273	22,483
Income taxes payable	850	258

TOTAL CURRENT LIABILITIES	55,441	58,731
LONG-TERM DEBT	121,000	121,000
EMPLOYEE BENEFITS	15,424	13,650
OTHER LONG TERM LIABILITY	5,462	4,985
DEFERRED TAX LIABILITY	6,079	6,291

TOTAL LIABILITIES	203,406	204,657

COMMITMENTS AND CONTINGENCIES (Note 15)
SHAREHOLDERS’ EQUITY
Common stock, $0.01 par value, 100,000,000 authorized, 26,270,321 and 27,318,530 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	263	272
Additional paid-in capital	153,644	185,702
Retained earnings	427,399	361,301
Accumulated other comprehensive income	46,484	31,354

TOTAL SHAREHOLDERS’ EQUITY	627,790	578,629

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$831,196	$783,286

See accompanying condensed notes to Consolidated Financial Statements

CERADYNE, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)
NET SALES	$184,975	$185,359	$373,512	$373,802
COST OF GOODS SOLD	109,414	107,975	226,422	219,306

Gross profit	75,561	77,384	147,090	154,496
OPERATING EXPENSES
Selling	8,668	6,447	16,523	12,745
General and administrative	11,690	9,161	23,505	18,938
Research and development	3,445	4,395	6,452	7,881

	23,803	20,003	46,480	39,564

Income from operations	51,758	57,381	100,610	114,932

OTHER INCOME (EXPENSE):
Royalty income	29	45	60	75
Interest income	1,824	3,483	4,501	6,261
Interest expense	(1,024)	(1,035)	(2,104)	(2,060)
Miscellaneous	(459)	(117)	673	157

	370	2,376	3,130	4,433

Income before provision for income taxes	52,128	59,757	103,740	119,365
PROVISION FOR INCOME TAXES	18,932	21,454	37,642	42,973

NET INCOME	$33,196	$38,303	$66,098	$76,392

BASIC INCOME PER SHARE	$1.26	$1.41	$2.47	$2.81

DILUTED INCOME PER SHARE	$1.25	$1.38	$2.45	$2.77

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	26,285	27,237	26,718	27,194
DILUTED	26,539	27,786	26,984	27,585
See accompanying condensed notes to Consolidated Financial Statements

CERADYNE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Six Months Ended June 30,
	2008	2007
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$66,098	$76,392
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Depreciation and amortization	18,063	10,706
Deferred income taxes	257	(1,459)
Stock compensation	1,392	1,184
Loss on marketable securities	587	—
Loss on equipment disposal	29	220
Change in operating assets and liabilities:
Accounts receivable, net	9,701	5,816
Other receivables	(2,117)	(515)
Inventories, net	(4,480)	(17,466)
Production tooling, net	4,252	(22)
Prepaid expenses and other assets	(8,237)	(4,724)
Accounts payable and accrued expenses	(4,500)	1,499
Income taxes payable	550	(13,039)
Other long term liability	477	7,093
Employee benefits	685	808

NET CASH PROVIDED BY OPERATING ACTIVITIES	82,757	63,495

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(27,608)	(15,503)
Changes in restricted cash	(28)	(2,603)
Purchases of marketable securities	—	(352,718)
Proceeds from sales and maturities of marketable securities	21,191	326,852
Cash paid for acquisition	(3,896)	—
Proceeds from sale of equipment	1	—

NET CASH USED IN INVESTING ACTIVITIES	(10,340)	(43,972)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock due to exercise of options	298	500
Proceeds from issuance of stock for stock plans	—	1,078
Excess tax benefit due to exercise of stock options	280	3,702
Shares repurchased	(34,919)	—
Other	—	6

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(34,341)	5,286

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	1,800	624

INCREASE IN CASH AND CASH EQUIVALENTS	39,876	25,433
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	155,103	13,547

CASH AND CASH EQUIVALENTS, END OF PERIOD	$194,979	$38,980

SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES:
Interest paid	$1,742	$1,751
Income taxes paid	$43,774	$49,180
See accompanying condensed notes to Consolidated Financial Statements

CERADYNE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(Unaudited)
1. Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement have been included. Operating results for the six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.
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
Certain reclassifications have been made to the 2007 financial statements to conform to the 2008 presentation.
2. Share Based Compensation
See Note 4 below for information concerning an internal investigation into our stock option grant practices for the period of 1997 through June 30, 2006.
Share-based compensation expense recognized under Statement of Financial Accounting Standards No. 123(R) (“SFAS 123(R)”) for the three and six months ended June 30, 2008 was $0.8 million and $1.4 million respectively, which was related to stock options and restricted stock units. This compared to $0.7 million and $1.2 million for the three and six months ended June 30, 2007.
Share-based compensation expense is based on the value of the portion of share-based payment awards that is ultimately expected to vest. SFAS 123(R) requires forfeitures to be estimated at the time of grant in order to estimate the amount of share-based awards that will ultimately vest. The forfeiture rate is based on historical rates. Share-based compensation expense recognized in the Company’s Consolidated Statements of Income for the three and six month periods ended June 30, 2008 includes (i) compensation expense for share-based payment awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the pro forma provisions of SFAS 123 and (ii) compensation expense for the share-based payment awards granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). As share-based compensation expense recognized in the Consolidated Statements of Income for the three and six month periods ended June 30, 2008 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures.
The Company maintains the 1994 Stock Incentive Plan and 2003 Stock Incentive Plan.
The Company was authorized to grant options for up to 2,362,500 shares under its 1994 Stock Incentive Plan. The Company has granted options for 2,691,225 shares and has had cancellations of 396,911 shares through June 30, 2008. There are no remaining stock options available to grant under this plan. The options granted under this plan generally became exercisable over a five-year period for incentive stock options and six months for nonqualified stock options and have a maximum term of ten years.
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
The Company may grant options and Units for up to 1,125,000 shares under the 2003 Stock Incentive Plan. The Company has granted options for 475,125 shares and Units for 350,226 shares under this plan through June 30, 2008. There have been cancellations of 70,525 shares associated with this plan through June 30, 2008. The options under this plan have a life of ten years.
During the three and six months ended June 30, 2008 and 2007, the Company issued Units to certain directors, officers and employees with weighted average grant date fair values and Units issued as indicated in the table below. Pursuant to SFAS 123(R), the Company records compensation expense for the amount of the grant date fair value on a straight line basis over the vesting period.

Share-based compensation expense reduced the Company’s results of operations as follows (dollars in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Share-based compensation expense recognized:
General and administrative, options	$118	$187	$233	$376
General and administrative, restricted stock units	644	521	1,159	808
Related deferred income tax benefit	(277)	(255)	(505)	(426)

Decrease in net income	$485	$453	$887	$758

Decrease in basic earnings per share	$0.02	$0.02	$0.03	$0.03

Decrease in diluted earnings per share	$0.02	$0.02	$0.03	$0.03

The amounts above include the impact of recognizing compensation expense related to non-qualified stock options.
As of June 30, 2008, there was $0.9 million of total unrecognized compensation cost related to 55,725 non-vested outstanding stock options, with a per share weighted average fair value of $19.61. The unrecognized expense is anticipated to be recognized on a straight-line basis over a weighted average period of 0.9 years. In addition, the aggregate intrinsic value of stock options exercised was $0.6 million and $7.9 million for the six months ended June 30, 2008 and 2007.
As of June 30, 2008, there was approximately $10.4 million of total unrecognized compensation cost related to non-vested Units granted under the 2003 Stock Incentive Plan. That cost is expected to be recognized over a weighted average period of 3.8 years.
The following is a summary of stock option activity:

	Six Months Ended June 30, 2008
		Weighted
		Average
	Number of	Exercise
	Options	Price
Outstanding, December 31, 2007	497,325	$12.04
Options granted	—	$—
Options exercised	(24,175)	$8.69
Options cancelled	(3,750)	$15.05

Outstanding, June 30, 2008	469,400	$12.19

Exercisable, June 30, 2008	413,675	$11.19
The following is a summary of Unit activity:

	Six Months Ended June 30, 2008
	Number	Weighted
	of	Average Grant
	Units	Fair Value
Non-vested Units at December 31, 2007	149,759	$52.94
Granted	122,826	$40.09
Vested	(35,191)	$46.94
Forfeited	(400)	$62.07

Non-vested Units at June 30, 2008	236,994	$47.14

The following table summarizes information regarding options outstanding and options exercisable at June 30, 2008:

	Outstanding				Exercisable
		Average	Weighted	Aggregate		Average	Weighted	Aggregate
		Remaining	Average	Intrinsic		Remaining	Average	Intrinsic
	Number of	Contractual	Exercise	Value	Number of	Contractual	Exercise	Value
Range of Exercise Prices	Options	Life (Years)	Price	(000s)	Options	Life (Years)	Price	(000s)
$1.44 - $2.81	3,150	1.22	$1.61	$103	3,150	1.22	$1.61	$103
$2.98 - $4.58	214,625	4.09	$4.12	$6,477	214,625	4.09	$4.12	$6,477
$10.53 - $16.89	125,625	5.69	$16.89	$2,187	106,275	5.69	$16.89	$1,850
$18.80 - $24.07	126,000	6.72	$21.51	$1,611	89,625	6.67	$21.70	$1,130

	469,400	5.20	$12.19	$10,378	413,675	5.04	$11.19	$9,560

The following table summarizes information regarding Units outstanding at June 30, 2008:

		Average	Weighted
		Remaining	Average
	Number of	Contractual	Grant
Range of Grant Prices	Units	Life (Years)	Fair Value
$21.46 — $22.68	21,800	1.90	$22.34
$38.60 — $39.43	94,326	4.63	$38.77
$42.28 — $45.70	38,238	3.79	$44.28
$52.47 — $62.07	43,630	3.17	$58.90
$66.35 — $81.18	39,000	3.53	$70.89

	236,994	3.79	$47.14

3. Acquisitions
In June 2008, the Company completed the purchase of certain assets and developed technology related to proprietary technical ceramic bearings. These patented bearings are used for “down hole” oil drilling and for coal bed methane pumps and steam assisted oil extraction pumps. The purchase price was approximately $3.9 million in cash, which included $146,000 of transaction costs. In addition, the Company will make future payments of (1) $250,000 upon the relocation of certain key employees; (2) up to an additional $2.0 million if certain revenue milestones are achieved, and (3) a royalty of three percent of net sales of these bearings for the life of the acquired patents or approximately 17 years. The Company considers this acquisition to be immaterial.
In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” the acquisition has been accounted for under the purchase method of accounting. The estimates of fair value of the assets acquired are preliminary pending completion of the valuation of the acquired intangible assets. The following table summarizes the components of the purchase price (in thousands):

Cash	$3,750
Transaction costs	146

Total purchase price	$3,896

Fair value of assets acquired:
Fixed assets	$29
Developed technology	3,867

Total fair value of assets acquired	$3,896

Subsequent Event
In July 2008, the Company entered into an agreement to acquire SemEquip, Inc. (“SemEquip”). SemEquip is a leader in the development of cluster ion implantation sub-systems and advanced ion source materials for the manufacture of logic and memory chips. SemEquip’s technologies enable the utilization of cluster beam ion implantation for manufacturing advanced integrated circuits at low cost and high throughput rates. Under the agreement, Ceradyne will pay approximately $25.0 million in cash at closing, subject to adjustment based on the net adjusted tangible book value of SemEquip as of the date of closing. Ceradyne will use a portion of its existing cash to make this payment. In addition, Ceradyne will pay contingent consideration of up to $100.0 million in cash during the 15-year period following completion of the merger based upon revenues achieved over that period by SemEquip. A portion of the closing date consideration and the contingent consideration to be paid by Ceradyne relates to a pre-closing commitment by SemEquip to pay incentive compensation to several of its employees and advisors. This incentive compensation will not increase the total consideration Ceradyne will pay for the acquisition, but it will require Ceradyne to record a pre-tax accounting charge estimated to be in the range of $9.0 million to $11.0 million in the quarter during which the acquisition is completed.

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
Had this estimated Stock-Based Charge been reflected, as and when incurred, in the Company’s results of operations for prior years, the impact on net income for Ceradyne’s fiscal years ended December 31 would have been a reduction of $21,000 in 1997, a reduction of $45,000 in 1998, a reduction of $47,000 in 1999, a reduction of $104,000 in 2000, a reduction of $269,000 in 2001, a reduction of $74,000 in 2002, a reduction of $347,000 in 2003, a reduction of $0.6 million in 2004, and a reduction of $324,000 in 2005. As of June 30, 2008, the total remaining incremental stock-based compensation charge related to these stock option grants that are expected to vest in future periods with a revised accounting measurement date is immaterial. There was no impact on revenue or net cash provided by operating activities as a result of the estimated compensation charge.
The Company does not believe that a restatement of its prior-period financial statements is required for the Stock-Based Charge. Based on the materiality guidelines contained in SEC Staff Accounting Bulletin No. 99, Materiality (“SAB 99”), the Company believes that the Stock-Based Charge is not material to any of the individual prior periods affected and the aggregate Stock-Based Charge is not material to the results for the year ended December 31, 2006.

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
5. Net Income Per Share
Basic net income per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted net income per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding plus the effect of any dilutive stock options and restricted stock units using the treasury stock method and the net share settlement method for the convertible debt. During the three and six month periods ended June 30, 2007, the average trading price of the Company’s stock exceeded the conversion price of the convertible debt. However, during the three and six month periods ended June 30, 2008, the average trading price of the Company’s stock did not exceed the conversion price of the convertible debt. The potential common shares that would be contingently issueable upon the conversion of the debt are included in the number of shares used in fully diluted computations.
The following is a summary of the number of shares entering into the computation of net income per common and potential common shares:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Weighted average number of shares outstanding	26,285,484	27,236,784	26,717,733	27,193,551
Dilutive stock options	251,580	303,709	251,599	297,796
Dilutive restricted stock units	1,811	30,152	14,624	32,723
Dilutive contingent convertible debt common shares	—	215,599	—	60,805

Number of shares used in fully diluted computations	26,538,875	27,786,244	26,983,956	27,584,875

6. Composition of Certain Financial Statement Captions
The Company holds certain cash balances that are restricted as to use. The restricted cash is used as collateral for the Company’s partially self insured workers compensation policy.
Inventories are valued at the lower of cost (first in, first out) or market. Inventory costs include the cost of material, labor and manufacturing overhead. The following is a summary of the inventory components as of June 30, 2008 and December 31, 2007 (in thousands):

	June 30, 2008	December 31, 2007
Raw materials	$16,563	$22,772
Work-in-process	52,196	46,853
Finished goods	31,740	23,156

	$100,499	$92,781

Property, plant and equipment is recorded at cost and consists of the following (in thousands):

	June 30, 2008	December 31, 2007
Land	$18,900	$15,086
Buildings and improvements	94,286	81,965
Machinery and equipment	200,595	179,727
Leasehold improvements	16,300	16,572
Office equipment	22,130	19,512
Construction in progress	17,976	16,880

	370,187	329,742
Less accumulated depreciation and amortization	(102,547)	(85,850)

	$267,640	$243,892

The components of intangible assets are as follows (in thousands):

	June 30, 2008			December 31, 2007
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortizing Intangible Assets
Backlog	$1,795	$1,795	$—	$1,795	$1,795	$—
Developed technology	16,151	2,373	13,778	11,617	1,666	9,951
Tradename	1,110	221	889	1,110	142	968
Customer relationships	25,230	3,308	21,922	25,230	947	24,283
Non-compete agreement	500	366	134	500	178	322
Non-amortizing tradename	2,054	—	2,054	2,054	—	2,054

Total	$46,840	$8,063	$38,777	$42,306	$4,728	$37,578

The estimated useful lives for intangible assets are:

Identified Intangible Asset	Estimated Useful Life in Years or Months
Developed technology	10 years — 12.5 years
Tradename	10 years
Customer relationships	10 years — 12.5 years
Backlog	1 month — 3 months
Non-compete agreement	15 months
Amortization of definite-lived intangible assets will be approximately (in thousands): $6,319 in fiscal year 2008, $5,467 in fiscal year 2009, $4,903 in fiscal year 2010, $4,396 in fiscal year 2011 and $3,549 in fiscal year 2012.
The roll forward of the goodwill balance by segment for the six months ended June 30, 2008 is as follows (in thousands):

						Ceradyne
						Boron
	ACO	Semicon	Thermo	ESK	Canada	Products	Total
December 31, 2007	$2,608	$603	$11,378	$10,176	$3,832	$18,251	$46,848
Foreign Currency Translation	—	—	—	797	—	—	797

June 30, 2008	$2,608	$603	$11,378	$10,973	$3,832	$18,251	$47,645

7. Stock Repurchases
During the six months ended June 30, 2008, the Company repurchased and retired 1,128,237 shares of its common stock at an aggregate cost of $34.9 million under a stock repurchase program authorized by the Company’s Board of Directors. The Company is authorized to repurchase an additional $65.1 million for a total of $100.0 million.
8. Fair Value Measurements
On January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). This new standard addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. In accordance with FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, the Company deferred the adoption of SFAS 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.
The carrying value of cash and cash equivalents, accounts receivable and trade payables approximates the fair value due to their short-term maturities.

For recognition purposes, on a recurring basis, the Company measures available for sale short-term and long-term investments at fair value. Short-term investments had an aggregate fair value of $8.4 million at June 30, 2008 and $29.6 million at December 31, 2007. The fair value of these investments is determined using quoted prices in active markets. Long-term investments had an aggregate fair value of $35.0 million at June 30, 2008 and $38.1 million at December 31, 2007. The fair value of these investments is determined using industry-developed models that consider various assumptions including current market prices of the underlying securities, contractual terms of underlying securities, economic and market conditions applicable to the underlying securities, time value and volatility factors. Changes in the fair value of these investments have historically been immaterial.
At June 30, 2008, the Company held one foreign currency forward contract with a fair value of $273,000 based on quotes from the financial institutions.
SFAS 157 requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:
Level 1: quoted market prices in active markets for identical assets and liabilities
Level 2: observable market based inputs or unobservable inputs that are corroborated by market data
Level 3: unobservable inputs that are not corroborated by market data
Assets measured at fair value on a recurring basis include the following as of June 30, 2008:

	Fair Value Measurements at June 30, 2008
	Using
		Significant
	Quoted Prices	Other	Significant
	in Active	Observable	Unobservable	Total Carrying
	Markets	Inputs	Inputs	Value at
(In thousands)	(Level 1)	(Level 2)	(Level 3)	June 30, 2008
Cash and cash equivalents (including restricted cash)	$197,667	$—	$—	$197,667
Short term investments	8,390	—	—	8,390

Derivatives	273	—	—	273

Long term investments	$—	$35,041	$—	$35,041

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
For disclosure purposes, the Company is required to measure the fair value of outstanding debt on a recurring basis. The fair value of outstanding debt is determined using quoted prices in active markets. Long-term debt is reported at amortized cost in accordance with SFAS No. 107, “Disclosure about Fair Value of Financial Instruments.” The fair value of long-term debt, based on quoted market prices, was $111.1 million at June 30, 2008 and $128.7 million at December 31, 2007.

9. Recent Accounting Pronouncements
In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”) which establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations the Company engages in will be recorded and disclosed following existing generally accepted accounting principles (“GAAP”) until January 1, 2009. The Company does not expect SFAS No. 141R to have a significant impact on its consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions the Company consummates after the effective date. The Company is evaluating the impact of this standard and currently does not expect it to have a significant impact on its financial position, results of operations or cash flows.
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
In May 2008, FASB Staff Position (“FSP”) No. APB 14-1, “Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP No. APB 14-1”) was issued which specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the issuer’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP No. APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is not permitted. The Company is currently evaluating the impact of this standard which will reduce reported earnings upon adoption.
In April 2008, FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. FAS 142-3”) was issued which provides for additional considerations to be used in determining useful lives and requires additional disclosure regarding renewals. FSP No. FAS 142-3 is effective for fiscal years beginning after December 15, 2008. Early adoption is not permitted. The Company is currently evaluating the impact of this standard.
10. Convertible Debt and Credit Facility
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
The Company is obligated to pay contingent interest to the holders of the Notes during any six-month period from June 15 to December 14 and from December 15 to June 14, commencing with the six-month period beginning December 20, 2010 and ending on June 14, 2011, if the average trading price of the note for the five trading day period ending on the third trading day immediately preceding the first day of the relevant contingent interest period equals $1,200 (120% of the principal amount of a note) or more. The amount of contingent interest payable per note for any relevant contingent interest period shall equal 0.25% per annum of the average trading price of a note for the five trading day period ending on the third trading day immediately preceding the first day of the relevant contingent interest period. This contingent interest payment feature represents an embedded derivative. However, based on the de minimus value associated with this feature, no value has been assigned at issuance and at June 30, 2008.
On or prior to the maturity date of the Notes, upon the occurrence of a fundamental change, under certain circumstances, the Company will provide for a make whole amount by increasing, for the time period described herein, the conversion rate by a number of additional shares for any conversion of the Notes in connection with such fundamental change transactions. The amount of additional shares will be determined based on the price paid per share of Ceradyne’s common stock in the transaction constituting a fundamental change and the effective date of such transaction. This make whole premium feature represents an embedded derivative. Since this feature has no measurable impact on the fair value of the Notes and no separate trading market exists for this derivative, the value of the embedded derivative was determined to be de minimus. Accordingly, no value has been assigned at issuance or at June 30, 2008.
The Company utilizes a convertible bond pricing model and a probability weighted valuation model, as applicable, to determine the fair values of the embedded derivatives noted above.
In December 2005, the Company established a new unsecured $10.0 million line of credit. As of June 30, 2008, there were no outstanding amounts on the line of credit. However, the available line of credit at June 30, 2008 has been reduced by an outstanding letter of credit in the amount of $1.2 million. The interest rate on the credit line is based on the LIBOR rate for a period of one month, plus a margin of one percent, which equaled 3.6% as of June 30, 2008.
Pursuant to the bank line of credit, the Company is subject to certain covenants, which include, among other things, the maintenance of specified minimum amounts of tangible net worth and quick assets to current liabilities ratio. At June 30, 2008, the Company was in compliance with these covenants.
11. Disclosure About Segments of an Enterprise and Related Information
The Company serves its markets and manages its business through six operating segments, each of which has its own manufacturing facilities and administrative and selling functions. The Company’s Advanced Ceramic Operations, located in Costa Mesa and Irvine, California, Lexington, Kentucky and Wixom, Michigan primarily produces armor, orthodontic products, diesel engine parts, components for semiconductor equipment, and houses the Company’s SRBSN research and development activities. The Company’s cathode development and production are handled through its Semicon Associates division located in Lexington, Kentucky. Fused silica products, including missile radomes and crucibles for photovoltaic solar cell applications are produced at the Company’s Thermo Materials division located in Scottdale and Clarkston, Georgia. The Company’s manufacturing facility in Tianjin, China produces fused silica crucibles, and is part of the Thermo Materials operating segment. Minco, Inc., which Ceradyne acquired on July 10, 2007, also is included in the Thermo Materials operating segment. Minco manufactures fused silica, which is a primary raw material used in products manufactured by our Thermo Materials division. The Company’s ESK Ceramics subsidiary is located in Kempten, Germany and Bazet, France. This subsidiary produces ceramic powders, including boron carbide powder for ceramic body armor, evaporation boats for metallization, functional and frictional coatings utilized in the automotive and textile industries, high performance pump seals, fluid handling, refractory products and ceramic powders used in cosmetics. The Company’s Ceradyne Canada subsidiary acquired certain assets in June 2006, including a building, equipment and technology, related to the production of structural neutron absorbing materials for use in the storage of spent nuclear rods. The building and operations of Ceradyne Canada are located in Chicoutimi, Quebec, Canada. The Company added a sixth operating segment in August 2007, when it acquired EaglePicher Boron, LLC. The Company has changed the name of this subsidiary to Boron Products, LLC and does business as Ceradyne Boron Products. Boron Products owns certain assets, including approximately 155 acres and several buildings, equipment and technology, related to the production of the boron isotope 10B. This isotope is a strong neutron absorber and is used for both nuclear waste containment and nuclear power plant neutron radiation control. Boron Products also produces complementary chemical isotopes used in the normal operation and control of nuclear power plants.

Ceradyne’s six segment facilities and products are summarized in the following table:

Operating Segment and Facility Location	Products

Ceradyne Advanced Ceramic Operations	Defense Applications:
	•	Lightweight ceramic armor

Costa Mesa and Irvine, California(1)	Industrial Applications:
Approximately 240,000 square feet	•	Ceralloy® 147 SRBSN wear parts
	•	Precision ceramics

Lexington, Kentucky(2)	Automotive/Diesel Applications:
Approximately 115,000 square feet	•	Ceralloy® 147 SRBSN automotive/diesel engine parts

Wixom, Michigan(3)	Commercial Applications:
Approximately 29,000 square feet	•	Clarity® ceramic orthodontic brackets
	•	Components for medical devices

ESK Ceramics	Defense Applications:
	•	Boron carbide powders for body armor
Kempten, Germany(4)
Approximately 548,000 square feet	Industrial Applications:
Bazet, France(5) Approximately 88,000 square feet	•	Ceramic powders: boron carbide, boron nitride, titanium diboride, calcium hexaboride and zirconium diboride
	•	Silicon carbide parts
	•	Evaporation boats for the packaging industry
	•	High performance pump seals

Automotive/Diesel Applications:
	•	EKagrip® functional and frictional coatings

Commercial Applications:
	•	BORONEIGE® boron nitride powder for cosmetics

Ceradyne Semicon Associates	Industrial Applications:
Lexington, Kentucky(6)	•	Ceramic-impregnated dispenser cathodes for microwave tubes, lasers and cathode ray tubes
Approximately 35,000 square feet	•	Samarium cobalt magnets

Ceradyne Thermo Materials	Defense Applications:
	•	Missile radomes (nose cones)
Scottdale and Clarkston, Georgia(7) Approximately 225,000 square feet	•	High purity fused silica used to manufacture missile radomes (nose cones)

Tianjin, China(8)	Industrial Applications:
Approximately 98,000 square feet	•	Glass tempering rolls
	•	Metallurgical tooling
Midway, Tennessee(9)	•	Castable and other fused silica products
Approximately 105,000 square feet	•	Crucibles for photovoltaic solar cell applications
	•	Turbine components used in aerospace applications

Ceradyne Canada	Industrial Applications:
	•	Boral® structural neutron absorbing materials
Chicoutimi, Quebec, Canada(10)	•	Metal matrix composite structures
Approximately 86,000 square feet

Operating Segment and Facility Location	Products

Ceradyne Boron Products	Industrial Applications:
Nuclear Applications:
Quapaw, Oklahoma(11) Approximately 128,000 square feet	•	Nuclear chemistry products for use in pressurized water reactors and boiling water reactors
	•	Radioactive containment for use in spent fuel transport and storage
	•	Burnable poisons for coating of uranium fuel pellets
Semiconductor Applications:
	•	P-dopants for silicon manufacturing
	•	P-dopants for ion implanting of silicon wafers

(1)	We have leases on our facilities in Costa Mesa, California, aggregating approximately 99,000 square feet, all of which expire in October 2010. We own our 40,000 square foot facility in Irvine, California. In Irvine, California, we occupy a 24,000 square foot facility under a lease that expires in April 2009 and a 76,000 square foot facility under a lease that expires in April 2011.

(2)	We own our facility in Lexington, Kentucky.

(3)	We have a lease on our Wixom, Michigan facility which expires in April 2010.

(4)	We own our facility in Kempten, Germany, as well as the 22-acre property on which our facility is located.

(5)	We own our facility in Bazet, France, as well as the four-acre property on which our facility is located.

(6)	We own our facility in Lexington, Kentucky, as well as the five-acre property on which our facility is located.

(7)	We own an 85,000 square foot facility in Scottdale, Georgia, as well as the five-acre property on which our facility is located. We have a lease on our 140,000 square foot facility in Clarkson, Georgia which expires in June 2013.

(8)	We own our facility in Tianjin, China, as well as the four-acre property on which our facility is located.

(9)	We own our facility in Midway, Tennessee as well as the 40-acre property on which our facility is located.

(10)	We own our facility in Chicoutimi, Quebec, Canada, as well as the seven-acre property on which our facility is located.

(11)	We own our facility in Quapaw, Oklahoma as well as the 155-acre property on which our facility is located.

The financial information for all segments is presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenue from External Customers
ACO	$119,336	$149,297	$249,323	$301,188
ESK Ceramics	45,653	41,262	84,929	82,454
Semicon Associates	2,076	2,232	4,345	4,381
Thermo Materials	21,729	4,063	39,032	8,284
Ceradyne Canada	2,246	1,042	4,808	1,783
Ceradyne Boron Products	5,208	—	10,240	—
Inter-segment elimination	(11,273)	(12,537)	(19,165)	(24,288)

Total	$184,975	$185,359	$373,512	$373,802

Depreciation and Amortization
ACO	$2,504	$2,326	$4,991	$4,577
ESK Ceramics	3,456	2,536	6,505	4,963
Semicon Associates	86	78	175	169
Thermo Materials	1,308	340	2,586	645
Ceradyne Canada	250	172	493	352
Ceradyne Boron Products	1,658	—	3,313	—

Total	$9,262	$5,452	$18,063	$10,706

Segment Income (Loss) before Provision for Income Taxes
ACO	$42,551	$57,750	$86,198	$113,279
ESK Ceramics	2,755	4,078	5,381	8,343
Semicon Associates	256	357	738	499
Thermo Materials	5,932	176	9,018	522
Ceradyne Canada	40	(1,245)	706	(2,088)
Ceradyne Boron Products	(151)	—	333	—
Inter-segment elimination	745	(1,359)	1,366	(1,190)

Total	$52,128	$59,757	$103,740	$119,365

Segment Assets
ACO	$405,175	$457,528	$405,175	$457,528
ESK Ceramics	243,720	187,362	243,720	187,362
Semicon Associates	6,013	5,958	6,013	5,958
Thermo Materials	84,135	23,950	84,135	23,950
Ceradyne Canada	22,413	19,466	22,413	19,466
Ceradyne Boron Products	69,740	—	69,740	—

Total	$831,196	$694,264	$831,196	$694,264

Expenditures for Property, Plant & Equipment
ACO	$1,970	$2,708	$2,467	$4,587
ESK Ceramics	3,801	2,904	15,423	5,047
Semicon Associates	33	127	117	178
Thermo Materials	3,469	2,142	7,851	5,103
Ceradyne Canada	550	474	1,486	588
Ceradyne Boron Products	157	—	264	—

Total	$9,980	$8,355	$27,608	$15,503

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Percentage of U.S. net sales from external customers
ACO	61%	79%	63%	79%
ESK Ceramics	2%	2%	2%	2%
Semicon Associates	1%	1%	1%	1%
Thermo Materials	4%	2%	4%	2%
Ceradyne Canada	1%	0%	1%	0%
Ceradyne Boron Products	2%	0%	2%	0%

Total percentage of U.S. net sales from external customers	71%	84%	73%	84%

Percentage of foreign net sales from external customers
ACO	3%	2%	3%	2%
ESK Ceramics	18%	13%	17%	13%
Semicon Associates	0%	0%	0%	0%
Thermo Materials	7%	1%	6%	1%
Ceradyne Canada	0%	0%	0%	0%
Ceradyne Boron Products	1%	0%	1%	0%

Total percentage of foreign net sales from external customers	29%	16%	27%	16%

Percentage of total net sales from external customers
ACO	64%	81%	66%	81%
ESK Ceramics	20%	15%	19%	15%
Semicon Associates	1%	1%	1%	1%
Thermo Materials	11%	3%	10%	3%
Ceradyne Canada	1%	0%	1%	0%
Ceradyne Boron Products	3%	0%	3%	0%

Total percentage of total net sales from external customers	100%	100%	100%	100%

The following is revenue by product line for ACO (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Armor	$108,653	$140,799	$228,489	$285,116
Automotive	4,448	2,246	8,469	4,263
Orthodontics	3,255	2,705	5,988	5,495
Industrial	2,980	3,547	6,377	6,314

	$119,336	$149,297	$249,323	$301,188

12. Pension and Other Post-retirement Benefit Plans
The Company provides pension benefits to its employees in Germany. These pension benefits are rendered for the time after the retirement of the employees by payments into legally independent pension and relief facilities. They are generally based on length of service, wage level and position in the company. The direct and indirect obligations comprise obligations for pensions that are already paid currently and expectations for those pensions payable in the future. The Company has four separate plans in Germany: a) Pensionskasse — Old; b) Pensionskasse — New; c) Additional Compensation Plan; and d) Deferred Compensation Plan. For financial accounting purposes, the Additional and Deferred Compensation Plans are accounted for as single-employer defined benefit plans, Pensionskasse — Old is a multiemployer defined benefit plan and the Pensionskasse — New is a defined contribution plan. The Company also provides pension benefits to its employees of Ceradyne Boron Products located in Quapaw, Oklahoma. There are two defined benefit retirement plans, one for eligible salaried employees and one for hourly employees. The benefits for the salaried employee plan are based on years of credited service and compensation. The benefits for the hourly employee plan are based on stated amounts per year of service.

Components of net periodic benefit costs under these plans were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Service cost	$144	$114	$283	$225
Interest cost	258	98	511	194
Expected return on plan assets	(174)	—	(348)	—
Amortization of unrecognized gain	—	15	—	29

Net periodic benefit cost	$228	$227	$446	$448

13. Financial Instruments
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
14. Income Taxes
The Company has adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), effective January 1, 2007. The adoption of FIN 48 resulted in no change to the reserve for unrecognized tax benefits (UTBs) that existed under FASB No. 5 at December 31, 2006. As such, there is no change recorded to retained earnings as a result of the adoption. It is the Company’s policy to classify accrued interest and penalties as part of the accrued FIN 48 liability and record the expense in the provision for income taxes.
Components of the required reserve at June 30, 2008 and December 31, 2007 are as follows (in thousands):

	June 30, 2008	December 31, 2007
Federal, state and foreign UTBs	$4,665	$4,556
Interest	1,271	679
Federal/State Benefit of Interest	(474)	(250)

Total reserve for UTBs	$5,462	$4,985

In accordance with the provisions of FIN 48, this reserve is included in other long term liabilities.
It is anticipated that any change in the above UTBs will impact the effective tax rate. For UTBs that exist at June 30, 2008, the Company anticipates there will be a reduction of approximately $0.5 million in the next twelve months. At June 30, 2008, the 2003 through 2007 years are open and subject to potential examination in one or more jurisdictions. The Company is currently under federal, state and foreign income tax examinations for the tax years 2003 through 2005.
Income taxes are determined using an annual effective tax rate, which generally differs from the United States federal statutory rate, primarily because of state taxes and research and development tax credits. The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities, along with net operating loss and credit carryforwards.

15. Commitments and Contingencies
The Company leases certain of its manufacturing facilities under noncancelable operating leases expiring at various dates through June 2013. The Company incurred rental expense under these leases of $1.4 million each for the six months ended June 30, 2008 and 2007. The approximate minimum rental commitments required under existing noncancelable leases as of June 30, 2008 are as follows (in thousands):

2008	$1,516
2009	2,850
2010	2,523
2011	668
2012	293
Thereafter	99

$7,949

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
On October 26, 2007, the Company and the individual defendants filed motions to dismiss the first amended consolidated complaint in the federal action. In December 2007, plaintiffs filed a second amended consolidated complaint. The Company and the individual defendants have entered into a stipulation providing that motions to dismiss the second amended consolidated complaint will be filed by July 31, 2008 and that the hearing on the motions will be held on September 29, 2008. The plaintiffs in the state court action have agreed to voluntarily stay the state court, pending the federal court’s rulings on the motions to dismiss.
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

A class action lawsuit was filed on March 23, 2007, in the California Superior Court for Orange County, in which it is asserted that the representative plaintiff, a former Ceradyne employee, and the putative class members, were not paid overtime at an appropriate overtime rate. The complaint alleges that the purportedly affected employees should have had their regular rate of pay, for purposes of calculating overtime, adjusted to reflect the payment of a bonus to them for the four years preceding the filing of the complaint. The complaint further alleges that a waiting time penalty should be assessed for the failure to timely pay the correct overtime payment. Ceradyne has filed an answer denying the material allegations of the complaint. A third party administrator completed the mailing and processing of the “opt-out” procedure and has provided the employee contact information for employees that did not opt-out. The court has ordered that the motion for class certification must be filed by August 11, 2008 (it was originally set for July 8, 2008, but Plaintiff’s counsel sought and received an extension). We believe that the lawsuit is without merit on the basis that our bonus policy is discretionary and is not of the type that is subject to inclusion in the regular hourly rate for purposes of calculating overtime, and we intend to vigorously defend this action. We also believe that the putative class members are not similarly situated and, therefore, this case should not proceed as a class action. Discovery is being conducted and within 90 days of Plaintiff filing his motion for class certification, Ceradyne will file its opposition to such motion.
16. Comprehensive Income
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
Comprehensive income was (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income	$33,196	$38,303	$66,098	$76,392
Foreign currency translation	(449)	1,925	16,623	4,330
Unrealized gain (loss) on investments	(50)	(1)	(1,493)	6

Comprehensive income	$32,697	$40,227	$81,228	$80,728

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Preliminary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains statements which may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934. One generally can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “may,” “will,” “expects,” “intends,” “estimates,” “anticipates,” “plans,” “seeks,” or “continues,” or the negative thereof, or variations thereon, or similar terminology. Forward-looking statements regarding future events and the future performance of the Company involve risks and uncertainties that could cause actual results to differ materially. Reference is made to the risks and uncertainties which are described in this report in Note 15 “Commitments and Contingencies” of the Condensed Notes to Consolidated Financial Statements, in this Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in Part II, Item 1A under the caption “Risk Factors.” Reference is also made to the risks and uncertainties described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as filed with the Securities and Exchange Commission, in Item 1A under the caption “Risk Factors,” and in Item 7 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Overview
We develop, manufacture and market advanced technical ceramic products, ceramic powders and components for defense, industrial, automotive/diesel and commercial applications. Our products include:
•	lightweight ceramic armor for soldiers and other military applications;

•	ceramic industrial components for erosion and corrosion resistant applications;

•	ceramic powders, including boron carbide, boron nitride, titanium diboride, calcium hexaboride, and zirconium diboride, which are used in manufacturing armor and a broad range of industrial products; and BORONEIGE® boron nitride powder for cosmetic products;

•	evaporation boats for metallization of materials for food packaging and other products;

•	durable, reduced friction, ceramic diesel engine components;

•	functional and frictional coatings primarily for automotive applications;

•	translucent ceramic orthodontic brackets;

•	ceramic-impregnated dispenser cathodes for microwave tubes, lasers and cathode ray tubes;

•	ceramic crucibles for melting silicon in the photovoltaic solar cell manufacturing process;

•	ceramic missile radomes (nose cones) for the defense industry;

•	fused silica powders for industrial applications and ceramic crucibles;

•	neutron absorbing materials, structural and non-structural, in combination with aluminum metal matrix composites that serve as part of a barrier system for spent fuel wet and dry storage in the nuclear industry, and non-structural neutron absorbing materials for use in the transport of nuclear fresh fuel rods;

•	nuclear chemistry products for use in pressurized water reactors and boiling water reactors;

•	boron dopant chemicals for semiconductor silicon manufacturing and for ion implanting of silicon wafers; and

•	technical ceramic bearings for “down hole” oil drilling and for coal bed methane pumps and steam assisted oil extraction pumps.
Our customers include the U.S. government, prime government contractors and large industrial, automotive, diesel and commercial manufacturers in both domestic and international markets.

We categorize our products into four market applications. The table below shows the percentage contribution to our total sales of each market application in the different time periods.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Defense	60.1%	77.3%	62.6%	77.3%
Industrial	31.8	17.1	29.7	17.1
Automotive/Diesel	6.0	3.9	5.7	3.8
Commercial	2.1	1.7	2.0	1.8
Total	100.0%	100.0%	100.0%	100.0%
The principal factors contributing to our growth in sales from 2001 through 2007 were increased demand by the U.S. military for ceramic body armor that protects soldiers and our acquisitions of ESK Ceramics in August 2004, Minco, Inc. in July 2007 and Eagle Picher Boron, LLC in August 2007, which was renamed Ceradyne Boron Products. However, year-over-year sales of body armor declined in each of the first two quarters of 2008, and are expected to remain below the prior year level in each of the remaining quarters of 2008. Our sales of body armor, as well as other armor components for defense applications, declined by $61.4 million in the first six months of 2008 compared to the same period of 2007. This decline in defense product revenues was substantially offset, however, by revenues contributed by our two acquisitions completed in the third quarter of 2007 and by internal growth in sales of ceramic crucibles used for melting silicon in the manufacture of photovoltaic solar cells. The combined sales contributed by Minco and Boron Products in the first six months of 2008 were $25.3 million, and sales of ceramic crucibles, including crucibles manufactured in our new factory in Tianjin, China, increased by $14.9 million in the first six months of 2008 compared to 2007. The results of the first six months of 2008 reflect our strategy of expanding our business through internal growth and strategic acquisitions.
Military conflicts in Iraq and Afghanistan, as well as an increasingly unstable geopolitical climate and the heightened risk of international conflicts, have resulted in increased shipments of our ceramic body armor in each of the years from 2001 through 2007. We were awarded an Indefinite Delivery/Indefinite Quantity contract by the U.S. Army in August 2004 with an adjusted maximum value of $747.5 million from an original estimated contract value of $461.0 million. Through June 2008, we received sixteen delivery orders equaling the contract amount. We expect to complete the delivery of this adjusted contract amount during 2008. We have also received a number of other orders for ceramic body armor, not covered by the Indefinite Delivery/Indefinite Quantity contract, from the Army and other branches of the U.S. military. In January 2006, we received our first production order for ESBI, or side plates, which are designed to protect the side areas of a soldier’s torso when used in conjunction with our Enhanced Small Arms Protective Inserts, ESAPI, ceramic body armor plates. This delivery order, which totaled $70.0 million, was issued to us by the U.S. Army. In June 2006, we were awarded an Indefinite Delivery/Indefinite Quantity contract by the U.S. Army with a maximum value of $611.7 million for ESBI plates. Through June 2008, nine delivery orders totaling approximately $442.4 million have been issued to us under this contract. Based on our current backlog and anticipated orders for ceramic body armor, we expect our shipments of ceramic body armor to be lower in fiscal year 2008 than in 2007. Moreover, government contracts typically may be cancelled by the government at any time without penalty. For the next several quarters, and perhaps longer, demand for ceramic body armor is likely to be the most significant factor affecting our sales.
In response to a solicitation notice from the U.S. military regarding the next ballistic threat generation of body armor, called XSAPI, we submitted our quotation and prototype armor plates for this procurement in February 2008. We were notified in July 2008 that our prototype armor plates met the test requirements. However, we cannot be certain when the military will make awards under this procurement, or whether or to what extent we will be one of the successful bidders. This procurement, like most government procurements for ceramic body armor, will be awarded in an open competitive bidding process.
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

In July 2007, we entered into an agreement with Ideal Innovations, Inc. and Oshkosh Truck Corporation to further develop, produce and market an armored military vehicle we call the Bull™. The Bull™ armored vehicle is designed to meet the increasing need for protection from improvised explosive devices, known as IEDs, mine blasts and high-threat, explosively formed projectiles, known as EFPs, and is built on a combat-proven Oshkosh Truck chassis. The Bull™ armored solution, conceived by Ideal Innovations in 2005 and developed with Ceradyne in 2006, has been tested by the Army Test Center, Aberdeen, Maryland, and demonstrated to be capable of protecting vehicle occupants against IED, EFP and mine blast threats. In September 2007, in response to a solicitation notice from the U.S. military regarding Mine Resistant Ambush Protected Vehicles II Enhanced Vehicle Competitive, known as MRAP II, we, together with Ideal Innovations and Oshkosh Truck, submitted a quotation and delivered both a 6-person and a 10-person MRAP II vehicle named the Bull™, to the U.S. Army Aberdeen Test Center for further service evaluation. In December 2007, the U.S. government awarded a delivery order totaling $18.1 million to Ideal Innovations, Ceradyne and Oshkosh Truck for several 6-person versions and targets of the Bull™ armored vehicle to be used for further government testing and we delivered these items to the government in February 2008. Ideal Innovations is the prime contractor and we are a sub-contractor to Ideal Innovations. The government has completed successful testing of the Bull™ armored vehicle. Whether we receive additional orders for the Bull™ armored vehicle will depend upon the U.S. military’s need and funding for MRAP II armored vehicles, the results of testing of a competitor’s MRAP II armored vehicle, and whether our pricing for the Bull™ armored vehicle is competitive.
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
Our order backlog was $223.3 million as of June 30, 2008 and $202.4 million as of June 30, 2007. Orders for ceramic body armor represented approximately $136.6 million, or 61.2% of the total backlog as of June 30, 2008 and $130.4 million, or 64.4% of the total backlog as of June 30, 2007. We expect that substantially all of our order backlog as of June 30, 2008 will be shipped during 2008.
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
Had this estimated Stock-Based Charge been reflected, as and when incurred, in the Company’s results of operations for prior years, the impact on net income for Ceradyne’s fiscal years ended December 31 would have been a reduction of $21,000 in 1997, a reduction of $45,000 in 1998, a reduction of $47,000 in 1999, a reduction of $104,000 in 2000, a reduction of $269,000 in 2001, a reduction of $74,000 in 2002, a reduction of $347,000 in 2003, a reduction of $0.6 million in 2004, and a reduction of $324,000 in 2005. As of June 30, 2008, the total remaining incremental stock-based compensation charge related to these stock option grants that are expected to vest in future periods with a revised accounting measurement date is immaterial. There was no impact on revenue or net cash provided by operating activities as a result of the estimated compensation charge.
The Company does not believe that a restatement of its prior-period financial statements is required for the Stock-Based Charge. Based on the materiality guidelines contained in SEC Staff Accounting Bulletin No. 99, Materiality, the Company believes that the Stock-Based Charge is not material to any of the individual prior periods affected and the aggregate Stock-Based Charge is not material to the results for the year ended December 31, 2006.
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
Results of Operations for the Three and Six Months Ended June 30, 2008 and 2007
Net Sales. Our net sales for the three months ended June 30, 2008 were $185.0 million, a decrease of $384,000, or 0.2%, from $185.4 million of net sales in the corresponding quarter of the prior year. Net sales for the six months ended June 30, 2008 were $373.5 million, a decrease of $290,000, or 0.1%, from $373.8 million in the corresponding prior year period.
Net sales for our Advanced Ceramic Operations division for the three months ended June 30, 2008 were $119.3 million, a decrease of $30.0 million, or 20.1%, from $149.3 million of net sales in the corresponding quarter of the prior year. The primary reason for the decrease was a decline in shipments of ceramic body armor as well as other armor components for defense contractors in the amount of $33.2 million, or 23.6%, to $107.4 million from the $140.6 million of ceramic body armor shipments in the second quarter of 2007. In February 2008, the U.S. Army reduced their monthly demand of approximately 22,500 ESAPI body armor sets from us to approximately 12,500 sets per month, as they near their targeted goal of 960,000 total sets of ESAPI received from all suppliers since 2005. We anticipate that this targeted goal of shipments will be met by the end of September 2008. Thereafter, the U.S. Army may require shipments of the next ballistic threat generation of body armor, called XSAPI. We submitted our quotation and prototype XSAPI armor plates for this procurement in February 2008 and were notified in July 2008 that our prototype armor plates met the test requirements. However, we cannot be certain when the military will make awards under this procurement, or whether or to what extent we will be one of the successful bidders.
Net sales for our automotive/diesel component product line were $4.4 million during the three months ended June 30, 2008, an increase of $2.2 million, or 98.0%, from $2.2 million in the corresponding quarter of the prior year. The primary reason for this increase was our customers included our automotive/diesel components in their off road vehicles in 2008 compared to 2007 when they were not included in these types of vehicles. Production of heavy-duty diesel truck engines in 2007 was less than usual due to forward buying in 2006 in anticipation of increased emission standards that became effective in 2007. Net sales of our orthodontic brackets product line for the three months ended June 30, 2008 were $3.3 million, an increase of $0.6 million, or 20.3%, from net sales of $2.7 million in the corresponding quarter of the prior year. The increase was due to sales of a new version of our orthodontic bracket product line of $0.6 million and the balance was the result of our customer’s annual sales incentive programs.

Net sales for our Advanced Ceramic Operations division for the six months ended June 30, 2008 were $249.3 million, a decrease of $51.9 million, or 17.2%, from $301.2 million in the corresponding period of the prior year. This decline reflects the reduction in demand primarily of body armor, as well as other armor components for defense applications in the amount of $61.4 million, or 21.6%, to $223.0 million from the $284.4 million of ceramic body armor shipments in the corresponding prior year period. Net sales for our automotive/diesel component product line for the six months ended June 30, 2008 were $8.5 million, an increase of $4.2 million, or 98.7%, from $4.3 million in the corresponding prior year period. This increase reflects the increased production of heavy-duty diesel truck engines by our customers as described above. Net sales of our orthodontic brackets product line for the six months ended June 30, 2008 were $6.0 million, an increase of $493,000, or 9.0%, from $5.5 million in the corresponding prior year period. The increase was attributed to sales of $1.1 million of a new version of our orthodontic bracket product line while partially offset by a decline in Clarity® orthodontic bracket sales.
Our ESK Ceramics subsidiary had net sales for the three months ended June 30, 2008 of $45.7 million, an increase of $4.4 million, or 10.6%, from $41.3 million in the corresponding quarter of the prior year. Approximately $4.0 million of the net sales of $45.7 million is attributable to the higher value of the Euro versus the U.S. dollar during the three months ended June 30, 2008 as sales denominated in Euros are translated into U.S. dollars for financial reporting purposes. Sales of industrial products for the three months ended June 30, 2008 were $28.2 million, an increase of $6.5 million, or 29.8%, from $21.7 million in the corresponding quarter of the prior year. This increase was the result of a higher demand for fluid handling parts, industrial wear parts and metallurgy parts. Sales of defense products for the three months ended June 30, 2008 were $10.1 million, a decrease of $3.9 million, or 28.1%, from the $14.0 million in the corresponding quarter of the prior year. Included in sales of defense products for the three months ended June 30, 2008 were inter-segment sales of $9.4 million compared to $12.5 million in the prior year. The decrease of $3.1 million in inter-segment sales was due to a reduction in demand for boron carbide powder used in body armor protection by our Advanced Ceramic Operations division. Sales of automotive/diesel products for the three months ended June 30, 2008 were $6.7 million, an increase of $1.7 million, or 32.7%, from $5.1 million in the corresponding quarter of the prior year. Increased demand from automotive original equipment manufacturers accounted for the increased sales. Sales of commercial products, consisting of boron nitride for the cosmetic industry, began in 2007, and for the three months ended June 30, 2008 were $0.7 million, an increase of $213,000, or 44.9%, from $475,000 in the corresponding prior year period.
For the six months ended June 30, 2008, net sales for ESK Ceramics were $84.9 million, an increase of $2.4 million, or 3.0%, from $82.5 million in the corresponding prior year period. Approximately $7.5 million of the net sales of $84.9 million is attributable to the higher value of the Euro versus the U.S. dollar during the six months ended June 30, 2008 as sales denominated in Euros are translated into U.S. dollars for financial reporting purposes. Additionally, the high value of the Euro versus the U.S. dollar caused our ESK Ceramics products to be less competitive than products denominated in U.S. dollars resulting in a negative impact on ESK Ceramics’ export sales. Sales of industrial products for the six months ended June 30, 2008 were $53.0 million, an increase of $8.1 million, or 18.1%, from $44.9 million in the corresponding prior year period. This increase was the result of a higher demand for fluid handling, industrial wear parts and metallurgy parts. Sales of defense products for the six months ended June 30, 2008 were $17.7 million, a decrease of $8.9 million, or 33.2%, from $26.6 million in the prior year. Included in sales of defense products for the six months ended June 30, 2008 were inter-segment sales of $15.7 million, a decrease of $8.6 million compared to $24.3 million in the prior year. This decrease was due to a reduction in demand of boron carbide at our Advanced Ceramic Operations division. Sales of automotive/diesel products for the six months ended June 30, 2008 were $12.8 million, an increase of $2.9 million, or 28.8%, from $9.9 million in the prior year period. Increased demand from automotive original equipment manufacturers accounted for the increased sales. Sales of commercial products, consisting of boron nitride for the cosmetic industry, for the six months ended June 30, 2008 were $1.4 million, an increase of $318,000, or 29.8%, from $1.1 million in the prior year period.
Our Semicon Associates division had net sales for the three months ended June 30, 2008 of $2.1 million, a decrease of $156,000, or 7.0%, from $2.2 million in the corresponding quarter of the prior year. For the six months ended June 30, 2008, net sales for Semicon Associates were $4.3 million, a decrease of $36,000, or 0.8%, from $4.4 million in the corresponding prior year period. The decreases in both periods reflect lower shipments of magnets and cathodes for cathode ray tubes.
Our Thermo Materials division had net sales for the three months ended June 30, 2008 of $21.7 million, an increase of $17.6 million, or 434.8%, from $4.1 million in the corresponding quarter of the prior year. Two factors primarily account for this increase: first, the increased penetration of the growing solar energy market. Shipments of crucibles used in the manufacture of photovoltaic cells increased to $11.2 million, an increase of $9.3 million, or 494.9%, from the $1.9 million in the corresponding prior year period. Two factors primarily account for this increase: first, the increased penetration of the growing solar energy market. Shipments of crucibles used in the manufacture of photovoltaic cells increased to $11.2 million, an increase of $9.3 million, or 494.9%, from the $1.9 million in the second quarter a year ago. Of this increased amount, $7.0 million came from our new manufacturing facility in Tianjin, China which opened in June, 2007. Second, Minco, Inc. which was acquired in July, 2007 contributed $7.8 million of net sales for the most recent quarter. Sales to the defense industry during the three months ended June 30, 2008 were $1.7 million, an increase of $0.6 million, or 46.3%, from $1.1 million when compared to the corresponding prior year period.

For the six months ended June 30, 2008, net sales for Thermo Materials were $39.0 million, an increase of $30.7 million, or 371.2%, from $8.3 million in the corresponding prior year period. Two factors primarily account for this increase: first, the increased penetration of the growing solar energy market. Shipments of crucibles used in the manufacture of photovoltaic cells increased to $18.6 million, an increase of $14.9 million, or 397.1%, from the $3.7 million during the six months ended June 30, 2008. Of this increased amount, $11.0 million came from our new manufacturing facility in Tianjin, China. Second, Minco, Inc. contributed $15.1 million of net sales for the six months ended June 30, 2008. Sales to the defense industry during the six months ended June 30, 2008 were $3.2 million, an increase of $0.8 million, or 34.0%, from $2.4 million when compared to the corresponding prior year period.
Our Ceradyne Canada subsidiary had net sales of $2.2 million for the three months ended June 30, 2008, an increase of $1.2 million, or 115.5%, from $1.0 million in the corresponding quarter of the prior year. For the six months ended June 30, 2008, net sales of Ceradyne Canada were $4.8 million, an increase of $3.0 million, or 169.7%, from the $1.8 million for the corresponding prior year period. Increased demand of our Boral® product line by the nuclear power industry contributed to the increase in sales.
Our Ceradyne Boron Products subsidiary, which we acquired on August 31, 2007, had net sales of $5.2 million in the three months ended June 30, 2008 and $10.2 million for the six months ended June 30, 2008.
Gross Profit. Our gross profit was $75.6 million for the three months ended June 30, 2008, a decrease of $1.8 million or 2.4% from $77.4 million in the corresponding prior year quarter. As a percentage of net sales, gross profit was 40.8% for the three months ended June 30, 2008 compared to 41.7% for the corresponding prior year quarter. For the six months ended June 30, 2008, our gross profit was $147.1 million, a decrease of $7.4 million, or 4.8%, from $154.5 million in the prior year. As a percentage of net sales, gross profit was 39.4% for the six months ended June 30, 2008 compared to 41.3% for the corresponding prior year period. The decrease in gross profit as a percentage of net sales was the result primarily of lower volumes of production of body armor at our Advanced Ceramic Operations division and lower volumes of production of boron carbide powder at our ESK subsidiary. Gross profit for the six months ended June 30, 2008, included $6.6 million of gross profit from the two businesses we acquired in the third quarter of 2007, Ceradyne Boron Products and Minco, Inc.
Our Advanced Ceramic Operations division posted gross profit of $51.9 million for the three months ended June 30, 2008, a decrease of $13.1 million, or 20.1%, from $65.0 million in the corresponding prior year quarter. As a percentage of net sales, gross profit was 43.5% for the three months ended June 30, 2008, unchanged from 43.5% for the corresponding prior year quarter. Gross profit was unchanged despite lower production output because of a reduction in cost of materials and improved production rates.
For the six months ended June 30, 2008, gross profit for the Advanced Ceramic Operations division was $103.3 million, a decrease of $25.0 million, or 19.4%, from $128.3 million in the corresponding prior year period. As a percentage of net sales, gross profit was 41.4% for the six months ended June 30, 2008 compared to 42.6% for the corresponding prior year period. For the six months ended June 30, 2008, the primary reason gross profit decreased was lower volumes of production of body armor products compared to the corresponding prior period. Additionally, the six months ended June 30, 2008 included severance expenses of $187,000 due to the reduction in work force during February 2008.
Our ESK Ceramics subsidiary had gross profit of $12.0 million for the three months ended June 30, 2008, a decrease of $1.1 million, or 8.9%, from $13.1 million in the corresponding prior year quarter. As a percentage of net sales, gross profit was 26.2% for the three months ended June 30, 2008, compared to 31.9% for the three months ended June 30, 2007. The decrease in gross profit as a percentage of net sales for the three months ended June 30, 2008 was the result of an unfavorable sales mix due to lower sales of ceramic powder for armor applications and more competitive pricing for the sales of evaporation boats and surface engineered products.
For the six months ended June 30, 2008, gross profit for ESK Ceramics was $22.5 million, a decrease of $3.5 million, or 13.6%, from $26.0 million in the prior comparable period. As a percentage of net sales, gross profit was 26.5% for the six months ended June 30, 2008, compared to 31.6% for the six months ended June 30, 2007. The decrease in gross profit as a percentage of net sales in the six month period ended June 30, 2008 was the result of an unfavorable sales mix due to lower sales of ceramic powder for armor applications and more competitive pricing for the sales of evaporation boats.

Our Semicon Associates division had gross profit of $0.6 million for the three months ended June 30, 2008, which was unchanged compared to $0.6 million in the corresponding quarter of the prior year. As a percentage of net sales, gross profit was 26.7% for the three months ended June 30, 2008, compared to 25.7% for the corresponding prior year period. For the six months ended June 30, 2008, gross profit for Semicon Associates was $1.3 million, an increase of $419,000, or 45.2%, from $0.9 million in the corresponding prior year period. As a percentage of net sales, gross profit was 31.0% for the six months ended June 30, 2008 compared to 21.2% for the corresponding prior year period. Increased sales of higher margin parts from our microwave cathode product line, when compared to the corresponding prior year period, contributed to the increase in gross profit and gross profit as a percentage of net sales for the six months ended June 30, 2008.
Our Thermo Materials division had gross profit of $9.1 million for the three months ended June 30, 2008, an increase of $8.3 million, or 1049.2%, from $0.8 million in the corresponding prior year quarter. As a percentage of net sales, gross profit was 44.4% for the three months ended June 30, 2008 compared to 19.3% for the corresponding prior year quarter. The increase in gross profit as a percentage of sales for the three months ended June 30, 2008 was primarily due to sales mix and improved yields in the production of crucibles. For the six months ended June 30, 2008, Thermo Materials had gross profit of $14.8 million, an increase of $12.9 million, or 692.6%, compared to $1.9 million in the prior year period. As a percentage of net sales, gross profit was 40.4% for the six months ended June 30, 2008, compared to 22.5% for the corresponding prior year period. The improvements in gross profit and gross profit as a percentage of sales were primarily due to an increase in the sales of crucibles, which have higher gross margins compared to Thermo Materials’ other products.
Our Ceradyne Canada subsidiary had gross profit of $0.8 million for the three months ended June 30, 2008, an increase of $1.5 million from a negative gross profit of $0.7 million in the corresponding quarter of the prior year. For the six months ended June 30, 2008, Ceradyne Canada had gross profit of $1.8 million, an increase of $3.2 million from a negative gross profit of $1.4 million in the prior year period. The improvements in gross profit was primarily due to an increase in the sales of our Boral® product line.
Our Ceradyne Boron Products subsidiary, which we acquired on August 31, 2007, had gross profit of $1.3 million for the three months ended June 30, 2008 and $3.1 million for the six months ended June 30, 2008.
Selling Expenses. Our selling expenses were $8.7 million for the three months ended June 30, 2008, an increase of $2.3 million, or 34.5%, from $6.4 million in the corresponding prior year quarter. Selling expenses, as a percentage of net sales, increased from 3.5% for the three months ended June 30, 2007 to 4.7% of net sales for the three months ended June 30, 2008. The primary reasons for the increases were that selling expenses at our ESK Ceramics subsidiary, which constitute a relatively large portion of the total, are denominated in Euros and increase when translated into dollars at lower exchange rates, $1.1 million of selling expenses due to the inclusion of the results of our recently acquired Ceradyne Boron Products subsidiary and $178,000 of selling expenses due to the inclusion of the results of our recently acquired Minco, Inc. subsidiary.
For the six months ended June 30, 2008, selling expenses were $16.5 million, an increase of $3.8 million, or 29.6%, from $12.7 million in the corresponding prior year period. Selling expenses, as a percentage of net sales, increased from 3.4% for the six months ended June 30, 2007 to 4.4% of net sales for the six months ended June 30, 2008. The primary reasons for the increases were the negative impact of exchange rates on the dollar, $2.1 million of selling expenses due to the inclusion of the results of our recently acquired Ceradyne Boron Products subsidiary and $425,000 of selling expenses due to the inclusion of the results of our recently acquired Minco, Inc. subsidiary. Increases in the number of employees and related personnel expenses also contributed to the increase in selling expenses for the six months ended June 30, 2008.
General and Administrative Expenses. Our general and administrative expenses for the three months ended June 30, 2008 were $11.7 million, an increase of $2.5 million, or 27.6%, from $9.2 million in the corresponding prior year quarter. General and administrative expenses, as a percentage of net sales, increased from 4.9% for the three months ended June 30, 2007 to 6.3% for the three months ended June 30, 2008. The primary reasons for these increases were $1.2 million of general and administrative expenses contributed by the two businesses we acquired in the third quarter of 2007, $0.7 million in general and administrative expenses in connection with the start up of our China facility that we did not have in the three months ended June 30, 2007, and the negative impact of translating Euro denominated ESK Ceramics’ expenses into dollars.
For the six months ended June 30, 2008, general and administrative expenses were $23.5 million, an increase of $4.6 million, or 24.1%, from $18.9 million in the corresponding prior year period. General and administrative expenses, as a percentage of net sales, increased from 5.1% for the six months ended June 30, 2007 to 6.3% for the six months ended June 30, 2008. The primary reasons for these increases were $2.2 million of general and administrative expenses contributed by Ceradyne Boron Products and Minco, which we acquired in the third quarter of 2007, and the negative impact of translating Euro denominated ESK Ceramics’ expenses into dollars.
Research and Development Expenses. Our research and development expenses for the three months ended June 30, 2008 were $3.4 million, a decrease of $1.0 million, or 21.6%, from $4.4 million in the corresponding prior year quarter. Research and development expenses, as a percentage of net sales, decreased from 2.4% of net sales for the three months ended June 30, 2007 to 1.9% of net sales for the three months ended June 30, 2008. For the six months ended June 30, 2008, research and development expenses were $6.5 million, a decrease of $1.4 million, or 18.1%, from $7.9 million in the corresponding prior year period. Research and development expenses, as a percentage of net sales, decreased from 2.1% of net sales for the six months ended June 30, 2007 to 1.7% of net sales for the six months ended June 30, 2008. The primary reason for the decrease of research and development expenses for the three and six months ended June 30, 2008 compared to the corresponding prior periods was the reduction of vehicle armor research and development expenses at our Michigan facility. Part of the resources at this research and development facility were shifted to production of armored vehicles during the six months ended June 30, 2008.

Other Income (Expense). Our net other income for the three months ended June 30, 2008 was $370,000, a decrease of $2.0 million, or 84.4%, compared to $2.4 million in the corresponding prior year quarter. The primary reasons for the change were a decrease in interest income received on investments due to lower short term interest rates and a charge of $440,000 due to an other-than-temporary reduction in the value of our investments in auction rate securities. Our net other income for the six months ended June 30, 2008 was $3.1 million, a decrease of $1.3 million, or 29.4%, compared to net other income of $4.4 million for the six months ended June 30, 2007. The reasons for the change were a decrease in interest income received on investments due to lower short term interest rates and a charge of $0.6 million due to an other-than-temporary reduction in the value of our investments in auction rate securities, partially offset by gains on foreign currency transactions of $1.2 million. Interest expense was $1.0 million for the three months ended June 30, 2008 and $2.1 million for the six months ended June 30, 2008, virtually unchanged from the prior year periods.
Income before Provision for Income Taxes. Our income before provision for income taxes for the three months ended June 30, 2008 was $52.1 million, a decrease of $7.7 million, or 12.8%, compared to $59.8 million in the corresponding prior year quarter. For the six months ended June 30, 2008, income before provision for income taxes was $103.7 million, a decrease of $15.7 million, or 13.1%, from $119.4 million for the six months ended June 30, 2007.
Our Advanced Ceramic Operations division’s income before provision for income taxes for the three months ended June 30, 2008 was $42.6 million, a decrease of $15.2 million, or 26.3%, compared to $57.8 million in the corresponding prior year quarter. For the six months ended June 30, 2008, income before provision for income taxes was $86.2 million, a decrease of $27.1 million, or 23.9%, from $113.3 million for the six months ended June 30, 2007. The decrease in income before provision for income taxes for the six months ended June 30, 2008 was due primarily to lower sales of body armor.
Our ESK Ceramics subsidiary’s income before provision for income taxes for the three months ended June 30, 2008 was $2.8 million, a decrease of $1.3 million, or 32.4%, compared to $4.1 million in the corresponding prior year quarter. For the six months ended June 30, 2008, income before provision for income taxes was $5.4 million, a decrease of $2.9 million, or 35.5%, from $8.3 million in the corresponding prior year period. The decrease in income before provision for income taxes was due to the negative economic impact on our export sales due to the higher value of the Euro versus the U.S. dollar, an unfavorable sales mix due to lower sales of ceramic powder for armor applications, and higher personnel costs in connection with selling, general and administrative expenses.
Our Semicon Associates division’s income before provision for income taxes for the three months ended June 30, 2008 was $256,000, a decrease of $101,000, or 28.3%, from $357,000 in the corresponding prior year quarter. The decrease in income before provision for income taxes for the three months ended June 30, 2008 was due to increased marketing and research and development expenses compared to the corresponding prior year period. For the six months ended June 30, 2008 income before provision for income taxes was $0.7 million, an increase of $239,000, or 47.9%, from $499,000 in the corresponding prior year period. The increase in income before provision for income taxes for the six months ended June 30, 2008 was primarily caused by a favorable sales mix of microwave cathode products, which have higher gross margins, compared to the corresponding prior year period.
Our Thermo Materials division’s income before provision for income taxes for the three months ended June 30, 2008 was $5.9 million, an increase of $5.8 million from income before provision for taxes of $176,000 in the corresponding prior year quarter. For the six months ended June 30, 2008, income before provision for income taxes was $9.0 million, an increase of $8.5 million, or 1627.6%, from $0.5 million in the corresponding prior year period. The increase in income before provision for income taxes was due to sales mix, improved yields in the production of crucibles, higher sales volumes of crucibles when compared to the corresponding prior year period, and the contribution of income before provision for income taxes by our Minco, Inc. subsidiary, which we acquired on July 10, 2007.
Our Ceradyne Canada subsidiary’s income before provision for income taxes for the three months ended June 30, 2008 was $40,000, an increase of $1.3 million from a loss of $1.2 million in the corresponding prior year quarter. For the six months ended June 30, 2008, the income before provision for income taxes was $0.7 million, an increase of $2.8 million from a $2.1 million loss in the corresponding prior year period. The increase in income before provision for income taxes was due to increased shipments of our Boral® product line.

Our Ceradyne Boron Products subsidiary, which we acquired on August 31, 2007, had a loss before provision for income taxes of $151,000 for the three months ended June 30, 2008 and income before provision for income taxes of $333,000 for the six months ended June 30, 2008.
Income Taxes. We had a combined federal and state tax rate of 36.3% for the three months ended June 30, 2008 resulting in a provision for taxes of $18.9 million, a decrease of $2.6 million, or 11.8%, from the $21.5 million in the corresponding prior year quarter. Our effective tax rate was 35.9% for the three months ended June 30, 2007. Our provision for income taxes for the six months ended June 30, 2008 was $37.6 million, a decrease of $5.4 million, or 12.4%, from the $43.0 million in the corresponding prior year period. The effective income tax rate for the six months ended June 30, 2008 was 36.3% compared to 36.0% in the corresponding year period.
Liquidity and Capital Resources
We generally have met our operating and capital requirements with cash flow from operating activities, borrowings under our credit facility, and proceeds from the sale of shares of our common stock.
Our net cash position increased by $39.9 million during the six months ended June 30, 2008 compared to a $25.4 million increase during the six months ended June 30, 2007. For the six months ended June 30, 2008, cash flow provided by operating activities amounted to $82.8 million compared to $63.9 million during the six months ended June 30, 2007. The primary factors contributing to cash flow from operating activities in the six months ended June 30, 2008, were net income of $66.1 million, and adjustments of non-cash amounts related to depreciation and amortization of $18.1 million and stock compensation of $1.4 million. Additional factors contributing to the increase in cash flow provided by operating activities were a reduction in accounts receivable of $9.7 million, a decrease in production tooling of $4.3 million, an increase in income taxes payable of $0.6 million, an increase of $477,000 in other long term liabilities due to an increase in the reserve for unrecognized tax benefits, and an increase of $0.7 million in the accrual for employee benefits. These increases in cash provided by operating activities were offset by an increase in other receivables of $2.1 million as a result of higher levels of utility deposits and tax deposits from our ESK Ceramics subsidiary, an increase in inventories of $4.5 million, an increase in prepaid expenses and other assets of $8.2 million due to estimated income tax installment deposits, and a reduction in accounts payable and accrued expenses of $4.5 million.
Investing activities consumed $10.3 million of cash during the six months ended June 30, 2008. This included $3.9 million for the acquisition of certain assets and developed technology related to proprietary technical ceramic bearing patents and intellectual property and $27.6 million for the purchase of property, plant and equipment. Included in this amount is $11.5 million for the purchase of land and buildings to expand our production capacity at our ESK Ceramics subsidiary’s plant in Kempten, Germany. This was offset by $21.2 million of proceeds from sales and maturities of marketable securities.
Financing activities during the six months ended June 30, 2008 consumed $34.3 million. During the six months ended June 30, 2008, we purchased and retired 1,128,237 shares of our common stock at an aggregate cost of $34.9 million under a stock repurchase program authorized by our Board of Directors. We are authorized to repurchase and retire an additional $65.1 million for a total of $100.0 million.
The effect of exchange rates on cash and cash equivalents due to our investment in our German subsidiary, ESK Ceramics, and in our Chinese subsidiary, Ceradyne (Tianjin) Technical Ceramics., Ltd., was a positive $1.8 million.
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
We are obligated to pay contingent interest to the holders of the notes during any six-month period from June 15 to December 14 and from December 15 to June 14, commencing with the six-month period beginning December 20, 2010 and ending on June 14, 2011, if the average trading price of the note for the five trading day period ending on the third trading day immediately preceding the first day of the relevant contingent interest period equals $1,200 (120% of the principal amount of a note) or more. The amount of contingent interest payable per note for any relevant contingent interest period shall equal 0.25% per annum of the average trading price of a note for the five trading day period ending on the third trading day immediately preceding the first day of the relevant contingent interest period. This contingent interest payment feature represents an embedded derivative. However, based on the de minimus value associated with this feature, no value has been assigned at issuance and at June 30, 2008.
In December 2005, we established a new unsecured $10.0 million line of credit. As of June 30, 2008, there were no outstanding amounts on the line of credit. However, the available line of credit at June 30, 2008 has been reduced by an outstanding letter of credit in the amount of $1.2 million. The interest rate on the credit line is based on the LIBOR rate for a period of one month, plus a margin of one percent, which equaled 3.6% as of June 30, 2008.
Pursuant to the bank line of credit, we are subject to certain covenants, which include, among other things, the maintenance of specified minimum amounts of tangible net worth and quick assets to current liabilities ratio. At June 30, 2008, we were in compliance with these covenants.
Our cash, cash equivalents, restricted cash and short-term investments totaled $206.1 million at June 30, 2008, compared to $187.3 million at December 31, 2007. At June 30, 2008, we had working capital of $382.6 million, compared to $353.9 million at December 31, 2007. Our cash position includes amounts denominated in foreign currencies, and the repatriation of those cash balances from our ESK Ceramics subsidiary does not result in additional tax costs. We believe that our current cash and cash equivalents on hand and cash available from the sale of short-term investments, cash available from additional borrowings under our revolving line of credit and cash we expect to generate from operations will be sufficient to finance our anticipated capital and operating requirements for at least the next 12 months. Our anticipated capital requirements primarily relate to the expansion of our manufacturing facilities in China, as well as for the acquisition of SemEquip, Inc., described below. We also may utilize cash, and, to the extent necessary, borrowings from time to time to acquire other businesses, technologies or product lines that complement our current products, enhance our market coverage, technical capabilities or production capacity, or offer growth opportunities.
In June 2008, we completed the purchase of certain assets and developed technology related to proprietary technical ceramic bearings used for “down hole” oil drilling and for coal bed methane pumps and steam assisted oil extraction pumps. This intellectual property was acquired from a privately-owned business located in Greenwich, Rhode Island. We paid approximately $3.9 million for this acquisition, and will make future payments of (1) $250,000 upon the relocation of certain key employees; (2) up to an additional $2.0 million if certain revenue milestones are achieved, and (3) a royalty of 3% of net sales of these bearings for the life of the patents or approximately 17 years.
In July 2008, we entered into an agreement to acquire SemEquip, Inc. SemEquip is a leader in the development of cluster ion implantation sub-systems and advanced ion source materials for the manufacture of logic and memory chips. SemEquip’s technologies enable the utilization of cluster beam ion implantation for manufacturing advanced integrated circuits at low cost and high throughput rates. Under the agreement, we will pay approximately $25.0 million in cash at closing, subject to adjustment based on the net adjusted tangible book value of SemEquip as of the date of closing. We will use a portion of our existing cash to make this payment. In addition, we will pay contingent consideration of up to $100.0 million in cash during the 15-year period following completion of the acquisition based upon revenues achieved over that period by SemEquip. A portion of the closing date consideration and the contingent consideration to be paid by us relates to a pre-closing commitment by SemEquip to pay incentive compensation to several of its employees and advisors. This incentive compensation will not increase the total consideration we will pay for the acquisition, but it will require us to record a pre-tax accounting charge estimated to be in the range of $9.0 million to $11.0 million in the quarter during which the acquisition is completed. The completion of this acquisition is subject to customary conditions, including approval by the stockholders of SemEquip.
Our material contractual obligations and commitments as of June 30, 2008 include a $5.5 million reserve for unrecognized tax benefits. The reserve is classified as long term liabilities on our Consolidated Balance Sheet as of June 30, 2008.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks related to fluctuations in interest rates on our debt. We routinely monitor our risks associated with fluctuations in currency exchange rates and interest rates. We address these risks through controlled risk management that may, in the future, include the use of derivative financial instruments to economically hedge or reduce these exposures. We do not enter into foreign exchange contracts for speculative or trading purposes. Currently, we do not utilize interest rate swaps. Our investments in marketable securities consist primarily of high-grade corporate and government securities with maturities of less than two years. Investments purchased with an original maturity of three months or less are considered cash equivalents. Our long term investments at June 30, 2008 included $35.0 million of auction rate securities net of a temporary impairment charge of $2.5 million against other comprehensive income and an other than temporary impairment charge of $0.6 million against earnings, both incurred during the six months ended June 30, 2008. Cumulatively to date, the Company has incurred $3.3 million in charges against other comprehensive income and other than temporary impairment charges of $2.7 million related to auction rate securities. The Company’s investments in auction rate securities represent interests in collateralized debt obligations supported by pools of residential and commercial mortgages or credit cards, insurance securitizations and other structured credits, including corporate bonds. These auction rate securities are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. During the second half of the year 2007 and the first six months of 2008, the auctions for these securities failed. As a result of current negative conditions in the global credit markets, auctions for the Company’s investment in these securities have recently failed to settle on their respective settlement dates. Consequently, the investments are not currently liquid through the normal auction process and may be liquid if a buyer is found outside the auction process.
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
Our debt is comprised of $121.0 million of a convertible note with a fixed coupon rate of 2.875%. The fair value of long-term debt was $111.1 million and is based on quoted market prices at June 30, 2008.
Approximately 27.0% of our revenues for the six months ended June 30, 2008 were derived from operations outside the United States. Overall, we are a net recipient of currencies other than the U.S. dollar and, as such, we benefit from a weaker dollar and are adversely affected by a stronger dollar relative to major currencies worldwide. Accordingly, changes in exchange rates, and in particular a strengthening of the U.S. dollar, may negatively affect net sales, gross profit, and net income from our subsidiary, ESK Ceramics, as expressed in U.S. dollars. This would also negatively impact our consolidated reported results.
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
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2008 (the end of the period covered by this report). Based on this evaluation, taking into account the items discussed above in this Item 4, our principal executive officer and principal financial officer concluded that our current disclosure controls and procedures (as defined in Rules 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934) are effective.
Changes in Internal Control over Financial Reporting
Our management evaluated our internal control over financial reporting and there have been no changes during the fiscal quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
On October 26, 2007, the Company and the individual defendants filed motions to dismiss the first amended consolidated complaint in the federal action. In December 2007, plaintiffs filed a second amended consolidated complaint. The Company and the individual defendants have entered into a stipulation providing that motions to dismiss the second amended consolidated complaint will be filed by July 31, 2008 and that the hearing on the motions will be held on September 29, 2008. The plaintiffs in the state court action have agreed to voluntarily stay the state court, pending the federal court’s rulings on the motions to dismiss.
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
Daniel Vargas, Jr. v. Ceradyne, Inc., Orange County Superior Court, Civil Action No. 07CC01232:
A class action lawsuit was filed on March 23, 2007, in the California Superior Court for Orange County, in which it is asserted that the representative plaintiff, a former Ceradyne employee, and the putative class members, were not paid overtime at an appropriate overtime rate. The complaint alleges that the purportedly affected employees should have had their regular rate of pay, for purposes of calculating overtime, adjusted to reflect the payment of a bonus to them for the four years preceding the filing of the complaint. The complaint further alleges that a waiting time penalty should be assessed for the failure to timely pay the correct overtime payment. Ceradyne has filed an answer denying the material allegations of the complaint. A third party administrator completed the mailing and processing of the “opt-out” procedure and has provided the employee contact information for employees that did not opt-out. The court has ordered that the motion for class certification must be filed by August 11, 2008 (it was originally set for July 8, 2008, but Plaintiff’s counsel sought and received an extension). We believe that the lawsuit is without merit on the basis that our bonus policy is discretionary and is not of the type that is subject to inclusion in the regular hourly rate for purposes of calculating overtime, and we intend to vigorously defend this action. We also believe that the putative class members are not similarly situated and, therefore, this case should not proceed as a class action. Discovery is being conducted and within 90 days of Plaintiff filing his motion for class certification, Ceradyne will file its opposition to such motion
Item 1A. Risk Factors
There have been no significant changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth information regarding shares of our common stock that we repurchased during the three month period ended June 30, 2008.
Issuer Purchases of Equity Securities

				(d)
				Maximum Number
			(c)	(or Approximate
			Total Number of	Dollar Value) of
			Shares Purchased as	Shares that May Yet
	(a)	(b)	Part of Publicly	Be Purchased Under
	Total Number of	Average Price Paid	Announced Plans or	the Plans or
Period	Shares Purchased	per Share	Programs	Programs
April 1 to April 30, 2008	14,910	$38.92	1,024,746	$69,107,482
May 1 to May 31, 2008	103,091	$38.91	1,127,837	$65,096,150
June 1 to June 30, 2008	400	$38.46	1,128,237	$65,080,754

Total	118,401	$38.86	1,128,237	$65,080,754

(1)	On March 4, 2008, we announced that our board of directors had authorized the repurchase and retirement of up to $100 million of our common stock in open market transactions, including block purchases, or in privately negotiated transactions. We did not set a time limit for completion of this repurchase program, and we may suspend or terminate it at any time.

Item 3. Not applicable
Item 4. Submission of Matters to a Vote of Security Holders
The following matters were voted upon at the Annual Meeting of Stockholders held on June 17, 2008:
1.	The following six persons were elected to the Board of Directors of the Company to serve until the next annual meeting of stockholders or until their successors are elected and have qualified:

	Number of Votes Cast
		Authority
	For	Withheld
Joel P. Moskowitz	23,313,818	435,140
Richard A. Alliegro	23,319,682	429,276
Frank Edelstein	23,316,892	432,066
Richard A. Kertson	23,344,038	404,920
William C. LaCourse	23,343,903	405,055
Milton L. Lohr	23,292,492	456,466
2.	The appointment of PricewaterhouseCoopers LLP to serve as the Company’s independent registered public accounting firm for the year ending December 31, 2008 was approved by the following vote:

For: 23,202,077	Against: 503,068	Abstain: 43,823
Item 5. Not applicable
Item 6. Exhibits
(a) Exhibits:

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CERADYNE, INC.

Date: July 25, 2008	By:	/s/ JERROLD J. PELLIZZON Jerrold J. Pellizzon
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