Form 10-Q
period 2008-09-30
CERADYNE INC
filed 2008-10-28
CIK 18937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 17, 2008
Common Stock, $0.01 par value	26,273,911 Shares
Exhibit Index on Page 41

CERADYNE, INC.

CERADYNE, INC.
FORM 10-Q
FOR THE QUARTER ENDED
SEPTEMBER 30, 2008
PART I. FINANCIAL INFORMATION
Item 1. Unaudited Consolidated Financial Statements
CERADYNE, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	September 30,	December 31,
	2008	2007
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$204,486	$155,103
Restricted cash	2,699	2,660
Short-term investments	7,900	29,582
Accounts receivable, net of allowances for doubtful accounts of $1,038 and $792 at September 30, 2008 and December 31, 2007, respectively	64,138	85,346
Other receivables	8,360	5,704
Inventories, net	101,039	92,781
Production tooling, net	13,997	16,632
Prepaid expenses and other	29,880	12,391
Deferred tax asset	12,816	12,455

TOTAL CURRENT ASSETS	445,315	412,654

PROPERTY, PLANT AND EQUIPMENT, net	252,461	243,892
LONG TERM INVESTMENTS	29,489	38,089
INTANGIBLE ASSETS, net	84,491	37,578
GOODWILL	46,484	46,848
OTHER ASSETS	3,731	4,225

TOTAL ASSETS	$861,971	$783,286

CURRENT LIABILITIES
Accounts payable	$29,156	$35,990
Accrued expenses	26,492	22,483
Income taxes payable	788	258

TOTAL CURRENT LIABILITIES	56,436	58,731
LONG-TERM DEBT	121,000	121,000
EMPLOYEE BENEFITS	14,102	13,650
OTHER LONG TERM LIABILITY	41,501	4,985
DEFERRED TAX LIABILITY	5,677	6,291

TOTAL LIABILITIES	238,716	204,657

COMMITMENTS AND CONTINGENCIES (Note 15)
SHAREHOLDERS’ EQUITY
Common stock, $0.01 par value, 100,000,000 authorized, 26,273,611 and 27,318,530 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	264	272
Additional paid-in capital	154,430	185,702
Retained earnings	446,798	361,301
Accumulated other comprehensive income	21,763	31,354

TOTAL SHAREHOLDERS’ EQUITY	623,255	578,629

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$861,971	$783,286

See accompanying condensed notes to Consolidated Financial Statements

CERADYNE, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)
NET SALES	$167,746	$191,606	$541,258	$565,408
COST OF GOODS SOLD	101,082	115,819	327,504	335,125

Gross profit	66,664	75,787	213,754	230,283
OPERATING EXPENSES
Selling	8,443	6,872	24,966	19,617
General and administrative	11,703	11,280	35,208	30,218
Acquisition related charge	9,783	—	9,783	—
Research and development	4,527	5,680	10,979	13,561

	34,456	23,832	80,936	63,396

INCOME FROM OPERATIONS	32,208	51,955	132,818	166,887

OTHER INCOME (EXPENSE):
Royalty income	5	30	65	105
Interest income	1,772	3,281	6,273	9,542
Interest expense	(1,026)	(1,094)	(3,130)	(3,154)
Miscellaneous	(2,581)	(103)	(1,908)	54

	(1,830)	2,114	1,300	6,547

INCOME BEFORE PROVISION FOR INCOME TAXES	30,378	54,069	134,118	173,434
PROVISION FOR INCOME TAXES	10,979	21,419	48,621	64,392

NET INCOME	$19,399	$32,650	$85,497	$109,042

BASIC INCOME PER SHARE	$0.74	$1.20	$3.22	$4.00

DILUTED INCOME PER SHARE	$0.73	$1.16	$3.18	$3.93

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	26,272	27,304	26,568	27,231
DILUTED	26,563	28,052	26,888	27,766
See accompanying condensed notes to Consolidated Financial Statements

CERADYNE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Nine Months Ended
	September 30,
	2008	2007
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$85,497	$109,042
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Depreciation and amortization	30,122	17,948
Deferred income taxes	421	(2,014)
Stock compensation	2,233	1,842
Loss on marketable securities	3,545	—
Loss on equipment disposal	125	794
Change in operating assets and liabilities (net of effect of businesses acquired):
Accounts receivable, net	22,680	(12,995)
Other receivables	(3,597)	(1,735)
Inventories, net	(5,079)	(16,927)
Production tooling, net	2,597	1,480
Prepaid expenses and other assets	(18,005)	(1,167)
Accounts payable and accrued expenses	(5,456)	(4,418)
Income taxes payable	549	(11,042)
Other long term liability	10,350	6,964
Employee benefits	1,014	1,237

NET CASH PROVIDED BY OPERATING ACTIVITIES	126,996	89,009

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(35,938)	(28,343)
Changes in restricted cash	(39)	(2,633)
Purchases of marketable securities	—	(363,317)
Proceeds from sales and maturities of marketable securities	21,700	397,912
Cash paid for acquisitions, net of cash received	(26,855)	(98,606)
Proceeds from sale of equipment	24	—

NET CASH USED IN INVESTING ACTIVITIES	(41,108)	(94,987)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock due to exercise of options	302	603
Proceeds from issuance of stock for stock plans	—	1,085
Excess tax benefit due to exercise of stock options	287	4,133
Shares repurchased	(34,919)	—
Other	—	48

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(34,330)	5,869

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(2,175)	1,708

INCREASE IN CASH AND CASH EQUIVALENTS	49,383	1,599
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	155,103	13,547

CASH AND CASH EQUIVALENTS, END OF PERIOD	$204,486	$15,146

SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES:
Interest paid	$1,744	$1,756
Income taxes paid	$62,692	$67,286
See accompanying condensed notes to Consolidated Financial Statements

CERADYNE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(Unaudited)
1. Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement have been included. Operating results for the nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.
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
Share-based compensation expense recognized under Statement of Financial Accounting Standards No. 123(R) (“SFAS 123(R)”) for the three and nine months ended September 30, 2008 was $0.8 million and $2.2 million respectively, which was related to stock options and restricted stock units. This compared to $0.7 million and $1.8 million for the three and nine months ended September 30, 2007.
Share-based compensation expense is based on the value of the portion of share-based payment awards that is ultimately expected to vest. SFAS 123(R) requires forfeitures to be estimated at the time of grant in order to estimate the amount of share-based awards that will ultimately vest. The forfeiture rate is based on historical rates. Share-based compensation expense recognized in the Company’s Consolidated Statements of Income for the three and nine month periods ended September 30, 2008 includes (i) compensation expense for share-based payment awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the pro forma provisions of SFAS 123 and (ii) compensation expense for the share-based payment awards granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). As share-based compensation expense recognized in the Consolidated Statements of Income for the three and nine month periods ended September 30, 2008 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures.
The Company maintains the 1994 Stock Incentive Plan and 2003 Stock Incentive Plan.
The Company was authorized to grant options for up to 2,362,500 shares under its 1994 Stock Incentive Plan. The Company has granted options for 2,691,225 shares and has had cancellations of 396,911 shares through September 30, 2008. There are no remaining stock options available to grant under this plan. The options granted under this plan generally became exercisable over a five-year period for incentive stock options and six months for nonqualified stock options and have a maximum term of ten years.
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
The Company may grant options and Units for up to 1,125,000 shares under the 2003 Stock Incentive Plan. The Company has granted options for 475,125 shares and Units for 395,476 shares under this plan through September 30, 2008. There have been cancellations of 72,525 shares associated with this plan through September 30, 2008. The options under this plan have a life of ten years.

During the three and nine months ended September 30, 2008 and 2007, the Company issued Units to certain directors, officers and employees with weighted average grant date fair values and Units issued as indicated in the table below. Pursuant to SFAS 123(R), the Company records compensation expense for the amount of the grant date fair value on a straight line basis over the vesting period.
Share-based compensation expense reduced the Company’s results of operations as follows (dollars in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Share-based compensation expense recognized:
General and administrative, options	$112	$176	$345	$552
General and administrative, restricted stock units	728	479	1,887	1,290
Related deferred income tax benefit	(305)	(259)	(810)	(683)

Decrease in net income	$535	$396	$1,422	$1,159

Decrease in basic earnings per share	$0.02	$0.01	$0.05	$0.04

Decrease in diluted earnings per share	$0.02	$0.01	$0.05	$0.04

The amounts above include the impact of recognizing compensation expense related to non-qualified stock options.
As of September 30, 2008, there was $0.8 million of total unrecognized compensation cost related to 25,875 non-vested outstanding stock options, with a per share weighted average fair value of $20.74. The unrecognized expense is anticipated to be recognized on a straight-line basis over a weighted average period of 1.2 years. In addition, the aggregate intrinsic value of stock options exercised was $0.6 million and $7.9 million for the nine months ended September 30, 2008 and 2007.
As of September 30, 2008, there was approximately $11.4 million of total unrecognized compensation cost related to non-vested Units granted under the 2003 Stock Incentive Plan. That cost is expected to be recognized over a weighted average period of 3.8 years.
The following is a summary of stock option activity:

	Nine Months Ended
	September 30, 2008
		Weighted
		Average
	Number of	Exercise
	Options	Price
Outstanding, December 31, 2007	497,325	$12.04
Options granted	—	$—
Options exercised	(24,525)	$8.63
Options cancelled	(3,750)	$15.05

Outstanding, September 30, 2008	469,050	$12.20

Exercisable, September 30, 2008	443,175	$11.70
The following is a summary of Unit activity:

	Nine Months Ended
	September 30, 2008
		Weighted
		Average Grant
	Units	Fair Value
Non-vested Units at December 31, 2007	149,759	$52.94
Granted	168,076	$40.54
Vested	(38,191)	$47.69
Forfeited	(2,400)	$63.16

Non-vested Units at September 30, 2008	277,244	$46.04

The following table summarizes information regarding options outstanding and options exercisable at September 30, 2008:

	Outstanding				Exercisable
		Average	Weighted	Aggregate		Average	Weighted	Aggregate
		Remaining	Average	Intrinsic		Remaining	Average	Intrinsic
	Number of	Contractual	Exercise	Value	Number of	Contractual	Exercise	Value
Range of Exercise Prices	Options	Life (Years)	Price	(000s)	Options	Life (Years)	Price	(000s)
$1.44 – $2.81	3,150	1.22	$1.61	$31,800	3,150	1.22	$1.61	$110
$2.98 – $4.58	214,275	4.09	$4.12	$6,972	214,275	4.09	$4.12	$6,972
$10.53 – $16.89	125,625	5.69	$16.89	$2,484	125,625	5.69	$16.89	$2,484
$18.80 – $24.07	126,000	6.72	$21.51	$1,908	100,125	6.66	$21.71	$1,497

	469,050	5.20	$12.20	$11,474	443,175	5.10	$11.70	$11,063

The following table summarizes information regarding Units outstanding at September 30, 2008:

		Average	Weighted
		Remaining	Average
	Number of	Contractual	Grant
Range of Grant Prices	Units	Life (Years)	Fair Value
$21.46 – $22.68	21,800	1.65	$22.34
$37.41 – $39.43	112,576	4.47	$38.55
$42.28 – $45.7	63,838	4.13	$44.49
$52.47 – $62.07	42,030	2.93	$58.87
$66.35 – $81.18	37,000	3.33	$70.88

	277,244	3.78	$46.04

3. Acquisitions
Acquisition of SemEquip, Inc.
On August 11, 2008, the Company completed the acquisition of SemEquip, Inc. (“SemEquip”) pursuant to a merger of SemEquip with a wholly-owned subsidiary of Ceradyne. SemEquip is a leader in the development of cluster ion implantation sub-systems and advanced ion source materials for the manufacture of logic and memory chips. SemEquip’s technologies enable the utilization of cluster beam ion implantation for manufacturing advanced integrated circuits at low cost and high throughput rates. Ceradyne paid $25.0 million in cash at closing, of which $1.7 million was distributed as incentive compensation to several SemEquip employees and advisors as described below, and incurred direct transaction fees and expenses of $1.9 million. Ceradyne used a portion of its existing cash to make these payments. In addition, Ceradyne will pay contingent consideration of up to $100.0 million in cash during the 15-year period following completion of the merger based upon revenues achieved over that period by SemEquip. The $1.7 million portion of the closing date consideration paid to SemEquip employees and advisors and a portion of the contingent consideration to be paid by Ceradyne over 15 years relates to a pre-closing commitment by SemEquip to pay incentive compensation to several of its employees and advisors. This incentive compensation will not increase the total consideration Ceradyne will pay for the acquisition, but it required Ceradyne to record a $9.8 million pre-tax compensation charge during the quarter ended September 30, 2008. The preliminary net value of fair value of assets acquired and liabilities assumed exceeded the total amount of the purchase price paid. As the Company may be required to pay contingent consideration in the future, the Company accrued an additional $26.2 million of purchase consideration to represent the difference between the net fair value of assets acquired and liabilities assumed and the purchase price paid.
In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” the acquisition has been accounted for under the purchase method of accounting. Under the purchase method of accounting, the assets acquired and liabilities assumed are recorded at the date of acquisition at their respective fair values.

The total purchase price of the SemEquip acquisition was as follows (in thousands):

Cash consideration paid to SemEquip stockholders	$23,315
Accrued purchase consideration	26,166
Direct transaction fees and expenses	1,867

Total purchase price	$51,348

The above purchase price has been allocated based on the fair values of assets acquired and liabilities assumed.
The purchase price has been allocated as follows (in thousands):

Cash	$2,192
Inventories	3,574
Accounts receivable, net	446
Other current assets	276
Property, plant and equipment	1,071
Intangible assets	48,189
Accounts payable and other liabilities	(3,685)
Non-current deferred tax liability, net of $17.8 million deferred tax asset (see Note 14)	(715)

Net assets acquired	$51,348

The purchase price allocation is preliminary, pending completion of the valuation of acquired intangible assets, filing of final income tax returns and completion of the evaluation of potential utilization restrictions on the acquired net operating loss (“NOL”) carryforward as further discussed in Note 14. The final valuation may change the allocation of the purchase price, which could affect the fair value assigned to the assets and liabilities and could result in a change to the unaudited pro forma information presented below. Of the $48.2 million of acquired intangible assets, $26.9 million was assigned to developed technology rights that have a useful life of approximately 10 years and $21.3 million was assigned to customer relationships with a useful life of approximately 10 years. The amounts assigned to intangible assets were based on management’s preliminary estimate of the fair value. Developed technology rights recorded in connection with the acquisition of SemEquip were established as intangible assets under paragraph 39 of SFAS 141 as the underlying technologies are legally protected by patents covering the alternative ion implantation process using “cluster boron” technology. The developed technology rights are both transferable and separable from the acquired entity.
Identification and allocation of value to the identified intangible assets was based on the provisions of SFAS No. 141. The fair value of the identified intangible assets was estimated by performing a discounted cash flow analysis using the “income” approach. This method includes a forecast of direct revenues and costs associated with the respective intangible assets and charges for economic returns on tangible and intangible assets utilized in cash flow generation. Net cash flows attributable to the identified intangible assets are discounted to their present value at a rate commensurate with the perceived risk. The projected cash flow assumptions considered contractual relationships, customer attrition, eventual development of new technologies and market competition.
The estimates of expected useful lives were based on guidance from SFAS No. 141 and take into consideration the effects of competition, regulatory changes and possible obsolescence. The useful lives of technology rights were based on the number of years in which net cash flows have been projected. The useful lives of customer relationships were estimated based upon the length of the contracts currently in place and probability-based estimates of contract renewals in the future.
Assumptions used in forecasting cash flows for each of the identified intangible assets included consideration of the following:
•	SemEquip historical operating margins and performance of comparable publicly traded entities

•	Number of customers and SemEquip market share

•	Contractual and non-contractual relationships with large customers, and

•	Patents held
The results of operations of SemEquip have been included in the accompanying consolidated statements of operations from the acquisition date. The following unaudited pro forma information assumes the SemEquip acquisition occurred at the beginning of each period presented below. Accordingly, pro forma adjustments have been included in the information below for disclosure purposes only. These unaudited pro forma results have been prepared for informational purposes only and do not purport to represent what the results of operations would have been had the SemEquip acquisition occurred as of the date indicated, nor of future results of operations. The unaudited pro forma results for three and nine months ended September 30, 2008 and September 30, 2007 were as follows (amounts in table in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
Net sales	$168,108	$192,530	$544,039	$568,610
Net income (1) (2)	18,711	24,805	81,652	96,427

Basic income per share	$0.71	$0.91	$3.07	$3.54
Diluted income per share	$0.70	$0.88	$3.04	$3.47

(1)	The unaudited pro forma information for the three and nine months ended September 30, 2008 includes the $9.8 million pre-tax acquisition related compensation charge associated with a pre-closing commitment by SemEquip to pay incentive compensation to several of its employees and advisors, which has been recognized in the Company’s historical results of operations for these periods. The unaudited pro forma information for the three and nine months ended September 30, 2008 include pro forma adjustments to reflect a $57,000 pre-tax increase and a $398,000 pre-tax increase in amortization expense related to management’s estimate of the fair value of intangible assets acquired in the SemEquip acquisition.

(2)	The unaudited pro forma information for the three and nine months ended September 30, 2007 includes a pro forma adjustment to recognize the $9.8 million pre-tax acquisition related compensation charge associated with a pre-closing commitment by SemEquip to pay incentive compensation to several of its employees and advisors. The unaudited pro forma information for the three and nine months ended September 30, 2007 also include pro forma adjustments to reflect a $171,000 pre-tax increase and a $512,000 pre-tax increase in amortization expense related to management’s estimate of the fair value of intangible assets acquired as the result of the SemEquip acquisition, respectively.
Asset Purchase — Proprietary Technical Ceramic Bearing Technology
In June 2008, the Company completed the purchase of certain assets and developed technology related to proprietary technical ceramic bearings. These patented bearings are used for “down hole” oil drilling and for coal bed methane pumps and steam assisted oil extraction pumps. The purchase price was approximately $3.9 million in cash, which included $115,000 of transaction costs. In addition, the Company will make future payments of (1) $250,000 upon the relocation of certain key employees; (2) up to an additional $2.0 million if certain revenue milestones are achieved, and (3) a royalty of three percent of net sales of these bearings for the life of the acquired patents. The Company considers this acquisition to be immaterial.
In accordance with SFAS No. 141, the acquisition has been accounted for under the purchase method of accounting. The following table summarizes the components of the purchase price (in thousands):

Cash	$3,750
Transaction costs	115

Total purchase price	$3,865

Fair value of assets acquired:
Fixed assets	$29
Customer relationships	120
Developed technology	3,716

Total fair value of assets acquired	$3,865

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
Had this estimated Stock-Based Charge been reflected, as and when incurred, in the Company’s results of operations for prior years, the impact on net income for Ceradyne’s fiscal years ended December 31 would have been a reduction of $21,000 in 1997, a reduction of $45,000 in 1998, a reduction of $47,000 in 1999, a reduction of $104,000 in 2000, a reduction of $269,000 in 2001, a reduction of $74,000 in 2002, a reduction of $347,000 in 2003, a reduction of $0.6 million in 2004, and a reduction of $324,000 in 2005. As of September 30, 2008, the total remaining incremental stock-based compensation charge related to these stock option grants that are expected to vest in future periods with a revised accounting measurement date is immaterial. There was no impact on revenue or net cash provided by operating activities as a result of the estimated compensation charge.
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
Basic net income per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted net income per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding plus the effect of any dilutive stock options and restricted stock units using the treasury stock method and the net share settlement method for the convertible debt. During the three and nine month periods ended September 30, 2007, the average trading price of the Company’s stock exceeded the conversion price of the convertible debt. However, during the three and nine month periods ended September 30, 2008, the average trading price of the Company’s stock did not exceed the conversion price of the convertible debt. The potential common shares that would be contingently issueable upon the conversion of the debt are included in the number of shares used in fully diluted computations.
The following is a summary of the number of shares entering into the computation of net income per common and potential common shares:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Weighted average number of shares outstanding	26,271,812	27,304,227	26,568,011	27,230,846
Dilutive stock options	261,487	292,885	256,585	291,988
Dilutive restricted stock units	30,066	27,544	63,655	41,626
Dilutive contingent convertible debt common shares	—	427,201	—	201,865

Number of shares used in fully diluted computations	26,563,365	28,051,857	26,888,251	27,766,325

6. Composition of Certain Financial Statement Captions
The Company holds certain cash balances that are restricted as to use. The restricted cash is used as collateral for the Company’s partially self insured workers compensation policy.
Inventories are valued at the lower of cost (first in, first out) or market. Inventory costs include the cost of material, labor and manufacturing overhead. The following is a summary of the inventory components as of September 30, 2008 and December 31, 2007 (in thousands):

	September 30, 2008	December 31, 2007
Raw materials	$18,990	$22,772
Work-in-process	49,449	46,853
Finished goods	32,600	23,156

	$101,039	$92,781

Property, plant and equipment are recorded at cost and consists of the following (in thousands):

	September 30, 2008	December 31, 2007
Land	$17,262	$15,086
Buildings and improvements	96,045	88,906
Machinery and equipment	198,568	179,998
Leasehold improvements	8,427	8,897
Office equipment	23,537	19,975
Construction in progress	15,794	16,880

	359,633	329,742
Less accumulated depreciation and amortization	(107,172)	(85,850)

	$252,461	$243,892

The components of intangible assets are as follows (in thousands):

	September 30, 2008			December 31, 2007
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortizing Intangible Assets
Backlog	$1,795	$1,795	$—	$1,795	$1,795	$—
Developed technology	40,964	2,415	38,549	11,617	1,666	9,951
Tradename	1,110	261	849	1,110	142	968
Customer relationships	46,604	4,506	42,098	25,230	947	24,283
Non-compete agreement	500	459	41	500	178	322
Non-amortizing tradename	2,054	—	2,054	2,054	—	2,054

Total	$94,027	$9,536	$84,491	$42,306	$4,728	$37,578

The estimated useful lives for intangible assets are:

Identified Intangible Asset	Estimated Useful Life in Years or Months
Developed technology	10 years – 12.5 years
Tradename	10 years
Customer relationships	10 years – 12.5 years
Backlog	1 month – 3 months
Non-compete agreement	15 months
Amortization of definite-lived intangible assets will be approximately (in thousands): $6,644 in fiscal year 2008, $6,976 in fiscal year 2009, $6,746 in fiscal year 2010, $7,301 in fiscal year 2011 and $7,996 in fiscal year 2012.
The roll forward of the goodwill balance by segment for the nine months ended September 30, 2008 is as follows (in thousands):

	ACO	Semicon	Thermo	ESK	Canada	Boron	Total
December 31, 2007	$2,608	$603	$11,378	$10,176	$3,832	$18,251	$46,848
Foreign Currency Translation	—	—	—	(364)	—	—	(364)

September 30, 2008	$2,608	$603	$11,378	$9,812	$3,832	$18,251	$46,484

7. Stock Repurchases
During the nine months ended September 30, 2008, the Company repurchased and retired 1,128,237 shares of its common stock at an aggregate cost of $34.9 million under a stock repurchase program authorized by the Company’s Board of Directors. The Company is authorized to repurchase an additional $65.1 million for a total of $100.0 million.
8. Fair Value Measurements
On January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). This new standard addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. In accordance with FASB Staff Position FAS 157-2, Effective Date of SFAS. 157, the Company deferred the adoption of SFAS 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.
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

For recognition purposes, on a recurring basis, the Company measures available for sale short-term and long-term investments at fair value. Short-term investments had an aggregate fair value of $7.9 million at September 30, 2008 and $29.6 million at December 31, 2007. The fair value of these investments is determined using quoted prices in active markets. Long-term investments, comprising auction rate securities, had an aggregate fair value of $29.5 million at September 30, 2008 and $38.1 million at December 31, 2007. During the three and nine months ended September 30, 2008, the Company recognized pre-tax charges of $3.0 million and $3.5 million, respectively, due to other-than-temporary reductions in the value of its investments in auction rate securities. The Company also recognized pre-tax charges of $2.7 million and $5.1 million against other comprehensive income during the three and nine months ended September 30, 2008, respectively, due to temporary reductions in the value of its investments in auction rate securities. Cumulatively to date, the Company has incurred $5.7 million in pre-tax charges due to other-than-temporary reductions in the value of its investments in auction rate securities and pre-tax temporary impairment charges against other comprehensive income of $5.8 million. The Company’s investments in auction rate securities represent interests in insurance securitizations supported by pools of residential and commercial mortgages, asset backed securities and other structured credits relating to the credit risk of various bond guarantors. These auction rate securities were intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. During the second half of the year 2007 and the first nine months of 2008, the auctions for these securities failed. As a result of current negative conditions in the global credit markets, auctions for the Company’s investment in these securities have recently failed to settle on their respective settlement dates. Consequently, the investments are not currently liquid through the normal auction process and may be liquid if a buyer is found outside the auction process.
Prior to June 30, 2008, the Company was able to determine the fair value of its investments in auction rate securities using a market approach valuation technique based on Level 2 inputs that did not require significant adjustment. Since June 30, 2008, the market demand for auction rate securities has declined significantly due to the complexity of these instruments, the difficulty of determining the values of some of the underlying assets, declines in the issuer’s credit quality and disruptions in the credit markets. At September 30, 2008, the Company determined that the market for its investments in auction rate securities and for similar securities was not active since there were few observable or recent transactions for these securities or similar securities. The Company’s investments in auction rate securities were classified within Level 3 of the fair value hierarchy because the Company determined that significant adjustments using unobservable inputs were required to determine fair value as of September 30, 2008.
An auction rate security is a type of structured financial instrument where its fair value can be estimated based on a valuation technique that includes the present value of future cash flows (principal and interest payments), review of the underlying collateral and considers relevant probability weighted and risk adjusted observable inputs and minimizes the use of unobservable inputs. Probability weighted inputs included the following:
•	Probability of earning maximum rate until maturity

•	Probability of passing auction at some point in the future

•	Probability of default at some point in the future (with appropriate loss severity assumptions)
The Company determined that the appropriate risk-free discount rate (before risk adjustments) used to discount the contractual cash flows of its auction rate securities ranged from 1.2 to 4.8 percent, based on the term structure of the auction rate security. Liquidity risk premiums are used to adjust the risk-free discount rate for each auction rate security to reflect uncertainty and observed volatility of the current market environment. The risk of nonperformance has been captured within the probability of default and loss severity assumptions noted above. The risk-adjusted discount rate, which incorporates liquidity risk, appropriately reflects the Company’s estimate of the assumptions that market participants would use (including probability weighted inputs noted above) to estimate the selling price of the asset at the measurement date.
In determining whether the decline in value of the auction rate securities (“ARS”) investments was other-than-temporary, the Company considered several factors including, but not limited to, the following: (1) the reasons for the decline in value (credit event, interest related or market fluctuations); (2) the Company’s ability and intent to hold the investments for a sufficient period of time to allow for recovery of value; (3) whether the decline is substantial; and (4) the historical and anticipated duration of the events causing the decline in value. The evaluation for other-than-temporary impairments is a quantitative and qualitative process, which is subject to various risks and uncertainties. The risks and uncertainties include changes in the credit quality of the securities, changes in liquidity as a result of normal market mechanisms or issuer calls of the securities, and the effects of changes in interest rates.
With respect to the ARS that have had temporary reductions, the Company has the intent and ability to hold the ARS investments until recovery of fair value, which may be maturity or earlier if called, and therefore does not consider these unrealized losses to be other-than-temporary.
At September 30, 2008, the Company had no derivative financial instruments.

Assets measured at fair value on a recurring basis include the following as of September 30, 2008:

	Fair Value Measurements at September 30, 2008
	Using
		Significant
	Quoted Prices	Other	Significant	Total Carrying
	in Active	Observable	Unobservable	Value at
	Markets	Inputs	Inputs	September 30,
(In thousands)	(Level 1)	(Level 2)	(Level 3)	2008
Cash and cash equivalents (including restricted cash)	$207,185	$—	$—	$207,185
Short term investments	7,900	—	—	7,900
Long term investments	—	—	29,489	29,489
Other long-term financial asset	$1,797	$—	$—	$1,797

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
Additionally, on a recurring basis, the Company uses fair value measures when analyzing asset impairment. Long-lived tangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined such indicators are present and the review indicates that the assets will not be fully recoverable, based on undiscounted estimated cash flows over the remaining amortization periods, their carrying values are reduced to estimated fair value. Estimated fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. During the fourth quarter of each year, the Company evaluates goodwill and indefinite-lived intangibles for impairment using the income approach. The income approach is a valuation technique under which estimated future cash flows are discounted to their present value to calculate fair value. When analyzing indefinite-lived intangibles for impairment, the Company uses a relief from royalty method which calculates the cost savings associated with owning rather than licensing the trade name, applying an assumed royalty rate within the Company’s discounted cash flow calculation.
For disclosure purposes, the Company is required to measure the fair value of outstanding debt on a recurring basis. The fair value of outstanding debt is determined using quoted prices in active markets. Long-term debt is reported at amortized cost in accordance with SFAS No. 107, “Disclosure about Fair Value of Financial Instruments.” The fair value of long-term debt, based on quoted market prices, was $111.6 million at September 30, 2008 and $128.7 million at December 31, 2007.
9. Recent Accounting Pronouncements
In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”) which establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations the Company engages in will be recorded and disclosed following existing generally accepted accounting principles (“GAAP”) until January 1, 2009. The Company does not expect SFAS No. 141R to have a significant impact on its consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions the Company consummates after the effective date. The Company is evaluating the impact of this standard on future acquisitions and currently does not expect it to have a significant impact on its financial position, results of operations or cash flows.
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
In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” The statement is intended to improve financial reporting by identifying a consistent hierarchy for selecting accounting principles to be used in preparing financial statements that are prepared in conformance with generally accepted accounting principles. Unlike Statement on Auditing Standards (SAS) No. 69, “The Meaning of Present in Conformity With GAAP,” FAS No. 162 is directed to the entity rather than the auditor. The statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with GAAP,” and is not expected to have any impact on the Company’s results of operations, financial condition or liquidity.
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
In June 2008, the FASB issued FSP Emerging Issues Task Force (EITF) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” Under the FSP, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. The FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years, and is not expected to have a significant impact on the Company’s results of operations, financial condition or cash flows.
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
In October 2008, the FASB issued FSP SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active”, (“FSP 157-3”), to clarify the application of the provisions of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market. FSP 157-3 was effective upon issuance and applies to the Company’s current financial statements. The application of the provisions of FSP 157-3 did not materially affect the Company’s results of operations or financial condition as of and for the three and nine months ended September 30, 2008.
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
The Company is obligated to pay contingent interest to the holders of the Notes during any six-month period from June 15 to December 14 and from December 15 to June 14, commencing with the six-month period beginning December 20, 2010 and ending on June 14, 2011, if the average trading price of the note for the five trading day period ending on the third trading day immediately preceding the first day of the relevant contingent interest period equals $1,200 (120% of the principal amount of a note) or more. The amount of contingent interest payable per note for any relevant contingent interest period shall equal 0.25% per annum of the average trading price of a note for the five trading day period ending on the third trading day immediately preceding the first day of the relevant contingent interest period. This contingent interest payment feature represents an embedded derivative. However, based on the de minimus value associated with this feature, no value has been assigned at issuance and at September 30, 2008.
On or prior to the maturity date of the Notes, upon the occurrence of a fundamental change, under certain circumstances, the Company will provide for a make whole amount by increasing, for the time period described herein, the conversion rate by a number of additional shares for any conversion of the Notes in connection with such fundamental change transactions. The amount of additional shares will be determined based on the price paid per share of Ceradyne’s common stock in the transaction constituting a fundamental change and the effective date of such transaction. This make whole premium feature represents an embedded derivative. Since this feature has no measurable impact on the fair value of the Notes and no separate trading market exists for this derivative, the value of the embedded derivative was determined to be de minimus. Accordingly, no value has been assigned at issuance or at September 30, 2008.
The Company utilizes a convertible bond pricing model and a probability weighted valuation model, as applicable, to determine the fair values of the embedded derivatives noted above.
In December 2005, the Company established a new unsecured $10.0 million line of credit. As of September 30, 2008, there were no outstanding amounts on the line of credit. However, the available line of credit at September 30, 2008 has been reduced by an outstanding letter of credit in the amount of $1.3 million. The interest rate on the credit line is based on the LIBOR rate for a period of one month, plus a margin of 0.625 percent, which equaled 4.6% as of September 30, 2008.
Pursuant to the bank line of credit, the Company is subject to certain covenants, which include, among other things, the maintenance of specified minimum amounts of tangible net worth and quick assets to current liabilities ratio. At September 30, 2008, the Company was in compliance with these covenants.
11. Disclosure About Segments of an Enterprise and Related Information
The Company serves its markets and manages its business through six operating segments, each of which has its own manufacturing facilities and administrative and selling functions. The Company’s Advanced Ceramic Operations, located in Costa Mesa and Irvine, California, Lexington, Kentucky and Wixom, Michigan primarily produces armor, orthodontic products, diesel engine parts, components for semiconductor equipment, and houses the Company’s SRBSN research and development activities. The Company’s cathode development and production are handled through its Semicon Associates division located in Lexington, Kentucky. Fused silica products, including missile radomes and crucibles for photovoltaic solar cell applications are produced at the Company’s Thermo Materials division located in Scottdale and Clarkston, Georgia. The Company’s manufacturing facility in Tianjin, China produces fused silica crucibles, and is part of the Thermo Materials operating segment. Minco, Inc., which Ceradyne acquired on July 10, 2007, also is included in the Thermo Materials operating segment. Minco manufactures fused silica, which is a primary raw material used in products manufactured by our Thermo Materials division. The Company’s ESK Ceramics subsidiary is located in Kempten, Germany and Bazet, France. This subsidiary produces ceramic powders, including boron carbide powder for ceramic body armor, evaporation boats for metallization, functional and frictional coatings utilized in the automotive and textile industries, high performance pump seals, fluid handling, refractory products and ceramic powders used in cosmetics. The Company’s Ceradyne Canada subsidiary acquired certain assets in June 2006, including a building, equipment and technology, related to the production of structural neutron absorbing materials for use in the storage of spent nuclear rods. The building and operations of Ceradyne Canada are located in Chicoutimi, Quebec, Canada. The Boron segment comprises Boron Products, LLC, acquired in August 2007, which conducts business as Ceradyne Boron Products and SemEquip, Inc, which was acquired in August 2008. Ceradyne Boron Products owns certain assets, including approximately 155 acres and several buildings, equipment and technology, related to the production of the boron isotope 10B. This isotope is a strong neutron absorber and is used for both nuclear waste containment and nuclear power plant neutron radiation control. Ceradyne Boron Products also produces complementary chemical isotopes used in the normal operation and control of nuclear power plants. SemEquip develops cluster ion implantation sub-systems and advanced ion source materials for the manufacture of logic and memory chips.

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

Automotive/Diesel Applications:
• EKagrip® functional and frictional coatings

Commercial Applications:
• BORONEIGE® boron nitride powder for cosmetics

Ceradyne Semicon Associates	Industrial Applications:
Lexington, Kentucky(6) Approximately 35,000 square feet	• Ceramic-impregnated dispenser cathodes for microwave tubes, lasers and cathode ray tubes
• Samarium cobalt magnets

Ceradyne Thermo Materials	Defense Applications:
Scottdale and Clarkston, Georgia(7) Approximately 225,000 square feet	• Missile radomes (nose cones) • High purity fused silica used to manufacture missile radomes (nose cones)

Tianjin, China(8)	Industrial Applications:
Approximately 98,000 square feet Midway, Tennessee(9) Approximately 105,000 square feet	• Glass tempering rolls • Metallurgical tooling • Castable and other fused silica products • Crucibles for photovoltaic solar cell applications • Turbine components used in aerospace applications

Ceradyne Canada	Industrial Applications:
Chicoutimi, Quebec, Canada(10) Approximately 86,000 square feet	• Boral® structural neutron absorbing materials • Metal matrix composite structures

Operating Segment and Facility Location	Products

Boron	Industrial Applications:
Quapaw, Oklahoma(11)	Nuclear Applications:
Approximately 128,000 square feet North Billerica, Massachusetts(12) Approximately 26,000 square feet
   •    Nuclear chemistry products for use in pressurized water reactors and boiling water reactors
   •    Radioactive containment for use in spent fuel transport and storage
   •    Burnable poisons for coating of uranium fuel pellets

Semiconductor Applications:

   •    P-dopants for silicon manufacturing
   •    P-dopants for ion implanting of silicon wafers
   •    Development of cluster ion implantation sub-systems
   •    Advanced ion source materials for the manufacture of logic and memory chips

(1)	We have leases on our facilities in Costa Mesa, California, aggregating approximately 99,000 square feet, all of which expire in October 2010. We own our 40,000 square foot facility in Irvine, California. In Irvine, California, we occupy a 24,000 square foot facility under a lease that expires in April 2009 and a 76,000 square foot facility under a lease that expires in April 2011.

(2)	We own our facility in Lexington, Kentucky.

(3)	We have a lease on our Wixom, Michigan facility which expires in April 2010.

(4)	We own our facility in Kempten, Germany, as well as the 22-acre property on which our facility is located.

(5)	We own our facility in Bazet, France, as well as the four-acre property on which our facility is located.

(6)	We own our facility in Lexington, Kentucky, as well as the five-acre property on which our facility is located.

(7)	We own an 85,000 square foot facility in Scottdale, Georgia, as well as the five-acre property on which our facility is located. We have a lease on our 140,000 square foot facility in Clarkson, Georgia which expires in June 2013.

(8)	We own our facility in Tianjin, China, as well as the four-acre property on which our facility is located.

(9)	We own our facility in Midway, Tennessee as well as the 40-acre property on which our facility is located.

(10)	We own our facility in Chicoutimi, Quebec, Canada, as well as the seven-acre property on which our facility is located.

(11)	We own our facility in Quapaw, Oklahoma as well as the 155-acre property on which our facility is located.

(12)	We lease our facility in North Billerica, Massachusetts.

The financial information for all segments is presented below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenue from External Customers
ACO	$110,115	$145,881	$359,438	$447,069
ESK Ceramics	38,032	39,009	122,961	121,463
Semicon Associates	2,264	1,640	6,609	6,021
Thermo Materials	20,675	10,250	59,707	18,534
Ceradyne Canada	91	1,389	4,899	3,172
Boron	4,308	2,114	14,548	2,114
Inter-segment elimination	(7,739)	(8,677)	(26,904)	(32,965)

Total	$167,746	$191,606	$541,258	$565,408

Depreciation and Amortization
ACO	$3,134	$2,303	$8,125	$6,880
ESK Ceramics	3,434	2,839	9,944	7,801
Semicon Associates	465	92	640	261
Thermo Materials	1,465	1,087	4,051	1,732
Ceradyne Canada	256	177	749	529
Boron	3,300	745	6,613	745

Total	$12,054	$7,243	$30,122	$17,948

Segment Income (Loss) before Provision for Income Taxes
ACO	$35,400	$52,332	$121,598	$165,611
ESK Ceramics	(79)	2,103	5,302	10,446
Semicon Associates	341	78	1,079	577
Thermo Materials	6,815	(30)	15,833	492
Ceradyne Canada	(344)	(342)	362	(2,430)
Boron	(12,836)	(84)	(12,503)	(84)
Inter-segment elimination	1,081	12	2,447	(1,178)

Total	$30,378	$54,069	$134,118	$173,434

Segment Assets
ACO	$388,521	$382,112	$388,521	$382,112
ESK Ceramics	231,745	202,587	231,745	202,587
Semicon Associates	6,008	5,458	6,008	5,458
Thermo Materials	91,234	62,999	91,234	62,999
Ceradyne Canada	22,548	19,568	22,548	19,568
Boron	121,915	73,098	121,915	73,098

Total	$861,971	$745,822	$861,971	$745,822

Expenditures for Property, Plant & Equipment
ACO	$1,780	$2,071	$4,247	$6,658
ESK Ceramics	3,266	4,502	18,609	9,510
Semicon Associates	391	134	508	312
Thermo Materials	2,383	5,763	9,042	10,863
Ceradyne Canada	275	412	1,761	1,000
Boron	1,507	—	1,771	—

Total	$9,602	$12,882	$35,938	$28,343

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Percentage of U.S. net sales from external customers
ACO	62%	74%	63%	77%
ESK Ceramics	3%	2%	2%	2%
Semicon Associates	1%	1%	1%	1%
Thermo Materials	4%	3%	4%	1%
Ceradyne Canada	0%	1%	1%	1%
Boron	1%	1%	2%	1%

Total percentage of U.S. net sales from external customers	71%	82%	73%	83%

Percentage of foreign net sales from external customers
ACO	3%	2%	3%	2%
ESK Ceramics	17%	14%	16%	14%
Semicon Associates	0%	0%	0%	0%
Thermo Materials	8%	2%	7%	1%
Ceradyne Canada	0%	0%	0%	0%
Boron	1%	0%	1%	0%

Total percentage of foreign net sales from external customers	29%	18%	27%	17%

Percentage of total net sales from external customers
ACO	65%	76%	66%	79%
ESK Ceramics	20%	16%	18%	16%
Semicon Associates	1%	1%	1%	1%
Thermo Materials	12%	5%	11%	2%
Ceradyne Canada	0%	1%	1%	1%
Boron	2%	1%	3%	1%

Total percentage of total net sales from external customers	100%	100%	100%	100%

The following is revenue by product line for ACO (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Armor	$99,887	$136,658	$328,371	$421,062
Automotive	4,912	2,806	13,382	7,069
Orthodontics	2,148	2,547	8,136	8,042
Industrial	3,168	3,870	9,549	10,896

	$110,115	$145,881	$359,438	$447,069

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

Components of net periodic benefit costs under these plans were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Service cost	$140	$126	$423	$351
Interest cost	253	146	764	340
Expected return on plan assets	(174)	(59)	(522)	(59)
Amortization of unrecognized gain	—	15	—	44

Net periodic benefit cost	$219	$228	$665	$676

13. Financial Instruments
The Company enters into foreign exchange forward contracts to reduce earnings and cash flow volatility associated with foreign exchange rate changes to allow management to focus its attention on its core business operations. Accordingly, the Company enters into contracts which change in value as foreign exchange rates change to economically offset the effect of changes in value of foreign currency assets and liabilities, commitments and anticipated foreign currency denominated sales and operating expenses. The Company enters into foreign exchange forward contracts in amounts between minimum and maximum anticipated foreign exchange exposures, generally for periods not to exceed one year. These derivative instruments are not designated as accounting hedges. We did not have any outstanding foreign exchange forward contracts at September 30, 2008.
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
Components of the required reserve at September 30, 2008 and December 31, 2007 are as follows (in thousands):

	September 30, 2008	December 31, 2007
Federal, state and foreign UTBs	$6,392	$4,556
Interest	1,359	679
Federal/State Benefit of Interest	(514)	(250)

Total reserve for UTBs	$7,237	$4,985

In accordance with the provisions of FIN 48, this reserve is included in other long term liabilities.
It is anticipated that any change in the above UTBs will impact the effective tax rate. For UTBs that exist at September 30, 2008, the Company anticipates there will be a reduction of approximately $0.9 million in the next twelve months. At September 30, 2008, the 2003 through 2007 years are open and subject to potential examination in one or more jurisdictions. The Company is currently under federal, state and foreign income tax examinations for the tax years 2003 through 2005.

Income taxes are determined using an annual effective tax rate, which generally differs from the United States federal statutory rate, primarily because of state taxes and research and development tax credits. The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities, along with net operating loss (“NOL”) and credit carryforwards. The Company recognized a deferred tax asset of $17.8 million in the quarter ended September 30, 2008 for the expected tax benefit from a NOL carryforward of approximately $45.7 million acquired in connection with the acquisition of SemEquip. The acquired NOL carryforward is subject to potential utilization restrictions as a result of the ownership change, which is currently being evaluated by the Company, and any unused amounts will begin to expire in 2020. At this time, the Company has determined that it is more likely than not that the tax benefit from the NOL carryforward will be realized. Accordingly, no valuation allowance has been established against the deferred tax asset for the NOL carryforward. However, as the potential utilization restrictions are still being evaluated by the Company, the final determination of such restrictions, if any, could result in an adjustment to the SemEquip purchase price allocation in the future. The Company expects to complete this evaluation by the end of 2008.
15. Commitments and Contingencies
The Company leases certain of its manufacturing facilities under noncancelable operating leases expiring at various dates through June 2013. The Company incurred rental expense under these leases of $2.1 million each for the nine months ended September 30, 2008 and 2007. The approximate minimum rental commitments required under existing noncancelable leases as of September 30, 2008 are as follows (in thousands):

2008	$1,634
2009	2,997
2010	2,586
2011	742
2012	285
Thereafter	99

$8,343

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

On September 26, 2008, all of the parties to the two derivative actions entered into a memorandum of understanding agreeing in principle to a proposed global settlement of these derivative actions. The parties have filed a stipulation with the federal court to submit a final stipulation of settlement by November 28, 2008. The proposed settlement calls for the Company to adopt certain corporate governance reforms and payment by the Company’s insurance carriers of $1.125 million in attorney’s fees to the plaintiffs’ attorneys, without any payment by Ceradyne or the other defendants, and for dismissal of the actions with prejudice. The proposed settlement is conditioned upon the parties reaching agreement on a stipulation of settlement, final court approval after notice to Ceradyne’s shareholders and expiration of the time for appear from any order of the Court approving the settlement. There can be no assurance that the final settlement will be obtained.
A class action lawsuit was filed on March 23, 2007, in the California Superior Court for Orange County, in which it is asserted that the representative plaintiff, a former Ceradyne employee, and the putative class members, were not paid overtime at an appropriate overtime rate. The complaint alleges that the purportedly affected employees should have had their “regular rate of pay”, for purposes of calculating overtime, adjusted to reflect the payment of a bonus to them for the four years preceding the filing of the complaint. The complaint further alleges that a waiting time penalty should be assessed for the failure to timely pay the correct overtime payment. Ceradyne filed an answer denying the material allegations of the complaint. A motion for class certification was filed on or about August 11, 2008. Ceradyne has filed an opposition claiming that there are no common questions of fact that can be generalized across the class. Ceradyne has also opposed the motion on the basis that the Plaintiff has not established his suitability as a class representative, particularly because he is a former employee whose interests conflict with the current employees. The hearing is presently scheduled for November 13, 2008. In addition to the arguments against class certification, we believe that the action itself is without merit because our bonus policy is discretionary and is not of the type that is subject to inclusion in the regular hourly rate for purposes of calculating overtime, and we intend to vigorously defend this action.
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
Comprehensive income was (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net income	$19,399	$32,650	$85,497	$109,042
Foreign currency translation	(23,139)	9,260	(6,515)	13,590
Unrealized gain (loss) on investments	(1,582)	42	(3,076)	48

Comprehensive income	$(5,322)	$41,952	$75,906	$122,680

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Preliminary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains statements which may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934. One generally can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “may,” “will,” “expects,” “intends,” “estimates,” “anticipates,” “plans,” “seeks,” or “continues,” or the negative thereof, or variations thereon, or similar terminology. Forward-looking statements regarding future events and the future performance of the Company involve risks and uncertainties that could cause actual results to differ materially. Reference is made to the risks and uncertainties which are described in this report in Note 15 “Commitments and Contingencies” of the Notes to Consolidated Financial Statements, in this Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in Part II, Item 1A under the caption “Risk Factors.” Reference is also made to the risks and uncertainties described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as filed with the Securities and Exchange Commission, in Item 1A under the caption “Risk Factors,” and in Item 7 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Overview
We develop, manufacture and market advanced technical ceramic products, ceramic powders and components for defense, industrial, automotive/diesel and commercial applications. Our products include:
•	lightweight ceramic armor for soldiers and other military applications;

•	ceramic industrial components for erosion and corrosion resistant applications;

•	ceramic powders, including boron carbide, boron nitride, titanium diboride, calcium hexaboride, and zirconium diboride, which are used in manufacturing armor and a broad range of industrial products; and BORONEIGE® boron nitride powder for cosmetic products;

•	evaporation boats for metallization of materials for food packaging and other products;

•	durable, reduced friction, ceramic diesel engine components;

•	functional and frictional coatings primarily for automotive applications;

•	translucent ceramic orthodontic brackets;

•	ceramic-impregnated dispenser cathodes for microwave tubes, lasers and cathode ray tubes;

•	ceramic crucibles for melting silicon in the photovoltaic solar cell manufacturing process;

•	ceramic missile radomes (nose cones) for the defense industry;

•	fused silica powders for industrial applications and ceramic crucibles;

•	neutron absorbing materials, structural and non-structural, in combination with aluminum metal matrix composites that serve as part of a barrier system for spent fuel wet and dry storage in the nuclear industry, and non-structural neutron absorbing materials for use in the transport of nuclear fresh fuel rods;

•	nuclear chemistry products for use in pressurized water reactors and boiling water reactors;

•	boron dopant chemicals for semiconductor silicon manufacturing and for ion implanting of silicon wafers;

•	technical ceramic bearings for “down hole” oil drilling and for coal bed methane pumps and steam assisted oil extraction pumps; and

•	cluster ion implantation sub-systems and advanced ion source materials for the manufacture of logic and memory chips.
Our customers include the U.S. government, prime government contractors and large industrial, automotive, diesel and commercial manufacturers in both domestic and international markets.

We categorize our products into four market applications. The table below shows the percentage contribution to our total sales of each market application in the different time periods.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Defense	60.8%	72.6%	62.0%	75.8%
Industrial	31.1	21.6	30.2	18.6
Automotive/Diesel	6.4	4.2	5.9	3.9
Commercial	1.7	1.6	1.9	1.7

Total	100.0%	100.0%	100.0%	100.0%

The principal factors contributing to our growth in sales from 2001 through 2007 were increased demand by the U.S. military for ceramic body armor that protects soldiers and our acquisitions of ESK Ceramics in August 2004, Minco, Inc. in July 2007 and Eagle Picher Boron, LLC in August 2007, which was renamed Ceradyne Boron Products. However, year-over-year sales of body armor declined in each of the first three quarters of 2008, and are expected to remain below the prior year level in the fourth quarter of 2008. Our sales of body armor, as well as other armor components for defense applications, declined by $93.2 million in the first nine months of 2008 compared to the same period of 2007. This decline in defense product revenues was significantly offset, however, by revenues contributed by our two acquisitions completed in the third quarter of 2007 and by internal growth in sales of ceramic crucibles used for melting silicon in the manufacture of photovoltaic solar cells. The combined sales contributed by Minco and Boron Products in the first nine months of 2008 were $36.4 million, and sales of ceramic crucibles, including crucibles manufactured in our new factory in Tianjin, China, increased by $23.4 million in the first nine months of 2008 compared to 2007. The operating expenses associated with these acquired businesses are higher than those attributable to body armor. The results of the first nine months of 2008 reflect our strategy of expanding our business through internal growth and strategic acquisitions with an emphasis on increasing our non-defense business.
Military conflicts in Iraq and Afghanistan, as well as an increasingly unstable geopolitical climate and the heightened risk of international conflicts, have resulted in increased shipments of our ceramic body armor in each of the years from 2001 through 2007. We were awarded an Indefinite Delivery/Indefinite Quantity (“ID/IQ”) contract by the U.S. Army in August 2004 with an adjusted maximum value of $747.5 million from an original estimated contract value of $461.0 million. Through June 2008, we received sixteen delivery orders equaling the contract amount. We completed the delivery of this adjusted contract amount in September 2008. We have also received a number of other orders for ceramic body armor, not covered by the ID/IQ contract, from the Army and other branches of the U.S. military. In January 2006, we received our first production order for Enhanced Side Ballistic Inserts (“ESBI”), or side plates, which are designed to protect the side areas of a soldier’s torso when used in conjunction with our Enhanced Small Arms Protective Inserts (“ESAPI”), or ceramic body armor plates. This delivery order, which totaled $70.0 million, was issued to us by the U.S. Army. In June 2006, we were awarded an ID/IQ contract by the U.S. Army with a maximum value of $611.7 million for ESBI plates. Through September 2008, ten delivery orders totaling approximately $447.1 million have been issued to us under this contract.
In October 2008, we received an ID/IQ contract for the next ballistic threat generation of ceramic body armor plates, called XSAPI, as well as for the current generation ESAPI plates from the U.S. Army RDECOM, Aberdeen Proving Grounds, Maryland. The total amount of this contract is $2.37 billion and covers a period of approximately five years. The U.S. Army can order one or both types of plates over the five year life of the contract. At the same time this ID/IQ contract was awarded to us, we also received an initial delivery order for “first article testing” for both XSAPI and ESAPI armor plates valued at approximately $0.9 million. We expect, however, that future orders issued under this ID/IQ contract will be primarily for XSAPI armor plates, which likely would result in total orders under this five-year procurement being less than the full $2.37 billion contract amount. The contract provides for a minimum of 500 sets (including front and back plates) per year to a maximum of 240,000 sets per year. Shortly after receiving the ID/IQ contract and delivery order for “first article testing” plates, we received the first production delivery order under this ID/IQ contract for $72.2 million to be delivered from February 2009 to February 2010, with early delivery allowed. However, on October 27, 2008, the U.S. Army issued a “stop work order” instructing us to stop all work on the $72.2 million production delivery order for a period of 120 days, but not on the delivery order for “first article testing” plates. We believe that the stop work order is attributable to a protest filed by a competitor after the Army issued the first production delivery order. We anticipate that this protest will be resolved before the end of the 120-day stop work period.
Based on our current backlog and anticipated orders for ceramic body armor and the level of sales to date in 2008, we expect our shipments of ceramic body armor to be lower in fiscal year 2008 than in 2007. We also expect shipments of ceramic body armor to be lower in fiscal year 2009 than in 2008. Moreover, government contracts typically may be cancelled by the government at any time without penalty. For the next several quarters, and perhaps longer, demand for ceramic body armor is likely to be the most significant factor affecting our sales.

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
Our ESK Ceramics subsidiary produces boron carbide powder, which serves as a starter ceramic powder in the manufacture of our lightweight ceramic body armor. Owning this source of our principal raw material, together with the recent expansion of our manufacturing capacity for ceramic armor at our Lexington, Kentucky plant and in our Irvine, California facility, should allow us to fulfill current and anticipated demand for our ceramic body armor. The lower demand for body armor has negatively impacted inter-segment sales of boron carbide powder by our ESK Ceramics subsidiary to our Advanced Ceramic Operations division in the first nine months of 2008.
Our order backlog was $174.9 million as of September 30, 2008 and $173.1 million as of September 30, 2007. Orders for ceramic body armor represented approximately $136.6 million, or 78.1%, of the total backlog as of September 30, 2008 and $147.9 million, or 85.5%, of the total backlog as of September 30, 2007. We expect that substantially all of our order backlog as of September 30, 2008 will be shipped during 2008. Our order backlog at September 30, 2008 does not include the $72.2 million delivery order mentioned above, which was received in October 2008.
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

Had this estimated Stock-Based Charge been reflected, as and when incurred, in the Company’s results of operations for prior years, the impact on net income for Ceradyne’s fiscal years ended December 31 would have been a reduction of $21,000 in 1997, a reduction of $45,000 in 1998, a reduction of $47,000 in 1999, a reduction of $104,000 in 2000, a reduction of $269,000 in 2001, a reduction of $74,000 in 2002, a reduction of $347,000 in 2003, a reduction of $0.6 million in 2004, and a reduction of $324,000 in 2005. As of September 30, 2008, the total remaining incremental stock-based compensation charge related to these stock option grants that are expected to vest in future periods with a revised accounting measurement date is immaterial. There was no impact on revenue or net cash provided by operating activities as a result of the estimated compensation charge.
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
Results of Operations for the Three and Nine Months Ended September 30, 2008 and 2007
Net Sales. Our net sales for the three months ended September 30, 2008 were $167.7 million, a decrease of $23.9 million, or 12.5%, from $191.6 million of net sales in the corresponding quarter of the prior year. Net sales for the nine months ended September 30, 2008 were $541.3 million, a decrease of $24.1 million, or 4.3%, from $565.4 million in the corresponding prior year period.
Net sales for our Advanced Ceramic Operations division for the three months ended September 30, 2008 were $110.1 million, a decrease of $35.8 million, or 24.5%, from $145.9 million of net sales in the corresponding quarter of the prior year. The primary reason for the decrease was a decline in shipments of ceramic body armor as well as other armor components for defense contractors. Net sales of ceramic body armor in the third quarter of 2008 were $94.4 million, a decrease of $37.4 million, or 28.4%, from $131.8 million in the third quarter of 2007. In February 2008, the U.S. Army reduced their monthly demand of approximately 22,500 ESAPI body armor sets from us to approximately 12,500 sets per month, as they approached their targeted goal of 960,000 total sets of ESAPI received from all suppliers since 2005. This targeted goal of shipments was met by the end of September 2008. Thereafter, the U.S. Army will request shipments of the next ballistic threat generation of body armor, called XSAPI under the $2.37 billion ID/IQ contract we received in October 2008. In October 2008, we received our first XSAPI production delivery order of $72.2 million. In addition, we received orders for SAPI ceramic body armor plates totaling $39.2 million in September 2008 which are scheduled for shipment late in the fourth quarter of 2008.
Net sales for our automotive/diesel component product line for the three months ended September 30, 2008 were $4.9 million, an increase of $2.1 million, or 75.2%, from $2.8 million in the corresponding quarter of the prior year. The primary reason for this increase was our customers included our automotive/diesel components in their off road vehicles in 2008 compared to 2007 when they were not included in these types of vehicles. Production of heavy-duty diesel truck engines in 2007 was less than usual due to forward buying in 2006 in anticipation of increased emission standards that became effective in 2007. Net sales of our orthodontic brackets product line for the three months ended September 30, 2008 were $2.1 million, a decrease of $398,000, or 15.6%, from $2.5 million in the corresponding quarter of the prior year. The decrease was due to lower demand for Clarity® orthodontic brackets which we believe was caused by a softening economy.
Net sales for our Advanced Ceramic Operations division for the nine months ended September 30, 2008 were $359.4 million, a decrease of $87.7 million, or 19.6%, from $447.1 million in the corresponding period of the prior year. This decline reflects lower demand, primarily for body armor, as well as other armor components for defense applications. Net sales of ceramic body armor for the nine months ended September 30, 2008 were $308.8 million, a decrease of $100.7 million, or 24.6%, from $409.5 million in the corresponding prior year period. Net sales for our automotive/diesel component product line for the nine months ended September 30, 2008 were $13.4 million, an increase of $6.3 million, or 89.4%, from $7.1 million in the corresponding prior year period. This increase reflects the increased production of heavy-duty diesel truck engines by our customers as described above. Net sales of our orthodontic brackets product line for the nine months ended September 30, 2008 were $8.1 million, an increase of $95,000, or 1.2%, from $8.0 million in the corresponding prior year period. The increase was attributed to sales of $1.2 million of a new version of our orthondontic bracket product line, partially offset by a decline in Clarity® orthodontic bracket sales.

Our ESK Ceramics subsidiary had net sales for the three months ended September 30, 2008 of $38.0 million, a decrease of $1.0 million, or 2.5%, from $39.0 million in the corresponding quarter of the prior year. Approximately $2.1 million of the net sales of $38.0 million is attributable to the higher value of the Euro versus the U.S. dollar during the three months ended September 30, 2008 as sales denominated in Euros are translated into U.S. dollars for financial reporting purposes. Sales of industrial products for the three months ended September 30, 2008 were $25.5 million, an increase of $2.0 million, or 8.3%, from $23.5 million in the corresponding quarter of the prior year. This increase was the result of a higher demand for fluid handling parts, industrial wear parts and metallurgy parts. Sales of defense products for the three months ended September 30, 2008 were $6.0 million, a decrease of $3.7 million, or 38.2%, from the $9.7 million in the corresponding quarter of the prior year. Included in sales of defense products for the three months ended September 30, 2008 were inter-segment sales of $5.8 million compared to $8.2 million in the prior year. The decrease of $2.4 million in inter-segment sales was due to a reduction in demand for boron carbide powder used in body armor protection by our Advanced Ceramic Operations division. Sales of automotive/diesel products for the three months ended September 30, 2008 were $5.8 million, an increase of $0.6 million, or 10.9%, from $5.2 million in the corresponding quarter of the prior year. Increased demand from automotive original equipment manufacturers accounted for the increased sales. Sales of commercial products, consisting of boron nitride for the cosmetic industry, began in 2007, and for the three months ended September 30, 2008 were $0.8 million, an increase of $0.2 million, or 37.9%, from $0.6 in the corresponding prior year period.
For the nine months ended September 30, 2008, net sales for ESK Ceramics were $123.0 million, an increase of $1.5 million, or 1.2%, from $121.5 million in the corresponding prior year period. Approximately $9.6 million of the net sales of $123.0 million is attributable to the higher value of the Euro versus the U.S. dollar during the nine months ended September 30, 2008 as sales denominated in Euros are translated into U.S. dollars for financial reporting purposes. Additionally, the high value of the Euro versus the U.S. dollar caused our ESK Ceramics products to be less competitive than products denominated in U.S. dollars resulting in a negative impact on ESK Ceramics’ export sales. Sales of industrial products for the nine months ended September 30, 2008 were $78.5 million, an increase of $10.1 million, or 14.7%, from $68.4 million in the corresponding prior year period. This increase was the result of a higher demand for fluid handling, industrial wear parts and metallurgy parts. Sales of defense products for the nine months ended September 30, 2008 were $23.8 million, a decrease of $12.5 million, or 34.6%, from $36.3 million in the prior year. Included in sales of defense products for the nine months ended September 30, 2008 were inter-segment sales of $21.5 million, a decrease of $12.5 million compared to $32.5 million in the prior year. This decrease was due to a reduction in demand of boron carbide at our Advanced Ceramic Operations division. Sales of automotive/diesel products for the nine months ended September 30, 2008 were $18.6 million, an increase of $3.5 million, or 22.7%, from $15.1 million in the prior year period. Increased demand from automotive original equipment manufacturers accounted for the increased sales. Sales of commercial products, consisting of boron nitride for the cosmetic industry, for the nine months ended September 30, 2008 were $2.2 million, an increase of $0.6 million, or 32.5% from $1.6 million in the prior year period.
Our Semicon Associates division had net sales for the three months ended September 30, 2008 of $2.3 million, an increase of $0.7 million, or 38.0%, from $1.6 million in the corresponding quarter of the prior year. For the nine months ended September 30, 2008, net sales for Semicon Associates were $6.6 million, an increase of $0.6 million, or 9.8%, from $6.0 million in the corresponding prior year period. The increases in both periods reflect higher shipments of microwave cathodes.
Our Thermo Materials division had net sales for the three months ended September 30, 2008 of $20.7 million, an increase of $10.4 million, or 110.6%, from $10.3 million in the corresponding quarter of the prior year. The increase was primarily due to higher penetration of the growing solar energy market. Shipments of crucibles used in the manufacture of photovoltaic cells increased to $10.7 million, an increase of $8.5 million, or 387.1%, from $2.2 million in the third quarter a year ago. Of this increased amount, $8.2 million in sales came from shipments from our new manufacturing facility in Tianjin, China. Sales to the defense industry during the three months ended September 30, 2008 were $1.7 million, an increase of $0.6 million, or 46.3%, from $1.1 million when compared to the corresponding prior year period.
For the nine months ended September 30, 2008, net sales for Thermo Materials were $59.7 million, an increase of $41.2 million, or 229.8%, from $18.5 million in the corresponding prior year period. Two factors primarily account for this increase: first, the increased penetration of the growing solar energy market. Shipments of crucibles used in the manufacture of photovoltaic cells increased to $29.3 million, an increase of $23.4 million, or 393.4%, from $5.9 million during the nine months ended September 30, 2008. Of this increased amount, $19.2 million came from our new manufacturing facility in Tianjin, China. Second, Minco, Inc., which we acquired in July 2007, contributed $22.1 million of net sales for the nine months ended September 30, 2008, compared to $5.8 million in the same period last year. Sales to the defense industry during the nine months ended September 30, 2008 were $3.2 million, an increase of $0.8 million, or 34.0%, from $2.4 million when compared to the corresponding prior year period.

Our Ceradyne Canada subsidiary had net sales for the three months ended September 30, 2008 of $91,000, a decrease of $1.3 million, or 93.4%, from $1.4 million in the corresponding quarter of the prior year, reflecting reduced demand for our Boral® product line and metal matrix composite products. For the nine months ended September 30, 2008, net sales for Ceradyne Canada were $4.9 million, an increase of $1.7 million, or 54.4%, from $3.2 million for the corresponding prior year period. Overall higher demand for our Boral® product line by the nuclear power industry in the first half of 2008 contributed to the increase in year to date net sales.
Our Boron business segment comprises SemEquip, Inc., which we acquired on August 11, 2008, and Ceradyne Boron Products, which we acquired on August 31, 2007. Total net sales for this segment were $4.3 million for the three months ended September 30, 2008 and $14.5 million for the nine months ended September 30, 2008. Most of the sales in both the three and nine month periods were from Ceradyne Boron Products which had net sales of $4.1 million, an increase of $2.0 million, or 92.5%, from $2.1 million in the three months ended September 30, 2008 and net sales of $14.3 million, an increase of $12.2 million, or 576.9%, from $2.1 million for the nine months ended September 30, 2008. The increased sales resulted from the inclusion of net sales of Ceradyne Boron Products for the entire three and nine months ended September 30, 2008, which are not comparable to the prior year periods as the acquisition occurred on August 31, 2007. The sales contribution from the SemEquip acquisition is not expected to be significant in 2008.
Gross Profit. Our gross profit for the three months ended September 30, 2008 was $66.7 million, a decrease of $9.1 million, or 12.0%, from $75.8 million in the corresponding prior year quarter. As a percentage of net sales, gross profit was 39.7% for the three months ended September 30, 2008 compared to 39.6% for the corresponding prior year quarter. For the nine months ended September 30, 2008, our gross profit was $213.8 million, a decrease of $16.5 million, or 7.2%, from $230.3 million in the prior year. As a percentage of net sales, gross profit was 39.5% for the nine months ended September 30, 2008 compared to 40.7% for the corresponding prior year period. The decrease in gross profit was the result primarily of lower volumes of production of body armor at our Advanced Ceramic Operations division, lower volumes of production of boron carbide powder and continuing pricing pressure for evaporation boats for the packaging industry produced at our ESK subsidiary, lower volumes of production of chemicals and reduced yields at our Ceradyne Boron Products subsidiary and lower volumes of production of Boral® neutron absorbing materials at our Canadian subsidiary, Ceradyne Canada. Gross profit for the nine months ended September 30, 2008, included $8.7 million of gross profit from the two businesses we acquired in the third quarter of 2007, Ceradyne Boron Products and Minco, Inc.
Our Advanced Ceramic Operations division posted gross profit for the three months ended September 30, 2008 of $47.3 million, a decrease of $13.9 million, or 22.6%, from $61.2 million in the corresponding prior year quarter. As a percentage of net sales, gross profit was 43.0% for the three months ended September 30, 2008, from 41.9% for the corresponding prior year quarter. The improvement in gross profit as a percentage of net sales resulted from a reduction in cost of materials and an improvement in manufacturing processes and production rates even as we adjust to the decrease in production volumes from lower body armor demand.
For the nine months ended September 30, 2008, gross profit for the Advanced Ceramic Operations division was $150.7 million, a decrease of $38.7 million, or 20.5%, from $189.4 million in the corresponding prior year period. As a percentage of net sales, gross profit was 41.9% for the nine months ended September 30, 2008 compared to 42.4% for the corresponding prior year period. For the nine months ended September 30, 2008, the primary reason gross profit decreased was lower volumes of production of body armor products compared to the corresponding prior period. Additionally, the nine months ended September 30, 2008 included severance expenses of $386,000 due to the reduction in work force during February and September 2008.
Our ESK Ceramics subsidiary had gross profit for the three months ended September 30, 2008 of $9.4 million, a decrease of $2.2 million, or 18.5%, from $11.6 million in the corresponding prior year quarter. As a percentage of net sales, gross profit was 24.8% for the three months ended September 30, 2008, compared to 29.7% for the three months ended September 30, 2007. The decrease in gross profit as a percentage of net sales for the three months ended September 30, 2008 was the result of an unfavorable sales mix due to lower sales of ceramic powder for armor applications and more competitive pricing for the sales of evaporation boats and surface engineered products.
For the nine months ended September 30, 2008, gross profit for ESK Ceramics was $31.9 million, a decrease of $5.7 million, or 15.1%, from $37.6 million in the prior comparable period. As a percentage of net sales, gross profit was 26.0% for the nine months ended September 30, 2008, compared to 31.0% for the nine months ended September 30, 2007. The decrease in gross profit as a percentage of net sales in the nine month period ended September 30, 2008 was the result of an unfavorable sales mix due to lower sales of ceramic powder for armor applications and more competitive pricing for the sales of evaporation boats.

Our Semicon Associates division had gross profit for the three months ended September 30, 2008 of $0.7 million, an increase of $390,000, or 141.8%, from $275,000 in the corresponding quarter of the prior year. As a percentage of net sales, gross profit was 29.4% for the three months ended September 30, 2008, compared to 16.8% for the corresponding prior year period. For the nine months ended September 30, 2008, gross profit for Semicon Associates was $2.0 million, an increase of $0.8 million, or 67.2%, from $1.2 million in the corresponding prior year period. As a percentage of net sales, gross profit was 30.4% for the nine months ended September 30, 2008 compared to 20.0% for the corresponding prior year period. Increased sales of higher margin parts from our microwave cathode product line, when compared to the corresponding prior year periods, contributed to the increase in gross profit and gross profit as a percentage of net sales for the three and nine months ended September 30, 2008.
Our Thermo Materials division had gross profit for the three months ended September 30, 2008 of $9.4 million, an increase of $7.2 million, or 329.6%, from $2.2 million in the corresponding prior year quarter. As a percentage of net sales, gross profit was 45.3% for the three months ended September 30, 2008 compared to 21.4% for the corresponding prior year quarter. The increase in gross profit as a percentage of sales for the three months ended September 30, 2008 was primarily due to sales mix and improved yields in the production of crucibles. For the nine months ended September 30, 2008, Thermo Materials had gross profit of $24.2 million, an increase of $20.1 million, or 494.9%, from $4.1 million in the prior year period. As a percentage of net sales, gross profit was 40.5% for the nine months ended September 30, 2008 compared to 21.9% for the corresponding prior year period. The improvements in gross profit and gross profit as a percentage of sales were primarily due to an increase in the sales of crucibles, which have higher gross margins compared to Thermo Materials’ other products.
Our Ceradyne Canada subsidiary had negative gross profit for the three months ended September 30, 2008 of $467,000, an increase of $436,000 from a gross loss of $31,000 in the corresponding quarter of the prior year, reflecting the decline in sales of our Boral® product line. For the nine months ended September 30, 2008, Ceradyne Canada had gross profit of $1.4 million, an increase of $2.8 million, from a negative gross profit of $1.4 million in the prior year period. The improvements in gross profit during the nine months ended September 30, 2008 were primarily due to an increase in the sales of our Boral® product line during the first half of 2008.
Our Boron business segment comprises SemEquip, Inc., which we acquired on August 11, 2008, and Ceradyne Boron Products, which we acquired on August 31, 2007. This segment had a negative gross profit of $0.7 million for the three months ended September 30, 2008. Of this negative gross profit, Ceradyne Boron was responsible for $196,000 and SemEquip accounted for the balance of the $0.5 million negative gross profit. For the nine months ended September 30, 2008, total gross profit of this segment was $2.4 million, an increase of $1.8 million from $0.6 million for the nine months ended September 30, 2008. The primary reason for the large increase in gross profit of Ceradyne Boron Products for the nine months ended September 30, 2008 was that their corresponding prior year to date financial results were only included in our consolidated results financial results commencing September 1, 2007. Ceradyne Boron’s gross loss of $196,000 during the for the three months ended September 30, 2008 was caused by low sales volume resulting in low absorption of fixed manufacturing overhead and an unfavorable sales mix caused by a reduction of sales of gas products sold to the semiconductor industry which is experiencing an industry wide slowdown. SemEquip, Inc. had a gross loss for the three months ended September 30, 2008 of $0.6 million. The loss was caused by low sales volume resulting in unabsorbed fixed manufacturing overhead.
Selling Expenses. Our selling expenses for the three months ended September 30, 2008 were $8.4 million, an increase of $1.5 million, or 22.9%, from $6.9 million in the corresponding prior year quarter. Selling expenses, as a percentage of net sales, increased from 3.6% for the three months ended September 30, 2007 to 5.0% of net sales for the three months ended September 30, 2008. The primary reasons for the increases were that selling expenses at our ESK Ceramics subsidiary, which constitute a relatively large portion of the total, are denominated in Euros and increase when translated into dollars at lower exchange rates, $1.1 million of selling expenses due to the inclusion of the results of our Ceradyne Boron Products subsidiary commencing September 1, 2007, and $198,000 of selling expenses due to the inclusion of the results of our recently acquired SemEquip, Inc. subsidiary.
For the nine months ended September 30, 2008, selling expenses were $25.0 million, an increase of $5.4 million, or 27.3%, from $19.6 million in the corresponding prior year period. Selling expenses, as a percentage of net sales, increased from 3.5% for the nine months ended September 30, 2007 to 4.6% of net sales for the nine months ended September 30, 2008. The primary reasons for the increase were the negative impact of exchange rates on the dollar, $3.2 million of selling expenses due to the inclusion of the results of our Ceradyne Boron Products subsidiary commencing September 1, 2007, and an increase in selling expenses of $461,000 due to the inclusion of the results of our Minco, Inc. subsidiary commencing July 10, 2007. Increases in the number of employees and related personnel expenses also contributed to the increase in selling expenses for the nine months ended September 30, 2008.

General and Administrative Expenses. Our general and administrative expenses for the three months ended September 30, 2008 were $11.7 million, an increase of $423,000, or 3.8%, from $11.3 million in the corresponding prior year quarter. General and administrative expenses, as a percentage of net sales, increased from 5.9% for the three months ended September 30, 2007 to 7.0% for the three months ended September 30, 2008. The primary reason for the increase was $0.7 million of general and administrative expenses incurred by SemEquip, Inc. which we acquired on August 11, 2008. Increases in general and administrative expenses were offset by a reduction in bonuses due to lower pre-tax income for the three months ended September 30, 2008 compared to the corresponding prior year period.
For the nine months ended September 30, 2008, general and administrative expenses were $35.2 million, an increase of $5.0 million, or 16.5%, from $30.2 million in the corresponding prior year period. General and administrative expenses, as a percentage of net sales, increased from 5.3% for the nine months ended September 30, 2007 to 6.5% for the nine months ended September 30, 2008. The primary reasons for these increases were $0.7 million in general and administrative expenses from the inclusion of the results of our SemEquip, Inc. subsidiary, which we acquired in August 2008, $2.0 million of general and administrative expenses incurred by our Ceradyne Boron Products and Minco subsidiaries, which we acquired in the third quarter of 2007, increased professional fees and depreciation on information technology infrastructure, and the negative impact of translating Euro denominated ESK Ceramics’ expenses into dollars.
Acquisition Related Charge. We incurred an acquisition-related compensation charge of $9.8 million for the three and nine months ended September 30, 2008 associated with a pre-closing commitment by SemEquip, Inc. for incentive compensation for several of its employees and advisors. This $9.8 million charge includes $1.7 million of cash paid by Ceradyne at closing, and the balance represents the discounted present value of the portion of the estimated contingent consideration payable as incentive compensation to these employees and advisors over 15 years. For additional information regarding this acquisition, see Note 3 of Notes to Condensed Consolidated Financial Statements included in Part I of this report.
Research and Development Expenses. Our research and development expenses for the three months ended September 30, 2008 were $4.5 million, a decrease of $1.2 million, or 20.3%, from $5.7 million in the corresponding prior year quarter. Research and development expenses, as a percentage of net sales, decreased from 3.0% of net sales for the three months ended September 30, 2007 to 2.7% of net sales for the three months ended September 30, 2008. For the nine months ended September 30, 2008, research and development expenses were $11.0 million, a decrease of $2.6 million, or 19.0%, from $13.6 million in the corresponding prior year period. Research and development expenses, as a percentage of net sales, decreased from 2.4% of net sales for the nine months ended September 30, 2007 to 2.0% of net sales for the nine months ended September 30, 2008. The primary reason for the decrease of research and development expenses for the three and nine months ended September 30, 2008 compared to the corresponding prior periods was the reduction of vehicle armor research and development expenses at our Michigan facility. Part of the resources at this research and development facility were shifted to production of armored vehicles during the first half of 2008 which caused the expenses to be recorded in cost of sales due to production of prototype vehicles.
Other Income (Expense). Our net other income (expense) for the three months ended September 30, 2008 was $1.8 million of expense, a decrease of $3.9 million, from $2.1 million of income in the corresponding prior year quarter resulting from a charge of $3.0 million due to an other-than-temporary reduction in the value of our investments in auction rate securities and a decrease of $1.5 million in interest income received on investments due to lower short term interest rates, offset by gains on foreign currency transactions of $0.5 million.
Our net other income for the nine months ended September 30, 2008 was $1.3 million, a decrease of $5.2 million, or 80.1%, from $6.5 million for the nine months ended September 30, 2007. The reasons for the decrease were a reduction in interest income received on investments due to lower short term interest rates and a charge of $3.5 million due to an other-than-temporary reduction in the value of our investments in auction rate securities, partially offset by gains on foreign currency transactions of $1.6 million. Interest expense was $1.0 million, a decrease of $68,000, or 6.2%, from $1.1 million for the three months ended September 30, 2008 and $3.1 million, a decrease of $24,000, or 0.8%, from $3.2 million for the nine months ended September 30, 2008, virtually unchanged from the prior year periods.
Income before Provision for Income Taxes. Our income before provision for income taxes for the three months ended September 30, 2008 was $30.4 million, a decrease of $23.7 million, or 43.8%, from $54.1 million in the corresponding prior year quarter. For the nine months ended September 30, 2008, income before provision for income taxes was $134.1 million, a decrease of $39.3 million, or 22.7%, from $173.4 million for the nine months ended September 30, 2007.

Our Advanced Ceramic Operations division’s income before provision for income taxes for the three months ended September 30, 2008 was $35.4 million, a decrease of $16.9 million, or 32.4%, from $52.3 million in the corresponding prior year quarter. For the nine months ended September 30, 2008, income before provision for income taxes was $121.6 million, a decrease of $44.0 million, or 26.6%, from $165.6 million for the nine months ended September 30, 2007. The decrease in income before provision for income taxes for both the three and nine month periods ended September 30, 2008 was due primarily to lower sales of body armor.
Our ESK Ceramics subsidiary incurred a loss before provision for income taxes for the three months ended September 30, 2008 of $79,000, a decrease of $2.2 million, or 103.8%, from $2.1 million of income before provision for net income in the corresponding prior year quarter. For the nine months ended September 30, 2008, income before provision for income taxes was $5.3 million, a decrease of $5.1 million, or 49.2%, from $10.4 million in the corresponding prior year period. The decrease in income before provision for income taxes was due to the negative economic impact on our export sales due to the higher value of the Euro versus the U.S. dollar, an unfavorable sales mix due to lower sales of ceramic powder for armor applications, and higher personnel costs in connection with selling, general and administrative expenses.
Our Semicon Associates division’s income before provision for income taxes for the three months ended September 30, 2008 was $341,000, an increase of $263,000, or 337.2%, from $78,000 in the corresponding prior year quarter. For the nine months ended September 30, 2008 income before provision for income taxes was $1.1 million, an increase of $0.5 million, or 87.0%, from $0.6 million in the corresponding prior year period. The increase in income before provision for income taxes for the three and nine months ended September 30, 2008 was primarily caused by a favorable sales mix of microwave cathode products, which have higher gross margins, compared to the corresponding prior year period.
Our Thermo Materials division’s income before provision for income taxes for the three months ended September 30, 2008 was $6.8 million, an increase of $30,000, or 0.0%, from $30,000 in the corresponding prior year quarter. For the nine months ended September 30, 2008, income before provision for income taxes was $15.8 million, an increase of $15.3 million, or 3,268.7%, from $492,000 in the corresponding prior year period. The increase in income before provision for income taxes in both periods was due to sales mix, improved yields in the production of crucibles, substantially higher sales of crucibles when compared to the corresponding prior year period, and the contribution of income before provision for income taxes by our Minco, Inc. subsidiary, which we acquired on July 10, 2007.
Our Ceradyne Canada subsidiary incurred a loss before provision for income taxes for the three months ended September 30, 2008 of $344,000, an increase of $2,000, from a loss of $342,000 in the corresponding prior year quarter. For the nine months ended September 30, 2008, the income before provision for income taxes was $362,000, an increase of $2.8 million from a loss of $2.4 million in the corresponding prior year period. The increase in income before provision for income taxes in the nine months ended September 30, 2008 was due to increased shipments of our Boral® product line.
Our Boron business segment comprises SemEquip, Inc., which we acquired on August 11, 2008, and Ceradyne Boron Products, which we acquired on August 31, 2007. The loss before provision for income taxes for this segment was $12.8 million for the three months ended September 30, 2008 compared to $84,000 of loss before provision for income taxes in the corresponding prior year quarter, an increase of $12.9 million. Loss before provision for income taxes for this segment was $12.5 million for the nine months ended September 30, 2008 compared to $84,000 of loss before provision for income taxes in the corresponding prior year period, an increase of $12.6 million. The primary reasons for the losses in 2008 were pre-tax charge of $9.8 million in the third quarter of 2008 for compensation expenses incurred in connection with the acquisition of SemEquip, Inc., an unfavorable sales mix at our Ceradyne Boron Products subsidiary caused by a reduction of sales of gas products sold to the semiconductor industry which is experiencing an industry wide slowdown in business activity and lower sales resulting in unabsorbed fixed manufacturing overhead expenses.
Income Taxes. We had a combined federal and state tax rate of 36.1% for the three months ended September 30, 2008 resulting in a provision for taxes of $10.9 million, a decrease of $10.5 million, or 48.7%, from $21.4 million in the corresponding prior year quarter. Our effective tax rate was 35.9% for the three months ended September 30, 2007. Our provision for income taxes for the nine months ended September 30, 2008 was $48.6 million, a decrease of $15.8 million, or 24.5%, from $64.4 million in the corresponding prior year period. The effective income tax rate for the nine months ended September 30, 2008 was 36.3% compared to 37.1% in the corresponding prior year period.

Liquidity and Capital Resources
We generally have met our operating and capital requirements with cash flow from operating activities, borrowings under our credit facility, and proceeds from the sale of shares of our common stock.
Our net cash position increased by $49.4 million during the nine months ended September 30, 2008 compared to a $1.6 million increase during the nine months ended September 30, 2007. For the nine months ended September 30, 2008, cash flow provided by operating activities amounted to $127.0 million compared to $89.0 million during the nine months ended September 30, 2007. The primary factors contributing to cash flow from operating activities in the nine months ended September 30, 2008, were net income of $85.5 million, and adjustments of non-cash amounts related to depreciation and amortization of $30.1 million and stock compensation of $2.2 million. Additional factors contributing to the increase in cash flow provided by operating activities were a reduction in accounts receivable of $22.7 million, a decrease in production tooling supplies of $2.6 million, an increase of $10.4 million in other long term liabilities due primarily to the accrual of the pre-acquisition commitment by SemEquip, Inc. to pay incentive compensation to several of its employees and advisors, and an increase of $1.0 million in the accrual for employee benefits. These increases in cash provided by operating activities were offset by an increase in other receivables of $3.6 million as a result of higher levels of utility deposits and tax deposits from our ESK Ceramics subsidiary, an increase in inventories of $5.1 million, an increase in prepaid expenses and other assets of $18.0 million due to estimated quarterly income tax installment deposits, and a reduction in accounts payable and accrued expenses of $5.5 million.
Investing activities consumed $41.1 million of cash during the nine months ended September 30, 2008. This included $26.9 million for acquisitions, comprising $23.0 million (net of $2.2 million cash received) for the acquisition of SemEquip, Inc. and $3.9 for the acquisition of certain assets and developed technology related to proprietary technical ceramic bearing patents and intellectual property. We also spent $35.9 million for the purchase of property, plant and equipment. Included in this amount is $9.9 million for the purchase of land and buildings to expand our production capacity at our ESK Ceramics subsidiary’s plant in Kempten, Germany. These expenditures were partially offset by $21.7 million of proceeds from sales and maturities of marketable securities.
Financing activities during the nine months ended September 30, 2008 consumed $34.3 million. During the nine months ended September 30, 2008, we purchased and retired 1,128,237 shares of our common stock at an aggregate cost of $34.9 million under a stock repurchase program authorized by our Board of Directors. We are authorized to repurchase and retire an additional $65.1 million for a total of $100.0 million.
The negative effect of exchange rates on cash and cash equivalents of $2.2 million during the nine months ended September 30, 2008 was due to our investment in our German subsidiary, ESK Ceramics, and in our Chinese subsidiary, Ceradyne (Tianjin) Technical Ceramics., Ltd.
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
We are obligated to pay contingent interest to the holders of the notes during any six-month period from June 15 to December 14 and from December 15 to June 14, commencing with the six-month period beginning December 20, 2010 and ending on June 14, 2011, if the average trading price of the note for the five trading day period ending on the third trading day immediately preceding the first day of the relevant contingent interest period equals $1,200 (120% of the principal amount of a note) or more. The amount of contingent interest payable per note for any relevant contingent interest period shall equal 0.25% per annum of the average trading price of a note for the five trading day period ending on the third trading day immediately preceding the first day of the relevant contingent interest period. This contingent interest payment feature represents an embedded derivative. However, based on the de minimus value associated with this feature, no value has been assigned at issuance and at September 30, 2008.

In December 2005, we established a new unsecured $10.0 million line of credit. As of September 30, 2008, there were no outstanding amounts on the line of credit. However, the available line of credit at September 30, 2008 has been reduced by an outstanding letter of credit in the amount of $1.3 million. The interest rate on the credit line is based on the LIBOR rate for a period of one month, plus a margin of 0.625 percent, which equaled 4.6% as of September 30, 2008.
Pursuant to the bank line of credit, we are subject to certain covenants, which include, among other things, the maintenance of specified minimum amounts of tangible net worth and quick assets to current liabilities ratio. At September 30, 2008, we were in compliance with these covenants.
Our cash, cash equivalents, restricted cash and short-term investments totaled $215.1 million at September 30, 2008, compared to $187.3 million at December 31, 2007. At September 30, 2008, we had working capital of $388.9 million, compared to $353.9 million at December 31, 2007. Our cash position includes amounts denominated in foreign currencies. The repatriation of cash balances from our ESK Ceramics subsidiary does not result in additional tax costs while repatriation of cash balances from our China Tianjin subsidiary results in an additional 15% tax. We believe that our current cash and cash equivalents on hand and cash available from the sale of short-term investments, cash available from additional borrowings under our revolving line of credit and cash we expect to generate from operations will be sufficient to finance our anticipated capital and operating requirements for at least the next 12 months. With respect to the ARS that have had temporary reductions, we have the intent and ability to hold the ARS until recovery of fair value, which may be maturity or earlier if called or liquidity is restored in the market. See Note 8 to the Consolidated Financial Statements included in Item 1 for more information. Our anticipated capital requirements primarily relate to the expansion of our manufacturing facilities in China. We also may utilize cash, and, to the extent necessary, borrowings from time to time to acquire other businesses, technologies or product lines that complement our current products, enhance our market coverage, technical capabilities or production capacity, or offer growth opportunities.
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
In August 2008, we completed the acquisition of SemEquip, Inc. SemEquip is a leader in the development of cluster ion implantation sub-systems and advanced ion source materials for the manufacture of logic and memory chips. SemEquip’s technologies enable the utilization of cluster beam ion implantation for manufacturing advanced integrated circuits at low cost and high throughput rates. Under the agreement, we paid $25.0 million in cash at closing. We used a portion of our existing cash to make this payment. In addition, we may pay contingent consideration of up to $100.0 million in cash during the 15-year period following completion of the acquisition based upon revenues achieved over that period by SemEquip. As a result of a pre-closing commitment by SemEquip to pay incentive compensation to several of its employees and advisors, $1.7 million of the $25.0 million we paid at closing was distributed on the closing date, and we will pay a portion of the future contingent consideration, as compensation to the employees and advisors to whom SemEquip made a pre-closing commitment. This incentive compensation did not increase the total consideration we paid for the acquisition, but it required us to record a pre-tax accounting charge of $9.8 million in the quarter ended September 30, 2008.
Our material contractual obligations and commitments as of September 30, 2008 include a $7.2 million reserve for unrecognized tax benefits. The reserve is classified as long term liabilities on our Consolidated Balance Sheet as of September 30, 2008.
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

Our long term investments at September 30, 2008 included $29.5 million of auction rate securities net of a pre-tax temporary impairment charge of $5.1 million against other comprehensive income and a pre-tax other than temporary impairment charge of $3.5 million against earnings, both incurred during the nine months ended September 30, 2008. To date, we have incurred $5.8 million in pre-tax charges against other comprehensive income and pre-tax other than temporary impairment charges of $5.7 million related to auction rate securities. Our investments in auction rate securities represent interests in insurance securitizations supported by pools of residential and commercial mortgages, asset backed securities and other structured credits relating to the credit risk of various bond guarantors. These auction rate securities were intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. During the second half of the year 2007 and the first nine months of 2008, the auctions for these securities failed. As a result of current negative conditions in the global credit markets, auctions for our investment in these securities have recently failed to settle on their respective settlement dates. Consequently, the investments are not currently liquid through the normal auction process and may be liquid if a buyer is found outside the auction process.
Prior to June 30, 2008, we were able to determine the fair value of its investments in auction rate securities using a market approach valuation technique based on Level 2 inputs that did not require significant adjustment. Since June 30, 2008, the market demand for auction rate securities has declined significantly due to the complexity of these instruments, the difficulty of determining the values of some of the underlying assets, declines in the issuer’s credit quality and disruptions in the credit markets. At September 30, 2008, we determined that the market for our investments in auction rate securities and for similar securities was not active since there were few observable or recent transactions for these securities or similar securities. Our investments in auction rate securities were classified within Level 3 of the fair value hierarchy because we determined that significant adjustments using unobservable inputs were required to determine fair value as of September 30, 2008.
An auction rate security is a type of structured financial instrument where its fair value can be estimated based on a valuation technique that includes the present value of future cash flows (principal and interest payments), review of the underlying collateral and considers relevant probability weighted and risk adjusted observable inputs and minimizes the use of unobservable inputs. Probability weighted inputs included the following:
•	Probability of earning maximum rate until maturity

•	Probability of passing auction at some point in the future

•	Probability of default at some point in the future (with appropriate loss severity assumptions)
We determined that the appropriate risk-free discount rate (before risk adjustments) used to discount the contractual cash flows of our auction rate securities ranged from 1.2 to 4.8 percent, based on the term structure of the auction rate security. Liquidity risk premiums are used to adjust the risk-free discount rate for each auction rate security to reflect uncertainty and observed volatility of the current market environment. The risk of nonperformance has been captured within the probability of default and loss severity assumptions noted above. The risk-adjusted discount rate, which incorporates liquidity risk, appropriately reflects our estimate of the assumptions that market participants would use (including probability weighted inputs noted above) to estimate the selling price of the asset at the measurement date.
In determining whether the decline in value of the ARS investments was other-than-temporary, we considered several factors including, but not limited to, the following: (1) the reasons for the decline in value (credit event, interest related or market fluctuations); (2) our ability and intent to hold the investments for a sufficient period of time to allow for recovery of value; (3) whether the decline is substantial; and (4) the historical and anticipated duration of the events causing the decline in value. The evaluation for other-than-temporary impairments is a quantitative and qualitative process, which is subject to various risks and uncertainties. The risks and uncertainties include changes in the credit quality of the securities, changes in liquidity as a result of normal market mechanisms or issuer calls of the securities, and the effects of changes in interest rates. With respect to the ARS that have had temporary reductions, we have the intent and ability to hold the ARS investments until recovery of fair value, which may be maturity or earlier if called, and therefore do not consider these unrealized losses to be other-than-temporary.
We enter into foreign exchange forward contracts to reduce earnings and cash flow volatility associated with foreign exchange rate changes to allow our management team to focus its attention on its core business operations. Accordingly, we enter into contracts which change in value as foreign exchange rates change to economically offset the effect of changes in value of foreign currency assets and liabilities, commitments and anticipated foreign currency denominated sales and operating expenses. We enter into foreign exchange forward contracts in amounts between minimum and maximum anticipated foreign exchange exposures, generally for periods not to exceed one year. These derivative instruments are not designated as accounting hedges. We did not have any outstanding foreign exchange forward contracts at September 30, 2008.

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
Our debt is comprised of $121.0 million of a convertible note with a fixed coupon rate of 2.875%. The fair value of long-term debt was $111.6 million and is based on quoted market prices at September 30, 2008.
Approximately 27.0% of our revenues for the nine months ended September 30, 2008 were derived from operations outside the United States. Overall, we are a net recipient of currencies other than the U.S. dollar and, as such, we benefit from a weaker dollar and are adversely affected by a stronger dollar relative to major currencies worldwide. Accordingly, changes in exchange rates, and in particular a strengthening of the U.S. dollar, may negatively affect net sales, gross profit, and net income from our subsidiary, ESK Ceramics, as expressed in U.S. dollars. This would also negatively impact our consolidated reported results.
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
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2008 (the end of the period covered by this report). Based on this evaluation, our principal executive officer and principal financial officer concluded that our current disclosure controls and procedures (as defined in Rules 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934) are effective.
Changes in Internal Control over Financial Reporting
Our management evaluated our internal control over financial reporting and there have been no changes during the fiscal quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On September 26, 2008, all of the parties to the two derivative actions entered into a memorandum of understanding agreeing in principle to a proposed global settlement of these derivative actions. The parties have filed a stipulation with the federal court to submit a final stipulation of settlement by November 28, 2008. The proposed settlement calls for the Company to adopt certain corporate governance reforms and payment by the Company’s insurance carriers of $1.125 million in attorney’s fees to the plaintiffs’ attorneys, without any payment by Ceradyne or the other defendants, and for dismissal of the actions with prejudice. The proposed settlement is conditioned upon the parties reaching agreement on a stipulation of settlement, final court approval after notice to Ceradyne’s shareholders and expiration of the time for appear from any order of the Court approving the settlement. There can be no assurance that the final settlement will be obtained.
Daniel Vargas, Jr. v. Ceradyne, Inc., Orange County Superior Court, Civil Action No. 07CC01232:
The Vargas Litigation is a class action in which it is asserted that the representative Plaintiff, a former Ceradyne employee, and the putative class members, were not paid overtime at an appropriate overtime rate. The complaint alleges that the purportedly affected employees should have had their “regular rate of pay”, for purposes of calculating overtime, adjusted to reflect the payment of a bonus to them for the four years preceding the filing of the complaint, on or about March 23, 2007. The complaint further alleges that a waiting time penalty should be assessed for the failure to timely pay the correct overtime payment. Ceradyne filed an answer denying the material allegations of the complaint. A motion for class certification was filed on or about August 11, 2008. Ceradyne has filed an opposition claiming that there are no common questions of fact that can be generalized across the class. Ceradyne has also opposed the motion on the basis that the Plaintiff has not established his suitability as a class representative, particularly because he is a former employee whose interests conflict with the current employees. The hearing is presently scheduled for November 13, 2008. In addition to the arguments against class certification, we believe that the action itself is without merit because our bonus policy is discretionary and is not of the type that is subject to inclusion in the regular hourly rate for purposes of calculating overtime, and we intend to vigorously defend this action.

Item 1A. Risk Factors
There have been no significant changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
Not applicable.
Item 5. Other Information
Not applicable.
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

CERADYNE, INC.
Date: October 28, 2008	By:	/s/ JERROLD J. PELLIZZON
Jerrold J. Pellizzon
Vice President Chief Financial Officer (Principal Financial and Accounting Officer)

Index to Exhibits

Exhibit	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.