Form 10-Q
period 2009-03-31
CERADYNE INC
filed 2009-04-28
CIK 18937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Outstanding as of April 20, 2009
Common Stock, $0.01 par value	25,792,697 Shares

Exhibit Index on Page 30

CERADYNE, INC.

CERADYNE, INC.
FORM 10-Q
FOR THE QUARTER ENDED
March 31, 2009

PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Consolidated Financial Statements

CERADYNE, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share data)
	March 31, 2009	December 31, 2008
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$201,190	$215,282
Restricted cash	2,702	2,702
Short-term investments	29,383	6,140
Accounts receivable, net of allowances for doubtful accounts of approximately
$664 and $686 at March 31, 2009 and December 31, 2008, respectively	59,568	64,631
Other receivables	4,482	5,316
Inventories, net	99,588	101,017
Production tooling, net	13,342	14,563
Prepaid expenses and other	23,119	24,170
Deferred tax asset	13,249	11,967
TOTAL CURRENT ASSETS	446,623	445,788

PROPERTY, PLANT AND EQUIPMENT, net	246,252	251,928
LONG TERM INVESTMENTS	23,039	24,434
INTANGIBLE ASSETS, net	82,489	84,384
GOODWILL	44,915	45,324
OTHER ASSETS	2,388	2,669
TOTAL ASSETS	$845,706	$854,527

CURRENT LIABILITIES
Accounts payable	$21,260	$22,954
Accrued expenses	22,014	21,999
Income taxes payable	1,910	-
TOTAL CURRENT LIABILITIES	45,184	44,953
LONG-TERM DEBT	103,631	102,631
EMPLOYEE BENEFITS	18,680	19,088
OTHER LONG TERM LIABILITIES	41,888	41,816
DEFERRED TAX LIABILITY	6,079	7,045
TOTAL LIABILITIES	215,462	215,533
COMMITMENTS AND CONTINGENCIES (Note 14)
SHAREHOLDERS’ EQUITY
Common stock, $0.01 par value, 100,000,000 authorized, 25,792,697 and 25,830,374 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	259	259
Additional paid in capital	163,210	163,291
Retained earnings	462,449	461,741
Accumulated other comprehensive income	4,326	13,703
TOTAL SHAREHOLDERS’ EQUITY	630,244	638,994
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$845,706	$854,527

See accompanying condensed notes to Consolidated Financial Statements

CERADYNE, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)

	Three Months Ended March 31,
	2009	2008
	(Unaudited)
NET SALES	$99,772	$188,537
COST OF GOODS SOLD	76,862	117,008
Gross profit	22,910	71,529
OPERATING EXPENSES
Selling	7,044	7,855
General and administrative	9,753	11,815
Research and development	3,472	3,007
	20,269	22,677
Income from operations	2,641	48,852

OTHER INCOME (EXPENSE):
Royalty income	-	31
Interest income	728	2,709
Interest expense	(2,085)	(2,014)
Miscellaneous	(107)	1,132
	(1,464)	1,858
INCOME BEFORE PROVISION FOR INCOME TAXES	1,177	50,710
PROVISION FOR INCOME TAXES	469	18,359
NET INCOME	$708	$32,351
BASIC INCOME PER SHARE	$0.03	$1.19
DILUTED INCOME PER SHARE	$0.03	$1.18

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	25,822	27,150
DILUTED	26,033	27,407

See accompanying condensed notes to Consolidated Financial Statements

CERADYNE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Three Months Ended March 31,
	2009	2008
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$708	$32,351
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Depreciation and amortization	9,465	8,803
Non-cash interest expense on convertible debt	1,001	945
Deferred income taxes	(1,545)	(269)
Stock compensation	865	630
Loss on marketable securities	104	147
(Gain) loss on equipment disposal	(12)	1
Change in operating assets and liabilities:
Accounts receivable, net	4,613	(2,679)
Other receivables	680	(1,207)
Inventories	(356)	(2,412)
Production tooling	1,173	1,708
Prepaid expenses and other assets	1,040	253
Accounts payable and accrued expenses	(1,222)	4,597
Income taxes payable	1,717	16,087
Other long term liabilities	72	123
Employee benefits	275	337
NET CASH PROVIDED BY OPERATING ACTIVITES	18,578	59,415

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(7,711)	(18,554)
Changes in restricted cash	-	(18)
Purchases of marketable securities	(24,583)	-
Proceeds from sales and maturities of marketable securities	1,340	18,094
Proceeds from sale of equipment	14	-
NET CASH USED IN INVESTING ACTIVITIES	(30,940)	(478)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock due to exercise of options and vesting of restricted stock units	5	195
Excess tax benefit due to exercise of stock options	-	171
Shares repurchased	(832)	(30,313)
Other	-	(126)
NET CASH USED IN FINANCING ACTIVITIES	(827)	(30,073)
EFFECT OF EXCHANGE RATES ON CASH AND EQUIVALENTS	(903)	1,799
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(14,092)	30,663
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	215,282	155,103
CASH AND CASH EQUIVALENTS, END OF PERIOD	$201,190	$185,766

SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES:
Interest paid	$7	$1
Income taxes paid	$627	$3,386

See accompanying condensed notes to Consolidated Financial Statements

CERADYNE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 MONTHS ENDED MARCH 31, 2009
(Unaudited)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement have been included. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. For further information, refer to the Consolidated Financial Statements and Notes to Financial Statements included in Ceradyne’s Annual Report on Form 10-K for the year ended December 31, 2008. December 31, 2005

2.	Share Based Compensation

See Note 3 below for information concerning an internal investigation into our stock option grant practices for the period of 1997 through June 30, 2006.

Share-based compensation expense recognized under SFAS 123(R) for the three months ended March 31, 2009 was $0.9 million compared to $0.6 million for the three months ended March 31, 2008, which was related to stock options and restricted stock units.

Share-based compensation expense is based on the value of the portion of share-based payment awards that is ultimately expected to vest. SFAS 123(R) requires forfeitures to be estimated at the time of grant in order to estimate the amount of share-based awards that will ultimately vest. The forfeiture rate is based on historical rates. Share-based compensation expense recognized in the Company’s Consolidated Statements for the three months ended March 31, 2009 includes (i) compensation expense for share-based payment awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123 and (ii) compensation expense for the share-based payment awards granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). As share-based compensation expense recognized in the Consolidated Statements of Income for the three months ended March 31, 2009 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures.

The Company maintains the 1994 Stock Incentive Plan and 2003 Stock Incentive Plan.

The Company was authorized to grant options for up to 2,362,500 shares under its 1994 Stock Incentive Plan. The Company has granted options for 2,691,225 shares and has had cancellations of 396,911 shares through March 31, 2009. There are no remaining stock options available to grant under this plan. The options granted under this plan generally became exercisable over a five-year period for incentive stock options and six months for nonqualified stock options and have a maximum term of ten years.

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

The Company may grant options and Units for up to 1,125,000 shares under the 2003 Stock Incentive Plan. The Company has granted options for 475,125 shares and Units for 477,476 shares under this plan through March 31, 2009. There have been cancellations of  81,475 shares associated with this plan through March 31, 2009. The options under this plan have a life of ten years.

During the three months ended March 31, 2009 and 2008, the Company issued Units to certain directors, officers and employees with weighted average grant date fair values and Units issued as indicated in the table below. Pursuant to SFAS 123(R), the Company records compensation expense for the amount of the grant date fair value on a straight line basis over the vesting period.

Share-based compensation expense reduced the Company’s results of operations as follows (dollars in thousands, except per share amounts):

	Three Months Ended March 31,
	2009	2008
Share-based compensation expense recognized:
General and administrative, options	$71	$115
General and administrative, restricted stock units	793	515
Related deferred income tax benefit	(345)	(228)
Decrease in net income	$519	$402

Decrease in basic earnings per share	$0.02	$0.01

Decrease in diluted earnings per share	$0.02	$0.01

The amounts above include the impact of recognizing compensation expense related to non-qualified stock options.

As of March 31, 2009, there was $0.7 million of total unrecognized compensation cost related to 25,875 non-vested outstanding stock options, with a per share weighted average value of $20.74. The unrecognized expense is anticipated to be recognized on a straight-line basis over a weighted average period of 0.7 years. In addition, the aggregate intrinsic value of stock options exercised was $22,000 and $499,000 for the three months ended March 31, 2009 and 2008.

As of March 31, 2009, there was approximately $11.0 million of total unrecognized compensation cost related to non-vested Units granted under the 2003 Stock Incentive Plan. That cost is expected to be recognized over a weighted average period of  3.6  years.

The following is a summary of stock option activity:

	Three Months Ended March 31, 2009
	Number of Options	Weighted Average Exercise Price
Outstanding, December 31, 2008	462,900	$12.14
Options granted	-	$-
Options exercised	(1,150)	$4.58
Options cancelled	-	$-
Outstanding, March 31, 2009	461,750	$12.24

Exercisable, March 31, 2009	435,875	$11.73

The following is a summary of Unit activity:

	Three Months Ended March 31, 2009
	Number of Units	Weighted Average Grant Fair Value
Non-vested Units at December 31, 2008	271,264	$45.90
Granted	82,000	$19.81
Vested	(5,450)	$41.46
Forfeited	(17,610)	$54.26
Non-vested Units at March 31, 2009	330,204	$39.05

The following table summarizes information regarding options outstanding and options exercisable at March 31, 2009:

	Outstanding				Exercisable
Range of Exercise Prices	Number of Options	Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (000s)	Number of Options	Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (000s)
$1.44 - $2.81	900	0.47	$1.61	$15	900	0.47	$1.61	$15
$2.98 - $4.58	212,825	2.84	$4.12	$2,982	212,825	2.84	$4.12	$2,982
$10.53 - $16.89	122,025	4.44	$16.89	$151	122,025	4.44	$16.89	$151
$18.80 - $24.07	126,000	5.47	$21.51	$-	100,125	5.41	$21.71	$-
	461,750	3.98	$12.24	$3,148	435,875	3.87	$11.73	$3,148

The following table summarizes information regarding Units outstanding at March 31, 2009:

	Outstanding
Range of Grant Prices	Number of Units	Average Remaining Contractual Life (Years)	Weighted Average Grant Fair Value
$19.78 - $22.68	103,800	3.99	$20.34
$37.41 - $39.43	106,326	3.94	$38.62
$42.28 - $45.70	55,638	3.69	$44.49
$52.47 - $62.07	29,020	2.46	$58.79
$66.35 - $81.18	35,420	2.82	$70.43
	330,204	3.66	$39.05

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

Had this estimated Stock-Based Charge been reflected, as and when incurred, in the Company’s results of operations for prior years, the impact on net income for Ceradyne’s fiscal years ended December 31 would have been a reduction of $21,000 in 1997, a reduction of $45,000 in 1998, a reduction of $47,000 in 1999, a reduction of $104,000 in 2000, a reduction of $269,000 in 2001, a reduction of $74,000 in 2002, a reduction of $347,000 in 2003, a reduction of $0.6 million in 2004, and a reduction of $324,000 in 2005. As of March 31, 2009, the total remaining incremental stock-based compensation charge related to these stock option grants that are expected to vest in future periods with a revised accounting measurement date is immaterial. There was no impact on revenue or net cash provided by operating activities as a result of the estimated compensation charge.

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

4. Net Income Per Share

Basic net income per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted net income per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding plus the effect of any dilutive stock options and restricted stock units using the treasury stock method and the net share settlement method for the convertible debt. During the three months ended March 31, 2009 and 2008, the average trading price of the Company’s stock did not exceed the conversion price of the convertible debt.

The following is a summary of the number of shares entering into the computation of net income per common and potential common shares:

	Three Months Ended March 31,
	2009	2008
Weighted average number of shares outstanding	25,821,573	27,149,984
Dilutive stock options	211,621	256,516
Dilutive restricted stock units	-	-
Number of shares used in fully diluted computations	26,033,194	27,406,500

5.	Composition of Certain Financial Statement Captions

The Company holds certain cash balances that are restricted as to use.The restricted cash is used as collateral for the Company’s partially self insured workers compensation policy.

Inventories are valued at the lower of cost (first in, first out) or market. Inventory costs include the cost of material, labor and manufacturing overhead. The following is a summary of the inventory components as of March 31, 2009 and December 31, 2008 (in thousands):

	March 31, 2009	December 31, 2008
Raw materials	$17,755	$18,377
Work-in-process	45,703	45,180
Finished goods	36,130	37,460
	$99,588	$101,017

Property, plant and equipment is recorded at cost and consists of the following (in thousands):

	March 31, 2009	December 31, 2008
Land	$16,671	$17,073
Buildings and improvements	94,762	97,234
Machinery and equipment	204,103	202,963
Leasehold improvements	8,338	8,241
Office equipment	26,084	26,175
Construction in progress	15,466	13,469
	365,424	365,155
Less accumulated depreciation and amortization	(119,172)	(113,227)
	$246,252	$251,928

The components of intangible assets are as follows (in thousands):

	March 31, 2009			December 31, 2008
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Amortizing Intangible Assets
Backlog	$1,270	$1,270	$-	$1,795	$1,795	$-
Developed technology	42,719	4,093	38,626	42,489	3,106	39,383
Tradename	1,110	342	768	1,110	302	808
Customer relationships	46,604	5,567	41,037	46,604	4,465	42,139
Non-compete agreement	500	500	-	500	500	-
Non-amortizing tradename	2,058	-	2,058	2,054	-	2,054
Total	$94,261	$11,772	$82,489	$94,552	$10,168	$84,384

The estimated useful lives for intangible assets are:

Identified Intangible Asset	Estimated Useful Life in Years or Months
Developed technology	10 years – 12.5 years
Tradename	10 years
Customer relationships	10 years – 12.5 years
Backlog	1 month – 3 months
Non-compete agreement	15 months

Amortization of definite-lived intangible assets will be approximately (in thousands): $7,336 in fiscal year 2009, $7,033 in fiscal year 2010, $7,502 in fiscal year 2011, $7,981 in fiscal year 2012 and $8,966 in fiscal year 2013.

The roll forward of the goodwill balance by segment during the three months ended March 31, 2009 is as follows (in thousands):

	ACO	Semicon	Thermo	ESK	Canada	Boron	Total
Balance at December 31, 2008	$2,608	$603	$10,331	$9,699	$3,832	$18,251	$45,324
Translation	—	—	—	(409)	—	—	(409)
Balance at March 31, 2009	$2,608	$603	$10,331	$9,290	$3,832	$18,251	$44,915

6.	Stock Repurchases

During the three months ended March 31, 2009, the Company repurchased and retired 50,000 shares of its common stock at an aggregate cost of $0.8 million under a stock repurchase program authorized in 2008 by the Company’s Board of Directors.  During the year ended December 31. 2008, the Company repurchased and retired 1,578,237 shares of its common stock at an aggregate cost of $44.7 million. The Company is authorized to repurchase an additional $54.5 million for a total of $100.0 million.

7.	Fair Value Measurements

On January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) as it relates to recurring financial assets and liabilities. This new standard addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. On January 1, 2009, the Company adopted SFAS 157 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis in accordance with the deferral provisions of FASB Staff Position FAS 157-2. The adoption in 2009 did not have a significant impact on the financial statements.

FAS 157 requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

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

For recognition purposes, on a recurring basis, the Company measures available for sale short-term and long-term investments at fair value. Short-term investments had an aggregate fair value of $29.4 million at March 31, 2009 and $6.1 million at December 31, 2008. The fair value of these investments is determined using quoted prices in active markets. Long-term investments, comprising auction rate securities, had an aggregate fair value of $23.0 million at March 31, 2009 and $24.4 million at December 31, 2008. During the three months ended March 31, 2009 and 2008, the Company recognized pre-tax charges of $104,000 and $147,000, respectively, due to other-than-temporary reductions in the value of its investments in auction rate securities. The Company also recognized pre-tax charges of $1.3 million and $2.4 million against other comprehensive income during the three months ended March 31, 2009 and 2008, respectively, due to temporary reductions in the value of its investments in auction rate securities. Cumulatively to date, the Company has incurred $8.1 million in pre-tax charges due to other-than-temporary reductions in the value of its investments in auction rate securities and pre-tax temporary impairment charges against other comprehensive income of $9.9 million. The Company’s investments in auction rate securities represent interests in insurance securitizations supported by pools of residential and commercial mortgages, asset backed securities and other structured credits relating to the credit risk of various bond guarantors. These auction rate securities were intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. During the second half of the year 2007, through 2008 and through the first quarter of 2009, the auctions for these securities failed. As a result of current negative conditions in the global credit markets, auctions for the Company’s investment in these securities have recently failed to settle on their respective settlement dates. Consequently, the investments are not currently liquid through the normal auction process and may be liquid if a buyer is found outside the auction process.

Prior to June 30, 2008, the Company was able to determine the fair value of its investments in auction rate securities using a market approach valuation technique based on Level 2 inputs that did not require significant adjustment. Since June 30, 2008, the market demand for auction rate securities has declined significantly due to the complexity of these instruments, the difficulty of determining the values of some of the underlying assets, declines in the issuer’s credit quality and disruptions in the credit markets. At March 31, 2009, the Company determined that the market for its investments in auction rate securities and for similar securities was not active since there were few observable or recent transactions for these securities or similar securities. The Company’s investments in auction rate securities were classified within Level 3 of the fair value hierarchy because the Company determined that significant adjustments using unobservable inputs were required to determine fair value as of March 31, 2009.

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

The Company determined that the appropriate risk-free discount rate (before risk adjustments) used to discount the contractual cash flows of its auction rate securities ranged from 0.5% to 3.2%, based on the term structure of the auction rate security. Liquidity risk premiums are used to adjust the risk-free discount rate for each auction rate security to reflect uncertainty and observed volatility of the current market environment. This risk of nonperformance has been captured within the probability of default and loss severity assumptions noted above. The risk-adjusted discount rate, which incorporates liquidity risk, appropriately reflects the Company’s estimate of the assumptions that market participants would use (including probability weighted inputs noted above) to estimate the selling price of the asset at the measurement date.

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

At March 31, 2009, the Company had no derivative financial instruments.

Assets measured at fair value on a recurring basis include the following as of March 31, 2009:

	Fair Value Measurements at March 31, 2009 Using
(In thousands)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value at March 31, 2009
Cash and cash equivalents (including restricted cash)	$203,892	$-	$-	$203,892
Short term investments	29,383	-	-	29,383
Long term investments	-	-	23,039	23,039
Other long term financial asset	1,186	-	-	1,186

	Fair Value Measurements at December 31, 2008 Using
(In thousands)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value at December 31, 2008
Cash and cash equivalents (including restricted cash)	$217,984	$-	$-	$217,984
Short term investments	6,140	-	-	6,140
Long term investments	-	-	24,434	24,434
Other long term financial asset	1,355	-	-	1,355

Activity in long term investments (Level 3) was as follows:

	Three Months Ended March 31,
	2009	2008
Balance at beginning of period	$24,434	$38,089
Unrealized loss included in net earnings	(104)	(147)
Unrealized loss included in other comprehensive income	(1,291)	(2,378)

Balance at end of period	$23,039	$35,564

On an annual recurring basis, the Company is required to use fair value measures when measuring plan assets of the Company’s pension plans. As the Company elected to adopt the measurement date provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, as of January 1, 2007, the Company was required to determine the fair value of the Company’s pension plan assets as of December 31, 2008. The fair value of pension plan assets was $6.4 million at December 31, 2008. These assets are valued in highly liquid markets.

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

For disclosure purposes, the Company is required to measure the fair value of outstanding debt on a recurring basis. The fair value of outstanding debt is determined using quoted prices in active markets. The fair value of long-term debt, based on quoted market prices, was $96.4 million at March 31, 2009 and $83.2 million at December 31, 2008.

8.	Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”) which establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company adopted this standard on January 1, 2009 which did not have an impact on its financial position, results of operations or cash flows as there have been no acquisitions that have been consummated after January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 introduces significant changes in the accounting and reporting for business acquisitions and noncontrolling interest ("NCI") in a subsidiary. SFAS 160 also changes the accounting for and reporting for the deconsolidation of a subsidiary. Companies are required to adopt the new standard for fiscal years beginning after January 1, 2009. The Company adopted this standard on January 1, 2009 which did not have an impact on its financial position, results of operations or cash flows as the Company owns 100% of its subsidiaries and there has been no deconsolidation of a subsidiary after January 1, 2009.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133” (“SFAS 161”), which changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The Company adopted this standard on January 1, 2009 which did not have an impact on its financial position, results of operations or cash flows as there were no derivative instruments or hedging activities after January 1, 2009.

In June 2008, the FASB issued FSP Emerging Issues Task Force (EITF) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” Under the FSP, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. The Company adopted this standard on January 1, 2009 which did not have an impact on its financial position, results of operations or cash flows as the unvested share-based awards do not contain rights to receive nonforfeitable dividends.

In April 2008, FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. FAS 142-3”) was issued which provides for additional considerations to be used in determining useful lives and requires additional disclosure regarding renewals. The Company adopted this standard on January 1, 2009 which did not have a significant impact on its financial position, results of operations or cash flows.

In April 2009, the FASB issued the three new accounting standards which are required to be adopted no later than periods ending after June 15, 2009. The Company is currently evaluating the impact of the following:

  i.)   FASB Staff Position FAS 157-4, “Determining Whether a Market Is Not Active and a Transaction Is Not Distressed”  (“FSP FAS 157-4”) provides guidelines for making fair value measurements more consistent with the principles presented in SFAS 157. FSP FAS 157-4 provides additional authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed, is applicable to all assets and liabilities (i.e. financial and nonfinancial) and will require enhanced disclosures.

  ii.)   FASB Staff Position FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” provides additional guidance to provide greater clarity about the credit and noncredit component of an other-than-temporary impairment event and to improve presentation and disclosure of other than temporary impairments in the financial statements.

  iii.)   FASB Staff Position FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements.

9.	Convertible Debt and Credit Facility

During December 2005, the Company issued $121.0 million of 2.875% senior subordinated convertible notes (“Notes”) due December 15, 2035.

In May 2008, FASB Staff Position (“FSP”) No. APB 14-1, “Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”) was issued which specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the issuer’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The Company adopted FSP APB 14-1 as of January 1, 2009, and the adoption impacted the historical accounting for the Notes, and in accordance with the Statement resulted in the following retrospective changes in long-term debt, debt issuance costs (included in other noncurrent assets), deferred tax liability, additional paid in capital and retained earnings:

(in Thousands)	Net Increase (Decrease)
	Long -Term Debt	Debt Issuance Costs	Deferred Tax Liability	Additional Paid In Capital	Retained Earnings
Allocation of long term debt proceeds and issuance costs to equity component on issuance date	$(29,261)	$(1,018)	$11,015	$17,228	$-
Cumulative retrospective impact from amortization of discount on liability component and debt issuance costs	7,009	385	(2,584)	-	(4,040)
Cumulative retrospective impact at January 1, 2008	(22,252)	(633)	8,431	17,228	(4,040)
Retrospective impact from amortization of discount on liablity component and debt issuance costs during the year	3,883	163	(1,450)	-	(2,270)
Cumulative retrospective impact at December 31, 2008	$(18,369)	$(470)	$6,981	$17,228	$(6,310)

The adoption of FSP APB 14-1 also resulted in increased interest expense of approximately $0.9 million and decreased net income by $0.5 million for the three months ended March 31, 2008. The retrospective impact to earnings per share was a decrease of $0.02 for the three months ended March 31, 2008. The Company expects to file a Form 8-K in May 2009 to reflect the adoption of FSP APB 14-1 for the 2008, 2007 and 2006 financial statements. As a result of the adoption of FSP APB 14-1, interest expense for the three months ended March 31, 2009 includes non-cash interest expense from amortization of the discount on the liability component of $1.0 million and amortization of debt issuance costs of $110,000 which reduced net income by $0.7 million and earnings per share by $0.03 for the three months ended March 31, 2009.

As of March 31, 2009 and December 31, 2008, long-term debt and the equity component (recorded in additional paid in capital, net of income tax benefit) associated with FSP APB 14-1 comprised the following (in thousands):

	March 31, 2009	December 31, 2008
Long-term debt
Principal amount	$121,000	$121,000
Unamortized discount	(17,369)	(18,369)
Net carrying amount	$103,631	$102,631

Equity component, net of income tax benefit	$17,228	$17,228

The discount on the liability component of long-term debt is being amortized using the effective interest method based on an annual effective rate of 7.5%, which represented the market interest rate for similar debt without a conversion option on the issuance date, through December 2012, which coincides with the first date that holders of the Notes can exercise their put option as discussed below. The amount of interest expense recognized relating to both the contractual interest coupon and the amortization of the discount on the liability component for the three months ended March 31, 2009 and 2008 was $1.9 million and $1.8 million, respectively.

Interest on the Notes is payable on December 15 and June 15 of each year, commencing on June 15, 2006. The Notes are convertible into 17.1032 shares of Ceradyne’s common stock for each $1,000 principal amount of the Notes (which represents a conversion price of approximately $58.47 per share), subject to adjustment. The Notes are convertible only under certain circumstances, including if the price of the Company’s common stock reaches specified thresholds, if the Notes are called for redemption, if specified corporate transactions or fundamental changes occur, or during the 10 trading days prior to maturity of the Notes. The Company may redeem the Notes at any time after December 20, 2010, for a price equal to 100% of the principal amount plus accrued and unpaid interest, including contingent interest (as described below), if any, up to but excluding the redemption date. As of March 31, 2009, the principal amount of the Notes exceeded the hypothetical if-converted value as the conversion price was higher than the average market price of the Company’s common stock.

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

The Company is obligated to pay contingent interest to the holders of the Notes during any six-month period from June 15 to December 14 and from December 15 to June 14, commencing with the six-month period beginning December 20, 2010 and ending on June 14, 2011, if the average trading price of the note for the five trading day period ending on the third trading day immediately preceding the first day of the relevant contingent interest period equals $1,200 (120% of the principal amount of a note) or more. The amount of contingent interest payable per note for any relevant contingent interest period shall equal 0.25% per annum of the average trading price of a note for the five trading day period ending on the third trading day immediately preceding the first day of the relevant contingent interest period. This contingent interest payment feature represents an embedded derivative. However, based on the de minimus value associated with this feature, no value has been assigned at issuance and at March 31, 2009.

On or prior to the maturity date of the Notes, upon the occurrence of a fundamental change, under certain circumstances, the Company will provide for a make whole amount by increasing, for the time period described herein, the conversion rate by a number of additional shares for any conversion of the Notes in connection with such fundamental change transactions. The amount of additional shares will be determined based on the price paid per share of Ceradyne’s common stock in the transaction constituting a fundamental change and the effective date of such transaction. This make whole premium feature represents an embedded derivative. Since this feature has no measurable impact on the fair value of the Notes and no separate trading market exists for this derivative, the value of the embedded derivative was determined to be de minimus. Accordingly, no value has been assigned at issuance or at March 31, 2009.

The Company utilizes a convertible bond pricing model and a probability weighted valuation model, as applicable, to determine the fair values of the embedded derivatives noted above.

In December 2005, the Company established a new unsecured $10.0 million line of credit. As of March 31, 2009, there were no outstanding amounts on the line of credit. However, the available line of credit at March 31, 2009 has been reduced by outstanding letters of credit in the aggregate amount of $1.8 million. The interest rate on the credit line was 1.1% as of March 31, 2009, which is based on the LIBOR rate for a period of one month, plus a margin of 0.6 percent.

Pursuant to the bank line of credit, the Company is subject to certain covenants, which include, among other things, the maintenance of specified minimum amounts of tangible net worth and quick assets to current liabilities ratio. At March 31, 2009, the Company was in compliance with these covenants.

10.	Disclosure About Segments of an Enterprise and Related Information

The Company serves its markets and manages its business through six operating segments, each of which has its own manufacturing facilities and administrative and selling functions. The financial information for all segments is presented below (in thousands):

	Three Months Ended March 31,
	2009	2008
Revenue from External Customers
Advanced Ceramic Operations (ACO)	$56,250	$129,987
ESK Ceramics	23,586	39,276
Semicon Associates	2,076	2,269
Thermo Materials	16,211	17,303
Ceradyne Canada	313	2,562
Boron	6,049	5,032
Inter-segment elimination	(4,713)	(7,892)
Total	$99,772	$188,537

Depreciation and Amortization
ACO	$2,599	$2,487
ESK Ceramics	3,138	3,051
Semicon Associates	93	89
Thermo Materials	1,348	1,278
Ceradyne Canada	310	243
Boron	1,977	1,655
Total	$9,465	$8,803

Segment Income (Loss) before Provision for Income Taxes
ACO	$4,247	$42,745
ESK Ceramics	(4,389)	2,626
Semicon Associates	234	482
Thermo Materials	3,632	3,086
Ceradyne Canada	(769)	666
Boron	(1,753)	484
Inter-segment elimination	(25)	621
Total	$1,177	$50,710

Segment Assets
ACO	$392,274	$410,481
ESK Ceramics	209,922	240,810
Semicon Associates	6,046	5,913
Thermo Materials	98,064	74,462
Ceradyne Canada	21,139	24,017
Boron	118,261	70,214
Total	$845,706	$825,897

Expenditures for PP&E
ACO	$1,184	$497
ESK Ceramics	1,424	11,454
Semicon Associates	51	84
Thermo Materials	4,793	4,376
Ceradyne Canada	100	2,036
Boron	159	107
Total	$7,711	$18,554

	Three Months Ended March 31,
	2009	2008
Percentage of U.S. net sales from external customers
ACO	55%	65%
ESK Ceramics	2%	2%
Semicon Associates	2%	1%
Thermo Materials	7%	4%
Ceradyne Canada	0%	1%
Boron	2%	2%
Total percentage of U.S. net sales from external customers	68%	75%

Percentage of foreign net sales from external customers
ACO	2%	3%
ESK Ceramics	18%	15%
Semicon Associates	0%	0%
Thermo Materials	8%	5%
Ceradyne Canada	0%	1%
Boron	4%	1%
Total percentage of foreign net sales from external customers	32%	25%

Percentage of total net sales from external customers
ACO	57%	68%
ESK Ceramics	20%	17%
Semicon Associates	2%	1%
Thermo Materials	15%	9%
Ceradyne Canada	0%	2%
Boron	6%	3%
Total percentage of total net sales from external customers	100%	100%

The following is revenue by product line for ACO (in thousands):

	Three Months Ended March 31,
	2009	2008
Armor	$49,815	$115,572
Automotive	1,971	4,022
Orthodontics	2,482	2,733
Industrial	1,982	7,660
	$56,250	$129,987

11.	Pension and Other Post-retirement Benefit Plans

The Company provides pension benefits to its employees in Germany. These pension benefits are rendered for the time after the retirement of the employees by payments into legally independent pension and relief facilities. They are generally based on length of service, wage level and position in the company. The direct and indirect obligations comprise obligations for pensions that are already paid currently and expectations for those pensions payable in the future. The Company has four separate plans in Germany: a) Pensionskasse - Old; b) Pensionskasse - New; c) Additional Compensation Plan; and d) Deferred Compensation Plan. For financial accounting purposes, the Additional and Deferred Compensation Plans are accounted for as single-employer defined benefit plans, Pensionskasse - Old is a multiemployer defined benefit plan and the Pensionskasse - New is a defined contribution plan. The Company also provides pension benefits to its employees of Ceradyne Boron Products located in Quapaw, Oklahoma. There are two defined benefit retirement plans, one for eligible salaried employees and one for hourly employees. The benefits for the salaried employee plan are based on years of credited service and compensation. The benefits for the hourly employee plan are based on stated amounts per year of service.

Components of net periodic benefit costs under these plans were as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Service cost	$169	$144
Interest cost	290	275
Expected return on plan assets	(124)	(200)
Amortization of unrecognized loss	67	-
Net periodic benefit cost	$402	$219

12.	Financial Instruments

The Company occasionally enters into foreign exchange forward contracts to reduce earnings and cash flow volatility associated with foreign exchange rate changes to allow management to focus its attention on its core business operations. Accordingly, the Company enters into contracts which change in value as foreign exchange rates change to economically offset the effect of changes in value of foreign currency assets and liabilities, commitments and anticipated foreign currency denominated sales and operating expenses. The Company enters into foreign exchange forward contracts in amounts between minimum and maximum anticipated foreign exchange exposures, generally for periods not to exceed one year. These derivative instruments are not designated as accounting hedges. There were no derivative financial instruments as of March 31, 2009.

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

The Company has adopted FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”, and it is the Company's policy to classify accrued interest and penalties as part of the accrued FIN 48 liability and record the expense in the provision for income taxes.

Components of the required reserve at March 31, 2009 and December 31, 2008 are as follows (in thousands):

	March 31, 2009	December 31, 2008
Federal, state and foreign unrecognized tax benefits (“UTBs”)	$7,482	$7,227
Interest	2,085	1,903
Federal/State Benefit of Interest	(649)	(580)
Total reserve for UTBs	$8,918	$8,550

It is anticipated that any change in the above UTBs will impact the effective tax rate. For UTBs that exist at March 31, 2009, the Company anticipates there will be a reduction of approximately $3.2 million in the next twelve months. At March 31, 2009, the 2003 through 2008 years are open and subject to potential examination in one or more jurisdictions. The Company is currently under federal income tax examinations for the 2005 through 2007 tax years and under state income tax examinations for the tax years 2003 through 2005.

Income taxes are determined using an annual effective tax rate, which generally differs from the United States federal statutory rate, primarily because of state taxes and research and development tax credits. The Company recognizes deferred tax assets and liabilities for temporary differences between the financial and tax reporting of the Company's assets and liabilities, along with net operating loss and credit carry forwards.

14.	Commitments and Contingencies

The Company leases certain of its manufacturing facilities under noncancelable operating leases expiring at various dates through June 2013. The Company incurred rental expense under these leases of $0.8 million and $0.7 million for the three months ended March 31, 2009 and 2008, respectively. The approximate minimum rental commitments required under existing noncancelable leases as of March 31, 2009 are as follows (in thousands):

2009	$2,343
2010	2,822
2011	966
2012	442
2013	151
Thereafter	8
$6,732

In August, September and December 2006, shareholder derivative lawsuits were filed in the California Superior Court for Orange County, purportedly on behalf of Ceradyne against various current and former officers and directors of the Company relating to alleged backdating of stock options. Each state court complaint alleged claims for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, accounting, rescission, constructive trust, and violations of California Corporations Code. All state court actions have been consolidated into one case, designated, In re Ceradyne, Inc. Derivative Litigation, Orange County Superior Court, Case No. 06−CC−00156.

In September and December 2006, shareholder derivative lawsuits were filed in the United States District Court for the Central District of California, purportedly on behalf of Ceradyne against various current and former officers and directors of the Company relating to alleged backdating of stock options. All federal court actions have been consolidated into one case, designated, In re Ceradyne, Inc. Derivative Litigation, Master File No. SA CV 06−919 JVS. The consolidated federal action alleges, pursuant to a first amended consolidated complaint filed on September 17, 2007,  claims for violations of Section 10(b) of the Securities Exchange Act and Rule 10b-5 thereunder, violations of Section 14(a) of the Securities Exchange Act, violations of Section 20(a) of the Securities Exchange Act, insider selling under the California Corporations Code, as well as common law claims for accounting, breach of fiduciary duty, aiding and abetting breaches of fiduciary duty, unjust enrichment, rescission and waste.

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

In summary, there are currently two shareholder derivative actions pending which contain substantially similar allegations.  The cases filed in the Orange County Superior Court have been consolidated into one case, designated, In re Ceradyne, Inc. Derivative Litigation, Orange County Superior Court, Case No. 06−CC−00156. The cases filed in the United States District Court for the Central District of California have all been consolidated into one case, designated, In re Ceradyne, Inc. Derivative Litigation, Master File No. SA CV 06−919 JVS.

On September 26, 2008, all of the parties to the two derivative actions entered into a memorandum of understanding agreeing in principle to a proposed global settlement of these derivative actions. On November 28, 2008, the parties filed a stipulation of settlement with the federal court. The proposed settlement calls for the Company to adopt certain corporate governance reforms and payment by the Company’s insurance carriers of $1.125 million in attorney’s fees to the plaintiffs’ attorneys, without any payment by Ceradyne or the other defendants, and for dismissal of the actions with prejudice. The Company and the individual defendants have denied and continue to deny any and all allegations of wrongdoing in connection with this matter, but believe that given the uncertainties and cost associated with litigation, the settlement is in the best interests of the Company, its stockholders, and the individual defendants. On January 9, 2009, the federal court granted preliminary approval of the settlement and set a final approval hearing of May 18, 2009.

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

Comprehensive income was (in thousands):

	Three Months Ended March 31,
	2009	2008
Net income	$708	$32,351
Foreign currency translation	(8,569)	17,072
Unrealized loss on investments	(808)	(1,443)
Comprehensive income	$(8,669)	$47,980

Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Preliminary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains statements which may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934. One generally can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “may,” “will,” “expects,” “intends,” “estimates,” “anticipates,” “plans,” “seeks,” or “continues,” or the negative thereof, or variations thereon, or similar terminology. Forward-looking statements regarding future events and the future performance of the Company involve risks and uncertainties that could cause actual results to differ materially. Reference is made to the risks and uncertainties which are described in this report in Note 14 “Commitments and Contingencies” of the Notes to Consolidated Financial Statements, in this Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in Part II, Item 1A under the caption “Risk Factors.” Reference is also made to the risks and uncertainties described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as filed with the Securities and Exchange Commission, in Item 1A under the caption “Risk Factors,” and in Item 7 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

The tables below show, for each of our six segments, revenues and income before provision for income taxes in the periods indicated.

Segment revenues (in millions):
	Three Months Ended March 31,
	2009	2008
Advanced Ceramic Operations	$56.3	$130.0
ESK Ceramics	23.6	39.3
Semicon Associates	2.1	2.3
Thermo Materials	16.2	17.3
Ceradyne Canada	0.3	2.6
Boron	6.0	5.0
Inter-segment elimination	(4.7)	(8.0)
Total revenue from external customers	$99.8	$188.5

Segment income before provision for taxes (in millions):
Advanced Ceramic Operations	$4.3	$42.7
ESK Ceramics	(4.4)	2.6
Semicon Associates	0.2	0.5
Thermo Materials	3.6	3.1
Ceradyne Canada	(0.8)	0.7
Boron	(1.7)	0.5
Inter-segment elimination	-	0.6
Total segment income before provision for taxes	$1.2	$50.7

We categorize our products into four market applications. The table below shows the percentage contribution to our total sales to external customers of each market application in the different time periods.

Defense	52.3%	62.7%
Industrial	39.1	30.1
Automotive/Diesel	5.5	5.4
Commercial	3.1	1.8
Total	100.0%	100.0%

The principal factor contributing to our growth in sales from 2002 through 2007 was increased demand by the U.S. military for ceramic body armor that protects soldiers, which was driven primarily by military conflicts such as those in Iraq and Afghanistan. Our sales also increased from 2004 through 2007 because of our acquisition of ESK Ceramics in August 2004, our acquisition of Minco, Inc. in July 2007, our acquisition of EaglePicher Boron, LLC in August 2007, which we renamed Boron Products, LLC, and the recent expansion of our operations into China. Our sales declined in 2008 and in the first quarter of 2009 primarily because of a reduction in shipments of body armor.

Our sales of body armor, as well as other armor components for defense applications, declined by $65.9 million for the three months ended March 31, 2009 compared to the same period of 2008. We expect that body armor sales for the year ended 2009 will decline compared to the full year of 2008.

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

In the fourth quarter of 2008, we completed our final deliveries of the current generation of ESAPI (enhanced small arms protective inserts) body armor for the U.S. Army under the $747.5 million adjusted value Indefinite Delivery/Indefinite Quantity (ID/IQ) contract awarded to us in August 2004.

In October 2008, we were awarded an ID/IQ contract by the U.S. Army for the next ballistic threat generation of ceramic body armor plates, called XSAPI, as well as for the current generation ESAPI plates. The total amount of this contract is $2.37 billion and covers a period of approximately five years. The U.S. Army can order one or both types of plates over the five year life of the contract. However, we anticipate that the government will order either XSAPI or ESAPI, but not both. Therefore, the total amount of this ID/IQ award likely will not exceed $1.1 billion over the life of the contract. Two of our competitors were awarded similar ID/IQ contracts. We expect that government orders under these contracts will be split among the three successful bidders, so the potential orders we may receive under our contract will likely be less than the $1.1 billion possible total amount. At the same time this ID/IQ contract was awarded to us, we also received an initial delivery order for “first article testing” for both XSAPI and ESAPI armor plates valued at approximately $0.9 million. We have shipped all “first article testing” plates and they have been successfully tested by the government. In October 2008, we also received a production delivery order under this ID/IQ contract for $72.2 million, but this order was subsequently withdrawn by the U.S. Army when a competitor protested the award. The protest was recently resolved and on March 31, 2009, we received a revised first production delivery order under this ID/IQ contract for $76.8 million for XSAPI ceramic body armor plates to be delivered from April 2009 to December 2009, with early delivery allowed.

With the recent growth of military operations in Afghanistan, the U.S. military has shown more interest in procuring body armor that weighs less than the current XSAPI body armor plates while being able to defeat similar ballistic threats. We are developing products designed to meet the lighter weight objectives, but there is no assurance that we will be successful.

Based on our current backlog and anticipated orders for ceramic body armor and the level of sales to date in 2009, we expect our shipments of ceramic body armor to be lower in fiscal year 2009 than in 2008. Moreover, government contracts typically may be cancelled by the government at any time without penalty. For the next several quarters, and perhaps longer, demand for ceramic body armor is likely to be the most significant factor affecting our sales.

Although we believe that demand for ceramic body armor will continue for many years, the quantity and timing of government orders depends on a number of factors outside of our control, such as the amount of U.S. defense budget appropriations, positions and strategies of the current U.S. government, the level of international conflicts and the deployment of armed forces. Moreover, ceramic armor contracts generally are awarded in an open competitive bidding process. Therefore, our future level of sales of ceramic body armor will depend on our ability to successfully compete for and retain this business.

Our ESK Ceramics subsidiary produces boron carbide powder, which serves as a starter ceramic powder in the manufacture of our lightweight ceramic body armor. The lower demand for body armor has negatively impacted inter-segment sales of boron carbide powder by our ESK Ceramics subsidiary to our Advanced Ceramic Operations division in the first three months of 2009 and we expect that this trend will continue for the remainder of this year.

Our order backlog was $177.2 million as of March 31, 2009 and $262.7 million as of March 31, 2008. Orders for ceramic body armor represented approximately $94.9 million, or 53.5%, of the total backlog as of March 31, 2009 and $171.4 million, or 65.2%, of the total backlog as of March 31, 2008. We expect that substantially all of our order backlog as of March 31, 2009 will be shipped during 2009. Our order backlog at March 31, 2009 includes the $76.8 million delivery order mentioned above, which was received on March 31 2009.

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

Had this estimated Stock-Based Charge been reflected, as and when incurred, in the Company’s results of operations for prior years, the impact on net income for Ceradyne’s fiscal years ended December 31 would have been a reduction of $21,000 in 1997, a reduction of $45,000 in 1998, a reduction of $47,000 in 1999, a reduction of $104,000 in 2000, a reduction of $269,000 in 2001, a reduction of $74,000 in 2002, a reduction of $347,000 in 2003, a reduction of $0.6 million in 2004, and a reduction of $324,000 in 2005. As of March 31, 2009, the total remaining incremental stock-based compensation charge related to these stock option grants that are expected to vest in future periods with a revised accounting measurement date is immaterial. There was no impact on revenue or net cash provided by operating activities as a result of the estimated compensation charge.

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

Change in Accounting for Convertible Debt

In May 2008, FASB Staff Position (“FSP”) No. APB 14-1, “Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”) was issued which specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the issuer’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The Company adopted FSP APB 14-1 as of January 1, 2009, and the adoption impacted the historical accounting for the Notes, and in accordance with the Statement resulted in the following retrospective changes in long-term debt, debt issuance costs (included in other noncurrent assets), deferred tax liability, additional paid in capital and retained earnings:

(in Thousands)	Net Increase (Decrease)
	Long-Term Debt	Debt Issuance Costs	Deferred Tax Liability	Additional Paid In Capital	Retained Earnings
Allocation of long term debt proceeds and issuance costs to equity component on issuance date	$(29,261)	$(1,018)	$11,015	$17,228	$-
Cumulative retrospective impact from amortization of discount on liability component and debt issuance costs	7,009	385	(2,584)	-	(4,040)
Cumulative retrospective impact at January 1, 2008	(22,252)	(633)	8,431	17,228	(4,040)
Retrospective impact from amortization of discount on liablity component and debt issuance costs during the year	3,883	163	(1,450)	-	(2,270)
Cumulative retrospective impact at December 31, 2008	$(18,369)	$(470)	$6,981	$17,228	$(6,310)

The adoption of FSP APB 14-1 also resulted in increased interest expense of approximately $0.9 million and decreased net income by $0.5 million for the three months ended March 31, 2008. The retrospective impact to earnings per share was a decrease of $0.02 for the three months ended March 31, 2008. The Company expects to file a Form 8-K in May 2009 to reflect the adoption of FSP APB 14-1 for the 2008, 2007 and 2006 financial statements. As a result of the adoption of FSP APB 14-1, interest expense for the three months ended March 31, 2009 includes non-cash interest expense from amortization of the discount on the liability component of $1.0 million and amortization of debt issuance costs of $110,000 which reduced net income by $0.7 million and earnings per share by $0.03 for the three months ended March 31, 2009.

Results of Operations for the Three Months Ended March 31, 2009 and 2008

Net Sales. Our net sales for the three months ended March 31, 2009 were $99.8 million, a decrease of $88.7 million, or 47.1%, from $188.5 million of net sales in the corresponding quarter of the prior year. The primary reasons for the decline in sales was reduced demand for body armor as well as other armor components for defense contractors and the decline in industrial demand for our products manufactured and sold by our subsidiary, ESK Ceramics.

Net sales for our Advanced Ceramic Operations division for the three months ended March 31, 2009 were $56.3 million, a decrease of $73.7 million, or 56.7%, from $130.0 million of net sales in the corresponding quarter of the prior year. The primary reason for the decrease was a decline in shipments of ceramic body armor as well as other armor components for defense contractors. The primary reason for the decline in shipments was the delay in receiving the first production delivery order of XSAPI from the U.S. Army. We received the delivery order on March 31, 2009 and began to make shipments associated with it during April 2009. Net sales of ceramic body armor in the first quarter of 2009 were $46.3 million, a decrease of  $64.2 million, or 58.1%, from $110.5 million in the first quarter of 2008.

Net sales for our automotive/diesel component product line for the three months ended March 31, 2009 were $2.0 million, a decrease of $2.0 million, or 50.9%, from $4.0 million in the corresponding quarter of the prior year. The primary reason for this decrease was that our heavy duty diesel truck business has been negatively affected by trucking companies’ inability to secure financing to purchase new trucks and the decline in the transportation industry as a result of the severe economic contraction during the last quarter of 2008 and the first quarter of 2009. Net sales of our orthodontic brackets product line for the three months ended March 31, 2009 were $2.5 million, a decrease of $251,000, or 9.2%, from $2.7 million in the corresponding quarter of the prior year. The decrease was due to lower demand for Clarity® orthodontic brackets which we believe was caused by a weakened economy.

Our ESK Ceramics subsidiary had net sales for the three months ended March 31, 2009 of $23.6 million, a decrease of $15.7 million, or 39.9%, from $39.3 million in the corresponding quarter of the prior year. Approximately $3.4 million of the decrease in net sales is attributable to the lower value of the Euro versus the U.S. dollar during the three months ended March 31, 2009, as sales denominated in Euros are translated into U.S. dollars for financial reporting purposes. Sales of industrial products for the three months ended March 31, 2009 were $15.2 million, a decrease of $9.7 million, or 38.9%, from $24.8 million in the corresponding quarter of the prior year. On a constant currency basis, sales of industrial products for the quarter ended March 2009 decreased by $2.2 million. This decrease was the result of lower demand, primarily the result of a severe economic contraction in the first quarter of 2009, for fluid handling parts, industrial wear parts and metallurgy parts. Sales of defense products for the three months ended March 31, 2009 were $4.3 million, a decrease of $3.3 million, or 43.5%, from $7.6 million in the corresponding quarter of the prior year. On a constant currency basis, sales of defense products decreased by $0.5 million for the quarter ended March 31, 2009. Included in sales of defense products for the three months ended March 31, 2009 were inter-segment sales of  $3.8 million compared to $6.3 million in the prior year. The decrease of $2.5 million in inter-segment sales was due to a reduction in demand for boron carbide powder used in body armor plates manufactured by our Advanced Ceramic Operations division. Sales of automotive/diesel products for the three months ended March 31, 2009 were $3.5 million, a decrease of $2.6 million, or 41.9%, from $6.1 million in the corresponding quarter of the prior year. On a constant currency basis, sales of automotive/diesel products decreased by $0.6 million for the quarter ended March 31, 2009. Decreased demand caused by the recent economic contraction resulted in a reduction in sales of automobiles by automotive original equipment manufacturers which accounted for the decreased sales. Sales of commercial products, consisting of boron nitride for the cosmetics industry for the three months ended March 31, 2009 were $0.6 million, a decrease of $135,000, or 19.4%, from $0.7 million in the corresponding prior year period. The decrease was the result of lower value of the Euro versus the U.S. dollar during the three months ended March 31, 2009.

Our Semicon Associates division had net sales for the three months ended March 31, 2009 of $2.1 million, a decrease of $193,000, or 8.5%, from $2.3 million in the corresponding quarter of the prior year. The decrease in sales reflects lower shipments of microwave cathodes due to the recent economic contraction.

Our Thermo Materials division had net sales for the three months ended March 31, 2009 of $16.2 million, a decrease of $1.1 million, or 6.3%, from $17.3 million in the corresponding quarter of the prior year. The decrease was due to reduced demand for industrial products, consisting of castables and refractory products, and for our products for the precision investment casting industry. Shipments of these products decreased by $2.9 million in the first quarter of 2009. This decrease was offset by higher sales of crucibles to the solar energy market due to continued penetration of our products into the growing solar energy market. Shipments of crucibles used in the manufacture of photovoltaic cells increased to $8.9 million, an increase of $1.5 million, or 20.6%, from $7.4 million in the corresponding prior year period. Of this increased amount, $1.3 million in sales came from shipments from our new manufacturing facility in Tianjin, China. Sales to the defense industry for the three months ended March 31, 2009 were $1.9 million, an increase of $316,000, or 20.1%, from $1.6 million when compared to the corresponding prior year period.

Our Ceradyne Canada subsidiary had net sales for the three months ended March 31, 2009 of $313,000, a decrease of $2.2 million, or 87.8%, from $2.6 million in the corresponding quarter of the prior year, reflecting reduced demand for our Boral® product line and metal matrix composite products.

Our Boron business segment comprises SemEquip, Inc., which we acquired on August 11, 2008, and Ceradyne Boron Products, which we acquired on August 31, 2007. Total net sales for this segment were $6.0 million, an increase of $1.0 million, or 20.2%, from $5.0 million in the corresponding quarter of the prior year. The increase in sales resulted from $2.1 million of increased shipments to the nuclear power industry in the first quarter of 2009 compared to the corresponding quarter of the prior year. This increase was offset by lower shipments to the semiconductor industry of $0.7 million and $0.6 million of industrial chemical sales. SemEquip, Inc., which was not included in our results of the first quarter of 2008, contributed $196,000 of sales. The sales contribution from SemEquip is not expected to be significant in 2009.

Gross Profit. Our gross profit for the three months ended March 31, 2009 was $22.9 million, a decrease of $48.6 million, or 68.0%, from $71.5 million in the corresponding prior year quarter. As a percentage of net sales, gross profit was 23.0% for the three months ended March 31, 2009 compared to 37.9% for the corresponding prior year quarter. The decrease in gross profit was the result of lower body armor shipments, lower production volumes of industrial products caused by reduced demand brought on by the recent sharp economic contraction resulting in an increase of unabsorbed manufacturing overhead expenses, and sales mix.

Our Advanced Ceramic Operations division posted gross profit for the three months ended March 31, 2009 of $13.2 million, a decrease of $38.2 million, or 74.2%, from $51.4 million in the corresponding prior year quarter. As a percentage of net sales, gross profit was 23.5% for the three months ended March 31, 2009, compared to 39.6% for the corresponding prior year quarter. The primary reasons for the decrease in gross profit were lower volumes of production of body armor products resulting in an increase of unabsorbed body armor manufacturing overhead expenses, and sales mix caused by shipments of lower gross margin SAPI body armor products compared to the corresponding prior period. Additionally, contributing to the decrease in gross profit for the three months ended March 31, 2009 were severance expenses of $390,000 due to the reduction in work force during February and March 2009.

Our ESK Ceramics subsidiary had gross profit for the three months ended March 31, 2009 of $3.2 million, a decrease of $7.3 million, or 69.8%, from $10.5 million in the corresponding prior year quarter. As a percentage of net sales, gross profit was 13.5% for the three months ended March 31, 2009, compared to 26.8% for the three months ended March 31, 2008. The decrease in gross profit as a percentage of net sales for the three months ended March 31, 2009 was the result of an unfavorable sales mix due to lower sales of ceramic powder for armor applications and an increase in unabsorbed manufacturing overhead expenses caused by lower production volumes and reduced demand for our products as a result of the recent economic contraction. Additionally, contributing to the decrease in gross profit for the three months ended March 31, 2009 were severance expenses of $197,000 due to the reduction in work force during the quarter ended March 31, 2009.

Our Semicon Associates division had gross profit for the three months ended March 31, 2009 of $0.6 million, a decrease of $241,000, or 30.4%, from $0.8 million in the corresponding quarter of the prior year. As a percentage of net sales, gross profit was 26.6% for the three months ended March 31, 2009, compared to 34.9% for the corresponding prior year period.  Decreased sales of higher margin parts from our microwave cathode product line, when compared to the corresponding prior year period, and an increase in scrap expenses contributed to the decrease in gross profit and gross profit as a percentage of net sales for the for the three months ended March 31, 2009.

Our Thermo Materials division had gross profit for the three months ended March 31, 2009 of $5.8 million, an increase of $101,000 or 1.8%, from $5.7 million in the corresponding prior year quarter. As a percentage of net sales, gross profit was 36.0% for the three months ended March 31, 2009 compared to 33.1% for the corresponding prior year quarter. The increase in gross profit as a percentage of sales for the three months ended March 31, 2009 was primarily due to sales mix and improved yields in the production of crucibles.

Our Ceradyne Canada subsidiary had negative gross profit for the three months ended March 31, 2009 of $428,000, a decrease of $1.5 million, from $1.1 million in the corresponding quarter of the prior year, reflecting the decline in sales and production of our Boral® and other metal matrix composite product lines. The resulting lower production volumes during the first quarter caused an increase in unabsorbed manufacturing overhead expenses compared to the corresponding prior year quarter.

Our Boron business segment comprises SemEquip, Inc., which we acquired on August 11, 2008, and Ceradyne Boron Products, which we acquired on August 31, 2007. This segment had gross profit for the three months ended March 31, 2009 of $0.6 million, a decrease of $1.2 million, or 69.5%, from $1.8 million in the corresponding quarter of the prior year. As a percentage of net sales, gross profit was 9.2% for the three months ended March 31, 2009, compared to 36.3% for the corresponding prior year period. Of this gross profit, Ceradyne Boron Products was responsible for $1.6 million while SemEquip recorded a gross loss of $1.0 million. The primary reason for the decrease in gross profit of this segment was a poorer sales mix of products sold by Ceradyne Boron Products due to the reduction in higher gross margin products to the semiconductor industry which is experiencing an industry wide economic slowdown, compared to the corresponding prior year quarter and the negative gross margin of $1.0 million from SemEquip. The SemEquip loss was caused by low sales volume resulting in unabsorbed fixed manufacturing overhead. SemEquip’s financial results were not included in our financial results for the first quarter of 2008 as they were only included in our consolidated results financial results commencing August 2008. Ceradyne Boron Products incurred $82,000 in severance expenses in the three months ended March 31, 2009 which also caused a reduction in gross profit and gross profit as a percentage of sales.

Selling Expenses. Our selling expenses for the three months ended March 31, 2009 were $7.0 million, a decrease of $0.9 million, or 10.3%, from $7.9 million in the corresponding prior year quarter. Selling expenses, as a percentage of net sales, increased from 4.2% for the three months ended March 31, 2008 to 7.1% of net sales for the three months ended March 31, 2009. The primary reasons for the increase in sales expense as a percentage of sales were the large reduction in sales during the three months ended March 31, 2009 when compared to the prior year quarter. Selling expenses were reduced due to layoffs of personnel and reduced travel and entertainment.

General and Administrative Expenses. Our general and administrative expenses for the three months ended March 31, 2009 were $9.8 million, a decrease of $2.0 million, or 17.5%, from $11.8 million in the corresponding prior year quarter. General and administrative expenses, as a percentage of net sales, increased from 6.3% for the three months ended March 31, 2008 to 9.8% for the three months ended March 31, 2009. The primary reason for the decrease was a reduction in work force and related reduction in salaries and benefits, and a reduction in bonuses due to lower pre-tax income during the first quarter of 2009 when compared to the prior year quarter.

Research and Development Expenses. Our research and development expenses for the three months ended March 31, 2009 were $3.5 million, an increase of $465,000, or 15.5%, from $3.0 million in the corresponding prior year quarter. Research and development expenses, as a percentage of net sales, increased from 1.6% of net sales for the three months ended March 31, 2008 to 3.5% of net sales for the three months ended March 31, 2009. The primary reason for the increase of research and development expenses for the three months ended March 31, 2009 compared to the corresponding prior periods was the increase in armor research and development expenses at our Advanced Ceramics Operation due to further testing and development of our XSAPI products.

Other Income (Expense). Our net other income (expense) for the three months ended March 31, 2009 was $1.5 million of expense, a decrease of $3.3 million, from $1.9 million of income in the corresponding prior year quarter. The primary reasons for the decrease was a reduction in interest income of $2.0 million due to lower interest rates earned on investments and a reduction in gains on foreign currency from $1.3 million in the corresponding prior year quarter compared to a $16,000 loss this quarter.

Income before Provision for Income Taxes. Our income before provision for income taxes for the three months ended March 31, 2009 was $1.2 million, a decrease of $49.5 million, or 97.7%, from $50.7 million in the corresponding prior year quarter.

Our Advanced Ceramic Operations division’s income before provision for income taxes for the three months ended March 31, 2009 was $4.2 million, a decrease of $38.5 million, or 90.1%, from $42.7 million in the corresponding prior year quarter.  The decrease in income before provision for income taxes for both the three months ended March 31, 2009 was due to lower sales of body armor and an increase in unabsorbed manufacturing overhead expenses due to under utilized capacity.

Our ESK Ceramics subsidiary incurred a loss before provision for income taxes for the three months ended March 31, 2009 of $4.4 million, a decrease of $7.0 million, from $2.6 million of income before provision for income taxes in the corresponding prior year quarter. The decrease in income before provision for income taxes was due sharply lower sales volume, an increase in unabsorbed manufacturing overhead expenses due to under utilized capacity and a weaker sales mix.

Our Semicon Associates division’s income before provision for income taxes for the three months ended March 31, 2009 was $234,000, a decrease of $248,000, or 51.5%, from $482,000 in the corresponding prior year quarter. The decrease in income before provision for income taxes for the for the three months ended March 31, 2009 was primarily caused by an unfavorable sales mix caused by lower sales of microwave cathode products, which have higher gross margins, and increased lower production yields compared to the corresponding prior year period.

Our Thermo Materials division’s income before provision for income taxes for the three months ended March 31, 2009 was $3.6 million, an increase of $0.5 million, or 17.7%, from $3.1 million in the corresponding prior year quarter. The increase in income before provision for income taxes in was due to sales mix, improved yields in the production of crucibles, while offset by reduced sales of other industrial products when compared to the corresponding prior year period.

Our Ceradyne Canada subsidiary incurred a loss before provision for income taxes for the three months ended March 31, 2009 of $0.8 million, a decrease of $1.4 million, from $0.7 million of income before provision for income taxes in the corresponding prior year quarter. The decrease in income before provision for income taxes in the three months ended March 31, 2009 was due to decreased shipments of our Boral® product line.

Our Boron business segment comprises SemEquip, Inc., which we acquired on August 11, 2008, and Ceradyne Boron Products, which we acquired on August 31, 2007. The loss before provision for income taxes for this segment for the three months ended March 31, 2009 was $1.8 million, a decrease of $2.2 million from $484,000 of income before provision for income taxes for the three months ended March 31, 2008. The primary reasons for the loss was the loss before provision for income taxes from SemEquip of $2.1 million and an unfavorable sales mix at our Ceradyne Boron Products subsidiary caused by a reduction of sales of gas products to the semiconductor industry which is experiencing an industry wide slowdown in business activity and lower sales resulting in unabsorbed fixed manufacturing overhead expenses.

Income Taxes. Our provision for income taxes for the three months ended March 31, 2009 was $469,000, a decrease of $17.9 million, or 97.4%, from $18.4 million in the corresponding prior year period. The effective income tax rate for the three months ended March 31, 2009 was 39.8% compared to 36.2% in the corresponding prior year period. The higher effective tax rate in the current period primarily resulted from the accrual of interest on our liability for tax uncertainties which represented a relatively larger proportion of income before income taxes compared to the prior year period.

Liquidity and Capital Resources

We generally have met our operating and capital requirements with cash flow from operating activities, borrowings under our credit facility, and proceeds from the sale of shares of our common stock.

Our net cash position decreased by $14.1 million during the three months ended March 31, 2009 compared to a $30.7 million increase during the three months ended March 31, 2008. For the three months ended March 31, 2009, cash flow provided by operating activities amounted to $18.6 million compared to $59.4 million during the three months ended March 31, 2008. The primary factors contributing to the decrease in cash flow from operating activities in the three months ended March 31, 2009 were net income of $0.7 million in the current period, compared to $32.3 million in the prior year period, or a net reduction of $31.6 million and there was an increase in income taxes payable of only $1.7 million in the current period, compared to a $16.1 million increase in the prior year period. These decreases in operating cash flow were partially offset by a reduction in accounts receivable of $4.6 million in the current period, compared to an increase of $2.7 million in the prior year period.

Investing activities consumed $30.9 million of cash during the three months ended March 31, 2009. We spent $7.7 million for the purchase of property, plant and equipment and $24.6 million on purchases of marketable securities. These expenditures were partially offset by $1.3 million of proceeds from sales and maturities of marketable securities.

Financing activities during the three months ended March 31, 2009 consumed $0.8 million. During the three months ended March 31, 2009, we purchased and retired 50,000 shares of our common stock at an aggregate cost of $0.8 million under a stock repurchase program authorized by our Board of Directors. To date, we have purchased 1,628,237 at an aggregate cost of $45.5 million since the  repurchase program began in March 2008. We are authorized to use up to an additional $54.5 million to repurchase and retire shares of our common stock under this  $100.0 million repurchase program.

The negative effect of exchange rates on cash and cash equivalents of $0.9 million for the three months ended March 31, 2009 was due to our investments in our German subsidiary, ESK Ceramics, and in our Chinese subsidiary, Ceradyne (Tianjin) Technical Ceramics., Ltd.

During December 2005, we issued $121.0 million principal amount of 2.875% senior subordinated convertible notes due December 15, 2035.

As of March 31, 2009 and December 31, 2008, long-term debt and the equity component (recorded in additional paid in capital, net of income tax benefit) associated with FSP APB 14-1 comprised the following (in thousands):

	March 31, 2009	December 31, 2008
Long-term debt
Principal amount	$121,000	$121,000
Unamortized discount	(17,369)	(18,369)

Net carrying amount	$103,631	$102,631

Equity component, net of income tax benefit	$17,228	$17,228

The discount on the liability component of long-term debt is being amortized using the effective interest method based on an annual effective rate of 7.5%, which represented the market interest rate for similar debt without a conversion option on the issuance date, through December 2012, which coincides with the first date that holders of the Notes can exercise their put option as discussed below. The amount of interest cost recognized relating to both the contractual interest coupon and the amortization of the discount on the liability component for the three months ended March 31, 2009 and 2008 was $1.9 million and $1.8 million, respectively.

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

We are obligated to pay contingent interest to the holders of the notes during any six-month period from June 15 to December 14 and from December 15 to June 14, commencing with the six-month period beginning December 20, 2010 and ending on June 14, 2011, if the average trading price of the note for the five trading day period ending on the third trading day immediately preceding the first day of the relevant contingent interest period equals $1,200 (120% of the principal amount of a note) or more. The amount of contingent interest payable per note for any relevant contingent interest period shall equal 0.25% per annum of the average trading price of a note for the five trading day period ending on the third trading day immediately preceding the first day of the relevant contingent interest period. This contingent interest payment feature represents an embedded derivative. However, based on the de minimus value associated with this feature, no value has been assigned at issuance and at March 31, 2009.

In December 2005, we established a new unsecured $10.0 million line of credit. As of March 31, 2009, there were no outstanding amounts on the line of credit. However, the available line of credit at March 31, 2009 has been reduced by outstanding letters of credit in the aggregate amount of $1.8 million. The interest rate on the credit line is based on the LIBOR rate for a period of one month, plus a margin of 0.625 percent, which equaled 1.1% as of March 31, 2009.

Pursuant to the bank line of credit, we are subject to certain covenants, which include, among other things, the maintenance of specified minimum amounts of tangible net worth and quick assets to current liabilities ratio. At March 31, 2009, we were in compliance with these covenants.

Our cash, cash equivalents, restricted cash and short-term investments totaled $233.3 million at March 31, 2009, compared to $224.1 million at December 31, 2008. At March 31, 2009, we had working capital of $401.4 million, compared to $400.8 million at December 31, 2008. Our cash position includes amounts denominated in foreign currencies. The repatriation of cash balances from our ESK Ceramics subsidiary does not result in additional tax costs while repatriation of cash balances from our China Tianjin subsidiary results in an additional 15% tax. There is no accrual for this tax as we don’t have plans to repatriate any cash balances. We believe that our current cash and cash equivalents on hand and cash available from the sale of short-term investments, cash available from additional borrowings under our revolving line of credit and cash we expect to generate from operations will be sufficient to finance our anticipated capital and operating requirements for at least the next 12 months. With respect to the auction rate securities, or ARS, for which we have recorded temporary reductions, we have the intent and ability to hold the ARS until recovery of fair value, which may be maturity or earlier if called or liquidity is restored in the market. See Note 7 to the Consolidated Financial Statements included in Item 1 of this report for more information.

Our anticipated capital requirements primarily relate to the planned expansion of our manufacturing facilities in China. We also may utilize cash, and, to the extent necessary, borrowings from time to time to acquire other businesses, technologies or product lines that complement our current products, enhance our market coverage, technical capabilities or production capacity, or offer growth opportunities.

Our material contractual obligations and commitments as of March 31, 2009 include a $7.5 million reserve for unrecognized tax benefits. The reserve is classified as long term liabilities on our Consolidated Balance Sheet as of March 31, 2009.

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

Our long term investments at March 31, 2009 included $23.0 million of auction rate securities. To date, the Company has incurred $9.9 million in pre-tax charges against other comprehensive income and pre-tax other than temporary impairment charges of $8.1 million related to auction rate securities. Our investments in auction rate securities represent interests in insurance securitizations supported by pools of residential and commercial mortgages, asset backed securities and other structured credits relating to the credit risk of various bond guarantors. These auction rate securities were intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. During the second half of the year 2007, during 2008 and during the first quarter of 2009, the auctions for these securities failed. As a result of current negative conditions in the global credit markets, auctions for our investment in these securities have recently failed to settle on their respective settlement dates. Consequently, the investments are not currently liquid through the normal auction process and may be liquid if a buyer is found outside the auction process.

Prior to June 30, 2008, we were able to determine the fair value of its investments in auction rate securities using a market approach valuation technique based on Level 2 inputs that did not require significant adjustment. Since June 30, 2008, the market demand for auction rate securities has declined significantly due to the complexity of these instruments, the difficulty of determining the values of some of the underlying assets, declines in the issuer’s credit quality and disruptions in the credit markets. At March 31, 2009, we determined that the market for its investments in auction rate securities and for similar securities was not active since there were few observable or recent transactions for these securities or similar securities. Our investments in auction rate securities were classified within Level 3 of the fair value hierarchy because we determined that significant adjustments using unobservable inputs were required to determine fair value as of March 31, 2009.

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

We determined that the appropriate risk-free discount rate (before risk adjustments) used to discount the contractual cash flows of its auction rate securities ranged from 0.5 to 3.2 percent, based on the term structure of the auction rate security.  Liquidity risk premiums are used to adjust the risk-free discount rate for each auction rate security to reflect uncertainty and observed volatility of the current market environment. This risk of nonperformance has been captured within the probability of default and loss severity assumptions noted above. The risk-adjusted discount rate, which incorporates liquidity risk, appropriately reflects our estimate of the assumptions that market participants would use (including probability weighted inputs noted above) to estimate the selling price of the asset at the measurement date.

In determining whether the decline in value of the ARS investments was other-than-temporary, the Company considered several factors including, but not limited to, the following: (1) the reasons for the decline in value (credit event, interest related or market fluctuations); (2) the Company's ability and intent to hold the investments for a sufficient period of time to allow for recovery of value; (3) whether the decline is substantial; and (4) the historical and anticipated duration of the events causing the decline in value. The evaluation for other-than-temporary impairments is a quantitative and qualitative process, which is subject to various risks and uncertainties. The risks and uncertainties include changes in the credit quality of the securities, changes in liquidity as a result of normal market mechanisms or issuer calls of the securities, and the effects of changes in interest rates.

With respect to the ARS that have had temporary reductions, the Company has the intent and ability to hold the ARS investments until recovery of fair value, which may be maturity or earlier if called, and therefore does not consider these unrealized losses to be other-than-temporary.

We occasionally enter into foreign exchange forward contracts to reduce earnings and cash flow volatility associated with foreign exchange rate changes to allow our management team to focus its attention on its core business operations. Accordingly, we enter into contracts which change in value as foreign exchange rates change to economically offset the effect of changes in value of foreign currency assets and liabilities, commitments and anticipated foreign currency denominated sales and operating expenses. We enter into foreign exchange forward contracts in amounts between minimum and maximum anticipated foreign exchange exposures, generally for periods not to exceed one year. These derivative instruments are not designated as accounting hedges. We did not have any outstanding foreign exchange forward contracts at March 31, 2009.

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

Our debt is comprised of $121.0 million of a convertible note with a fixed coupon rate of 2.875%. The fair value of long-term debt was $96.4 million and is based on quoted market prices at March 31, 2009.

Approximately 31.6% of our revenues for the three months ended March 31, 2009 were derived from operations outside the United States. Overall, we are a net recipient of currencies other than the U.S. dollar and, as such, we benefit from a weaker dollar and are adversely affected by a stronger dollar relative to major currencies worldwide. Accordingly, changes in exchange rates, and in particular a strengthening of the U.S. dollar, may negatively affect net sales, gross profit, and net income from our subsidiary, ESK Ceramics, as expressed in U.S. dollars. This would also negatively impact our consolidated reported results.

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

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2009 (the end of the period covered by this report). Based on this evaluation, our principal executive officer and principal financial officer concluded that our current disclosure controls and procedures (as defined in Rules 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934) are effective.

Changes in Internal Control over Financial Reporting
Our management evaluated our internal control over financial reporting and there have been no changes during the fiscal quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

In August, September and December 2006, shareholder derivative lawsuits were filed in the California Superior Court for Orange County, purportedly on behalf of Ceradyne against various current and former officers and directors of the Company relating to alleged backdating of stock options. Each state court complaint alleged claims for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, accounting, rescission, constructive trust, and violations of California Corporations Code. All state court actions have been consolidated into one case, designated, In re Ceradyne, Inc. Derivative Litigation, Orange County Superior Court, Case No. 06−CC−00156.

In September and December 2006, shareholder derivative lawsuits were filed in the United States District Court for the Central District of California, purportedly on behalf of Ceradyne against various current and former officers and directors of the Company relating to alleged backdating of stock options. All federal court actions have been consolidated into one case, designated, In re Ceradyne, Inc. Derivative Litigation, Master File No. SA CV 06−919 JVS. The consolidated federal action alleges, pursuant to a first amended consolidated complaint filed on September 17, 2007,  claims for violations of Section 10(b) of the Securities Exchange Act and Rule 10b-5 thereunder, violations of Section 14(a) of the Securities Exchange Act, violations of Section 20(a) of the Securities Exchange Act, insider selling under the California Corporations Code, as well as common law claims for accounting, breach of fiduciary duty, aiding and abetting breaches of fiduciary duty, unjust enrichment, rescission and waste.

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

In summary, there are currently two shareholder derivative actions pending which contain substantially similar allegations.  The cases filed in the Orange County Superior Court have been consolidated into one case, designated, In re Ceradyne, Inc. Derivative Litigation, Orange County Superior Court, Case No. 06−CC−00156. The cases filed in the United States District Court for the Central District of California have all been consolidated into one case, designated, In re Ceradyne, Inc. Derivative Litigation, Master File No. SA CV 06−919 JVS.

On September 26, 2008, all of the parties to the two derivative actions entered into a memorandum of understanding agreeing in principle to a proposed global settlement of these derivative actions. On November 28, 2008, the parties filed a stipulation of settlement with the federal court. The proposed settlement calls for the Company to adopt certain corporate governance reforms and payment by the Company’s insurance carriers of $1.125 million in attorney’s fees to the plaintiffs’ attorneys, without any payment by Ceradyne or the other defendants, and for dismissal of the actions with prejudice. The Company and the individual defendants have denied and continue to deny any and all allegations of wrongdoing in connection with this matter, but believe that given the uncertainties and cost associated with litigation, the settlement is in the best interests of the Company, its stockholders, and the individual defendants. On January 9, 2009, the federal court granted preliminary approval of the settlement and set a final approval hearing of May 18, 2009.

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

Item 1A.                      Risk Factors

There have been no significant changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2.                         Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information regarding shares of our common stock that we repurchased during the first quarter ended March 31, 2009.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
Month No. 1 (January 1 to January 31, 2009)	—	—	1,578,237	$55,294,808
Month No. 2 (February 1 to February 28, 2009)	—	—	1,578,237	$55,294,808
Month No. 3 (March 1 to March 31, 2009)	50,000	$16.65	1,628,237	$54,462,330
Total	50,000	$16.65	1,628,237	$54,462,330

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

CERADYNE, INC.

Date: April 28, 2009	By:	/s/ JERROLD J. PELLIZZON
Jerrold J. Pellizzon
Vice President Chief Financial Officer (Principal Financial and Accounting Officer)

Index to Exhibits

Exhibit	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.