Form 10-Q
period 2009-06-30
CERADYNE INC
filed 2009-07-28
CIK 18937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).       Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 22, 2009
Common Stock, $0.01 par value	25,695,897 Shares

Exhibit Index on Page 44

CERADYNE, INC.

INDEX

		PAGE NO.
PART I.	FINANCIAL INFORMATION

Item 1.	Unaudited Consolidated Financial Statements	3

	Consolidated Balance Sheets – June 30, 2009 and December 31, 2008	3

	Consolidated Statements of Income – Three and Six Months Ended June 30, 2009 and 2008	4

	Consolidated Statements of Cash Flows – Six Months Ended June 30, 2009 and 2008	5

	Notes to Consolidated Financial Statements	6-24

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25-38

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	39-40

Item 4.	Controls and Procedures	41

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	41-42

Item 1A.	Risk Factors	42

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	43

Item 3.	Not applicable	43

Item 4.	Submission of Matters to a Vote of Security Holders	44

Item 5.	Not applicable	44

Item 6.	Exhibits	44

SIGNATURE		45

CERADYNE, INC.
FORM 10-Q
FOR THE QUARTER ENDED
June 30, 2009

PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Consolidated Financial Statements

CERADYNE, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)
	June 30, 2009	December 31, 2008
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$137,624	$215,282
Restricted cash	2,702	2,702
Short-term investments	63,679	6,140
Accounts receivable, net of allowances for doubtful accounts of $731
and $686 at June 30, 2009 and December 31, 2008, respectively	68,364	64,631
Other receivables	4,569	5,316
Inventories, net	98,703	101,017
Production tooling, net	13,343	14,563
Prepaid expenses and other	24,802	24,170
Deferred tax asset	14,738	11,967
TOTAL CURRENT ASSETS	428,524	445,788
PROPERTY, PLANT AND EQUIPMENT, net	249,774	251,928
LONG TERM INVESTMENTS	25,383	24,434
INTANGIBLE ASSETS, net	90,844	84,384
GOODWILL	43,638	45,324
OTHER ASSETS	2,333	2,669
TOTAL ASSETS	$840,496	$854,527

CURRENT LIABILITIES
Accounts payable	$32,686	$22,954
Accrued expenses	20,414	21,999
TOTAL CURRENT LIABILITIES	53,100	44,953
LONG-TERM DEBT	83,460	102,631
EMPLOYEE BENEFITS	19,921	19,088
OTHER LONG TERM LIABILITY	47,609	41,816
DEFERRED TAX LIABILITY	6,381	7,045
TOTAL LIABILITIES	210,471	215,533

COMMITMENTS AND CONTINGENCIES (Note 15)
SHAREHOLDERS’ EQUITY
Common stock, $0.01 par value, 100,000,000 authorized, 25,684,310 and 25,830,374 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	257	259
Additional paid-in capital	162,402	163,291
Retained earnings	451,239	461,741
Accumulated other comprehensive income	16,127	13,703
TOTAL SHAREHOLDERS’ EQUITY	630,025	638,994
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$840,496	$854,527

See accompanying condensed notes to Consolidated Financial Statements

CERADYNE, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)
NET SALES	$95,267	$184,975	$195,039	$373,512
COST OF GOODS SOLD	72,203	109,414	148,388	226,422
Gross profit	23,064	75,561	46,651	147,090
OPERATING EXPENSES
Selling	6,978	8,668	13,885	16,523
General and administrative	10,475	11,690	20,197	23,505
Research and development	3,272	3,445	6,650	6,452
Restructuring - plant closure and severance	10,904	-	11,843	-
Goodwill impairment	3,832	-	3,832	-
	35,461	23,803	56,407	46,480
INCOME (LOSS) FROM OPERATIONS	(12,397)	51,758	(9,756)	100,610

OTHER INCOME (EXPENSE):
Interest income	795	1,792	1,523	4,501
Interest expense	(1,864)	(1,900)	(3,949)	(3,914)
Gain on early extinguishment of debt	1,785	-	1,785	-
Loss on auction rate securities	(1,527)	(440)	(1,631)	(587)
Miscellaneous	(494)	10	(497)	1,320
	(1,305)	(538)	(2,769)	1,320

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(13,702)	51,220	(12,525)	101,930
PROVISION (BENEFIT) FOR INCOME TAXES	(2,492)	18,578	(2,023)	36,937
NET INCOME (LOSS)	$(11,210)	$32,642	$(10,502)	$64,993
BASIC INCOME (LOSS) PER SHARE	$(0.44)	$1.24	$(0.41)	$2.43
DILUTED INCOME (LOSS) PER SHARE	$(0.44)	$1.23	$(0.41)	$2.41
WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	25,711	26,285	25,766	26,718
DILUTED	25,711	26,539	25,766	26,984

See accompanying condensed notes to Consolidated Financial Statements

CERADYNE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
	Six Months Ended June 30,
	2009	2008
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(10,502)	$64,993
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Depreciation and amortization	19,359	18,063
Non cash interest expense on convertible debt	1,981	1,896
(Gain) on early extinguishment of debt	(1,785)	-
Payments of accreted interest on repurchased convertible debt	(2,576)	-
Deferred income taxes	(2,457)	(448)
Stock compensation	1,777	1,392
Loss on marketable securities	1,631	587
Goodwill impairment	3,832	-
Loss on equipment disposal	174	29
Change in operating assets and liabilities (net of effect of businesses acquired):
Accounts receivable, net	(3,187)	9,701
Other receivables	758	(2,117)
Inventories, net	4,024	(4,480)
Production tooling, net	1,224	4,252
Prepaid expenses and other assets	(315)	(8,323)
Accounts payable and accrued expenses	8,655	(4,500)
Income taxes payable	(219)	550
Other long term liability	693	477
Employee benefits	670	685
NET CASH PROVIDED BY OPERATING ACTIVITES	23,737	82,757

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(12,331)	(27,608)
Changes in restricted cash	-	(28)
Purchases of marketable securities	(118,505)	-
Proceeds from sales and maturities of marketable securities	61,166	21,191
Cash paid for acquisitions	(9,655)	(3,896)
Proceeds from sale of equipment	72	1
NET CASH USED IN INVESTING ACTIVITIES	(79,253)	(10,340)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock due to exercise of options	9	298
Excess tax benefit due to exercise of stock options	7	280
Shares repurchased	(4,647)	(34,919)
Reduction on long term debt	(17,726)	-

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(22,357)	(34,341)
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	215	1,800
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(77,658)	39,876
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	215,282	155,103
CASH AND CASH EQUIVALENTS, END OF PERIOD	$137,624	$194,979

SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES:
Interest paid	$1,554	$1,742
Income taxes paid	$428	$43,774

See accompanying condensed notes to Consolidated Financial Statements

CERADYNE, INC  .
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(Unaudited)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement have been included. Operating results for the six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. For further information, refer to the Consolidated Financial Statements and Notes to Financial Statements included in Ceradyne’s current report on Form 8-K dated June 12, 2009.

Certain reclassifications have been made to the financial statement for the quarter ended March 31, 2009 to conform to the presentation for the quarter ended June 30, 2009.

2.	Share Based Compensation

See Note 3 below for information concerning an internal investigation into our stock option grant practices for the period of 1997 through June 30, 2006.

Share-based compensation expense recognized under Statement of Financial Accounting Standards No. 123(R) (“SFAS 123(R)”) for the three and six months ended June 30, 2009 was $0.9 million and $1.8 million, respectively, which was related to stock options and restricted stock units. This compared to $0.7 million and $1.4 million for the three and six months ended June 30, 2008, respectively.

Share-based compensation expense is based on the value of the portion of share-based payment awards that is ultimately expected to vest. SFAS 123(R) requires forfeitures to be estimated at the time of grant in order to estimate the amount of share-based awards that will ultimately vest. The forfeiture rate is based on historical rates. Share-based compensation expense recognized in the Company’s Consolidated Statements of Income for the three and six month periods ended June 30, 2009 includes (i) compensation expense for share-based payment awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the pro forma provisions of SFAS 123 and (ii) compensation expense for the share-based payment awards granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). As share-based compensation expense recognized in the Consolidated Statements of Income for the three and six month periods ended June 30, 2009 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures.

The Company maintains the 1994 Stock Incentive Plan and 2003 Stock Incentive Plan.

The Company was authorized to grant options for up to 2,362,500 shares under its 1994 Stock Incentive Plan. The Company has granted options for 2,691,225 shares and has had cancellations of 396,911 shares through June 30, 2009. There are no remaining stock options available to grant under this plan. The options granted under this plan generally became exercisable over a five-year period for incentive stock options and six months for nonqualified stock options and have a maximum term of ten years.

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

The Company may grant options and Units for up to 1,125,000 shares under the 2003 Stock Incentive Plan. The Company has granted options for 475,125 shares and Units for 550,976 shares under this plan through June 30, 2009. There have been cancellations of  86,275 shares associated with this plan through June 30, 2009. The options under this plan have a life of ten years.

During the three and six months ended June 30, 2009 and 2008, the Company issued Units to certain directors, officers and employees with weighted average grant date fair values and Units issued as indicated in the table below. Pursuant to SFAS 123(R), the Company records compensation expense for the amount of the grant date fair value on a straight line basis over the vesting period.

Share-based compensation expense reduced the Company’s results of operations as follows (dollars in thousands, except per share amounts):
	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Share-based compensation expense recognized:
General and administrative, options	$69	$118	$140	$233
General and administrative, restricted stock units	843	644	1,636	1,159
Related deferred income tax benefit	(364)	(277)	(708)	(505)
Decrease in net income	$548	$485	$1,068	$887
Decrease in basic earnings per share	$0.02	$0.02	$0.04	$0.03
Decrease in diluted earnings per share	$0.02	$0.02	$0.04	$0.03

The amounts above include the impact of recognizing compensation expense related to non-qualified stock options.

As of June 30, 2009, there was $0.6 million of total unrecognized compensation cost related to 16,500 non-vested outstanding stock options, with a per share weighted average value of $20.74. The unrecognized expense is anticipated to be recognized on a straight-line basis over a weighted average period of 0.4 years. In addition, the aggregate intrinsic value of stock options exercised was $32,004 and $0.6 million for the six months ended June 30, 2009 and 2008.

As of June 30, 2009, there was approximately $11.3 million of total unrecognized compensation cost related to non-vested Units granted under the 2003 Stock Incentive Plan. That cost is expected to be recognized over a weighted average period of  3.5 years.

The following is a summary of stock option activity:

	Six Months Ended June 30, 2009
	Number of Options	Weighted Average Exercise Price
Outstanding, December 31, 2008	462,900	$12.14
Options granted	-	$-
Options exercised	(1,825)	$4.35
Options cancelled	-	$-
Outstanding, June 30, 2009	461,075	$12.25
Exercisable, June 30, 2009	444,575	$11.93

The following is a summary of Unit activity:

	Six Months Ended June 30, 2009
	Units	Weighted Average Grant Fair Value
Non-vested Units at December 31, 2008	271,264	$45.90
Granted	155,500	$19.96
Forfeited	(10,250)	$55.12
Vested	(53,498)	$44.75
Non-vested Units at June 30, 2009	363,016	$34.70

The following table summarizes information regarding options outstanding and options exercisable at June 30, 2009:

	Outstanding				Exercisable
Range of Exercise Prices	Number of Options	Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (000s)	Number of Options	Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (000s)
$1.44 - $2.81	900	0.22	$1.61	$14	900	0.22	$1.61	$14
$2.98 - $4.58	212,150	2.59	$4.12	$2,872	212,150	2.59	$4.12	$2,872
$10.53 - $16.89	122,025	4.19	$16.89	$94	122,025	4.19	$16.89	$94
$18.80 - $24.07	126,000	5.22	$21.51	$-	109,500	5.19	$21.61	$-
	461,075	3.73	$12.25	$2,980	444,575	3.67	$11.93	$2,980

The following table summarizes information regarding Units outstanding at June 30, 2009:

	Outstanding
Range of Grant Prices	Number of Units	Average Remaining Contractual Life (Years)	Weighted Average Grant Fair Value
$19.78 - $22.68	166,400	4.22	$20.11
$37.41 - $39.43	91,326	3.66	$38.62
$42.28 - $45.70	52,700	3.62	$44.43
$52.47 - $62.07	29,020	2.21	$58.79
$66.35 - $81.18	23,570	2.58	$71.01
	363,016	3.72	$34.70

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

Had this estimated Stock-Based Charge been reflected, as and when incurred, in the Company’s results of operations for prior years, the impact on net income for Ceradyne’s fiscal years ended December 31 would have been a reduction of $21,000 in 1997, a reduction of $45,000 in 1998, a reduction of $47,000 in 1999, a reduction of $104,000 in 2000, a reduction of $269,000 in 2001, a reduction of $74,000 in 2002, a reduction of $347,000 in 2003, a reduction of $0.6 million in 2004, and a reduction of $324,000 in 2005. As of June 30, 2009, the total remaining incremental stock-based compensation charge related to these stock option grants that are expected to vest in future periods with a revised accounting measurement date is immaterial. There was no impact on revenue or net cash provided by operating activities as a result of the estimated compensation charge.

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

Basic net income per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted net income per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding plus the effect of any dilutive stock options and restricted stock units using the treasury stock method and the net share settlement method for the convertible debt. During the three and six months ended June 30, 2009 and 2008, the average trading price of the Company’s stock did not exceed the conversion price of the convertible debt.

The following is a summary of the number of shares entering into the computation of net income per common and potential common shares:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Weighted average number of shares outstanding	25,710,721	26,285,484	25,765,840	26,717,733
Dilutive stock options	-	251,580	-	251,599
Dilutive restricted stock units	-	1,811	-	14,624
Dilutive contingent convertible debt common shares	-	-	-	-
Number of shares used in fully diluted computations	25,710,721	26,538,875	25,765,840	26,983,956

5.	Composition of Certain Financial Statement Captions

The Company holds certain cash balances that are restricted as to use.The restricted cash is used as collateral for the Company’s partially self insured workers compensation policy.

Inventories are valued at the lower of cost (first in, first out) or market. Inventory costs include the cost of material, labor and manufacturing overhead. The following is a summary of the inventory components as of June 30, 2009 and December 31, 2008 (in thousands):

	June 30, 2009	December 31, 2008
Raw materials	$14,751	$18,377
Work-in-process	48,952	45,180
Finished goods	35,000	37,460
	$98,703	$101,017

Property, plant and equipment is recorded at cost and consists of the following (in thousands):

	June 30, 2009	December 31, 2008
Land	$17,174	$17,073
Buildings and improvements	98,019	97,234
Machinery and equipment	213,971	202,963
Leasehold improvements	10,368	8,241
Office equipment	28,006	26,175
Construction in progress	11,954	13,469
	379,492	365,155
Less accumulated depreciation and amortization	(129,718)	(113,227)
	$249,774	$251,928

The components of intangible assets are as follows (in thousands):

	June 30, 2009			December 31, 2008
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Amortizing Intangible Assets
Backlog	$1,290	$1,290	$-	$1,795	$1,795	$-
Developed technology	47,133	4,745	42,388	42,489	3,106	39,383
Tradename	1,110	377	733	1,110	302	808
Customer relationships	51,898	6,232	45,665	46,604	4,465	42,139
Non-compete agreement	500	500	-	500	500	-
Non-amortizing tradename	2,058	-	2,058	2,054	-	2,054
Total	$103,989	$13,145	$90,844	$94,552	$10,168	$84,384

The estimated useful lives for intangible assets are:

Identified Intangible Asset	Estimated Useful Life in Years or Months
Developed technology	10 years – 12.5 years
Tradename	10 years
Customer relationships	10 years – 12.5 years
Backlog	1 month – 3 months
Non-compete agreement	15 months

Amortization of definite-lived intangible assets will be approximately (in thousands): $7,354 in fiscal year 2009, $7,051 in fiscal year 2010, $7,520 in fiscal year 2011, $7,999 in fiscal year 2012 and $8,984 in fiscal year 2013.

The roll forward of the goodwill balance by segment during the six months ended June 30, 2009 is as follows (in thousands):

	ACO	Semicon	Thermo	ESK	Canada	Boron	Total
Balance at December 31, 2008	$2,608	$603	$10,331	$9,699	$3,832	$18,251	$45,324
Acquisition of Diaphorm	2,065	—	—	—	—	—	2,065
Goodwill impairment	—	—	—	—	(3,832)	—	(3,832)
Translation	—	—	—	81	—	—	81
Balance at June 30, 2009	$4,673	$603	$10,331	$9,780	$—	$18,251	$43,638

Acquisition of Assets of Diaphorm Technologies, LLC

On June 1, 2009, the Company acquired substantially all of the business and assets and all technology and intellectual property related to ballistic combat and non-combat helmets of Diaphorm Technologies, LLC (“Diaphorm”), based in Salem, New Hampshire. The purchase price consisted of $9.7 million in cash paid at closing, the assumption of $274,000 of liabilities, plus contingent consideration not to exceed $10 million over the next 5 years based upon performance milestones and revenues achieved during that period from Diaphorm’s existing products and new products developed using Diaphorm technology. The Company accrued contingent purchase consideration of $5.1 million based on probability weighted expected future cash flows. The Company used a portion of its existing cash for the payment made at closing. The Company also incurred transaction and related costs of approximately $301,000 which were expensed during the three months ended June 30, 2009.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141R, “Business Combinations” (“SFAS 141R”) the acquisition has been accounted for under the purchase method of accounting. Under the purchase method of accounting, the assets acquired and liabilities assumed are recorded at the date of acquisition at their respective fair values.

The total purchase price of the Diaphorm acquisition was as follows (in thousands):

Cash consideration paid at closing	$9,654
Accrued contingent purchase consideration	5,100
Total purchase price	$14,754

The above purchase price has been allocated based on the fair values of assets acquired and liabilities assumed.

The purchase price has been allocated as follows (in thousands):

Accounts receivable, net	$466
Inventories	1,602
Other current assets	221
Property, plant and equipment	1,360
Intangible assets	9,314
Goodwill	2,065
Accounts payable and other liabilities	(274)
Net assets acquired	$14,754

The purchase price allocation is preliminary, pending completion of the valuation of acquired intangible assets, inventory and property, plant and equipment. The final valuation may change the allocation of the purchase price, which could affect the fair value assigned to the assets. Of the $9.3 million of acquired intangible assets, $8.3 million was assigned to developed technology rights that have a useful life of approximately 10 years and $1.0 million was assigned to customer relationships with a useful life of approximately 10 years. The amounts assigned to intangible assets were based on management’s preliminary estimate of the fair value.  Developed technology rights recorded in connection with the acquisition of Diaphorm’s assets were established as intangible assets under SFAS 141R as the underlying technologies are legally protected by patents covering its proprietary ballistic helmets. The developed technology rights are both transferable and separable from the acquired assets.

Identification and allocation of value to the identified intangible assets was based on the provisions of SFAS 141R. The fair value of the identified intangible assets was estimated by performing a discounted cash flow analysis using the “income” approach. This method includes a forecast of direct revenues and costs associated with the respective intangible assets and charges for economic returns on tangible and intangible assets utilized in cash flow generation. Net cash flows attributable to the identified intangible assets are discounted to their present value at a rate commensurate with the perceived risk. The projected cash flow assumptions considered contractual relationships, customer attrition, eventual development of new technologies and market competition.

The estimates of expected useful lives were based on guidance from SFAS 141R and take into consideration the effects of competition, regulatory changes and possible obsolescence. The useful lives of technology rights were based on the number of years in which net cash flows have been projected. The useful lives of customer relationships were estimated based upon the length of the contracts currently in place and probability-based estimates of contract renewals in the future.

Assumptions used in forecasting cash flows for each of the identified intangible assets included consideration of Diaphorm’s historical operating margins and performance of comparable publicly traded entities; number of customers and Diaphorm market share; contractual and non-contractual relationships with large customers and patents held.

The historical results of the operations acquired from Diaphorm were not material to the Company’s consolidated results of operations in current and prior periods.

Goodwill Impairment

At June 30, 2009, the Company's market capitalization was less than its total stockholders' equity. The Company considers this decline to be temporary and based on general economic conditions, therefore no interim test of goodwill is required. The Company is required to test annually whether the estimated fair value of its reporting units is sufficient to support the goodwill assigned to those reporting units; the Company performs the annual test in the fourth quarter. The Company is also required to test goodwill for impairment before the annual test if an event occurs or cirucmstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount, such as a significant adverse change in the business climate. The Company determined that the demand for its Boral® product line, which is a large part of the revenue of the Ceradyne Canada operating and reporting unit, continued to decline and that this condition required a goodwill impairment test before the annual test for this reporting unit. To complete the test for impairment, the Company utilized several valuation techniques in making the determination, including a discounted cash flow methodology, which requires the forecasting of cash flows and requires the selection of discount rates. Management used available information to make these fair value estimates, including discount rates, commendurate with the risks relevant to the Company's business. Based on the goodwill impairment test performed on the Ceradyne Canada reporting unit, the Company recorded a $3.8 million impairment charge, which has been included in earnings for the period.

The Company also conducted a test on the forecasted undiscounted cash flows to determine whether there was an impairment on its long lived assets in the Ceradyne Canada reporting unit in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets". Based on the analysis of the forecasted undiscounted cash flows for this reporting unit, the Company determined that there was no impairment of the long lived assets for the Ceradyne Canada reporting unit.

The valuation methodologies and the underlying financial information that are used to determine fair value require significant judgments to be made by management. These judgments include, but are not limited to, long-term projects of future financial performance, terminal growth rate and the selection of an appropriate discount rate used to calculate the present value of the estimated future cash flows. The long-term projects used in the valuation were developed as a part of the Company's annual budgeting and forecasting process. The discount rate used in the valuation was selected based upon an analysis of comparable companies and included adjustments made to account for specific attributes for the Company's specific attributes such as size and industry.

6.	Stock Repurchases

During the six months ended June 30, 2009, the Company repurchased and retired 257,000 shares of its common stock at an aggregate cost of $4.6 million under a stock repurchase program authorized in 2008 by the Company’s Board of Directors.  During the year ended December 31, 2008, the Company repurchased and retired 1,578,237 shares of its common stock at an aggregate cost of $44.8 million. The Company is authorized to repurchase an additional $50.6 million for a total of $100.0 million.

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

For recognition purposes, on a recurring basis, the Company measures available for sale short-term and long-term investments at fair value. Short-term investments had an aggregate fair value of $63.7 million at June 30, 2009 and $6.1 million at December 31, 2008. The fair value of these investments is determined using quoted prices in active markets. Long-term investments, comprising auction rate securities, had an aggregate fair value of $25.4 million at June 30, 2009 and $24.4 million at December 31, 2008.

On April 1, 2009, the Company adopted FASB Staff Position FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2”), which provides additional guidance to provide greater clarity about the credit and noncredit component of an other-than-temporary impairment event. The adoption of FSP FAS 115-2 resulted in a pre-tax other-than-temporary impairment charge of $1.5 million which was recorded in the three months ended June 30, 2009. This other-than-temporary impairment adjustment related to the credit risk component of certain auction rate securities which were previously recognized in other comprehensive income.

During the three months ended March 31, 2009 and 2008, the Company recognized pre-tax charges of $104,000 and $147,000, respectively, due to other-than-temporary reductions in the value of its investments in auction rate securities. The Company also recognized pre-tax charges of $1.3 million and $2.4 million against other comprehensive income during the three months ended March 31, 2009 and 2008, respectively, due to temporary reductions in the value of its investments in auction rate securities. Upon the adoption of FSP FAS 115-2, the Company recognized a pre-tax charge of $1.5 million in the three months ended June 30, 2009 due to the credit risk component of other-than-temporary reductions in the value of its investments in auction rate securities which were previously recognized in other comprehensive income. During the three months ended June 30, 2008, the Company recognized a pre-tax charge of $440,000 due to other-than-temporary reductions in the value of its investments in auction rate securities. The Company also recognized pre-tax credits of $3.9 million and pre-tax charges of $83,000 against other comprehensive income during the three months ended June 30, 2009 and 2008, respectively, due to temporary changes in the value of its investments in auction rate securities.

Cumulatively to date, the Company has incurred $9.6 million in pre-tax charges due to other-than-temporary reductions in the value of its investments in auction rate securities and pre-tax temporary impairment charges against other comprehensive income of $6.0 million. The Company’s investments in auction rate securities represent interests in insurance securitizations supported by pools of residential and commercial mortgages, asset backed securities and other structured credits relating to the credit risk of various bond guarantors. These auction rate securities were intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. During the second half of the year 2007, through 2008 and through the second quarter of 2009, the auctions for these securities failed. As a result of current negative conditions in the global credit markets, auctions for the Company’s investment in these securities have recently failed to settle on their respective settlement dates. Consequently, the investments are not currently liquid through the normal auction process and may be liquidated if a buyer is found outside the auction process.

Prior to June 30, 2008, the Company was able to determine the fair value of its investments in auction rate securities using a market approach valuation technique based on Level 2 inputs that did not require significant adjustment. Since June 30, 2008, the market demand for auction rate securities has declined significantly due to the complexity of these instruments, the difficulty of determining the values of some of the underlying assets, declines in the issuer’s credit quality and disruptions in the credit markets. At June 30, 2009, the Company determined that the market for its investments in auction rate securities and for similar securities was not active since there were few observable or recent transactions for these securities or similar securities. The Company’s investments in auction rate securities were classified within Level 3 of the fair value hierarchy because the Company determined that significant adjustments using unobservable inputs were required to determine fair value as of June 30, 2009.

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

s	Probability of earning maximum rate until maturity
s	Probability of passing auction at some point in the future
s	Probability of default at some point in the future (with appropriate loss severity assumptions)

The Company determined that the appropriate risk-free discount rate (before risk adjustments) used to discount the contractual cash flows of its auction rate securities ranged from 0.3% to 3.9%, based on the term structure of the auction rate security. Liquidity risk premiums are used to adjust the risk-free discount rate for each auction rate security to reflect uncertainty and observed volatility of the current market environment. This risk of nonperformance has been captured within the probability of default and loss severity assumptions noted above. The risk-adjusted discount rate, which incorporates liquidity risk, appropriately reflects the Company’s estimate of the assumptions that market participants would use (including probability weighted inputs noted above) to estimate the selling price of the asset at the measurement date.

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

Assets measured at fair value on a recurring basis include the following as of June 30, 2009:

	Fair Value Measurements at June 30, 2009 Using
(In thousands)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value at June 30, 2009
Cash and cash equivalents (including restricted cash)	$140,326	$-	$-	$140,326
Short term investments	63,679	-	-	63,679
Long term investments	-	-	25,383	25,383
Other long term financial asset	1,586	-	-	1,586
Derivative instrument	-	21	-	21

	Fair Value Measurements at December 31, 2008 Using
(In thousands)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value at December 31, 2008
Cash and cash equivalents (including restricted cash)	$217,984	$-	$-	$217,984
Short term investments	6,140	-	-	6,140
Long term investments	-	-	24,434	24,434
Other long term financial asset	1,355	-	-	1,355

Activity in long term investments (Level 3) was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Balance at beginning of period	$23,039	$35,564	$24,434	$38,089
Unrealized loss included in net earnings	(1,527)	(440)	(1,631)	(587)
Unrealized gain (loss) included in other comprehensive income	3,871	(83)	2,580	(2,461)
Balance at end of period	$25,383	$35,041	$25,383	$35,041

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

In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill in the Canada reporting unit segment with a carrying amount of $3.8 million was written down in full as there was no implied fair value as of June 30, 2009, resulting in an impairment charge of $3.8 million, which was included in earnings for the period.

For disclosure purposes, the Company is required to measure the fair value of outstanding debt on a recurring basis. The fair value of outstanding debt is determined using quoted prices in active markets. The fair value of long-term debt, based on quoted market prices, was $80.2 million at June 30, 2009 and $83.2 million at December 31, 2008.

8.	Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141R, which establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. The Company adopted this standard on January 1, 2009 which has been applied in the accounting for the acquisition of the assets of Diaphorm Technologies, LLC discussed in Note 5 above.

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

In April 2009, the FASB issued the three new accounting standards which were adopted on April 1, 2009 as follows:

  i.)           FASB Staff Position FAS 157-4, “Determining Whether a Market Is Not Active and a Transaction Is Not Distressed” (“FSP FAS 157-4”) provides guidelines for making fair value measurements more consistent with the principles presented in SFAS 157. FSP FAS 157-4 provides additional authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed, is applicable to all assets and liabilities (i.e. financial and nonfinancial) and will require enhanced disclosures. The adoption of this standard did not have a significant impact on the Company’s financial position, results of operations or cash flows.

  ii.)           FASB Staff Position FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” provides additional guidance to provide greater clarity about the credit and noncredit component of an other-than-temporary impairment event and to improve presentation and disclosure of other than temporary impairments in the financial statements. The impact of the adoption of this standard is discussed in Note 7.

  iii.)           FASB Staff Position FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements. The Company has adopted this standard and has provided the additional disclosures required as discussed in Note 7.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are available to be issued (“subsequent events”). More specifically, SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that should be made about events or transactions that occur after the balance sheet date. SFAS 165 provides largely the same guidance on subsequent events which previously existed only in auditing literature. The disclosure is required in financial statements for interim and annual periods ending after June 15, 2009. The Company has performed an evaluation of subsequent events through July 28, 2009, which is the day the financial statements were issued.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 establishes the FASB Standards Accounting Codification (“Codification”) as the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied to nongovernmental entities and rules and interpretive releases of the SEC as authoritative GAAP for SEC registrants. The Codification will supersede all the existing non-SEC accounting and reporting standards upon its effective date and subsequently, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. SFAS 168 also replaces FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” given that once in effect, the Codification will carry the same level of authority. The Company does not anticipate that the adoption of this statement will have a material impact on its financial statement disclosures.

9.	Convertible Debt and Credit Facility

During December 2005, the Company issued $121.0 million of 2.875% senior subordinated convertible notes (“Notes”) due December 15, 2035.  During the three and six months ended June 30, 2009, we purchased an aggregate of $24.5 million principal amount of the Notes at a purchase price of $20.3 million. The Company has $29.7 million remaining of the original $50 million authorization to repurchase and retire part of the outstanding Notes. The carrying amount of the Notes purchased was $21.2 million and the estimated fair value of the Notes exclusive of the conversion feature was $19.0 million. The difference between the carrying amount of $21.2 million and the estimated fair value of $19.0 million was recognized as a gain of $2.1 million upon early extinguishment of debt, which was partially offset by writeoff of associated unamortized debt issuance costs of $347,000, resulting in a net gain of $1.8 million. The difference between the estimated fair value of $19.0 million and the purchase price of $20.3 million was $1.3 million and was charged to additional paid-in capital. Upon adoption of FASB Staff Position (“FSP”) No. APB 14-1, “Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”), $2.6 million of the purchase price was attributable to accreted interest on the debt discount and is presented in the statement of cash flows for the six months ended June 30, 2009 as payments of accreted interest on convertible debt in cash flow from operating activities and the remaining $17.7 million is presented as repayments of convertible debt in cash flow from financing activities.

In May 2008, FSP APB 14-1 was issued which specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the issuer’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The Company adopted FSP APB 14-1 as of January 1, 2009, and the adoption impacted the historical accounting for the Notes, and in accordance with the Statement resulted in the following retrospective changes in long-term debt, debt issuance costs (included in other noncurrent assets), deferred tax liability, additional paid in capital and retained earnings (in thousands):

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

For the three and six months ended June 30, 2008, the adoption of FSP APB 14-1 resulted in increased interest expense of approximately $0.9 million and $1.8 million, respectively, and decreased net income by $0.5 million and $1.1 million, respectively. The retrospective impact to earnings per share was a decrease of $0.02 and $0.04 for the three and six months ended June 30, 2008, respectively. As a result of the adoption of FSP APB 14-1, interest expense for the three months ended June 30, 2009 includes non-cash interest expense from amortization of the discount on the liability component of $1.0 million and amortization of debt issuance costs of $108,000 which reduced net income by $0.7 million and earnings per share by $0.03 for the three months ended June 30, 2009. Interest expense for the six months ended June 30, 2009 includes non-cash interest expense from amortization of the discount on the liability component of $2.0 million and amortization of debt issuance costs of $219,000 which reduced net income by $1.3 million and earnings per share by $0.05 for the six months ended June 30, 2009.

As of June 30, 2009 and December 31, 2008, long-term debt and the equity component (recorded in additional paid in capital, net of income tax benefit) associated with FSP APB 14-1 comprised the following (in thousands):

	June 30, 2009	December 31, 2008
Long-term debt
Principal amount	$96,500	$121,000
Unamortized discount	(13,040)	(18,369)
Net carrying amount	$83,460	$102,631
Equity component, net of income tax benefit	$18,082	$17,228

The discount on the liability component of long-term debt is being amortized using the effective interest method based on an annual effective rate of 7.5%, which represented the market interest rate for similar debt without a conversion option on the issuance date, through December 2012, which coincides with the first date that holders of the Notes can exercise their put option as discussed below. The amount of interest expense recognized relating to both the contractual interest coupon and the amortization of the discount on the liability component was $1.8 million in each of the three month periods ended June 30, 2009 and 2008, and $3.6 million in each of the six month periods ended June 30, 2009 and 2008.

Interest on the Notes is payable on December 15 and June 15 of each year, commencing on June 15, 2006. The Notes are convertible into 17.1032 shares of Ceradyne’s common stock for each $1,000 principal amount of the Notes (which represents a conversion price of approximately $58.47 per share), subject to adjustment. The Notes are convertible only under certain circumstances, including if the price of the Company’s common stock reaches specified thresholds, if the Notes are called for redemption, if specified corporate transactions or fundamental changes occur, or during the 10 trading days prior to maturity of the Notes. The Company may redeem the Notes at any time after December 20, 2010, for a price equal to 100% of the principal amount plus accrued and unpaid interest, including contingent interest (as described below), if any, up to but excluding the redemption date. As of June 30, 2009, the principal amount of the Notes exceeded the hypothetical if-converted value as the conversion price was higher than the average market price of the Company’s common stock.

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

The Company is obligated to pay contingent interest to the holders of the Notes during any six-month period from June 15 to December 14 and from December 15 to June 14, commencing with the six-month period beginning December 20, 2010 and ending on June 14, 2011, if the average trading price of the note for the five trading day period ending on the third trading day immediately preceding the first day of the relevant contingent interest period equals $1,200 (120% of the principal amount of a note) or more. The amount of contingent interest payable per note for any relevant contingent interest period shall equal 0.25% per annum of the average trading price of a note for the five trading day period ending on the third trading day immediately preceding the first day of the relevant contingent interest period. This contingent interest payment feature represents an embedded derivative. However, based on the de minimus value associated with this feature, no value has been assigned at issuance and at June 30, 2009.

On or prior to the maturity date of the Notes, upon the occurrence of a fundamental change, under certain circumstances, the Company will provide for a make whole amount by increasing, for the time period described herein, the conversion rate by a number of additional shares for any conversion of the Notes in connection with such fundamental change transactions. The amount of additional shares will be determined based on the price paid per share of Ceradyne’s common stock in the transaction constituting a fundamental change and the effective date of such transaction. This make whole premium feature represents an embedded derivative. Since this feature has no measurable impact on the fair value of the Notes and no separate trading market exists for this derivative, the value of the embedded derivative was determined to be de minimus. Accordingly, no value has been assigned at issuance or at June 30, 2009.

The Company utilizes a convertible bond pricing model and a probability weighted valuation model, as applicable, to determine the fair values of the embedded derivatives noted above.

In December 2005, the Company established a new unsecured $10.0 million line of credit. For the six months ended June 30, 2009, there were no outstanding amounts on the line of credit. However, the available line of credit at June 30, 2009 has been reduced by outstanding letters of credit in the aggregate amount of $1.8 million. The interest rate on the credit line was 0.9% as of June 30, 2009, which is based on the LIBOR rate for a period of one month, plus a margin of 0.6 percent.

Pursuant to the bank line of credit, the Company is subject to certain covenants, which include, among other things, the maintenance of specified minimum amounts of tangible net worth and quick assets to current liabilities ratio. At June 30, 2009, the Company was in compliance with these covenants.

10.	Disclosure About Segments of an Enterprise and Related Information

The Company serves its markets and manages its business through six operating segments, each of which has its own manufacturing facilities and administrative and selling functions. The financial information for all segments is presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenue from External Customers
ACO	$52,612	$119,336	$108,862	$249,323
ESK Ceramics	24,079	45,653	47,665	84,929
Semicon Associates	1,944	2,076	4,020	4,345
Thermo Materials	15,313	21,729	31,524	39,032
Ceradyne Canada	5	2,246	318	4,808
Boron	7,403	5,208	13,452	10,240
Inter-segment elimination	(6,089)	(11,273)	(10,802)	(19,165)
Total	$95,267	$184,975	$195,039	$373,512

Depreciation and Amortization
ACO	$2,669	$2,504	$5,268	$4,991
ESK Ceramics	3,949	3,456	7,087	6,505
Semicon Associates	93	86	186	175
Thermo Materials	903	1,308	2,251	2,586
Ceradyne Canada	331	250	641	493
Boron	1,949	1,658	3,926	3,313
Total	$9,894	$9,262	$19,359	$18,063

Segment Income (Loss) before Provision for Income Taxes
ACO	$4,844	$41,643	$9,091	$84,388
ESK Ceramics	(15,690)	2,755	(20,079)	5,381
Semicon Associates	239	256	473	738
Thermo Materials	3,566	5,932	7,198	9,018
Ceradyne Canada	(4,842)	40	(5,611)	706
Boron	(1,899)	(151)	(3,652)	333
Inter-segment elimination	80	745	55	1,366
Total	$(13,702)	$51,220	$(12,525)	$101,930

Segment Assets
ACO	$386,754	$404,627	$386,754	$404,627
ESK Ceramics	212,277	243,720	212,277	243,720
Semicon Associates	5,830	6,013	5,830	6,013
Thermo Materials	103,577	84,135	103,577	84,135
Ceradyne Canada	16,689	22,413	16,689	22,413
Boron	115,369	69,740	115,369	69,740
Total	$840,496	$830,648	$840,496	$830,648

Expenditures for Property, Plant & Equipment
ACO	$948	$1,970	$2,132	$2,467
ESK Ceramics	1,499	3,801	2,924	15,423
Semicon Associates	24	33	75	117
Thermo Materials	1,922	3,469	6,717	7,851
Ceradyne Canada	63	550	163	1,486
Boron	161	157	320	264
Total	$4,617	$9,980	$12,331	$27,608

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Percentage of U.S. net sales from external customers
ACO	54%	61%	54%	63%
ESK Ceramics	2%	2%	3%	2%
Semicon Associates	2%	1%	2%	1%
Thermo Materials	6%	4%	6%	4%
Ceradyne Canada	0%	1%	0%	1%
Boron	4%	2%	3%	2%
Total percentage of U.S. net sales from external customers	68%	71%	68%	73%

Percentage of foreign net sales from external customers
ACO	2%	3%	2%	3%
ESK Ceramics	18%	18%	18%	17%
Semicon Associates	0%	0%	0%	0%
Thermo Materials	8%	7%	8%	6%
Ceradyne Canada	0%	0%	0%	0%
Boron	4%	1%	4%	1%
Total percentage of foreign net sales from external customers	32%	29%	32%	27%

Percentage of total net sales from external customers
ACO	56%	64%	56%	66%
ESK Ceramics	20%	20%	21%	19%
Semicon Associates	2%	1%	2%	1%
Thermo Materials	14%	11%	14%	10%
Ceradyne Canada	0%	1%	0%	1%
Boron	8%	3%	7%	3%
Total percentage of total net sales from external customers	100%	100%	100%	100%

The following is revenue by product line for ACO (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Armor	$47,388	$108,653	$97,200	$228,489
Automotive	855	4,448	2,829	8,469
Orthodontics	2,589	3,255	5,071	5,988
Industrial	1,780	2,980	3,762	6,377
	$52,612	$119,336	$108,862	$249,323

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

Components of net periodic benefit costs under these plans were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Service cost	$175	$144	$344	$283
Interest cost	297	258	587	511
Expected return on plan assets	(124)	(174)	(248)	(348)
Amortization of unrecognized loss	68	—	135	—
Net periodic benefit cost	$416	$228	$818	$446

12.	Financial Instruments

The Company occasionally enters into foreign exchange forward contracts to reduce earnings and cash flow volatility associated with foreign exchange rate changes to allow management to focus its attention on its core business operations. Accordingly, the Company enters into contracts which change in value as foreign exchange rates change to economically offset the effect of changes in value of foreign currency assets and liabilities, commitments and anticipated foreign currency denominated sales and operating expenses. The Company enters into foreign exchange forward contracts in amounts between minimum and maximum anticipated foreign exchange exposures, generally for periods not to exceed one year. These derivative instruments are not designated as accounting hedges. The Company had a Euro foreign exchange forward contract with a fair value of $21,000 as of June 30, 2009.

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

Components of the required reserve at June 30, 2009 and December 31, 2008 are as follows (in thousands):

	June 30, 2009	December 31, 2008
Federal, state and foreign unrecognized tax benefits (“UTBs”)	$7,737	$7,227
Interest	2,268	1,903
Federal/State Benefit of Interest	(719)	(580)
Total reserve for UTBs	$9,286	$8,550

It is anticipated that any change in the above UTBs will impact the effective tax rate. For UTBs that exist at June 30, 2009, the Company anticipates there will be a potential reduction of approximately $3.2 million in the next twelve months. At June 30, 2009, the 2003 through 2008 years are open and subject to potential examination in one or more jurisdictions. The Company is currently under federal income tax examinations for the 2005 through 2007 tax years and under state income tax examinations for the tax years 2003 through 2005.

Income taxes are determined using an annual effective tax rate, which generally differs from the United States federal statutory rate, primarily because of state taxes and research and development tax credits. The Company recognizes deferred tax assets and liabilities for temporary differences between the financial and tax reporting of the Company's assets and liabilities, along with net operating loss and credit carry forwards

14.	Commitments and Contingencies

The Company leases certain of its manufacturing facilities under noncancelable operating leases expiring at various dates through June 2013. The Company incurred rental expense under these leases of $1.6 million and $1.4 million for the six months ended June 30, 2009 and 2008, respectively. The approximate minimum rental commitments required under existing noncancelable leases as of June 30, 2009 are as follows (in thousands):

2009	$1,826
2010	3,063
2011	1,102
2012	523
2013	212
Thereafter	35
$6,761

In August, September and December 2006, shareholder derivative lawsuits were filed in the California Superior Court for Orange County, purportedly on behalf of Ceradyne against various current and former officers and directors of the Company relating to alleged backdating of stock options. Each state court complaint alleged claims for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, accounting, rescission, constructive trust, and violations of California Corporations Code. All state court actions were consolidated into one case, designated, In re Ceradyne, Inc. Derivative Litigation, Orange County Superior Court, Case No. 06−CC−00156.

In September and December 2006, shareholder derivative lawsuits were filed in the United States District Court for the Central District of California, purportedly on behalf of Ceradyne against various current and former officers and directors of the Company relating to alleged backdating of stock options. All federal court actions were consolidated into one case, designated, In re Ceradyne, Inc. Derivative Litigation, Master File No. SA CV 06−919 JVS. The consolidated federal action alleged, pursuant to a first amended consolidated complaint filed on September 17, 2007, claims for violations of Section 10(b) of the Securities Exchange Act and Rule 10b-5 thereunder, violations of Section 14(a) of the Securities Exchange Act, violations of Section 20(a) of the Securities Exchange Act, insider selling under the California Corporations Code, as well as common law claims for accounting, breach of fiduciary duty, aiding and abetting breaches of fiduciary duty, unjust enrichment, rescission and waste.

The plaintiffs in both the state and federal actions sought to require the individual defendants to rescind stock options they received which had an exercise price below the closing price of the Company’s common stock on the date of grant, to disgorge the proceeds of options exercised, to reimburse the Company for damages of an unspecified amount, and also sought certain equitable relief, attorneys’ fees and costs.

On October 26, 2007, the Company and the individual defendants filed motions to dismiss the first amended consolidated complaint in the federal action. In December 2007, plaintiffs filed a second amended consolidated complaint.

In summary, the Company faced two shareholder derivative actions which contained substantially similar allegations. The cases filed in the Orange County Superior Court were consolidated into one case, designated, In re Ceradyne, Inc. Derivative Litigation, Orange County Superior Court, Case No. 06−CC−00156. The cases filed in the United States District Court for the Central District of California were consolidated into one case, designated, In re Ceradyne, Inc. Derivative Litigation, Master File No. SA CV 06−919 JVS.

On September 26, 2008, all of the parties to the two derivative actions entered into a memorandum of understanding agreeing in principle to a proposed global settlement of these derivative actions. On November 28, 2008, the parties filed a stipulation of settlement with the federal court. The proposed settlement called for the Company to adopt certain corporate governance reforms and payment by the Company’s insurance carrier of $1.125 million in attorney’s fees to the plaintiffs’ attorneys, without any payment by Ceradyne or the other defendants, and for dismissal of the actions with prejudice. The Company and the individual defendants have denied and continue to deny any and all allegations of wrongdoing in connection with this matter, but believe that given the uncertainties and cost associated with litigation, the settlement is in the best interests of the Company, its stockholders, and the individual defendants.

On June 9, 2009, the federal court granted final approval of the global settlement and awarded the plaintiffs' attorneys fees and costs of $1.125 million to be paid by the Company's insurance carrier. On June 11, 2009, the federal court entered judgment dismissing with prejudice the consolidated action In re Ceradyne, Inc. Derivative Litigation, Master File No. SA CV 06−919 JVS, and on July 11, 2009, the state court dismissed with prejudice the consolidated action In re Ceradyne, Inc. Derivative Litigation, Orange County Superior Court, Case No. 06-CC-00156.

The time for appeal from the federal court's order approving the settlement has passed, and no notices of appeal have been filed. As a result, the settlement has become final.

A class action lawsuit was filed on March 23, 2007, in the California Superior Court for Orange County, in which it was asserted that the representative plaintiff, a former Ceradyne employee, and the putative class members, were not paid overtime at an appropriate overtime rate. The complaint alleges that the purportedly affected employees should have had their regular rate of pay for purposes of calculating overtime adjusted to reflect the payment of a bonus to them for the four years preceding the filing of the complaint, up to the present time. The complaint further alleges that a waiting time penalty should be assessed for the failure to timely pay the correct overtime payment. Ceradyne filed an answer denying the material allegations of the complaint. The motion for class certification was heard on November 13, 2008 and class certification was granted. On January 6, 2009, the court entered an order certifying the class. Ceradyne contends that the lawsuit is without merit on the basis that the bonuses that have been paid are discretionary and not of the type that are subject to inclusion in the regular hourly rate for purposes of calculating overtime. After a request for review by the Court of Appeal of the decision to grant class certification, a day-long mediation before a third-party neutral mediator, and an evaluation of the cost of litigation and the financial exposure in the case, Ceradyne agreed to provide a settlement fund of $1.25 million to resolve all issues in the litigation. The settlement specifically states that neither party is admitting to liability or lack thereof. The plaintiff’s counsel is preparing a motion for approval of the settlement by the court and such motion is expected to be heard in August 2009. The settlement provides for reversion of any unclaimed amounts from the settlement fund back to Ceradyne.

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

Comprehensive income was (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net income (loss)	$(11,210)	$32,642	$(10,502)	$64,993
Foreign currency translation	9,300	(449)	731	16,623
Unrealized gain on investments	2,501	(50)	1,693	(1,493)
Comprehensive income (loss)	$591	$32,143	$(8,078)	$80,123

16.	Restructuring – Plant Closure and Severance

In May 2009, the Company announced that, in accordance with the French legal process, its ESK Ceramics France subsidiary (“ESK France”) is presenting to the local employees’ representatives a plan for closing its manufacturing plant in Bazet, France, effective later in 2009. As a result, we anticipate that ESK France will reduce its workforce by approximately 97 employees, primarily composed of manufacturing, production and additional support staff at the plant. This action is being implemented as a cost-cutting measure to eliminate losses that were incurred at this facility due to the recent severe economic contraction and is consistent with Ceradyne’s ongoing objective to lower the costs of its manufacturing operations. This manufacturing facility is an 88,000 square foot building owned by ESK France that has been used to support the production of various industrial ceramic products. We will transfer production of these products to our German subsidiary, ESK Ceramics GmbH & Co. KG (“ESK Ceramics”) in Kempten, Germany. Affected employees will be eligible for a severance package that includes severance pay, continuation of benefits and outplacement services. Pre-tax charges relating to this corporate restructuring will also include accelerated depreciation of fixed assets and various other costs to close the plant. The Company expects to have the plant completely closed by the end of this calendar year after finalizing discussions regarding the terms of closure with local employee representatives.

ESK Ceramics recorded pre-tax charges totaling $10.0 million in connection with this restructuring and plant closure, which comprised $9.4 million for severance, termination of contracts and other shutdown costs that is reported as Restructuring – plant closure and severance in Operating Expenses and $0.6 million for accelerated depreciation of fixed assets that is reported in Cost of Goods Sold in the three and six months ended June 30, 2009. The severance charge was accounted for in accordance with SFAS No. 112, “Employers' Accounting for Postemployment Benefits an amendment of FASB Statements No. 5 and 43”, as the Company’s obligation related to employees' rights to receive compensation for future absences was attributable to employees' services already rendered, the obligation relates to rights that legally vest, payment of the compensation is probable, and the amount could be reasonably estimated based local statutory requirements. The Company also incurred other severance costs in connection with headcount reductions in the United States and Germany of $1.5 million during the three months ended June 30, 2009 and $2.4 million during the six months ended June 30, 2009.

Activities in the restructuring charges accrual balances during the six months ended June 30, 2009 were as follows (in thousands):

	Costs Incurred	Cash Payments	Non-Cash Adjustments	Balance at June 30, 2009
Severance, retention bonuses and other one-time termination benefits	$11,462	$(1,037)	$220	$10,645
Termination of redundant supplier contracts	151	—	1	152
Legal fees and other shutdown costs	230	(62)	—	168
	$11,843	$(1,099)	$221	$10,965

17.	Subsequent Events

Management of the Company has assessed the impact of subsequent events through July 28, 2009, the date of the issuance of the consolidated financial statements, and has concluded that there were no such events that require adjustment to the consolidated financial statements or disclosure in the notes to the consolidated financial statements.

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

Overview

We develop, manufacture and market advanced technical ceramic products, ceramic powders and components for defense, industrial, automotive/diesel and commercial applications. Our products include:

•	lightweight ceramic armor and enhanced combat helmets for soldiers and other military applications;

•	ceramic industrial components for erosion and corrosion resistant applications;

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

The tables below show, for each of our six segments, revenues and income before provision for income taxes in the periods indicated.

 Segment revenues (in millions):
	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
ACO	$52.7	$119.3	$108.9	$249.3
ESK Ceramics	24.1	45.7	47.7	84.9
Semicon Associates	1.9	2.1	4.0	4.3
Thermo Materials	15.3	21.7	31.5	39.0
Ceradyne Canada	-	2.3	0.3	4.8
Boron	7.4	5.2	13.5	10.2
Inter-segment elimination	(6.1)	(11.3)	(10.9)	(19.0)
Total	$95.3	$185.0	$195.0	$373.5

Segment income (loss) before provision for taxes (in millions):
ACO	$4.8	$41.6	$9.1	$84.4
ESK Ceramics	(15.6)	2.8	(20.1)	5.4
Semicon Associates	0.2	0.3	0.5	0.8
Thermo Materials	3.6	5.9	7.2	9.0
Ceradyne Canada	(4.9)	0.1	(5.6)	0.7
Boron	(1.9)	(0.2)	(3.6)	0.3
Inter-segment elimination	0.1	0.7	-	1.3
Total	$(13.7)	$51.2	$(12.5)	$101.9

We categorize our products into four market applications. The table below shows the percentage contribution to our total sales of each market application in the different time periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Defense	52.7%	60.1%	52.5%	62.6%
Industrial	38.1	31.8	38.6	29.7
Automotive/Diesel	5.9	6.0	5.7	5.7
Commercial	3.3	2.1	3.2	2.0
Total	100.0%	100.0%	100.0%	100.0%

The principal factor contributing to our growth in sales from 2002 through 2007 was increased demand by the U.S. military for ceramic body armor that protects soldiers, which was driven primarily by military conflicts such as those in Iraq and Afghanistan. Our sales also increased from 2004 through 2007 because of our acquisition of ESK Ceramics in August 2004, our acquisition of Minco, Inc. in July 2007, our acquisition of EaglePicher Boron, LLC in August 2007, which we renamed Boron Products, LLC, and the recent expansion of our operations into China. Our sales declined in 2008 primarily because of a reduction in shipments of body armor. Our sales also declined in the first six months of 2009 not only because of a reduction in shipments of body armor but we also incurred a decline in sales of our industrial, automotive/diesel and commercial market product lines due to the severe economic recession.

Our sales of body armor, as well as other armor components for defense applications, declined by $60.2 million and $124.5 million for the three and six months ended June 30, 2009, respectively, compared to the same periods in 2008. We expect that body armor sales for the year ended 2009 will decline compared to the full year of 2008.

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

In June 2009, we acquired substantially all of the business and assets and all technology and intellectual property related to ballistic combat and non-combat helmets of Diaphorm Technologies, LLC, based in Salem, New Hampshire. The purchase price consisted of $9.7 million in cash paid at closing, the assumption of approximately $274,000 of liabilities, plus contingent consideration not to exceed $10.0 million over the next 5 years based upon performance milestones and revenues achieved during that period from Diaphorm’s existing products and new products developed using Diaphorm technology. We used a portion of our existing cash for the payment made at closing. In connection with this acquisition, we submitted a proposal to the U.S. Marine Corps Systems Command in June 2009 in response to a solicitation for the procurement of Enhanced Combat Helmets, which are intended to provide substantially increased levels of protection compared to combat helmets now in use. The Marine Corps, in conjunction with the U.S. Army, intends to procure prototype combat helmets with the option to field production helmets to both services. Our strategy regarding this acquisition is to combine our successful track record in body armor programs with the proprietary helmet-forming technologies acquired from Diaphorm to create a world class manufacturer of Enhanced Combat Helmets. We expect that revenues from this acquisition during 2009 will be approximately $2.0–$3.0 million and that the contribution to our estimated net income for the fiscal year ending December 31, 2009 from this acquisition will be immaterial. Even if we are successful in our proposal for the Enhanced Combat Helmet program and are awarded a contract by the U.S. Marine Corps, we expect that revenue from this program during the remainder of 2009 will be minimal, with volume shipments not occurring until sometime in 2010.

In the fourth quarter of 2008, we completed our final deliveries of the current generation of ESAPI (enhanced small arms protective inserts) body armor for the U.S. Army under the $747.5 million adjusted value Indefinite Delivery/Indefinite Quantity (ID/IQ) contract awarded to us in August 2004.

In October 2008, we were awarded an ID/IQ contract by the U.S. Army for the next ballistic threat generation of ceramic body armor plates, called XSAPI, as well as for the current generation ESAPI plates. The total amount of this contract is $2.37 billion and covers a period of approximately five years. The U.S. Army can order one or both types of plates over the five year life of the contract. However, we anticipate that the government will order either XSAPI or ESAPI, but not both. Therefore, the total amount of this ID/IQ award likely will not exceed $1.1 billion over the life of the contract. Two of our competitors were awarded similar ID/IQ contracts. We expect that government orders under these contracts will be split among the three successful bidders, so the potential orders we may receive under our contract will likely be less than the $1.1 billion possible total amount. In October 2008, we also received a production delivery order under this ID/IQ contract for $72.2 million, but this order was subsequently withdrawn by the U.S. Army when a competitor protested the award. The protest was recently resolved during March 2009 and on March 31, 2009, we received a revised first production delivery order under this ID/IQ contract for $76.8 million for XSAPI ceramic body armor plates to be delivered from April 2009 to December 2009, with early delivery allowed. We commenced shipments of XSAPI plates under this order during April 2009.

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

Our ESK Ceramics subsidiary produces boron carbide powder, which serves as a starter ceramic powder in the manufacture of our lightweight ceramic body armor. The lower demand for body armor has negatively impacted inter-segment sales of boron carbide powder by our ESK Ceramics subsidiary to our Advanced Ceramic Operations division in the first and second quarter of 2009 and we expect that this trend will continue for the remainder of this year.

In May 2009, our ESK Ceramics France subsidiary (“ESK France”) presented to the local employees’ representatives a plan for closing its manufacturing plant in Bazet, France, effective later in 2009. As a result, we anticipate that ESK France will reduce its workforce by approximately 97 employees, primarily composed of manufacturing, production and additional support staff at the plant. We are implementing this action as a cost-cutting measure to eliminate losses that were incurred at this facility due to the recent severe economic contraction and is consistent with our ongoing objective to lower the costs of our manufacturing operations. This manufacturing facility is an 88,000 square foot building owned by ESK France that has been used to support the production of various industrial ceramic products. We will transfer production of these products to our ESK Ceramics subsidiary in Kempten, Germany. Affected employees will be eligible for a severance package that includes severance pay, continuation of benefits and outplacement services. Pre-tax charges relating to this corporate restructuring will include severance pay, continuation of benefits, outplacement services, losses from disposal and abandonment of fixed assets and various other costs to close the plant. We estimate that the total pre-tax charges will be in the range of approximately $11.0 to $13.0 million, including non-cash pre-tax charges of approximately $2.2 million relating primarily to accelerated depreciation of fixed assets in connection with the closure of the facility. During the second quarter of 2009, ESK Ceramics recorded pre-tax charges totaling $10.0 million in connection with this restructuring and plant closure, which comprised $9.4 million for severance, termination of contracts and other shutdown costs that is reported as Restructuring – plant closure and severance in Operating Expenses and $0.6 million for accelerated depreciation of fixed assets that is reported in Cost of Goods Sold.

Our order backlog was $163.8 million as of June 30, 2009 and $223.3 million as of June 30, 2008. Orders for ceramic body armor represented approximately $98.3 million, or 60.0%, of the total backlog as of June 30, 2009 and $136.6 million, or 61.2%, of the total backlog as of June 30, 2008. We expect that substantially all of our order backlog as of June 30, 2009 will be shipped during 2009.

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

Had this estimated Stock-Based Charge been reflected, as and when incurred, in the Company’s results of operations for prior years, the impact on net income for Ceradyne’s fiscal years ended December 31 would have been a reduction of $21,000 in 1997, a reduction of $45,000 in 1998, a reduction of $47,000 in 1999, a reduction of $104,000 in 2000, a reduction of $269,000 in 2001, a reduction of $74,000 in 2002, a reduction of $347,000 in 2003, a reduction of $0.6 million in 2004, and a reduction of $324,000 in 2005. As of June 30, 2009, the total remaining incremental stock-based compensation charge related to these stock option grants that are expected to vest in future periods with a revised accounting measurement date is immaterial. There was no impact on revenue or net cash provided by operating activities as a result of the estimated compensation charge.

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

Change in Accounting for Convertible Debt

In May 2008, FASB Staff Position (“FSP”) APB 14-1, “Accounting for Convertible Debt Instruments That May be Settled in Cash Upon Conversion (Including Partial Settlement)” (“FSB APB 14-1”) was issued which specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the issuer’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The Company adopted FSP APB 14-1 as of January 1, 2009, and the adoption impacted the historical accounting for our 2.875% senior subordinated convertible notes due December 15, 2035 (the “Notes”). The implementation of FSB APB 14-1 resulted in the following retrospective changes in long-term debt, debt issuance costs (included in other noncurrent assets), deferred tax liability, additional paid in capital and retained earnings (in thousands):

	Net Increase (Decrease)
	Long-Term Debt	Debt Issuance Costs	Deferred Tax Liability	Additional Paid In Capital	Retained Earnings
Allocation of long term debt proceeds and issuance costs to equity component on issuance date	$(29,261)	$(1,018)	$11,015	$17,228	$-
Cumulative retrospective impact from amortization of discount on liability component and debt issuance costs	7,009	385	(2,584)	-	(4,040)
Cumulative retrospective impact at January 1, 2008	(22,252)	(633)	8,431	17,228	(4,040)
Retrospective impact from amortization of discount on liability component and debt issuance costs during the year	3,883	163	(1,450)	-	(2,270)
Cumulative retrospective impact at December 31, 2008	$(18,369)	$(470)	$6,981	$17,228	$(6,310)

For the three and six months ended June 30, 2008, the adoption of FSP APB 14-1 resulted in increased interest expense of approximately $0.9 million and $1.8 million, respectively, and decreased net income by $0.5 million and $1.1 million, respectively. The retrospective impact to earnings per share was a decrease of $0.02 and $0.04 for the three and six months ended June 30, 2008, respectively. The Company filed a Form 8-K report on June 12, 2009 to reflect the adoption of FSP APB 14-1 for the 2008, 2007 and 2006 financial statements. As a result of the adoption of FSP APB 14-1, interest expense for the three months ended June 30, 2009 includes non-cash interest expense from amortization of the discount on the liability component of $1.0 million and amortization of debt issuance costs of $108,000, which reduced net income by $0.7 million and earnings per share by $0.03 for the three months ended June 30, 2009. Interest expense for the six months ended June 30, 2009 includes non-cash interest expense from amortization of the discount on the liability component of $2.0 million and amortization of debt issuance costs of $219,000, which reduced net income by $1.3 million and earnings per share by $0.05 for the six months ended June 30, 2009.

Results of Operations for the Three and Six Months Ended June 30, 2009 and 2008

Net Sales. Our net sales for the three months ended June 30, 2009 were $95.3 million, a decrease of $89.7 million, or 48.5%, from $185.0 million of net sales in the corresponding quarter of the prior year. Net sales for the six months ended June 30, 2009 were $195.0 million, a decrease of $178.5 million, or 47.8%, from $373.5 million in the corresponding prior year period.

Net sales for our Advanced Ceramic Operations division for the three months ended June 30, 2009 were $52.6 million, a decrease of $66.7 million, or 55.9%, from $119.3 million of net sales in the corresponding quarter of the prior year. Net sales of ceramic body armor in the second quarter of 2009 were $43.6 million, a decrease of $60.2 million, or 58.0%, from $103.8 million in the second quarter of 2008. The primary reasons for the decline in shipments for both periods were a delay in receiving the first production delivery order of XSAPI body armor from the U.S. Army and a reduction in demand for ESAPI body armor sets from us by the U.S. Army because they achieved their targeted goal of 960,000 total sets of ESAPI received from all suppliers since 2005. This targeted goal of shipments was met at the end of September 2008. We received our first production order for XSAPI plates on March 31, 2009 under the ID/IQ contract discussed above under “Overview,” and commenced shipments during April 2009. Net sales of XSAPI body armor during the three months ended June 30, 2009 were $31.5 million.

Net sales for our automotive/diesel component product line for the three months ended June 30, 2009 were $0.9 million, a decrease of $3.5 million, or 80.8%, from $4.4 million in the corresponding quarter of the prior year. The primary reason for this decrease was that our heavy duty diesel truck business has been negatively affected by trucking companies’ inability to secure financing to purchase new trucks and the decline of sales in the transportation industry as a result of the severe economic contraction during the first and second quarters of 2009. Net sales of our orthodontic brackets product line for the three months ended June 30, 2009 were $2.6 million, a decrease of $0.7 million, or 20.5%, from $3.3 million in the corresponding quarter of the prior year. The decrease for both periods was due to lower demand for Clarity® orthodontic brackets which we believe was caused by lower discretionary spending by consumers due to the economic recession.

Net sales for our Advanced Ceramic Operations division for the six months ended June 30, 2009 were $108.9 million, a decrease of $140.4 million, or 56.3%, from $249.3 million in the corresponding period of the prior year. This decline reflects lower demand, primarily for body armor for the reasons described above, as well as other armor components for defense applications. Net sales of ceramic body armor for the six months ended June 30, 2009 were $89.9 million, a decrease of $124.5 million, or 58.1%, from $214.4 million in the corresponding prior year period. Net sales for our automotive/diesel component product line for the six months ended June 30, 2009 were $2.8 million, a decrease of $5.7 million, or 66.6%, from $8.5 million in the corresponding prior year period. This decrease reflects the reduction in the production of heavy-duty diesel truck engines by our customers as described above. Net sales of our orthodontic brackets product line for the six months ended June 30, 2009 were $5.1 million, a decrease of $0.9 million, or 15.3%, from $6.0 million in the corresponding prior year period.

Our ESK Ceramics subsidiary had net sales for the three months ended June 30, 2009 of $24.1 million, a decrease of $21.6 million, or 47.3%, from $45.7 million in the corresponding quarter of the prior year. On a constant currency basis, sales for the three months ended June 30, 2009 were $26.6 million, a decrease of $19.1 million from the corresponding quarter of the prior year. Sales of industrial products for the three months ended June 30, 2009 were $13.5 million, a decrease of $14.7 million, or 52.1%, from $28.2 million in the corresponding quarter of the prior year. This decrease was the result of a lower demand for fluid handling parts, industrial wear parts and metallurgy parts due to the recent economic contraction. Sales of defense products for the three months ended June 30, 2009 were $5.3 million, a decrease of $4.8 million, or 47.9%, from the $10.1 million in the corresponding quarter of the prior year. Included in sales of defense products for the three months ended June 30, 2009 were inter-segment sales of $4.7 million compared to $9.4 million in the prior year. The decrease of $4.7 million in inter-segment sales was due to a reduction in demand for boron carbide powder used in body armor plates manufactured by our Advanced Ceramic Operations division. Sales of automotive/diesel products for the three months ended June 30, 2009 were $4.8 million, a decrease of $1.9 million, or 28.5%, from $6.7 million in the corresponding quarter of the prior year. Decreased demand from automotive original equipment manufacturers accounted for the decrease in sales. Sales of commercial products, consisting of boron nitride for the cosmetic industry, for the three months ended June 30, 2009 were $0.6 million, a decrease of $141,000, or 20.5%, from $0.7 million in the corresponding prior year period.

For the six months ended June 30, 2009, net sales for ESK Ceramics were $47.7 million, a decrease of $37.2 million, or 43.9%, from $84.9 million in the corresponding prior year period. On a constant currency basis, sales for the six months ended June 30, 2009 were $52.6 million, a decrease of $32.3 million from the corresponding prior year period. Sales of industrial products for the six months ended June 30, 2009 were $28.7 million, a decrease of  $24.4 million, or 45.9%, from $53.0 million in the corresponding prior year period. This decrease was the result of a lower demand for fluid handling, industrial wear parts and metallurgy parts. Lower sales of fluid handling parts were negatively impacted by the world wide reduction in the building and construction industries. Sales of defense products for the six months ended June 30, 2009 were $9.6 million, a decrease of $8.1 million, or 46.0%, from $17.7 million in the prior year. Included in sales of defense products for the six months ended June 30, 2009 were inter-segment sales of $8.5 million, a decrease of $7.2 million compared to $15.7 million in the prior year. This decrease was due to a reduction in demand of boron carbide powder by our Advanced Ceramic Operations division. Sales of automotive/diesel products for the six months ended June 30, 2009 were $8.3 million, a decrease of $4.5 million, or 34.9%, from $12.8 million in the prior year period. Reduced demand from automotive original equipment manufacturers accounted for the decreased sales. Sales of commercial products, consisting of boron nitride for the cosmetic industry, for the six months ended June 30, 2009 were $1.1 million, a decrease of $276,000, or 19.9% from $1.4 million in the prior year period.

Our Semicon Associates division had net sales for the three months ended June 30, 2009 of $1.9 million, a decrease of $132,000, or 6.4%, from $2.1 million in the corresponding quarter of the prior year. For the six months ended June 30, 2009, net sales for Semicon Associates were $4.0 million, a decrease of $325,000, or 7.5%, from $4.3 million in the corresponding prior year period. The decreases in both periods reflect lower shipments of microwave cathodes.

Our Thermo Materials division had net sales for the three months ended June 30, 2009 of $15.3 million, a decrease of $6.4 million, or 29.5%, from $21.7 million in the corresponding quarter of the prior year. The decrease was due to lower sales of crucibles to the solar energy market, and lower sales of precision investment cast products and refractory products due to the current economic recession. Revenue from crucibles used in the manufacture of photovoltaic cells for the three months ended June 30, 2009 were $7.7 million, a decrease of $3.5 million, or 31.7%, from $11.2 million in the corresponding period a year ago. The decrease was due to lower per unit sales prices of crucibles and lower units sold to the solar energy market because of price reductions in the market for crucibles that was initiated by our largest competitor. Sales to the defense industry during the three months ended June 30, 2009 were $2.3 million, an increase of $0.6 million, or 37.9%, from $1.7 million when compared to the corresponding prior year period.

For the six months ended June 30, 2009, net sales for Thermo Materials were $31.5 million, a decrease of $7.5 million, or 19.2%, from $39.0 million in the corresponding prior year period. Accounting for this decrease was a reduction of $3.6 million in the sales of precision investment casting products and a $1.7 million reduction in refractory product sales; both due to the severe economic recession. Another factor contributing to the decrease was lower revenue of $2.0 million from the sales of crucibles due to lower per unit sales prices due to increased price competition while units sold increased for the six months ended June 30, 2009 compared to the prior year comparable period. Revenue from crucibles used in the manufacture of photovoltaic cells was $16.6 million, a decrease of $2.0 million, or 10.9%, from $18.6 million during the six months ended June 30, 2008. Sales to the defense industry during the six months ended June 30, 2009 were $4.2 million, an increase of $1.0 million, or 29.2%, from $3.2 million when compared to the corresponding prior year period.

Our Ceradyne Canada subsidiary had net sales for the three months ended June 30, 2009 of $5,000, a decrease of $2.2 million, or 99.8%, from $2.2 million in the corresponding quarter of the prior year, reflecting reduced demand for our Boral® product line and metal matrix composite products. For the six months ended June 30, 2009, net sales for Ceradyne Canada were $318,000, a decrease of $4.5 million, or 93.4%, from $4.8 million for the corresponding prior year period. Overall much lower demand for our Boral® product line by the nuclear power industry in the first half of 2009 contributed to the decrease in net sales.

Our Boron business segment comprises SemEquip, Inc., which we acquired on August 11, 2008, and Ceradyne Boron Products, which we acquired on August 31, 2007. Total net sales for this segment for the three months ended June 30, 2009 were $7.4 million, an increase of $2.2 million, or 42.1%, from $5.2 million compared to the corresponding quarter of the prior year. For the six months ended June 30, 2009, net sales for this segment were $13.5 million, an increase of $3.3 million, or 31.4%, from $10.2 million in the corresponding prior year period.

Almost all of the sales in both the three and six months ended June 30, 2009 were from Ceradyne Boron Products which had net sales of $7.3 million in the three months ended June 30, 2009, an increase of $2.1 million, or 40.5%, from $5.2 million in the three months ended June 30, 2008 and net sales of $13.2 million in the six months ended June 30, 2009, an increase of $3.0 million, or 28.6%, from $10.2 million during the six months ended June 30, 2008. The increased sales of Ceradyne Boron Products during the three and six months ended June 30, 2009 resulted from additional shipments to the nuclear industry of $2.3 million and $3.8 million, respectively, which was offset by a decrease in sales to the semiconductor industry of $180,000 and $0.9 million for the same periods, respectively. The sales contribution from the SemEquip acquisition is not expected to be significant in 2009.

Gross Profit. Our gross profit for the three months ended June 30, 2009 was $23.1 million, a decrease of $52.5 million, or 69.5%, from $75.6 million in the corresponding prior year quarter. As a percentage of net sales, gross profit was 24.2% for the three months ended June 30, 2009 compared to 40.8% for the corresponding prior year quarter. For the six months ended June 30, 2009, our gross profit was $46.7 million, a decrease of $100.4 million, or 68.3%, from $147.1 million in the prior year. As a percentage of net sales, gross profit was 23.9% for the six months ended June 30, 2009 compared to 39.4% for the corresponding prior year period. The decrease in gross profit was the result of lower body armor shipments at our Advanced Ceramic Operations division, lower production volumes of industrial products caused by reduced demand brought on by the recent sharp economic contraction resulting in an increase of unabsorbed manufacturing overhead expenses, and higher scraps rates incurred in the production of body armor. Gross profit for the three and six months ended June 30, 2009 also includes $0.6 million for accelerated depreciation of fixed assets in connection with the closing of the facility in Bazet, France owned by our ESK Ceramics France subsidiary.

Our Advanced Ceramic Operations division posted gross profit for the three months ended June 30, 2009 of $14.5 million, a decrease of $37.4 million, or 72.1%, from $51.9 million in the corresponding prior year quarter. As a percentage of net sales, gross profit was 27.5% for the three months ended June 30, 2009, which decreased from 43.5% as a percentage of net sales in the corresponding prior year quarter. The primary reasons for the decrease in gross profit were lower volumes of production of body armor products resulting in an increase of unabsorbed body armor manufacturing overhead expenses, higher scrap rates incurred in the production of body armor and unabsorbed manufacturing overhead expenses in our industrial product lines.

For the six months ended June 30, 2009, gross profit for the Advanced Ceramic Operations division was $28.1 million, a decrease of $75.2 million, or 72.8%, from $103.3 million in the corresponding prior year period. As a percentage of net sales, gross profit was 25.8% for the six months ended June 30, 2009 compared to  41.4% in the corresponding prior year period. The primary reasons gross profit decreased were lower volumes of production of body armor products resulting in an increase of unabsorbed body armor and industrial product line manufacturing overhead expenses, and sales mix caused by shipments of lower gross margin SAPI body armor products compared to the corresponding prior period.

Our ESK Ceramics subsidiary had gross profit for the three months ended June 30, 2009 of $2.4 million, a decrease of $9.6 million, or 80.3%, from $12.0 million in the corresponding prior year quarter. As a percentage of net sales, gross profit was 9.8% for the three months ended June 30, 2009, compared to 26.2% for the three months ended June 30, 2008. The decrease in gross profit as a percentage of net sales for the three months ended June 30, 2009 was the result of an unfavorable sales mix due to lower sales of ceramic powder for armor applications, and an increase in unabsorbed manufacturing overhead expenses caused by lower production volumes and reduced demand for our products as a result of the recent economic contraction.

For the six months ended June 30, 2009, gross profit for ESK Ceramics was $5.7 million, a decrease of $16.8 million, or 74.5%, from $22.5 million in the prior comparable period. As a percentage of net sales, gross profit was 12.0% for the six months ended June 30, 2009, compared to 26.5% for the six months ended June 30, 2008. The decrease in gross profit as a percentage of net sales in the six month period ended June 30, 2009 was the result of an unfavorable sales mix due to lower sales of ceramic powder for armor applications, an increase in unabsorbed manufacturing overhead expenses caused by lower production volumes and lower sales of all product lines due to reduced demand for our products as a result of the recent economic contraction and continuing losses at our Bazet, France manufacturing operations. We are in the process of closing this facility as a cost-cutting measure to elminate losses that were incurred at this facility due to the recent severe economic contraction and is consistent with Ceradyne’s ongoing objective to lower the costs of its manufacturing operations. Gross profit for the three and six months ended June 30, 2009 also includes $0.6 million for accelerated depreciation of fixed assets in connection with the closing of the facility in Bazet, France.

Our Semicon Associates division had gross profit for the three months ended June 30, 2009 of $0.6 million, an increase of $7,000, or 1.3%, from $0.6 million in the corresponding quarter of the prior year. As a percentage of net sales, gross profit was 28.9% for the three months ended June 30, 2009, compared to 26.7% for the corresponding prior year period. For the six months ended June 30, 2009, gross profit for Semicon Associates was $1.1 million, a decrease of $234,000, or 17.4%, from $1.3 million in the corresponding prior year period. As a percentage of net sales, gross profit was 27.7% for the six months ended June 30, 2009 compared to 31.0% for the corresponding prior year period. During the six month period ended June 30, 2009, decreased sales of higher margin parts from our microwave cathode product line, when compared to the corresponding prior year period, contributed to the decrease in gross profit and gross profit as a percentage of net sales for the six month period ended June 30, 2009.

Our Thermo Materials division had gross profit for the three months ended June 30, 2009 of $5.8 million, a decrease of $3.3 million, or 36.3%, from $9.1 million in the corresponding prior year quarter. As a percentage of net sales, gross profit was 37.7% for the three months ended June 30, 2009 compared to 41.7% for the corresponding prior year quarter. For the six months ended June 30, 2009, Thermo Materials had gross profit of $11.6 million, a decrease of $3.2 million, or 21.5%, from $14.8 million in the prior year period. As a percentage of net sales, gross profit was 36.8% for the six months ended June 30, 2009 compared to 37.9% for the corresponding prior year period. For both periods, the primary reasons gross profit decreased were due to lower unit sales prices of crucibles and lower sales of industrial and refractory products due to the recent world-wide economic contraction resulting in an increase of unabsorbed manufacturing overhead expenses compared to the corresponding prior periods.

Our Ceradyne Canada subsidiary had negative gross profit for the three months ended June 30, 2009 of $0.6 million, a decrease of $1.4 million, from a gross profit of $0.8 million in the corresponding quarter of the prior year, reflecting the decline in sales of our Boral® product line. For the six months ended June 30, 2009, Ceradyne Canada had negative gross profit of $1.0 million, a decrease of $2.8 million, from a gross profit of $1.8 million in the prior year period. For both periods, gross profit decreased due to significantly lower sales of our Boral® product line and metal matrix composite products to the nuclear industry resulting in an increase of unabsorbed manufacturing overhead expenses compared to the corresponding prior periods.

Our Boron business segment comprises SemEquip, Inc., and Ceradyne Boron Products. This segment had gross profit for the three months ended June 30, 2009 of $386,000, a decrease of $0.9 million, or 70.6%, from $1.3 million in the corresponding quarter of the prior year. Contributing to this decrease was SemEquip, Inc.’s negative gross profit of $1.0 million for the three months ended June 30, 2009. Their financial results were not included in the corresponding prior year period because we acquired SemEquip, Inc. on August 11, 2008. Ceradyne Boron Products had gross profit for the three months ended June 30, 2009 of $1.4 million, an increase of $123,000, or 9.4%, from a gross profit of $1.3 million in the corresponding quarter of the prior year. The change was the result of a $0.7 million increase in gross profit from sales to the nuclear industry, offset by a decline in gross profit of $0.6 million due to a decrease in sales to the semiconductor industry.

For the six months ended June 30, 2009, total gross profit of the Boron segment was $1.0 million, a decrease of $2.1 million, or 67.3%, from $3.1 million for the three months ended June 30, 2008. This decrease was the result of including SemEquip, Inc.’s negative gross profit of $2.0 million in the financial statements for the six months ended June 30, 2009 as their financial results were not included in the corresponding prior year period because we acquired SemEquip on August 11, 2008. Ceradyne Boron Products had gross profit for the six months ended June 30, 2009 of $3.0 million, a decrease of $89,000, or 2.8%, from a gross profit of $3.1 million in the corresponding period of the prior year. The change was the result of a $0.6 million increase in gross profit from sales to the nuclear industry offset by a decline in gross profit of $0.7 million due to a decrease in sales to the semiconductor industry.

Selling Expenses. Our selling expenses for the three months ended June 30, 2009 were $7.0 million, a decrease of $1.7 million, or 19.5%, from $8.7 million in the corresponding prior year quarter. Selling expenses, as a percentage of net sales, increased from 4.7% for the three months ended June 30, 2008 to 7.3% of net sales for the three months ended June 30, 2009.

For the six months ended June 30, 2009, selling expenses were $13.9 million, a decrease of $2.6 million, or 16.0%, from $16.5 million in the corresponding prior year period. Selling expenses, as a percentage of net sales, increased from 4.4% for the six months ended June 30, 2008 to 7.1% of net sales for the six months ended June 30, 2009. The primary reason for the decrease was a reduction in the number of employees and related personnel expenses.

General and Administrative Expenses. Our general and administrative expenses for the three months ended June 30, 2009 were $10.5 million, a decrease of $1.2 million, or 10.4%, from $11.7 million in the corresponding prior year quarter. General and administrative expenses, as a percentage of net sales, increased from 6.3% for the three months ended June 30, 2008 to 11.0% for the three months ended June 30, 2009. Decreases in general and administrative expenses were generated by reductions in headcount and by a reduction in bonuses due to lower pre-tax income for the three months ended June 30, 2009 compared to the corresponding prior year period. General and administrative expenses for the three months ended June 30, 2009 included $301,000 of transaction expenses in connection with our acquisition of the business and assets of Diaphorm, LLC and $1.25 million of expense to settle a class action lawsuit.

For the six months ended June 30, 2009, general and administrative expenses were $20.2 million, a decrease of $3.3 million, or 14.1%, from $23.5 million in the corresponding prior year period. General and administrative expenses, as a percentage of net sales, increased from 6.3% for the six months ended June 30, 2008 to 10.4% in the six months ended June 30, 2009. Decreases in general and administrative expenses were generated by reductions in headcount and bonuses due to lower pre-tax income for the six months ended June 30, 2009 compared to the corresponding prior year period offset by $301,000 of transaction expenses in connection with our acquisition of the business and assets of Diaphorm, LLC and $1.2 million of expense to settle a class action lawsuit.

Restructuring – Plant Closure and Severance. We recorded pre-tax restructuring and severance charges of $10.9 million for the three months ended June 30, 2009. Included in this amount are charges totaling $9.4 million due to the closing of the facility in Bazet, France owned by our ESK Ceramics France subsidiary and $1.5 million of severance charges in connection with headcount reductions in the United States and Germany during the three months ended June 30, 2009.

The charges of $9.4 million for the closure of Bazet included severance and related costs of $9.0 million and termination of contracts, and legal and other closure costs of $0.4 million. The severance charge was accounted for in accordance with SFAS No. 112, “Employers' Accounting for Postemployment Benefits an amendment of FASB Statements No. 5 and 43”, as the Company’s obligation related to employees' rights to receive compensation for future absences was attributable to employees' services already rendered, the obligation relates to rights that legally vest, payment of the compensation is probable, and the amount could be reasonably estimated based local statutory requirements. During the second quarter of 2009, we made a strategic decision to close this manufacturing plant effective later this year. We also incurred $0.6 million for accelerated depreciation of fixed assets that is reported in Cost of Goods Sold in the second quarter of 2009. We made this decision as a cost-cutting measure to eliminate losses that were incurred at this facility due to the recent severe economic contraction. This decision is consistent with our ongoing objective to lower the costs of our manufacturing operations. As a result, we anticipate that ESK Ceramics France will reduce its workforce by approximately 97 employees, primarily composed of manufacturing, production and additional support staff at the plant. Affected employees will be eligible for a severance package that includes severance pay, continuation of benefits and outplacement services. Pre-tax charges relating to this corporate restructuring will also include various other costs to close the plant. The total pre-tax charges to complete the closure are estimated to be in the range of approximately $11.0 to $13.0 million, including non-cash pre-tax charges of approximately $2.2 million relating primarily to assets that will be written off or disposed of in connection with the closure of the facility. We expect to have the plant completely closed by the end of this calendar year after finalizing discussions regarding the terms of closure with local employee representatives.

For the six months ended June 30, 2009, we recorded a pre-tax restructuring charge for a plant closure and severance expenses of $11.8 million that included the $9.4 million charge described above plus a charge of $2.4 million for severance costs in connection with headcount reductions in the United States and Germany. We also incurred $0.6 million for accelerated depreciation of fixed assets that is reported in Cost of Goods Sold for the six months ended June 30, 2009.

Goodwill Impairment. We incurred a goodwill impairment charge of $3.8 million in the three and six months ended June 30, 2009 for the goodwill associated with our Ceradyne Canada operating segment. At June 30, 2009, our market capitalization was less than our total stockholders' equity. We consider this decline to be temporary and based on general economic conditions, therefore no interim test of goodwill is required. We are required to test annually whether the estimated fair value of our reporting units is sufficient to support the goodwill assigned to those reporting units; we perform the annual test in the fourth quarter. We are also required to test goodwill for impairment before the annual  test if an event occurs or cirucmstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount, such as a significant adverse change in the business climate. We determined that the demand for its Boral® product line, which is a large part of the revenue of the Ceradyne Canada operating and reporting unit, continued to decline and that this condition required a goodwill impairment test before the annual test for this reporting unit. To complete the test for impairment, we utilized several valuation techniques in making the determination, including a discounted cash flow methodology, which requires the forecasting of cash flows and requires the selection of discount rates. We used available information to make these fair value estimates, including discount rates, commendurate with the risks relevant to the Company's business. Based on the goodwill impairment test performed on the Ceradyne Canada reporting unit, we recorded a $3.8 million impairment charge, which has been included in earnings for the period.

We also conducted a test on the forecasted undiscounted cash flows to determine whether there was an impairment on our long lived assets in our Ceradyne Canada reporting unit in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets". Based on the analysis of the forecasted undiscounted cash flows for this reporting unit, we determined that there was no impairment of the long lived assets for the Ceradyne Canada reporting unit.

As a result of the goodwill impairment test on our Ceradyne Canada unit, a test was conducted on the forecasted cash flows to determine whether there was impairment on its long lived assets. Based on the analysis of the forecasted cash flows for this reporting unit, we determined that the forecasted cash flows were sufficient to sustain the long lived assets of this reporting unit and that there was no impairment of the long lived assets.

The valuation methodologies and the underlying financial information that are used to determine fair value require significant judgments to be made by management. These judgments include, but are not limited to, long-term projects of future financial performance, terminal growth rate and the selection of an appropriate discount rate used to calculate the present value of the estimated future cash flows. The long-term projects used in the valuation were developed as a part of our annual budgeting and forecasting process. The discount rate used in the valuation was selected based upon an analysis of comparable companies and included adjustments made to account for specific attributes such as size and industry.

Research and Development Expenses. Our research and development expenses for the three months ended June 30, 2009 were $3.3 million, a decrease of $173,000, or 5.0%, from $3.4 million in the corresponding prior year quarter. Research and development expenses, as a percentage of net sales, increased from 1.9% of net sales for the three months ended June 30, 2008 to 3.4% of net sales for the three months ended June 30, 2009. For the six months ended June 30, 2009, research and development expenses were $6.7 million, an increase of $198,000, or 3.1%, from $6.5 million in the corresponding prior year period. Research and development expenses, as a percentage of net sales, increasedfrom 1.7% of net sales for the six months ended June 30, 2008 to 3.4% of net sales for the six months ended June 30, 2009.

Other Income (Expense). Our net other income (expense) for the three months ended June 30, 2009 was $1.3 million of expense, an increase of $0.8 million, from $0.5 million of expenses in the corresponding prior year quarter. The change was the result of a gain on early extinguishment of debt of $1.8 million, offset by a decrease in interest income of $1.0 million received on investments due to lower short term interest rates and $1.5 million from an other-than-temporary impairment charge from our investments in auction rate securities.

Our net other income (expense) for the six months ended June 30, 2009 was $2.8 million of expense, a decrease of $4.1 million, from $1.3 million of income in the corresponding prior year period. The primary reasons for the change were a gain on early extinguishment of debt of $1.8 million, offset by a decrease in interest income of $3.0 million received on investments due to lower short term interest rates, an other-than-temporary impairment charge of $1.6 million from our investments in auction rate securities, a loss on the sale of fixed assets of $186,000, and a loss on foreign currency translation of $336,000 for the six months ended June 30, 2009, compared to gains on foreign currency transactions of $1.2 million in the corresponding prior year period.

Income before Provision for Income Taxes. We incurred a loss before provision for income taxes for the three months ended June 30, 2009 of $13.7 million, a decrease of $64.9 million, from income before provision for income taxes of $51.2 million in the corresponding prior year quarter. For the six months ended June 30, 2009, we incurred a loss before provision for income taxes of $12.5 million, a decrease of $114.5 million, from income before provision for income taxes of $101.9 million for the six months ended June 30, 2008.

The primary reasons for the loss before provision for income taxes of $13.7 million for the three months ended June 30, 2009 were a large reduction in sales of body armor, a reduction of sales of industrial products, unabsorbed manufacturing overhead due to lower production volumes, $10.0 million pre-tax charges for the closure our Bazet, France manufacturing plant, a $3.8 million pre-tax charge for impairment of goodwill, $1.5 million of severance costs due to reductions in work force, an expense of $1.25 million to settle a class action lawsuit and $301,000 in transaction costs in connection with the acquisition of Diaphorm, LLC in June 2009. For the six months ended June 30, 2009, the primary reasons were the same as for the three months ended June 30, 2009 except that the severance costs were $2.4 million due to reductions in work force.

Our Advanced Ceramic Operations division’s income before provision for income taxes for the three months ended June 30, 2009 was $4.8 million, a decrease of $36.8 million, or 88.4%, from $41.6 million of income before provision for income taxes in the corresponding prior year quarter. For the six months ended June 30, 2009, income before provision for income taxes was $9.1 million, a decrease of $75.3 million, or 89.2%, from $84.4 million of income before provision for income taxes for the six months ended June 30, 2008. The decrease in income before provision for income taxes for both the three and six month periods ended June 30, 2009 was due to substantially lower sales of body armor, underabsorbed manufacturing overhead expenses because of lower volumes of production of body armor and industrial products, higher scrap rates incurred in the production of body armor and the settlement of a class action lawsuit for $1.25 million. We also incurred severance expenses in connection with reductions in workforce of $14,000 and $485,000 in the three and six months ended June 30, 2009, respectively.

Our ESK Ceramics subsidiary incurred a loss before provision for income taxes for the three months ended June 30, 2009 of $15.7 million, a decrease of $18.4 million, from income before provision for income taxes of $2.8 million in the corresponding prior year quarter. For the six months ended June 30, 2009, this subsidiary recorded a loss before provision for income taxes was $20.1 million, a decrease of $25.5 million, from income before provision for income taxes of $5.4 million in the corresponding prior year period. For both periods, the primary causes of the decrease in income before provision for income taxes were an $10.0 million for the closure of our Bazet, France manufacturing plant, severance expenses in Germany  of $379,000 in the first qurter of 2009 and $1.5 million in the second quarter of 2009 due to a reduction in work force, an unfavorable sales mix due to lower sales of ceramic powder for armor applications and unabsorbed manufacturing overhead expenses caused by significantly lower sales and production volume.

Our Semicon Associates division’s income before provision for income taxes for the three months ended June 30, 2009 was $239,000, a decrease of $17,000, or 6.6%, from $256,000 of income before provision for income taxes in the corresponding prior year quarter. For the six months ended June 30, 2009, income before provision for income taxes was $473,000, a decrease of $265,000, or 35.9%, from $0.7 million of income before provision for income taxes in the corresponding prior year period. The decrease in income before provision for income taxes for the six months ended June 30, 2009 was primarily caused by a reduction in the sales of microwave cathode products due to the recent economic contraction.

Our Thermo Materials division’s income before provision for income taxes for the three months ended June 30, 2009 was $3.6 million, a decrease of $2.3 million, or 39.9%, from $5.9 million of income before provision for income taxes in the corresponding prior year quarter. For the six months ended June 30, 2009, income before provision for income taxes was $7.2 million, a decrease of $1.8 million, or 20.2%, from $9.0 million of income before provision for income taxes in the corresponding prior year period. The decrease in income before provision for income taxes in both periods was due to lower sales of crucibles when compared to the corresponding prior year periods, and a reduction in sales of refractory and industrial products due to the recent economic contraction.

Our Ceradyne Canada subsidiary incurred a loss before provision for income taxes for the three months ended June 30, 2009 of $4.8 million, a decrease of $4.9 million, from income before provision for income taxes of $40,000 in the corresponding prior year quarter. For the six months ended June 30, 2009, this subsidiary recorded a loss before provision for income taxes of $5.6 million, a decrease of $6.3 million, from income before provision for income taxes of $0.7 million of income before provision for income taxes in the corresponding prior year period. For both periods, the decrease in income before provision for income taxes was due to a sharp decrease in demand of our Boral® product line and metal matrix composite products.

Our Boron business segment comprises SemEquip, Inc., which we acquired on August 11, 2008, and Ceradyne Boron Products, which we acquired on August 31, 2007. The loss before provision for income taxes for this segment for the three months ended June 30, 2009 was $1.9 million, an increase of $1.7 million, from a loss before provision for income taxes of $151,000 in the corresponding prior year quarter. For the six months ended June 30, 2009, the loss before provision for income taxes was $3.7 million, a decrease of $4.0 million, from income before provision for income taxes of $333,000 in the corresponding prior year period. The increases in the loss before provision for income taxes for this segment for the three and six months ended June 30, 2009 was the result of including SemEquip, Inc.’s loss before provision for income taxes of $2.0 million and $4.1 million, respectively.

Income Taxes. We had a combined federal and state tax rate of 18.2% for the three months ended June 30, 2009 resulting in a benefit for income taxes of $2.5 million, a decrease of $21.1 million, from $18.6 million provision for income taxes in the corresponding prior year quarter. Our effective tax rate was 36.3% for the three months ended June 30, 2008. We had a combined federal and state tax rate of 16.2% for the six months ended June 30, 2009 reflecting a tax benefit of $2.0 million, a decrease of $39.0 million, from $36.9 million of the provision for income taxes in the corresponding prior year period. This compared to a 36.2% effective tax rate in the same period in 2008. The lower effective tax rates in the three and six month periods ended June 30, 2009, when compared to the same periods last year, resulted from a higher proportion of our expected full year pre-tax income originating from our operations in China where we did not pay income tax, partially offset by non-deductible operating losses and accelerated depreciation of fixed assets recognized in connection with the restructuring in Bazet, France.

Liquidity and Capital Resources

We generally have met our operating and capital requirements with cash flow from operating activities, borrowings under our credit facility, and proceeds from the sale of shares of our common stock.

Our net cash position decreased by $77.7 million during the six months ended June 30, 2009 compared to a $39.9 million increase during the six months ended June 30, 2008. The major reasons for the decrease in our cash position were a net loss of $10.5 million, purchases of marketable securities for $118.5 million which was offset by sales of marketable securities of $61.2 million for a net outflow of $57.3 million, the use of $20.3 million of our cash to purchase $24.5 million face value of our convertible bonds, an expenditure of $9.7 million for an acquisition, and purchases of property, plant and equipment in the amount of $12.3 million.

For the six months ended June 30, 2009, cash flow provided by operating activities amounted to $23.7 million compared to $82.8 million during the six months ended June 30, 2008. The primary factors contributing to cash flow from operating activities in the six months ended June 30, 2009, were adjustments of non-cash amounts related to depreciation and amortization of $19.4 million, non cash interest on convertible debt of $2.0 million, goodwill impairment of our Ceradyne Canada segment of $3.8 million, stock compensation of $1.8 million and a loss on marketable securities of $1.6 million. Additional factors contributing to the increase in cash flow provided by operating activities were increases in accounts payable and accrued expense balances of $8.7 million. Offsetting these were a net loss of $10.5 million, an increase in accounts receivable of $3.2 million due to slower collections from the federal government, and an increase in production tooling supplies of $1.2 million.

Investing activities consumed $79.3 million of cash during the six months ended June 30, 2009. This included $9.7 million for the acquisition of substantially all of the business and assets and all technology and intellectual property related to ballistic combat and non-combat helmets of Diaphorm Technologies, LLC, based in Salem, New Hampshire. We invested $118.5 million for the purchase of marketable securities as we extended the maturities of our investments in an attempt to increase our return. We also spent $12.3 million for the purchase of property, plant and equipment. Included in this amount is $6.6 million for improvements in the production of ceramic crucibles at our China and Atlanta facilities. These expenditures for investing actitivies were partially offset by $61.2 million of proceeds from sales and maturities of marketable securities.

Financing activities during the six months ended June 30, 2009 consumed $22.4 million. During the six months ended June 30, 2009, we purchased and retired 257,000 shares of our common stock at an aggregate cost of $4.6 million under a stock repurchase program authorized by our Board of Directors. We are authorized to repurchase and retire an additional $50.6 million for a total of $100.0 million. We also purchased and retired an aggregate amount of $24.5 million of our convertible debt for $20.3 million; $17.7 million of this amount is reflected in financing activities and the balance of $2.6 million was attributable to payments of accreted interest on the debt discount and is reflected in cash flows from operating activities.

The negative effect of exchange rates on cash and cash equivalents of $0.2 million during the six months ended June 30, 2009 was due to our investment in our German subsidiary, ESK Ceramics, and in our Chinese subsidiary, Ceradyne (Tianjin) Technical Ceramics, Ltd.

During December 2005, we issued $121.0 million principal amount of 2.875% senior subordinated convertible notes due December 15, 2035. During the three months ended June 30, 2009, we purchased an aggregate of $24.5 million principal face amount of the $121.0 million of Notes that were outstanding on March 31, 2009 at a purchase price of $20.3 million, reducing the outstanding balance of the Notes to $96.5 million. We have $29.7 million remaining of the original $50 million authorization to repurchase and retire part of the outstanding Notes. The carrying amount of the Notes purchased was $21.2 million and the estimated fair value of the Notes exclusive of the conversion feature was $19.0 million. The difference between the carrying amount of $21.2 million and the estimated fair value of $19.0 million was recognized as a gain of $2.1 million upon early extinguishment of debt, which was partially offset by writeoff of associated unamortized debt issuance costs of $347,000, resulting in a net gain of $1.8 million. The difference between the estimated fair value of $19.0 million and the purchase price of $20.3 million was $1.3 million and was charged to additional paid-in capital. Upon adoption of FASB Staff Position (“FSP”) No. APB 14-1, “Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”), $2.6 million of the purchase price was attributable to accreted interest on the debt discount and is presented in the statement of cash flows for the six months ended June 30, 2009 as payments of accreted interest on convertible debt in cash flow from operating activities and the remaining $17.7 million is presented as repayments of convertible debt in cash flow from financing activities.

As of  and December 31, 2008, long-term debt and the equity component (recorded in additional paid in capital, net of income tax benefit) associated with FSP APB 14-1 comprised the following (in thousands):

	June 30, 2009	December 31, 2008
Long-term debt
Principal amount	$96,500	$121,000
Unamortized discount	(13,040)	(18,369)
Net carrying amount	$83,460	$102,631

Equity component, net of income tax benefit	$18,082	$17,228

The discount on the liability component of long-term debt is being amortized using the effective interest method based on an annual effective rate of 7.5% through December 2012. The amount of interest expense recognized relating to both the contractual interest coupon and the amortization of the discount on the liability component was $1.8 million in each of the three month periods ended June 30, 2009 and 2008, and $3.6 million in each of the six month periods ended June 30, 2009 and 2008.

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

We are obligated to pay contingent interest to the holders of the notes during any six-month period from June 15 to December 14 and from December 15 to June 14, commencing with the six-month period beginning December 20, 2010 and ending on June 14, 2011, if the average trading price of the note for the five trading day period ending on the third trading day immediately preceding the first day of the relevant contingent interest period equals $1,200 (120% of the principal amount of a note) or more. The amount of contingent interest payable per note for any relevant contingent interest period shall equal 0.25% per annum of the average trading price of a note for the five trading day period ending on the third trading day immediately preceding the first day of the relevant contingent interest period. This contingent interest payment feature represents an embedded derivative. However, based on the de minimus value associated with this feature, no value has been assigned at issuance and at June 30, 2009.

In December 2005, we established a new unsecured $10.0 million line of credit. As of June 30, 2009, there were no outstanding amounts on the line of credit. However, the available line of credit at June 30, 2009 has been reduced by an outstanding letter of credit in the amount of $1.8 million. The interest rate on the credit line is based on the LIBOR rate for a period of one month, plus a margin of 0.625 percent, which equaled 0.9% as of June 30, 2009.

Pursuant to the bank line of credit, we are subject to certain covenants, which include, among other things, the maintenance of specified minimum amounts of tangible net worth and quick assets to current liabilities ratio. At June 30, 2009, we were in compliance with these covenants.

Our cash, cash equivalents, restricted cash and short-term investments totaled $204.0 million at June 30, 2009, compared to $224.1 million at December 31, 2008. At June 30, 2009, we had working capital of $375.4 million, compared to $400.8 million at December 31, 2008. Our cash position includes amounts denominated in foreign currencies. The repatriation of cash balances from our ESK Ceramics subsidiary does not result in additional tax costs while repatriation of cash balances from our China Tianjin subsidiary results in an additional 15% tax. We believe that our current cash and cash equivalents on hand and cash available from the sale of short-term investments, cash available from additional borrowings under our revolving line of credit and cash we expect to generate from operations will be sufficient to finance our anticipated capital and operating requirements for at least the next 12 months.

Our anticipated capital requirements primarily relate to the expansion of our manufacturing facilities in China. We also may utilize cash, and, to the extent necessary, borrowings from time to time to acquire other businesses, technologies or product lines that complement our current products, enhance our market coverage, technical capabilities or production capacity, or offer growth opportunities. From time to time, we may utilize cash to repurchase our common stock or our convertible debt.

In June 2009, we acquired substantially all of the business and assets and all technology and intellectual property related to ballistic combat and non-combat helmets of Diaphorm Technologies, LLC, based in Salem, New Hampshire. The purchase price consisted of $9.7 million in cash paid at closing, the assumption of approximately $274,000 of liabilities, plus contingent consideration not to exceed $10.0 million over the next 5 years based upon performance milestones and revenues achieved during that period from Diaphorm’s existing products and new products developed using Diaphorm technology. We used a portion of our existing cash for the payment made at closing.

Our material contractual obligations and commitments as of June 30, 2009 include a $9.3 million reserve for unrecognized tax benefits. The reserve is classified as long term liabilities on our Consolidated Balance Sheet as of June 30, 2009.

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

Our long term investments at June 30, 2009 included $25.4 million of auction rate securities. To date, the Company has incurred $6.0 million in pre-tax charges against other comprehensive income and pre-tax other than temporary impairment charges of $9.6 million related to auction rate securities. Our investments in auction rate securities represent interests in insurance securitizations supported by pools of residential and commercial mortgages, asset backed securities and other structured credits relating to the credit risk of various bond guarantors. These auction rate securities were intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. During the second half of the year 2007, during 2008 and during the six month period ended June 30, 2009, the auctions for these securities failed. As a result of current negative conditions in the global credit markets, auctions for our investment in these securities have recently failed to settle on their respective settlement dates. Consequently, the investments are not currently liquid through the normal auction process and may be liquid if a buyer is found outside the auction process.

Prior to June 30, 2008, the Company was able to determine the fair value of its investments in auction rate securities using a market approach valuation technique based on Level 2 inputs that did not require significant adjustment. Since June 30, 2008, the market demand for auction rate securities has declined significantly due to the complexity of these instruments, the difficulty of determining the values of some of the underlying assets, declines in the issuer’s credit quality and disruptions in the credit markets. At June 30, 2009, the Company determined that the market for its investments in auction rate securities and for similar securities was not active since there were few observable or recent transactions for these securities or similar securities. The Company’s investments in auction rate securities were classified within Level 3 of the fair value hierarchy because the Company determined that significant adjustments using unobservable inputs were required to determine fair value as of June 30, 2009.

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

s	Probability of earning maximum rate until maturity
s	Probability of passing auction at some point in the future
s	Probability of default at some point in the future (with appropriate loss severity assumptions)

The Company determined that the appropriate risk-free discount rate (before risk adjustments) used to discount the contractual cash flows of its auction rate securities ranged from 0.3% to 3.9%, based on the term structure of the auction rate security. Liquidity risk premiums are used to adjust the risk-free discount rate for each auction rate security to reflect uncertainty and observed volatility of the current market environment. This risk of nonperformance has been captured within the probability of default and loss severity assumptions noted above. The risk-adjusted discount rate, which incorporates liquidity risk, appropriately reflects the Company’s estimate of the assumptions that market participants would use (including probability weighted inputs noted above) to estimate the selling price of the asset at the measurement date.

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

We enter into foreign exchange forward contracts to reduce earnings and cash flow volatility associated with foreign exchange rate changes to allow our management team to focus its attention on its core business operations. Accordingly, we enter into contracts which change in value as foreign exchange rates change to economically offset the effect of changes in value of foreign currency assets and liabilities, commitments and anticipated foreign currency denominated sales and operating expenses. We enter into foreign exchange forward contracts in amounts between minimum and maximum anticipated foreign exchange exposures, generally for periods not to exceed one year. These derivative instruments are not designated as accounting hedges. We had an outstanding foreign exchange forward contract for six million Euros at .

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

Our debt is comprised of $96.5 million of a convertible note with a fixed coupon rate of 2.875% (“Notes”). The fair value of long-term debt was $80.2 million and is based on quoted market prices at June 30, 2009.

During the three months ended June 30, 2009, we purchased an aggregate of $24.5 million principal face amount of the $121.0 million of Notes that were outstanding on March 31, 2009 at a purchase price of $20.3 million. The carrying amount of the Notes purchased was $21.2 million and the estimated fair value of the Notes exclusive of the conversion feature was $19.0 million. The difference between the carrying amount of $21.2 million and the estimated fair value of $19.0 million was recognized as a gain of $2.1 million upon early extinguishment of debt, which was partially offset by writeoff of associated unamortized debt issuance costs of $347,000, resulting in a net gain of $1.8 million. The difference between the estimated fair value of $19.0 million and the purchase price of $20.3 million was $1.3 million and was charged to additional paid-in capital. As a result of the adoption of FASB Staff Position (“FSP”) No. APB 14-1, “Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”), $2.6 million of the purchase price was attributable to accreted interest on the debt discount and is presented in the statement of cash flows for the six months ended June 30, 2009 as payments of accreted interest on convertible debt in cash flow from operating activities and the remaining $17.7 million is presented as repayments of convertible debt in cash flow from financing activities.

Approximately 31.9% of our revenues for the six months ended June 30, 2009 were derived from operations outside the United States. Overall, we are a net recipient of currencies other than the U.S. dollar and, as such, we benefit from a weaker dollar and are adversely affected by a stronger dollar relative to major currencies worldwide. Accordingly, changes in exchange rates, and in particular a strengthening of the U.S. dollar, may negatively affect net sales, gross profit, and net income from our subsidiary, ESK Ceramics, as expressed in U.S. dollars. This would also negatively impact our consolidated reported results.

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

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2009 (the end of the period covered by this report). Based on this evaluation, our principal executive officer and principal financial officer concluded that our current disclosure controls and procedures (as defined in Rules 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934) are effective.

Changes in Internal Control over Financial Reporting
Our management evaluated our internal control over financial reporting and there have been no changes during the fiscal quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

In August, September and December 2006, shareholder derivative lawsuits were filed in the California Superior Court for Orange County, purportedly on behalf of Ceradyne against various current and former officers and directors of the Company relating to alleged backdating of stock options. Each state court complaint alleged claims for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, accounting, rescission, constructive trust, and violations of California Corporations Code. All state court actions were consolidated into one case, designated, In re Ceradyne, Inc. Derivative Litigation, Orange County Superior Court, Case No. 06−CC−00156.

In September and December 2006, shareholder derivative lawsuits were filed in the United States District Court for the Central District of California, purportedly on behalf of Ceradyne against various current and former officers and directors of the Company relating to alleged backdating of stock options. All federal court actions were consolidated into one case, designated, In re Ceradyne, Inc. Derivative Litigation, Master File No. SA CV 06−919 JVS. The consolidated federal action alleged, pursuant to a first amended consolidated complaint filed on September 17, 2007,  claims for violations of Section 10(b) of the Securities Exchange Act and Rule 10b-5 thereunder, violations of Section 14(a) of the Securities Exchange Act, violations of Section 20(a) of the Securities Exchange Act, insider selling under the California Corporations Code, as well as common law claims for accounting, breach of fiduciary duty, aiding and abetting breaches of fiduciary duty, unjust enrichment, rescission and waste.

The plaintiffs in both the state and federal actions sought to require the individual defendants to rescind stock options they received which had an exercise price below the closing price of the Company’s common stock on the date of grant, to disgorge the proceeds of options exercised, to reimburse the Company for damages of an unspecified amount, and also sought certain equitable relief, attorneys’ fees and costs.

On October 26, 2007, the Company and the individual defendants filed motions to dismiss the first amended consolidated complaint in the federal action. In December 2007, plaintiffs filed a second amended consolidated complaint.

In summary, the Company faced two shareholder derivative actions which contained substantially similar allegations. The cases filed in the Orange County Superior Court were consolidated into one case, designated, In re Ceradyne, Inc. Derivative Litigation, Orange County Superior Court, Case No. 06−CC−00156. The cases filed in the United States District Court for the Central District of California were consolidated into one case, designated, In re Ceradyne, Inc. Derivative Litigation, Master File No. SA CV 06−919 JVS.

On September 26, 2008, all of the parties to the two derivative actions entered into a memorandum of understanding agreeing in principle to a proposed global settlement of these derivative actions. On November 28, 2008, the parties filed a stipulation of settlement with the federal court. The proposed settlement called for the Company to adopt certain corporate governance reforms and payment by the Company’s insurance carrier of $1.125 million in attorney’s fees to the plaintiffs’ attorneys, without any payment by Ceradyne or the other defendants, and for dismissal of the actions with prejudice. The Company and the individual defendants have denied and continue to deny any and all allegations of wrongdoing in connection with this matter, but believe that given the uncertainties and cost associated with litigation, the settlement is in the best interests of the Company, its stockholders, and the individual defendants.

On June 9, 2009, the federal court granted final approval of the global settlement and awarded the plaintiffs' attorneys fees and costs of $1.125 million to be paid by the Company's insurance carrier. On June 11, 2009, the federal court entered judgment dismissing with prejudice the consolidated action In re Ceradyne, Inc. Derivative Litigation, Master File No. SA CV 06−919 JVS, and on July 11, 2009, the state court dismissed with prejudice the consolidated action In re Ceradyne, Inc. Derivative Litigation, Orange County Superior Court, Case No. 06-CC-00156.

The time for appeal from the federal court's order approving the settlement has passed, and no notices of appeal have been filed. As a result, the settlement has become final.

Daniel Vargas, Jr. v. Ceradyne, Inc., Orange County Superior Court, Civil Action No. 07CC01232:

A class action lawsuit was filed on March 23, 2007, in the California Superior Court for Orange County, in which it was asserted that the representative plaintiff, a former Ceradyne employee, and the putative class members, were not paid overtime at an appropriate overtime rate. The complaint alleges that the purportedly affected employees should have had their regular rate of pay for purposes of calculating overtime adjusted to reflect the payment of a bonus to them for the four years preceding the filing of the complaint, up to the present time. The complaint further alleges that a waiting time penalty should be assessed for the failure to timely pay the correct overtime payment. Ceradyne filed an answer denying the material allegations of the complaint. The motion for class certification was heard on November 13, 2008 and class certification was granted. On January 6, 2009, the court entered an order certifying the class. Ceradyne contends that the lawsuit is without merit on the basis that the bonuses that have been paid are discretionary and not of the type that are subject to inclusion in the regular hourly rate for purposes of calculating overtime. After a request for review by the Court of Appeal of the decision to grant class certification, a day-long mediation before a third-party neutral mediator, and an evaluation of the cost of litigation and the financial exposure in the case, Ceradyne agreed to provide a settlement fund of $1.25 million to resolve all issues in the litigation. The settlement specifically states that neither party is admitting to liability or lack thereof. The plaintiff’s counsel is preparing a motion for approval of the settlement by the court and such motion is expected to be heard in August 2009. The settlement provides for reversion of any unclaimed amounts from the settlement fund back to Ceradyne.

Item 1A.                      Risk Factors

There have been no significant changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2.                                Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information regarding shares of our common stock that we repurchased during the three month period ended June 30, 2009.

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to April 30, 2009	-	-	1,628,237	$54,462,331
May 1 to May 31, 2009	207,000	$18.43	1,835,237	$50,646,991
June 1 to June 30, 2009	-	-	1,835,237	$50,646,991
Total	207,000	$18.43	1,835,237	$50,646,991

(1)
On March 4, 2008, we announced that our board of directors had authorized the repurchase and retirement of up to $100 million of our common stock in open market transactions, including block purchases, or in privately negotiated transactions. We did not set a time limit for completion of this repurchase program, and we may suspend or terminate it at any time.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

The following matters were voted upon at the Annual Meeting of Stockholders held on June 9, 2009:

1.	The following six persons were elected to the Board of Directors of the Company to serve until the next annual meeting of stockholders or until their successors are elected and have qualified:

	Number of Votes Cast
	For	Authority Withheld
Joel P. Moskowitz	22,626,088	1,365,007
Richard A. Alliegro	17,461,554	6,529,541
Frank Edelstein	17,468,638	6,522,457
Richard A. Kertson	22,940,033	1,051,062
William C. LaCourse	23,230,630	760,465
Milton L. Lohr	17,429,686	6,561,409

2.	The appointment of PricewaterhouseCoopers LLP to serve as the Company’s independent registered public accounting firm for the year ending December 31, 2009 was approved by the following vote:

For:	23,544,936	Against:	397,713	Abstain:	48,435

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

(a)	Exhibits:

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

CERADYNE, INC.

Date: July 28, 2009	By:	/s/ JERROLD J. PELLIZZON
Jerrold J. Pellizzon
Vice President Chief Financial Officer (Principal Financial and Accounting Officer)

Index to Exhibits

Exhibit	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.