Form 10-Q
period 2009-09-30
CERADYNE INC
filed 2009-10-27
CIK 18937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 23, 2009
Common Stock, $0.01 par value	25,680,354 Shares

Exhibit Index on Page 45

CERADYNE, INC.

INDEX

		PAGE NO.
PART I.	FINANCIAL INFORMATION

Item 1.	Unaudited Consolidated Financial Statements	3

	Consolidated Balance Sheets – September 30, 2009 and December 31, 2008	3

	Consolidated Statements of Income – Three and Nine Months Ended September 30, 2009 and 2008	4

	Consolidated Statements of Cash Flows – Nine Months Ended September 30, 2009 and 2008	5

	Notes to Consolidated Financial Statements	6-24

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25-39

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	40-41

Item 4.	Controls and Procedures	42

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	42

Item 1A.	Risk Factors	42

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	42-43

Item 3.	Not applicable	43

Item 4.	Not applicable	43

Item 5.	Not applicable	43

Item 6.	Exhibits	43

SIGNATURE		44

CERADYNE, INC.
FORM 10-Q
FOR THE QUARTER ENDED
September 30, 2009

PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Consolidated Financial Statements

CERADYNE, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)
	September 30, 2009	December 31, 2008
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$143,718	$215,282
Restricted cash	3,130	2,702
Short-term investments	78,739	6,140
Accounts receivable, net of allowances for doubtful accounts of $840
and $686 at September 30, 2009 and December 31, 2008, respectively	65,618	64,631
Other receivables	4,094	5,316
Inventories, net	98,751	101,017
Production tooling, net	13,620	14,563
Prepaid expenses and other	24,100	24,170
Deferred tax asset	15,290	11,967
TOTAL CURRENT ASSETS	447,060	445,788
PROPERTY, PLANT AND EQUIPMENT, net	247,363	251,928
LONG TERM INVESTMENTS	24,978	24,434
INTANGIBLE ASSETS, net	90,380	84,384
GOODWILL	44,096	45,324
OTHER ASSETS	2,512	2,669
TOTAL ASSETS	$856,389	$854,527

CURRENT LIABILITIES
Accounts payable	$30,577	$22,954
Accrued expenses	23,400	21,999
Income taxes payable	2,142	-
TOTAL CURRENT LIABILITIES	56,119	44,953
LONG-TERM DEBT	81,338	102,631
EMPLOYEE BENEFITS	21,071	19,088
OTHER LONG TERM LIABILITY	46,406	41,816
DEFERRED TAX LIABILITY	6,967	7,045
TOTAL LIABILITIES	211,901	215,533
COMMITMENTS AND CONTINGENCIES (Note 15)
SHAREHOLDERS’ EQUITY
Common stock, $0.01 par value, 100,000,000 authorized, 25,680,354 and 25,830,374 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	257	259
Additional paid-in capital	163,089	163,291
Retained earnings	456,175	461,741
Accumulated other comprehensive income	24,967	13,703
TOTAL SHAREHOLDERS’ EQUITY	644,488	638,994
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$856,389	$854,527

See accompanying condensed notes to Consolidated Financial Statements

CERADYNE, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)
NET SALES	$107,954	$167,746	$302,993	$541,258
COST OF GOODS SOLD	79,329	101,082	227,717	327,504
Gross profit	28,625	66,664	75,276	213,754
OPERATING EXPENSES
Selling	6,758	8,443	20,643	24,966
General and administrative	10,779	11,703	30,976	35,208
Acquisition related charge (credit)	(795)	9,783	(795)	9,783
Research and development	2,862	4,527	9,512	10,979
Restructuring - plant closure and severance	88	-	11,931	-
Goodwill impairment	-	-	3,832	-
	19,692	34,456	76,099	80,936
INCOME (LOSS) FROM OPERATIONS	8,933	32,208	(823)	132,818
OTHER INCOME (EXPENSE):
Interest income	901	1,772	2,424	6,273
Interest expense	(1,520)	(1,977)	(5,469)	(5,891)
Gain on early extinguishment of debt	96	-	1,881	-
Loss on auction rate securities	(1,849)	(2,958)	(3,480)	(3,545)
Miscellaneous	(197)	382	(694)	1,702
	(2,569)	(2,781)	(5,338)	(1,461)
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	6,364	29,427	(6,161)	131,357
PROVISION (BENEFIT) FOR INCOME TAXES	1,428	10,609	(595)	47,546
NET INCOME (LOSS)	$4,936	$18,818	$(5,566)	$83,811
BASIC INCOME (LOSS) PER SHARE	$0.19	$0.72	$(0.22)	$3.15
DILUTED INCOME (LOSS) PER SHARE	$0.19	$0.71	$(0.22)	$3.12
WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	25,681	26,272	25,737	26,568
DILUTED	25,798	26,563	25,737	26,888

See accompanying condensed notes to Consolidated Financial Statements

CERADYNE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
	Nine Months Ended September 30,
	2009	2008
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(5,566)	$83,811
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Depreciation and amortization	28,649	30,122
Non cash interest expense on convertible debt	2,817	2,887
Gain on early extinguishment of debt	(1,880)	-
Payments of accreted interest on repurchased convertible debt	(2,956)	-
Deferred income taxes	(3,047)	(656)
Stock compensation	2,906	2,233
Loss on marketable securities	3,480	3,545
Goodwill impairment	3,832	-
Loss on equipment disposal	425	125
Change in operating assets and liabilities (net of effect of businesses acquired):
Accounts receivable, net	94	22,680
Other receivables	1,352	(3,597)
Inventories, net	5,387	(5,079)
Production tooling, net	995	2,597
Prepaid expenses and other assets	476	(18,129)
Accounts payable and accrued expenses	8,985	(5,456)
Income taxes payable	1,900	549
Other long term liability	(510)	10,350
Employee benefits	1,071	1,014
NET CASH PROVIDED BY OPERATING ACTIVITES	48,410	126,996
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(13,588)	(35,938)
Changes in restricted cash	(428)	(39)
Purchases of marketable securities	(136,173)	-
Proceeds from sales and maturities of marketable securities	64,051	21,700
Cash paid for acquisitions	(9,655)	(26,855)
Proceeds from sale of equipment	72	24
NET CASH USED IN INVESTING ACTIVITIES	(95,721)	(41,108)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock due to exercise of options	14	302
Excess tax benefit due to exercise of stock options	24	287
Shares repurchased	(5,099)	(34,919)
Reduction on long term debt	(20,239)	-
NET CASH USED IN FINANCING ACTIVITIES	(25,300)	(34,330)
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	1,047	(2,175)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(71,564)	49,383
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	215,282	155,103
CASH AND CASH EQUIVALENTS, END OF PERIOD	$143,718	$204,486
SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES:
Interest paid	$1,555	$1,744
Income taxes paid	$692	$62,692

See accompanying condensed notes to Consolidated Financial Statements

CERADYNE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(Unaudited)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement have been included. Operating results for the nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. For further information, refer to the Consolidated Financial Statements and Notes to Financial Statements included in Ceradyne’s current report on Form 8-K dated June 12, 2009.December 31, 2005

2.	Share Based Compensation

Share-based compensation expense for the three and nine months ended September 30, 2009 was $1.1 million and $2.9 million, respectively, which was related to stock options and restricted stock units. This compared to $0.8 million and $2.2 million for the three and nine months ended September 30, 2008, respectively.

Share-based compensation expense is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Forfeitures are estimated at the time of grant in order to estimate the amount of share-based awards that will ultimately vest. The forfeiture rate is based on historical rates. Share-based compensation expense recognized in the Company’s Consolidated Statements of Income for the three and nine month periods ended September 30, 2009 includes (i) compensation expense for share-based payment awards granted prior to, but not yet vested as of January 1, 2006, based on the estimated grant-date fair value and (ii) compensation expense for the share-based payment awards granted subsequent to December 31, 2005, based on the estimated grant-date fair value. Since share-based compensation expense recognized in the Consolidated Statements of Income for the three and nine month periods ended September 30, 2009 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures.

The Company maintains the 1994 Stock Incentive Plan and 2003 Stock Incentive Plan.

The Company was authorized to grant options for up to 2,362,500 shares under its 1994 Stock Incentive Plan. The Company has granted options for 2,691,225 shares and has had cancellations of 396,911 shares through September 30, 2009. There are no remaining stock options available to grant under this plan. The options granted under this plan generally became exercisable over a five-year period for incentive stock options and six months for nonqualified stock options and have a maximum term of ten years.

The 2003 Stock Incentive Plan was amended in 2005 to allow the issuance of Restricted Stock Units (the “Units”) to eligible employees and non-employee directors. The Units are payable in shares of the Company’s common stock upon vesting. For directors, the Units typically vest annually over three years following the date of their issuance. For officers and employees, the Units typically vest annually over five years following the date of their issuance.

The Company may grant options and Units for up to 1,125,000 shares under the 2003 Stock Incentive Plan. The Company has granted options for 475,125 shares and Units for 576,826 shares under this plan through September 30, 2009. There have been cancellations of 99,375 shares associated with this plan through September 30, 2009. The options under this plan have a life of ten years.

During the three and nine months ended September 30, 2009 and 2008, the Company issued Units to certain directors, officers and employees with weighted average grant date fair values and Units issued as indicated in the table below. The Company records compensation expense for the amount of the grant date fair value on a straight line basis over the vesting period.

Share-based compensation expense reduced the Company’s results of operations as follows (dollars in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Share-based compensation expense recognized:
General and administrative, options	$45	$112	$185	$345
General and administrative, restricted stock units	1,085	728	2,722	1,887
Related deferred income tax benefit	(450)	(305)	(1,158)	(810)
Decrease in net income	$680	$535	$1,749	$1,422
Decrease in basic earnings per share	$0.03	$0.02	$0.07	$0.05
Decrease in diluted earnings per share	$0.03	$0.02	$0.07	$0.05

The amounts above include the impact of recognizing compensation expense related to non-qualified stock options.

As of September 30, 2009, there was $0.5 million of total unrecognized compensation cost related to 6,000 non-vested outstanding stock options, with a weighted average value of  $20.74 per share. The unrecognized expense is anticipated to be recognized on a straight-line basis over a weighted average period of 0.3 years. In addition, the aggregate intrinsic value of stock options exercised was $58,000 and $0.6 million for the nine months ended September 30, 2009 and 2008.

As of September 30, 2009, there was approximately $10.2 million of total unrecognized compensation cost related to non-vested Units granted under the 2003 Stock Incentive Plan. That cost is expected to be recognized over a weighted average period of 3.3 years.

The following is a summary of stock option activity:

	Nine Months Ended September 30, 2009
	Number of Options	Weighted Average Exercise Price
Outstanding, December 31, 2008	462,900	$12.14
Options granted	-	$-
Options exercised	(3,400)	$3.55
Options cancelled	-	$-
Outstanding, September 30, 2009	459,500	$12.28
Exercisable, September 30, 2009	453,500	$12.19

The following is a summary of Unit activity:

	Nine Months Ended September 30, 2009
	Number of Units	Weighted Average Grant Fair Value
Non-vested Units at December 31, 2008	271,264	$45.90
Granted	181,350	$19.48
Forfeited	(23,350)	$44.98
Vested	(81,640)	$41.48
Non-vested Units at September 30, 2009	347,624	$33.22

The following table summarizes information regarding options outstanding and options exercisable at September 30, 2009:

	Outstanding				Exercisable
Range of Exercise Prices	Number of Options	Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (000s)	Number of Options	Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (000s)
$2.98 - $4.58	211,475	2.34	$4.12	$3,005	211,475	2.34	$4.12	$3,005
$10.53 - $16.89	122,025	3.95	$16.89	$176	122,025	3.95	$16.89	$176
$18.80 - $24.07	126,000	4.97	$21.51	$-	120,000	4.94	$21.63	$-
	459,500	3.49	$12.28	$3,181	453,500	3.46	$12.19	$3,181

The following table summarizes information regarding Units outstanding at September 30, 2009:

	Outstanding
Range of Grant Prices	Number of Units	Average Remaining Contractual Life (Years)	Weighted Average Grant Fair Value
$16.53 - $22.68	176,150	3.82	$ 19.80
$37.41 - $39.43	80,084	3.47	$ 38.60
$42.28 - $45.70	44,900	3.38	$ 44.51
$52.47 - $62.07	26,220	1.97	$ 58.70
$66.35 - $81.18	20,270	2.42	$ 70.56
	347,624	3.46	$ 33.22

3.	Net Income Per Share

Basic net income per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted net income per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding plus the effect of any dilutive stock options and restricted stock units using the treasury stock method and the net share settlement method for the convertible debt. During the three and nine months ended September 30, 2009 and 2008, the average trading price of the Company’s stock did not exceed the conversion price of the convertible debt.

The following is a summary of the number of shares entering into the computation of net income per common and potential common shares:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Weighted average number of shares outstanding	25,680,741	26,271,812	25,737,162	26,568,011
Dilutive stock options	117,247	261,487	-	256,585
Dilutive restricted stock units	-	30,066	-	63,655
Dilutive contingent convertible debt common shares	-	-	-	-
Number of shares used in fully diluted computations	25,797,988	26,563,365	25,737,162	26,888,251

Not included in the number of shares used in the fully diluted computation are 118,545 shares pertaining to stock options as their impact would be anti-dilutive.

4.	Composition of Certain Financial Statement Captions

The Company holds certain cash balances that are restricted as to use. The restricted cash is used as collateral for the Company’s partially self insured workers compensation policy.

Inventories are valued at the lower of cost (first in, first out) or market. Inventory costs include the cost of material, labor and manufacturing overhead. The following is a summary of the inventory components as of September 30, 2009 and December 31, 2008 (in thousands):

	September 30, 2009	December 31, 2008
Raw materials	$15,823	$18,377
Work-in-process	46,544	45,180
Finished goods	36,384	37,460
	$98,751	$101,017

Property, plant and equipment are recorded at cost and consist of the following (in thousands):

	September 30, 2009	December 31, 2008
Land	$19,518	$17,073
Buildings and improvements	101,165	97,234
Machinery and equipment	220,174	202,963
Leasehold improvements	10,384	8,241
Office equipment	28,851	26,175
Construction in progress	8,058	13,469
	388,150	365,155
Less accumulated depreciation and amortization	(140,787)	(113,227)
	$247,363	$251,928

The components of intangible assets are as follows (in thousands):

	September 30, 2009			December 31, 2008
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Amortizing Intangible Assets
Backlog	$1,284	$1,284	$-	$1,795	$1,795	$-
Developed technology	51,893	5,009	46,884	42,489	3,106	39,383
Tradename	1,110	418	692	1,110	302	808
Customer relationships	47,604	6,858	40,746	46,604	4,465	42,139
Non-compete agreement	500	500	-	500	500	-
Non-amortizing tradename	2,058	-	2,058	2,054	-	2,054
Total	$104,449	$14,069	$90,380	$94,552	$10,168	$84,384

The estimated useful lives for intangible assets are:

Identified Intangible Asset	Estimated Useful Life in Years or Months
Developed technology	10 years – 12.5 years
Tradename	10 years
Customer relationships	10 years – 12.5 years
Backlog	1 month – 3 months
Non-compete agreement	15 months

Amortization of definite-lived intangible assets will be approximately (in thousands): $5,290 in fiscal year 2009, $6,167 in fiscal year 2010, $6,634 in fiscal year 2011, $7,139 in fiscal year 2012 and $8,171 in fiscal year 2013.

The roll forward of the goodwill balance by segment during the nine months ended September 30, 2009 is as follows (in thousands):

	ACO	Semicon	Thermo	ESK	Canada	Boron	Total
Balance at December 31, 2008
Goodwill	$2,608	$603	$10,331	$9,699	$3,832	$18,251	$45,324
Accumulated Impairment Losses	-	-	-	-	-	-	-
	2,608	603	10,331	9,699	3,832	18,251	45,324
Acquisition of Diaphorm	2,100	-	-	-	-	-	2,100
Goodwill impairment	-	-	-	-	(3,832)	-	(3,832)
Translation	-	-	-	504	-	-	504
Balance at September 30, 2009
Goodwill	4,708	603	10,331	10,203	3,832	18,251	44,096
Accumulated Impairment Losses	-	-	-	-	(3,832)	-	-
	$4,708	$603	$10,331	$10,203	$-	$18,251	$44,096

Acquisition of Assets of Diaphorm Technologies, LLC

On June 1, 2009, the Company acquired substantially all of the business and assets and all technology and intellectual property related to ballistic combat and non-combat helmets of Diaphorm Technologies, LLC (“Diaphorm”), based in Salem, New Hampshire. The purchase price consisted of $9.7 million in cash paid at closing, the assumption of $274,000 of liabilities, plus contingent consideration not to exceed $10 million over the next 5 years based upon performance milestones and revenues achieved during that period from Diaphorm’s existing products and new products developed using Diaphorm technology. The Company accrued contingent purchase consideration of $5.1 million based on probability weighted expected future cash flows. The Company used a portion of its existing cash for the payment made at closing. The Company also incurred transaction and related costs of approximately $340,000 which were expensed during the nine months ended September 30, 2009. Contingent consideration of $1.0 million was earned and paid in September 2009.

The acquisition has been accounted for under the purchase method of accounting. Under this method, assets acquired and liabilities assumed are recorded at the date of acquisition at their respective fair values.

The total purchase price of the Diaphorm acquisition was as follows (in thousands):

Cash consideration paid at closing	$9,654
Accrued contingent purchase consideration	5,100
Total purchase price	$14,754

The above purchase price has been allocated based on the fair values of assets acquired and liabilities assumed.

The purchase price has been allocated as follows (in thousands):

Accounts receivable, net	$466
Inventories	1,602
Other current assets	221
Property, plant and equipment	1,225
Intangible assets	9,414
Goodwill	2,100
Accounts payable and other liabilities	(274)
$14,754

The purchase price allocation is based on a fair market valuation of acquired intangible assets, inventory and property, plant and equipment. Of the $9.4 million of acquired intangible assets, $8.4 million was assigned to developed technology rights that have a useful life of approximately 10 years and $1.0 million was assigned to customer relationships with a useful life of approximately 10 years. The amounts assigned to intangible assets were based on management’s estimate of the fair value. Developed technology rights recorded in connection with the acquisition of Diaphorm’s assets were established as intangible assets as the underlying technologies are legally protected by patents covering its proprietary ballistic helmets. The developed technology rights are both transferable and separable from the acquired assets.

Identification and allocation of value to the identified intangible assets was based on the purchase method of accounting. The fair value of the identified intangible assets was estimated by performing a discounted cash flow analysis using the “income” approach. This method includes a forecast of direct revenues and costs associated with the respective intangible assets and charges for economic returns on tangible and intangible assets utilized in cash flow generation. Net cash flows attributable to the identified intangible assets are discounted to their present value at a rate commensurate with the perceived risk. The projected cash flow assumptions considered contractual relationships, customer attrition, eventual development of new technologies and market competition.

The estimates of expected useful lives take into consideration the effects of competition, regulatory changes and possible obsolescence. The useful lives of technology rights were based on the number of years in which net cash flows have been projected. The useful lives of customer relationships were estimated based upon the length of the contracts currently in place and probability-based estimates of contract renewals in the future.

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

Goodwill Impairment

At September 30, 2009, the Company's market capitalization was less than its total stockholders' equity. The Company considers this decline to be temporary and based on general economic conditions, therefore no interim test of goodwill is required. The Company is required to test annually whether the estimated fair value of its reporting units is sufficient to support the goodwill assigned to those reporting units; the Company performs the annual test in the fourth quarter. The Company is also required to test goodwill for impairment before the annual test if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount, such as a significant adverse change in the business climate. During the second quarter of 2009, the Company determined that the demand for its Boral® product line, which is a large part of the revenue of the Ceradyne Canada operating and reporting unit, continued to decline due to competitive market forces causing a decline in demand for this product line and that this condition required a goodwill impairment test before the annual test for this reporting unit. To complete the test for impairment, the Company utilized several valuation techniques in making the determination, including a discounted cash flow methodology, which requires the forecasting of cash flows and requires the selection of discount rates. Management used available information to make these fair value estimates, including discount rates, commensurate with the risks relevant to the Company's business. Based on the goodwill impairment test performed on the Ceradyne Canada reporting unit, the Company recorded a $3.8 million impairment charge, which was recognized during the second quarter of 2009.

During the second quarter of 2009, the Company also conducted a test on the forecasted undiscounted cash flows to determine whether there was an impairment of its long lived assets in the Ceradyne Canada reporting. Based on the analysis of the forecasted undiscounted cash flows for this reporting unit, the Company determined that there was no impairment of the long lived assets for the Ceradyne Canada reporting unit.

The valuation methodologies and the underlying financial information that are used to determine fair value require significant judgments to be made by management. These judgments include, but are not limited to, long-term projections of future financial performance, terminal growth rate and the selection of an appropriate discount rate used to calculate the present value of the estimated future cash flows. The long-term projections used in the valuation were developed as a part of the Company’s annual budgeting and forecasting process. The discount rate used in the valuation was selected based upon an analysis of comparable companies and included adjustments made to account for the Company’s specific attributes such as size and industry. As of September 30, 2009, none of our reporting units were at risk of failing step one of the impairment test.

5.	Stock Repurchases

During the nine months ended September 30, 2009, the Company repurchased and retired 282,000 shares of its common stock at an aggregate cost of $5.1 million under a stock repurchase program authorized in 2008 by the Company’s Board of Directors. During the year ended December 31, 2008, the Company repurchased and retired 1,578,237 shares of its common stock at an aggregate cost of $44.8 million. The Company is authorized to repurchase an additional $50.2 million for a total of $100.0 million.

6.	Fair Value Measurements

On January 1, 2008, the Company adopted the new framework for measuring fair value under GAAP, and expanded its disclosures about fair value measurements as it relates to recurring financial assets and liabilities. This new framework addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP. On January 1, 2009, the Company adopted new recognition and disclosure requirements for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis in accordance with GAAP. The adoption in 2009 did not have a significant impact on the financial statements.

The new fair value framework requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

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

For recognition purposes, on a recurring basis, the Company measures available for sale short-term and long-term investments at fair value. Short-term investments had an aggregate fair value of $78.7 million at September 30, 2009 and $6.1 million at December 31, 2008. The fair value of these investments is determined using quoted prices in active markets. Long-term investments, comprising auction rate securities, had an aggregate fair value of $25.0 million at September 30, 2009 and $24.4 million at December 31, 2008.

On April 1, 2009, the Company adopted new recognition principles which provided additional guidance to provide greater clarity about the credit and noncredit component of an other-than-temporary impairment event. This adoption of the new recognition principles resulted in a pre-tax other-than-temporary impairment charge of $1.5 million which was recorded in the three months ended June 30, 2009. This other-than-temporary impairment adjustment related to the credit risk component of certain auction rate securities which were previously recognized in other comprehensive income.

During the three months ended March 31, 2009 and 2008, the Company recognized pre-tax charges of $104,000 and $147,000, respectively, due to other-than-temporary reductions in the value of its investments in auction rate securities. The Company also recognized pre-tax charges of $1.3 million and $2.4 million against other comprehensive income during the three months ended March 31, 2009 and 2008, respectively, due to temporary reductions in the value of its investments in auction rate securities. Upon the adoption of new recognition principles associated with the credit and noncredit component of an other-than-temporary impairment event, the Company recognized a pre-tax charge of $1.5 million in the three months ended June 30, 2009 due to the credit risk component of other-than-temporary reductions in the value of its investments in auction rate securities which were previously recognized in other comprehensive income. During the three months ended September 30, 2009, the Company recognized a pre-tax other-than-temporary impairment charge of $1.8 million, which comprised charges for the credit risk component of $0.8 million and non-credit risk component of $1.0 million. During the nine months ended September 30, 2009, the Company recognized pre-tax other-than-temporary impairment charges totaling $3.5 million. During the three and nine months ended September 30, 2008, the Company recognized pre-tax charges of $3.0 million and $3.5 million, respectively, due to other-than-temporary reductions in the value of its investments in auction rate securities. The Company also recognized pre-tax credits of $1.4 million and $4.0 million in other comprehensive income during the three and nine months ended September 30, 2009, respectively, due to temporary changes in the value of its investments in auction rate securities.  During the three and nine months ended September 30, 2008, the Company recognized pre-tax charges of $2.6 million and $5.1 million, respectively, due to temporary changes in the value of its investments in auction rate securities.

Cumulatively to date, the Company has incurred $11.5 million in pre-tax charges due to other-than-temporary reductions in the value of its investments in auction rate securities and pre-tax temporary impairment charges against other comprehensive income of $4.5 million. For the year to date, the Company has incurred $3.5 million in pre-tax charges due to other-than-temporary reductions in the value of its investments in auction rate securities and pre-tax temporary impairment charges against other comprehensive income of $4.0 million. The Company’s investments in auction rate securities represent interests in insurance securitizations collateralized by pools of residential and commercial mortgages, asset backed securities and other structured credits relating to the credit risk of various bond guarantors that mature at various dates from June 2021 through July 2052. These auction rate securities were intended to provide liquidity via an auction process which is scheduled every 28 days, that resets the applicable interest rate, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. Interest rates are capped at a floating rate of one month LIBOR plus additional spread ranging from 1.25% to 4.00% depending on prevailing rating. During the second half of the year 2007, through 2008 and through the nine months ended September 30, 2009, the auctions for these securities failed. As a result of current negative conditions in the global credit markets, auctions for the Company’s investment in these securities have recently failed to settle on their respective settlement dates. Consequently, the investments are not currently liquid through the normal auction process and may be liquidated if a buyer is found outside the auction process. Although the auctions have failed, the Company continues to receive underlying cash flows in the form of interest income from the investments in auction rate securities. As of September 30, 2009, the fair value of the Company’s investments in auction rate securities was below cost by approximately $16.0 million. The fair value of the auction rate securities has been below cost for more than one year.

Prior to June 30, 2008, the Company was able to determine the fair value of its investments in auction rate securities using a market approach valuation technique based on Level 2 inputs that did not require significant adjustment. Since June 30, 2008, the market demand for auction rate securities has declined significantly due to the complexity of these instruments, the difficulty of determining the values of some of the underlying assets, declines in the issuer’s credit quality and disruptions in the credit markets. At September 30, 2009, the Company determined that the market for its investments in auction rate securities and for similar securities was not active since there were few observable or recent transactions for these securities or similar securities. The Company’s investments in auction rate securities were classified within Level 3 of the fair value hierarchy because the Company determined that significant adjustments using unobservable inputs were required to determine fair value as of September 30, 2009.

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
  Probability of earning maximum rate until maturity
  Probability of passing auction at some point in the future
  Probability of default at some point in the future (with appropriate loss severity assumptions)
The Company determined that the appropriate risk-free discount rate (before risk adjustments) used to discount the contractual cash flows of its auction rate securities ranged from 0.2% to 3.5%, based on the term structure of the auction rate security. Liquidity risk premiums are used to adjust the risk-free discount rate for each auction rate security to reflect uncertainty and observed volatility of the current market environment. This risk of nonperformance has been captured within the probability of default and loss severity assumptions noted above. The risk-adjusted discount rate, which incorporates liquidity risk, appropriately reflects the Company’s estimate of the assumptions that market participants would use (including probability weighted inputs noted above) to estimate the selling price of the asset at the measurement date.

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

Assets measured at fair value on a recurring basis include the following as of September 30, 2009:

	Fair Value Measurements at September 30, 2009 Using
(In thousands)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value at September 30, 2009
Cash and cash equivalents (including restricted cash)	$146,848	$-	$-	$146,848
Short term investments	78,739	-	-	78,739
Long term investments	-	-	24,978	24,978
Other long term financial asset	1,902	-	-	1,902
Derivative instrument	7,307	-	-	7,307

	Fair Value Measurements at December 31, 2008 Using
(In thousands)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value at December 31, 2008
Cash and cash equivalents (including restricted cash)	$217,984	$-	$-	$217,984
Short term investments	6,140	-	-	6,140
Long term investments	-	-	24,434	24,434
Other long term financial asset	1,355	-	-	1,355

Activity in long term investments (Level 3) was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Balance at beginning of period	$25,383	$35,041	$24,434	$38,089
Unrealized loss included in net earnings	(1,849)	(2,958)	(3,480)	(3,545)
Unrealized gain (loss) included in other comprehensive income	1,444	(2,594)	4,024	(5,055)
Balance at end of period	$24,978	$29,489	$24,978	$29,489

On an annual recurring basis as of December 31 of each fiscal year, the Company is required to use fair value measures when measuring plan assets of the Company’s pension plans. The Company’s most recent determination of the fair value of pension plan assets was $6.4 million at December 31, 2008. These assets are valued in highly liquid markets.

Additionally, on a nonrecurring basis, the Company uses fair value measures when analyzing asset impairment. Long-lived tangible assets and definite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined such indicators are present and the review indicates that the assets will not be fully recoverable, based on undiscounted estimated cash flows over the remaining amortization periods, their carrying values are reduced to estimated fair value. Estimated fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. During the fourth quarter of each year, the Company evaluates goodwill and indefinite-lived intangibles for impairment using the income and other valuation approaches. The income approach is a valuation technique under which estimated future cash flows are discounted to their present value to calculate fair value. When analyzing indefinite-lived intangibles for impairment, the Company uses a relief from royalty method which calculates the cost savings associated with owning rather than licensing the trade name, applying an assumed royalty rate within the Company’s discounted cash flow calculation.

The Company is also required to test goodwill for impairment before the annual test if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount, such as a significant adverse change in the business climate.

Goodwill in the Ceradyne Canada reporting unit segment with a carrying amount of $3.8 million was written down in full as there was no implied fair value as of June 30, 2009, resulting in an impairment charge of $3.8 million, which was included in earnings for the period ended June 30, 2009.

For disclosure purposes, the Company is required to measure the fair value of outstanding debt on a recurring basis. The fair value of outstanding debt is determined using quoted prices in active markets. The fair value of long-term debt, based on quoted market prices, was $83.7 million at September 30, 2009 and $83.2 million at December 31, 2008.

7.	Recent Accounting Pronouncements

In December 2007, the FASB issued accounting guidance which establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The guidance also provides for the recognition and measurement of goodwill acquired in a business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. The Company adopted the new guidance on January 1, 2009, which has been applied in the accounting for the acquisition of the assets of Diaphorm Technologies, LLC discussed in Note 4 above.

In December 2007, the FASB issued guidance which introduces significant changes in the accounting and reporting for business acquisitions and noncontrolling interest ("NCI") in a subsidiary. The new guidance also changes the accounting for and reporting for the deconsolidation of a subsidiary. Companies are required to adopt the new guidance for fiscal years beginning after January 1, 2009. The Company adopted the new guidance on January 1, 2009 which did not have an impact on its financial position, results of operations or cash flows as the Company owns 100% of its subsidiaries and there has been no deconsolidation of a subsidiary after January 1, 2009.

In March 2008, the FASB issued guidance which changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under GAAP, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The Company adopted this new guidance on January 1, 2009, which did not have an impact on its financial position, results of operations or cash flows as there were no derivative instruments or hedging activities after January 1, 2009.

In June 2008, the FASB issued guidance to determine whether unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. The Company adopted this new guidance on January 1, 2009, which did not have an impact on its financial position, results of operations or cash flows as the unvested share-based awards do not contain rights to receive nonforfeitable dividends.

In April 2008, the FASB Staff issued guidance which provides for additional considerations to be used in determining useful lives of intangible assets and requires additional disclosure regarding renewals. The Company adopted this new guidance on January 1, 2009, which did not have a significant impact on its financial position, results of operations or cash flows.

In April 2009, the FASB Staff issued new accounting guidance which was adopted on April 1, 2009, as follows:

  i.)           Guidance for making fair value measurements more consistent with existing GAAP. This new guidance provides additional authoritative principles in determining whether a market is active or inactive, and whether a transaction is distressed, is applicable to all assets and liabilities (i.e. financial and nonfinancial) and will require enhanced disclosures. The adoption of this new guidance did not have a significant impact on the Company’s financial position, results of operations or cash flows.

  ii.)           Companies are required to provide greater clarity about the credit and noncredit component of an other-than-temporary impairment event and to improve presentation and disclosure of other than temporary impairments in the financial statements. The impact of the adoption of this new guidance is discussed in Note 6.

  iii.)           New required disclosures about fair value of financial instruments in interim as well as in annual financial statements. This new guidance also requires the disclosures in all interim financial statements. The Company has adopted this new guidance and has provided the additional disclosures required as discussed in Note 6.

In May 2009, the FASB issued new guidance which establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are available to be issued (“subsequent events”). More specifically, this new guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that should be made about events or transactions that occur after the balance sheet date. This new guidance provides largely the same framework for the evaluation of subsequent events which previously existed only in auditing literature. The Company has performed an evaluation of subsequent events through October 27, 2009, which is the day the financial statements were issued.

8.	Convertible Debt and Credit Facility

During December 2005, the Company issued $121.0 million of 2.875% senior subordinated convertible notes (“Notes”) due December 15, 2035. During the three months ended September 30, 2009, we purchased an aggregate of $3.4 million principal amount of the Notes at a purchase price of $2.9 million. The carrying amount of the Notes purchased was $3.0 million and the estimated fair value of the Notes exclusive of the conversion feature was $2.8 million. The difference between the carrying amount of $3.0 million and the estimated fair value of $2.8 million was recognized as a gain of $141,000 upon early extinguishment of debt, which was partially offset by write off of associated unamortized debt issuance costs of $46,000, resulting in a net gain of $95,000. The difference between the estimated fair value of $2.8 million and the purchase price of $2.9 million was $76,000 and was charged to additional paid-in capital.

During the nine months ended September 30, 2009, the Company purchased an aggregate of $27.9 million principal amount of the Notes at a purchase price of $23.2 million. The carrying amount of the Notes purchased was $24.1 million and the estimated fair value of the Notes exclusive of the conversion feature was $21.8 million. The difference between the carrying amount of $24.1 million and the estimated fair value of $21.8 million was recognized as a gain of $2.3 million upon early extinguishment of debt, which was partially offset by write off of associated unamortized debt issuance costs of $392,000, resulting in a net gain of $1.9 million. The difference between the estimated fair value of $21.8 million and the purchase price of $23.2 million was $1.4 million and was charged to additional paid-in capital. The Company has $26.8 million remaining of the original $50.0 million authorization to repurchase and retire part of the outstanding Notes. Cash flow from operating activities in the statement of cash flows for the nine months ended September 30, 2009 includes $3.0 million of the purchase price that was attributable to the payment of accreted interest on the convertible debt discount and the remaining $20.2 million is presented as repayments of convertible debt in cash flow from financing activities.

In May 2008, the FASB Staff issued new accounting guidance for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) which specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the issuer’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The Company adopted this new guidance as of January 1, 2009, and the adoption impacted the historical accounting for the Notes, which resulted in the following retrospective changes in long-term debt, debt issuance costs (included in other noncurrent assets), deferred tax liability, additional paid in capital and retained earnings (in thousands):

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

For the three and nine months ended September 30, 2008, the adoption of the new accounting guidance for convertible debt resulted in increased interest expense of approximately $1.0 million and $2.8 million, respectively, and decreased net income by $0.6 million and $1.7 million, respectively. The retrospective impact to earnings per share was a decrease of $0.02 and $0.06 for the three and nine months ended September 30, 2008, respectively. As a result of the adoption of the accounting guidance for convertible debt, interest expense for the three months ended September 30, 2009 includes non-cash interest expense from amortization of the discount on the liability component of $0.8 million and amortization of debt issuance costs of $91,000 which reduced net income by $0.6 million and earnings per share by $0.02 for the three months ended September 30, 2009. Interest expense for the nine months ended September 30, 2009 includes non-cash interest expense from amortization of the discount on the liability component of $2.8 million and amortization of debt issuance costs of $310,000 which reduced net income by $1.9 million and earnings per share by $0.07 for the nine months ended September 30, 2009.

As of September 30, 2009 and December 31, 2008, long-term debt and the equity component (recorded in additional paid in capital, net of income tax benefit), determined in accordance with the new accounting guidance for convertible debt, comprised the following (in thousands):

	September 30, 2009	December 31, 2008
Long-term debt
Principal amount	$93,100	$121,000
Unamortized discount	(11,762)	(18,369)
Net carrying amount	$81,338	$102,631
Equity component, net of income tax benefit	$18,233	$17,228

The discount on the liability component of long-term debt is being amortized using the effective interest method based on an annual effective rate of 7.5%, which represented the market interest rate for similar debt without a conversion option on the issuance date, through December 2012, which coincides with the first date that holders of the Notes can exercise their put option as discussed below. The amount of interest expense recognized relating to both the contractual interest coupon and the amortization of the discount on the liability component was $1.5 million and $1.9 million for the three months ended September 30, 2009 and 2008, respectively, and $5.2 million and $5.5 million for the nine months ended September 30, 2009 and 2008, respectively.

Interest on the Notes is payable on December 15 and June 15 of each year, commencing on June 15, 2006. The Notes are convertible into 17.1032 shares of Ceradyne’s common stock for each $1,000 principal amount of the Notes (which represents a conversion price of approximately $58.47 per share), subject to adjustment. The Notes are convertible only under certain circumstances, including if the price of the Company’s common stock reaches specified thresholds, if the Notes are called for redemption, if specified corporate transactions or fundamental changes occur, or during the 10 trading days prior to maturity of the Notes. The Company may redeem the Notes at any time after December 20, 2010, for a price equal to 100% of the principal amount plus accrued and unpaid interest, including contingent interest (as described below), if any, up to but excluding the redemption date. As of September 30, 2009, the principal amount of the Notes exceeded the hypothetical if-converted value as the conversion price was higher than the average market price of the Company’s common stock.

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

The Company is obligated to pay contingent interest to the holders of the Notes during any six-month period from June 15 to December 14 and from December 15 to June 14, commencing with the six-month period beginning December 20, 2010 and ending on June 14, 2011, if the average trading price of the note for the five trading day period ending on the third trading day immediately preceding the first day of the relevant contingent interest period equals $1,200 (120% of the principal amount of a note) or more. The amount of contingent interest payable per note for any relevant contingent interest period shall equal 0.25% per annum of the average trading price of a note for the five trading day period ending on the third trading day immediately preceding the first day of the relevant contingent interest period. This contingent interest payment feature represents an embedded derivative. However, based on the de minimus value associated with this feature, no value has been assigned at issuance or at September 30, 2009.

On or prior to the maturity date of the Notes, upon the occurrence of a fundamental change, under certain circumstances, the Company will provide for a make whole amount by increasing, for the time period described herein, the conversion rate by a number of additional shares for any conversion of the Notes in connection with such fundamental change transactions. The amount of additional shares will be determined based on the price paid per share of Ceradyne’s common stock in the transaction constituting a fundamental change and the effective date of such transaction. This make whole premium feature represents an embedded derivative. Since this feature has no measurable impact on the fair value of the Notes and no separate trading market exists for this derivative, the value of the embedded derivative was determined to be de minimus. Accordingly, no value has been assigned at issuance or at September 30, 2009.

The Company utilizes a convertible bond pricing model and a probability weighted valuation model, as applicable, to determine the fair values of the embedded derivatives noted above.

In December 2005, the Company established a new unsecured $10.0 million line of credit. For the nine months ended September 30, 2009, there were no outstanding amounts on the line of credit. However, the available line of credit at September 30, 2009 has been reduced by outstanding letters of credit in the aggregate amount of $1.8 million. The interest rate on the credit line was 0.9% as of September 30, 2009, which is based on the LIBOR rate for a period of one month, plus a margin of 0.6 percent.

Pursuant to the bank line of credit, the Company is subject to certain covenants, which include, among other things, the maintenance of specified minimum amounts of tangible net worth and quick assets to current liabilities ratio. At September 30, 2009, the Company was in compliance with these covenants.

9.	Disclosure About Segments of an Enterprise and Related Information

The Company serves its markets and manages its business through six operating segments, each of which has its own manufacturing facilities and administrative and selling functions.

The financial information for all segments is presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenue from External Customers
ACO	$60,591	$110,115	$169,453	$359,438
ESK Ceramics	27,971	38,032	75,636	122,961
Semicon Associates	1,834	2,264	5,854	6,609
Thermo Materials	16,446	20,675	47,970	59,707
Ceradyne Canada	300	91	618	4,899
Boron	5,748	4,308	19,200	14,548
Inter-segment elimination	(4,936)	(7,739)	(15,738)	(26,904)
Total	$107,954	$167,746	$302,993	$541,258
Depreciation and Amortization
ACO	$2,583	$3,134	$7,851	$8,125
ESK Ceramics	3,907	3,434	10,905	9,944
Semicon Associates	84	465	270	640
Thermo Materials	1,161	1,465	3,411	4,051
Ceradyne Canada	347	256	988	749
Boron	1,298	3,300	5,224	6,613
Total	$9,380	$12,054	$28,649	$30,122
Segment Income (Loss) before Provision for Income Taxes
ACO	$6,365	$34,449	$15,456	$118,837
ESK Ceramics	(3,002)	(79)	(23,081)	5,302
Semicon Associates	114	341	587	1,079
Thermo Materials	3,644	6,815	10,842	15,833
Ceradyne Canada	(667)	(344)	(6,278)	362
Boron	(83)	(12,836)	(3,735)	(12,503)
Inter-segment elimination	(7)	1,081	48	2,447
Total	$6,364	$29,427	$(6,161)	$131,357
Segment Assets
ACO	$399,021	$388,011	$399,021	$388,011
ESK Ceramics	214,064	231,745	214,064	231,745
Semicon Associates	5,724	6,008	5,724	6,008
Thermo Materials	107,104	91,234	107,104	91,234
Ceradyne Canada	17,038	22,548	17,038	22,548
Boron	113,438	121,915	113,438	121,915
Total	$856,389	$861,461	$856,389	$861,461
Expenditures for Property, Plant & Equipment
ACO	$629	$1,780	$2,761	$4,247
ESK Ceramics	(426)	3,266	2,568	18,609
Semicon Associates	49	391	124	508
Thermo Materials	795	2,383	7,512	9,042
Ceradyne Canada	(44)	275	119	1,761
Boron	184	1,507	504	1,771
Total	$1,187	$9,602	$13,588	$35,938

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Percentage of U.S. net sales from external customers
ACO	55%	62%	55%	63%
ESK Ceramics	2%	3%	3%	2%
Semicon Associates	1%	1%	1%	1%
Thermo Materials	6%	4%	6%	4%
Ceradyne Canada	0%	0%	0%	1%
Boron	4%	1%	3%	2%
Total percentage of U.S. net sales from external customers	68%	71%	68%	73%
Percentage of foreign net sales from external customers
ACO	2%	3%	2%	3%
ESK Ceramics	21%	17%	19%	16%
Semicon Associates	0%	0%	0%	0%
Thermo Materials	8%	8%	8%	7%
Ceradyne Canada	0%	0%	0%	0%
Boron	1%	1%	3%	1%
Total percentage of foreign net sales from external customers	32%	29%	32%	27%
Percentage of total net sales from external customers
ACO	57%	65%	57%	66%
ESK Ceramics	23%	20%	22%	18%
Semicon Associates	1%	1%	1%	1%
Thermo Materials	14%	12%	14%	11%
Ceradyne Canada	0%	0%	0%	1%
Boron	5%	2%	6%	3%
Total percentage of total net sales from external customers	100%	100%	100%	100%

The following is revenue by product line for ACO (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Armor	$54,022	$99,887	$151,222	$328,376
Automotive	1,213	4,912	4,042	13,381
Orthodontics	2,375	2,148	7,446	8,136
Industrial	2,981	3,168	6,743	9,545
	$60,591	$110,115	$169,453	$359,438

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

Components of net periodic benefit costs under these plans were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Service cost	$182	$140	$526	$423
Interest cost	304	253	891	764
Expected return on plan assets	(124)	(174)	(372)	(522)
Amortization of unrecognized loss	69	—	204	—
Net periodic benefit cost	$431	$219	$1,249	$665

11.	Financial Instruments

The Company occasionally enters into foreign exchange forward contracts to reduce earnings and cash flow volatility associated with foreign exchange rate changes to allow management to focus its attention on its core business operations. Accordingly, the Company enters into contracts which change in value as foreign exchange rates change to economically offset the effect of changes in value of foreign currency assets and liabilities, commitments and anticipated foreign currency denominated sales and operating expenses. The Company enters into foreign exchange forward contracts in amounts between minimum and maximum anticipated foreign exchange exposures, generally for periods not to exceed one year. These derivative instruments are not designated as accounting hedges. The Company had a foreign exchange forward contract for five million Euros as of September 30, 2009.

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

The Company classifies accrued interest and penalties as part of the accrued liability for uncertain tax positions and records the corresponding expense in the provision for income taxes.

Components of the required reserve at September 30, 2009 and December 31, 2008 are as follows (in thousands):

	September 30, 2009	December 31, 2008
Federal, state and foreign unrecognized tax benefits (“UTBs”)	$7,444	$7,227
Interest	1,940	1,903
Federal/State Benefit of Interest	(569)	(580)
Total reserve for UTBs	$8,815	$8,550

It is anticipated that any change in the above UTBs will impact the effective tax rate. For UTBs that exist at September 30, 2009, the Company anticipates there will be a potential reduction of approximately $3.2 million in the next twelve months. At September 30, 2009, the 2003 through 2008 years are open and subject to potential examination in one or more jurisdictions. The Company is currently under federal income tax examinations for the 2005 through 2007 tax years and under state income tax examinations for the tax years 2003 through 2005.

Effective January 1, 2008, the Company was granted an income tax holiday for our manufacturing facility in China. The tax holiday allows for tax-free operations through December 31, 2009, followed by operations at a reduced income tax rate of 12.5% on the profits generated in 2010 through 2012, with a return to the full statutory rate of 25% for periods thereafter. As a result of the tax holiday in China, the tax expense in 2008 was reduced by $3.5 million and the estimated reduction to the tax expense for 2009 is approximately $2.1 million.

Income taxes are determined using an annual effective tax rate, which generally differs from the United States federal statutory rate, primarily because of state taxes, research and development tax credits and the income tax holiday in China. The Company recognizes deferred tax assets and liabilities for temporary differences between the financial and tax reporting of the Company's assets and liabilities, along with net operating loss and credit carry forwards.

13.	Commitments and Contingencies

The Company leases certain of its manufacturing facilities under noncancelable operating leases expiring at various dates through June 2013. The Company incurred rental expense under these leases of $2.4 million and $2.1 million for the nine months ended September 30, 2009 and 2008, respectively. The approximate minimum rental commitments required under existing noncancelable leases as of September 30, 2009 are as follows (in thousands):

2009	$896
2010	3,139
2011	1,134
2012	549
2013	229
Thereafter	35
$5,982

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

A class action lawsuit was filed on March 23, 2007, in the California Superior Court for Orange County, in which it was asserted that the representative plaintiff, a former Ceradyne employee, and the putative class members, were not paid overtime at an appropriate overtime rate. The complaint alleges that the purportedly affected employees should have had their regular rate of pay for purposes of calculating overtime adjusted to reflect the payment of a bonus to them for the four years preceding the filing of the complaint, up to the present time. The complaint further alleges that a waiting time penalty should be assessed for the failure to timely pay the correct overtime payment. Ceradyne filed an answer denying the material allegations of the complaint. The motion for class certification was heard on November 13, 2008 and class certification was granted. On January 6, 2009, the court entered an order certifying the class. Ceradyne contends that the lawsuit is without merit on the basis that the bonuses that have been paid are discretionary and not of the type that are subject to inclusion in the regular hourly rate for purposes of calculating overtime. After a request for review by the Court of Appeal of the decision to grant class certification, a day-long mediation before a third-party neutral mediator, and an evaluation of the cost of litigation and the financial exposure in the case, Ceradyne agreed to provide a settlement fund of $1.25 million to resolve all issues in the litigation. The settlement specifically states that neither party is admitting to liability or lack thereof. Ceradyne believed that based upon the cost of further defense and the exposure in the case, it was best to settle the matter. The Court has granted preliminary approval of the settlement. A third party administrator is in the process of contacting class members concerning their respective recovery and their rights to opt-out. The settlement provides for reversion of any unclaimed amounts from the settlement fund back to Ceradyne.

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

Comprehensive income was (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income (loss)	$4,936	$18,818	$(5,566)	$83,811
Foreign currency translation	7,790	(23,139)	8,521	(6,515)
Unrealized gain on investments	1,050	(1,582)	2,743	(3,076)
Comprehensive income (loss)	$13,776	$(5,322)	$5,698	$74,220

15.	Restructuring – Plant Closure and Severance

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

ESK Ceramics recorded pre-tax charges totaling $10.0 million in connection with this restructuring and plant closure, which comprised $9.4 million for severance, termination of contracts and other shutdown costs that was reported as Restructuring – plant closure and severance in Operating Expenses and $0.6 million for accelerated depreciation of fixed assets that was reported in Cost of Goods Sold in the three months ended June 30, 2009. The severance charge was recognized as a postemployment benefit as the Company’s obligation related to employees' rights to receive compensation for future absences was attributable to employees' services already rendered, the obligation relates to rights that legally vest, payment of the compensation is probable, and the amount could be reasonably estimated based on local statutory requirements. ESK Ceramics incurred $1.0 million for accelerated depreciation of fixed assets in the three months ended September 30, 2009. Total charges of $12.8 million incurred by ESK Ceramics in connection with the closure of the Bazet manufacturing plant for the nine months ended September 30, 2009 comprised $9.4 million for severance, termination of contracts and other shutdown costs that is reported as Restructuring – plant closure and severance in Operating Expenses and $1.6 million for accelerated depreciation of fixed assets that is reported in Cost of Goods Sold. The Company also incurred other severance costs in connection with headcount reductions in the United States and Germany of $88,000 during the three months ended September 30, 2009 and $2.5 million during the nine months ended September 30, 2009.

Activities in the restructuring charges accrual balances during the nine months ended September 30, 2009 were as follows (in thousands):

	Costs Incurred	Cash Payments	Non-Cash Adjustments	Balance at September 30, 2009
Severance, retention bonuses and other one-time termination benefits	$11,520	$(1,513)	$670	$10,677
Termination of redundant supplier contracts	151	—	7	158
Legal fees and other shutdown costs	260	(92)	7	175
	$11,931	$(1,605)	$684	$11,010

16.	Subsequent Events

On October 21, 2009, the Company made a settlement offer in relation to a claim pertaining to ballistic tests of armored wing assemblies. The Company has established a reserve of $1.0 million for this matter as of September 30, 2009.

Management of the Company has assessed the impact of other subsequent events through October 27, 2009, the date of the issuance of the consolidated financial statements, and has concluded that there were no such events that require adjustment to the consolidated financial statements or disclosure in the notes to the consolidated financial statements.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Preliminary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains statements which may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934. One generally can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “may,” “will,” “expects,” “intends,” “estimates,” “anticipates,” “plans,” “seeks,” or “continues,” or the negative thereof, or variations thereon, or similar terminology. Forward-looking statements regarding future events and the future performance of the Company involve risks and uncertainties that could cause actual results to differ materially. Reference is made to the risks and uncertainties which are described in this report in Note 13 “Commitments and Contingencies” of the Notes to Consolidated Financial Statements, in this Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in Part II, Item 1A under the caption “Risk Factors.” Reference is also made to the risks and uncertainties described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as filed with the Securities and Exchange Commission, in Item 1A under the caption “Risk Factors,” and in Item 7 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

The tables below show, for each of our six segments, revenues and income before provision for income taxes in the periods indicated.

 Segment revenues (in millions):
	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
ACO	$60.6	$110.1	$169.5	$359.4
ESK Ceramics	28.0	38.0	75.6	123.0
Semicon Associates	1.8	2.2	5.9	6.6
Thermo Materials	16.4	20.7	48.0	59.7
Ceradyne Canada	0.3	0.1	0.6	4.9
Boron	5.8	4.3	19.2	14.5
Inter-segment elimination	(4.9)	(7.7)	(15.8)	(26.8)
Total	$108.0	$167.7	$303.0	$541.3

Segment income (loss) before provision for taxes (in millions):
ACO	$6.4	$34.4	$15.5	$118.9
ESK Ceramics	(3.0)	(0.1)	(23.1)	5.3
Semicon Associates	0.1	0.3	0.6	1.1
Thermo Materials	3.7	6.8	10.8	15.8
Ceradyne Canada	(0.7)	(0.3)	(6.3)	0.4
Boron	(0.1)	(12.8)	(3.7)	(12.5)
Inter-segment elimination	-	1.1	-	2.4
Total	$6.4	$29.4	$(6.2)	$131.4

We categorize our products into four market applications. The table below shows the percentage contribution to our total sales of each market application in the different time periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Defense	52.4%	60.8%	52.5%	62.0%
Industrial	38.6	31.1	38.6	30.2
Automotive/Diesel	6.3	6.4	5.9	5.9
Commercial	2.7	1.7	3.0	1.9
Total	100.0%	100.0%	100.0%	100.0%

The principal factor contributing to our growth in sales from 2002 through 2007 was increased demand by the U.S. military for ceramic body armor that protects soldiers, which was driven primarily by military conflicts such as those in Iraq and Afghanistan. Our sales also increased from 2004 through 2007 because of our acquisition of ESK Ceramics in August 2004, our acquisition of Minco, Inc. in July 2007, our acquisition of EaglePicher Boron, LLC in August 2007, which we renamed Boron Products, LLC, and the recent expansion of our operations into China. Our sales declined in 2008 primarily because of a reduction in shipments of body armor. Our sales also declined in the first nine months of 2009 not only because of a reduction in shipments of body armor but we also incurred a decline in sales of our industrial, automotive/diesel and commercial market product lines due to the severe economic recession.

Our sales of body armor, as well as other armor components for defense applications, declined by $46.5 million and $171.0 million for the three and nine months ended September 30, 2009, respectively, compared to the same periods in 2008. We expect that body armor sales for the full year ending December 31, 2009 will decline compared to the full year of 2008. Furthermore, we expect that body armor sales for the full year of 2010 will decline compared to the full year of 2009.

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

In June 2009, we acquired substantially all of the business and assets and all technology and intellectual property related to ballistic combat and non-combat helmets of Diaphorm Technologies, LLC, based in Salem, New Hampshire. The purchase price consisted of $9.7 million in cash paid at closing, the assumption of approximately $274,000 of liabilities, plus contingent consideration not to exceed $10.0 million over the next 5 years based upon performance milestones and revenues achieved during that period from Diaphorm’s existing products and new products developed using Diaphorm technology. We used a portion of our existing cash for the payment made at closing. In connection with this acquisition, we submitted a proposal to the U.S. Marine Corps Systems Command in June 2009 in response to a solicitation for the procurement of Enhanced Combat Helmets, which are intended to provide substantially increased levels of protection compared to combat helmets now in use. In late July 2009, in response to our proposal, the U.S. Marine Corps System Command awarded us a contract for development test helmets valued at approximately $1.2 million.  We delivered all of these test helmets in the quarter ended September 30, 2009. The Marine Corps has the option under this contract to procure up to a maximum of 246,840 helmets. Our strategy regarding this acquisition is to combine our successful track record in body armor programs with the proprietary helmet-forming technologies acquired from Diaphorm to create a world class manufacturer of Enhanced Combat Helmets. We expect that revenues from this acquisition during 2009 will be approximately $2.0–$3.0 million and that the contribution to our estimated net income for the fiscal year ending December 31, 2009 from this acquisition will be immaterial. Even with the award of this contract for Enhanced Combat Helmets, we expect that revenue from this program during the remainder of 2009 will be minimal, with volume shipments not occurring until sometime in 2010.

In the fourth quarter of 2008, we completed our final deliveries of the current generation of ESAPI (enhanced small arms protective inserts) body armor for the U.S. Army under the $747.5 million adjusted value Indefinite Delivery/Indefinite Quantity (ID/IQ) contract awarded to us in August 2004.

In October 2008, we were awarded an ID/IQ contract by the U.S. Army for the next ballistic threat generation of ceramic body armor plates, called XSAPI, as well as for the current generation ESAPI plates. The total amount of this contract is $2.37 billion and covers a period of approximately five years. The U.S. Army can order one or both types of plates over the five year life of the contract. However, we anticipate that the government will order either XSAPI or ESAPI, but not both. Therefore, the total amount of this ID/IQ award likely will not exceed $1.1 billion over the life of the contract. Two of our competitors were awarded similar ID/IQ contracts. We expect that government orders under these contracts will be split among the three successful bidders, so the potential orders we may receive under our contract will likely be less than the $1.1 billion possible total amount. In October 2008, we also received a production delivery order under this ID/IQ contract for $72.2 million, but this order was subsequently withdrawn by the U.S. Army when a competitor protested the award. The protest was resolved during March 2009 and on March 31, 2009, we received a revised first production delivery order under this ID/IQ contract for $76.8 million for XSAPI ceramic body armor plates to be delivered from April 2009 to December 2009, with early delivery allowed. We commenced shipments of XSAPI plates under this order during April 2009 and expect to complete delivery of this order during the quarter ending December 31, 2009. Based on informal discussions with U.S. Army personnel, we believe the U.S. Army has decided that the current XSAPI weight from all suppliers, although in compliance with the weight limitations specified in the ID/IQ contract, is too heavy for use in the current military campaign in Afghanistan, and therefore the Army will only purchase a contingency quantity of 120,000 sets, which will be issued to the field if the ballistic threat that the XSAPI plate defeats becomes more prevalent. Consequently, unless the U.S. Army changes its position, we do not expect any additional orders for the current version of XSAPI ceramic body armor plates.

With the recent growth of military operations in Afghanistan, the U.S. military has shown more interest in procuring body armor that weighs less than the current ESAPI and XSAPI body armor inserts while being able to defeat similar ballistic threats. We are currently developing ESAPI and XSAPI designs that weigh 10%-15 % less than the current designs and will offer these to the U.S. Army and other Department of Defense users once these designs meet the current ballistic requirements. There is no assurance that we will be successful with these lighter weight designs.

We do have qualified lightweight body armor inserts that are viable for the Afghanistan campaign and these designs have been offered to the Army and the Marines. These designs offer significant weight saving at a reduced level of protection from the currently fielded ESAPI design. The Army and the Marines have shown interest in these designs and we continue to pursue these opportunities but there is no assurance that we will be successful.

There will continue to be a viable replacement business for body armor inserts that is procured through the Defense Supply Center Philadelphia (DSCP) and Ceradyne expects continued procurements for replacement inserts during 2010. We will also continue to bid on Foreign Military Sales (FMS) for the first generation of inserts called Small Arms Protective Inserts (SAPI) through our existing ID/IQ contract with Aberdeen Proving Grounds.

Based on our current backlog and anticipated orders for ceramic body armor and the level of sales to date in 2009, we expect our shipments of ceramic body armor to be lower in fiscal year 2009 than in 2008 and also lower in fiscal year 2010 than in fiscal year 2009. Moreover, government contracts typically may be cancelled by the government at any time without penalty. For the next several quarters, and perhaps longer, demand for ceramic body armor is likely to be the most significant factor affecting our sales.

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

Our ESK Ceramics subsidiary produces boron carbide powder, which serves as a starter ceramic powder in the manufacture of our lightweight ceramic body armor. The lower demand for body armor has negatively impacted inter-segment sales of boron carbide powder by our ESK Ceramics subsidiary to our Advanced Ceramic Operations division in the first nine months of 2009 and we expect that this trend will continue for the remainder of this year.

In May 2009, our ESK Ceramics France subsidiary (“ESK France”) presented to the local employees’ representatives a plan for closing its manufacturing plant in Bazet, France, effective later in 2009. As a result, we anticipate that ESK France will reduce its workforce by approximately 97 employees, primarily composed of manufacturing, production and additional support staff at the plant. We are implementing this action as a cost-cutting measure to eliminate losses that were incurred at this facility due to the recent severe economic contraction and is consistent with our ongoing objective to lower the costs of our manufacturing operations. This manufacturing facility is an 88,000 square foot building owned by ESK France that has been used to support the production of various industrial ceramic products. We will transfer production of these products to our ESK Ceramics subsidiary in Kempten, Germany. Affected employees will be eligible for a severance package that includes severance pay, continuation of benefits and outplacement services. Pre-tax charges relating to this corporate restructuring will include severance pay, continuation of benefits, outplacement services, losses from disposal and abandonment of fixed assets and various other costs to close the plant. We estimate that the total pre-tax charges will be in the range of approximately $11.0 to $13.0 million, including non-cash pre-tax charges of approximately $2.2 million relating primarily to accelerated depreciation of fixed assets in connection with the closure of the facility. During the second quarter of 2009, ESK Ceramics recorded pre-tax charges totaling $10.0 million in connection with this restructuring and plant closure, which comprised $9.4 million for severance, termination of contracts and other shutdown costs that is reported as Restructuring – plant closure and severance in Operating Expenses and $0.6 million for accelerated depreciation of fixed assets that is reported in Cost of Goods Sold. Pre-tax restructuring and plant closure charges for the three months ended September 30, 2009 for ESK Ceramics were $30,000 for the closure of the Bazet manufacturing plant.

Our order backlog was $156.3 million as of September 30, 2009 and $174.9 million as of September 30, 2008. The backlog for ceramic body armor represented approximately $69.6 million, or 44.5% of the total backlog as of September 30, 2009 and $98.4 million, or 56.3%, of the total backlog as of September 30, 2008. We expect that substantially all of our order backlog as of September 30, 2009 will be shipped during 2009.

New orders for the three months ended September 30, 2009 were $100.5 million, compared to $119.4 million for the same period last year. For the nine months ended September 30, 2009, new orders were $330.6 million, compared to $476.6 million for the comparable period last year. Orders for ceramic body armor for the three months ended September 30, 2009 were approximately $33.4 million, compared to $56.2 million for the same period last year. Orders for ceramic body armor  for the nine months ended September 30, 2009 were approximately $154.4  million, compared to $253.9 million for the same period last year.

Change in Accounting for Convertible Debt

In May 2008, the FASB Staff issued new accounting guidance for convertible debt instruments that may be settled in cash upon conversion (including partial settlement) which specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the issuer’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The Company adopted this new guidance as of January 1, 2009, and the adoption impacted the historical accounting for our 2.875% senior subordinated convertible notes due December 15, 2035 (the “Notes”). The implementation of this new accounting guidance for convertible debt resulted in the following retrospective changes in long-term debt, debt issuance costs (included in other noncurrent assets), deferred tax liability, additional paid in capital and retained earnings (in thousands):

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

For the three and nine months ended September 30, 2008, the adoption of the new accounting guidance for convertible debt resulted in increased interest expense of approximately $1.0 million and $2.8 million, respectively, and decreased net income by $0.6 million and $1.7 million, respectively. The retrospective impact to earnings per share was a decrease of $0.02 and $0.06 for the three and nine months ended September 30, 2008, respectively. As a result of the adoption of the accounting guidance for convertible debt, interest expense for the three months ended September 30, 2009 includes non-cash interest expense from amortization of the discount on the liability component of $0.8 million and amortization of debt issuance costs of $91,000 which reduced net income by $0.6 million and earnings per share by $0.02 for the three months ended September 30, 2009. Interest expense for the nine months ended September 30, 2009 includes non-cash interest expense from amortization of the discount on the liability component of $2.8 million and amortization of debt issuance costs of $310,000 which reduced net income by $1.9 million and earnings per share by $0.07 for the nine months ended September 30, 2009.

Results of Operations for the Three and Nine Months Ended September 30, 2009 and 2008

Net Sales. Our net sales for the three months ended September 30, 2009 were $108.0 million, a decrease of $59.7 million, or 35.6%, from $167.7 million of net sales in the corresponding quarter of the prior year. Net sales for the nine months ended September 30, 2009 were $303.0 million, a decrease of $238.3 million, or 44.0%, from $541.3 million in the corresponding prior year period.

Net sales for our Advanced Ceramic Operations division for the three months ended September 30, 2009 were $60.6 million, a decrease of $49.5 million, or 45.0%, from $110.1 million of net sales in the corresponding quarter of the prior year. Net sales of ceramic body armor in the third quarter of 2009 were $47.9 million, a decrease of $46.5 million, or 49.3%, from $94.4 million in the third quarter of 2008. The primary reason for the decline in shipments was a reduction in demand for ESAPI body armor sets from us by the U.S. Army because they achieved their targeted goal of 960,000 total sets of ESAPI received from all suppliers since 2005. This targeted goal of shipments was met at the end of September 2008. We received our first production order for XSAPI plates on March 31, 2009 under the ID/IQ contract discussed above under “Overview,” and commenced shipments during April 2009. Net sales of XSAPI body armor for the three and nine month periods ended September 30, 2009 were $20.9 million and $38.1 million, respectively.

Net sales for our automotive/diesel component product line for the three months ended September 30, 2009 were $1.2 million, a decrease of $3.7 million, or 75.3%, from $4.9 million in the corresponding quarter of the prior year. The reasons for this decrease were that our heavy duty diesel truck business has been negatively affected by trucking companies’ inability to secure financing to purchase new trucks and some of our customers have initiated reduced work hours to reduce production because of the decline in sales in the transportation industry as a result of the severe economic contraction during this year. We expect sales of this product line to continue at approximately the current rate during the fourth quarter of 2009 and throughout 2010. The recent events in the automotive/diesel industry have not had a material impact on our results of operations or liquidity.

Net sales of our orthodontic brackets product line for the three months ended September 30, 2009 were $2.4 million, an increase of $227,000, or 10.6%, from $2.1 million in the corresponding quarter of the prior year. The increase was due to higher demand for Clarity® orthodontic brackets which we believe was caused by increased seasonal advertising and marketing programs by our customer.

Net sales for our Advanced Ceramic Operations division for the nine months ended September 30, 2009 were $169.5 million, a decrease of $189.9 million, or 52.9%, from $359.4 million in the corresponding period of the prior year. This decline reflects lower demand, primarily for body armor for the reasons described above, as well as other armor components for defense applications. Net sales of ceramic body armor for the nine months ended September 30, 2009 were $137.8 million, a decrease of $171.0 million, or 55.4%, from $308.8 million in the corresponding prior year period.

Net sales for our automotive/diesel component product line for the nine months ended September 30, 2009 were $4.0 million, a decrease of $9.4 million, or 69.8%, from $13.4 million in the corresponding prior year period. This decrease reflects the reduction in the production of heavy-duty diesel truck engines by our customers as described above.

Net sales of our orthodontic brackets product line for the nine months ended September 30, 2009 were $7.4 million, a decrease of $0.7 million, or 8.5%, from $8.1 million in the corresponding prior year period.

Our ESK Ceramics subsidiary had net sales for the three months ended September 30, 2009 of $28.0 million, a decrease of $10.0 million, or 26.5%, from $38.0 million in the corresponding quarter of the prior year. On a constant currency basis, sales for the three months ended September 30, 2009 were $29.0 million, a decrease of $9.0 million from the corresponding quarter of the prior year. Sales of industrial products for the three months ended September 30, 2009 were $17.4 million, a decrease of $8.1 million, or 31.8%, from $25.5 million in the corresponding quarter of the prior year. This decrease was the result of a lower demand for fluid handling parts, industrial wear parts and metallurgy parts due to the recent economic contraction. Sales of defense products for the three months ended September 30, 2009 were $4.5 million, a decrease of $1.5 million, or 25.2%, from $6.0 million in the corresponding quarter of the prior year. Included in sales of defense products for the three months ended September 30, 2009 were inter-segment sales of $3.9 million compared to $5.8 million in the prior year. The decrease of $1.9 million in inter-segment sales was due to a reduction in demand for boron carbide powder used in body armor plates manufactured by our Advanced Ceramic Operations division. Sales of automotive/diesel products for the three months ended September 30, 2009 were $5.6 million, a decrease of $192,000, or 3.3%, from $5.8 million in the corresponding quarter of the prior year. Decreased demand from automotive original equipment manufacturers accounted for the decrease in sales. Sales of commercial products, consisting of boron nitride for the cosmetic industry, for the three months ended September 30, 2009 were $0.5 million, a decrease of $260,000, or 33.3%, from $0.8 million in the corresponding prior year period.

For the nine months ended September 30, 2009, net sales for ESK Ceramics were $75.6 million, a decrease of $47.4 million, or 38.5%, from $123.0 million in the corresponding prior year period. On a constant currency basis, sales for the nine months ended September 30, 2009 were $81.6 million, a decrease of $41.4 million from the corresponding prior year period. Sales of industrial products for the nine months ended September 30, 2009 were $46.0 million, a decrease of $32.5 million, or 41.3%, from $78.5 million in the corresponding prior year period. This decrease was the result of a lower demand for fluid handling, industrial wear parts and metallurgy parts. Lower sales of fluid handling parts were negatively impacted by the world wide reduction in the building and construction industries and chemical industries. Sales of defense products for the nine months ended September 30, 2009 were $14.1 million, a decrease of $9.7 million, or 40.8% from $23.8 million in the corresponding prior year period. Included in sales of defense products for the nine months ended September 30, 2009 were inter-segment sales of $12.4 million, a decrease of $9.1 million compared to $21.5 million in the prior year. This decrease was due to a reduction in demand of boron carbide powder by our Advanced Ceramic Operations division. Sales of automotive/diesel products for the nine months ended September 30, 2009 were $13.9 million, a decrease of $4.7 million, or 25.1%, from $18.6 million in the prior year period. Reduced demand from automotive original equipment manufacturers accounted for the decreased sales. Sales of commercial products, consisting of boron nitride for the cosmetic industry, for the nine months ended September 30, 2009 were $1.6 million, a decrease of $0.6 million, or 24.7% from $2.2 million in the prior year period. Lower sales were the result of the economic contraction which impacted the consumer goods market for cosmetic products.

Our Semicon Associates division had net sales for the three months ended September 30, 2009 of $1.8 million, a decrease of $430,000, or 19.0%, from $2.3 million in the corresponding quarter of the prior year. For the nine months ended September 30, 2009, net sales for Semicon Associates were $5.9 million, a decrease of $0.7 million, or 11.4%, from $6.6 million in the corresponding prior year period. The decreases in both periods reflect lower shipments of microwave cathodes.

Our Thermo Materials division had net sales for the three months ended September 30, 2009 of $16.4 million, a decrease of $4.3 million, or 20.5%, from $20.7 million in the corresponding quarter of the prior year. The decrease was due to lower sales prices for crucibles to the solar energy market, and lower sales of precision investment cast products and refractory products due to the current economic recession. Sales of crucibles used in the manufacture of photovoltaic cells for the three months ended September 30, 2009 were $8.4 million, a decrease of $2.5 million, or 23.3%, from $10.9 million in the corresponding period a year ago. The decrease was due to lower per unit sales prices of crucibles because of price reductions in the market for crucibles that were initiated by our largest competitor. Sales to the defense industry for the three months ended September 30, 2009 were $2.0 million, an increase of $48,000, or 2.5%, from $1.9 million when compared to the corresponding prior year period.

For the nine months ended September 30, 2009, net sales for Thermo Materials were $48.0 million, a decrease of $11.7 million, or 19.7%, from $59.7 million in the corresponding prior year period. Accounting for this decrease was a reduction of $5.2 million in the sales of precision investment casting products and a $2.5 million reduction in refractory product sales; both due to the severe economic recession. Revenue from crucibles used in the manufacture of photovoltaic cells was $24.9 million, a decrease of $4.6 million, or 15.5%, from $29.5 million during the nine months ended September 30, 2008. Contributing to the decrease were lower per unit sales prices due to increased price competition while units sold increased for the nine months ended September 30, 2009 compared to the prior year comparable period. Sales to the defense industry during the nine months ended September 30, 2009 were $6.2 million, an increase of $1.0 million, or 19.3%, from $5.2 million when compared to the corresponding prior year period.

Our Ceradyne Canada subsidiary had net sales for the three months ended September 30, 2009 of $300,000, an increase of $209,000, or 229.7%, from $91,000 in the corresponding quarter of the prior year, as sales of our Boral® product line increased by $218,000, or 275.9%, during the quarter ended September 30, 2009. For the nine months ended September 30, 2009, net sales for Ceradyne Canada were $0.6 million, a decrease of $4.3 million, or 87.4%, from $4.9 million for the corresponding prior year period. Much lower demand for our Boral® product line by the nuclear power industry in the first nine months of 2009 contributed $3.8 million to the decrease in net sales in this period.

Our Boron business segment comprises SemEquip, Inc., which we acquired on August 11, 2008, and Ceradyne Boron Products, which we acquired on August 31, 2007. Total net sales for this segment for the three months ended September 30, 2009 were $5.7 million, an increase of $1.4 million, or 33.4%, from $4.3 million compared to the corresponding quarter of the prior year. For the nine months ended September 30, 2009, net sales for this segment were $19.2 million, an increase of $4.7 million, or 32.0%, from $14.5 million in the corresponding prior year period.

Almost all of the sales in both the three and nine months ended September 30, 2009 were from Ceradyne Boron Products, which had net sales in the three months ended September 30, 2009 of $5.4 million, an increase of $1.3 million, or 32.0%, from $4.1 million in the three months ended September 30, 2008 and net sales in the nine months ended September 30, 2009 of $18.5 million, an increase of $4.2 million, or 29.6%, from $14.3 million during the nine months ended September 30, 2008. The increased sales by Ceradyne Boron Products during the three and nine months ended September 30, 2009 resulted from additional shipments to the nuclear industry of $1.2 million and $4.9 million, respectively. The sales contribution from SemEquip is not expected to be significant in 2009.

Gross Profit. Our gross profit for the three months ended September 30, 2009 was $28.6 million, a decrease of $38.1 million, or 57.1%, from $66.7 million in the corresponding prior year quarter. As a percentage of net sales, gross profit was 26.5% for the three months ended September 30, 2009 compared to 39.7% for the corresponding prior year quarter. For the nine months ended September 30, 2009, our gross profit was $75.3 million, a decrease of $138.5 million, or 64.8%, from $213.8 million in the prior year. As a percentage of net sales, gross profit was 24.8% for the nine months ended September 30, 2009 compared to 39.5% for the corresponding prior year period. The decrease in gross profit was the result of lower body armor shipments at our Advanced Ceramic Operations division, lower production volumes of industrial products caused by reduced demand brought on by the recent sharp economic contraction resulting in an increase of unabsorbed manufacturing overhead expenses, and higher scraps rates incurred in the production of body armor. Gross profit for the nine months ended September 30, 2009 also included a charge of $1.6 million for accelerated depreciation of fixed assets in connection with the closing of the facility in Bazet, France owned by our ESK Ceramics France subsidiary. The cost of electricity, which is critical in the manufacturing process to produce advanced technical ceramics, has been stable.

Our Advanced Ceramic Operations division posted gross profit for the three months ended September 30, 2009 of $17.2 million, a decrease of $30.1 million, or 63.6%, from $47.3 million in the corresponding prior year quarter. As a percentage of net sales, gross profit was 28.4% for the three months ended September 30, 2009, which decreased from 43.0% as a percentage of net sales in the corresponding prior year quarter. The primary reasons for the decrease in gross profit were lower volumes of production of body armor products resulting in an increase of unabsorbed body armor manufacturing overhead expenses, higher scrap rates incurred in the production of body armor and unabsorbed manufacturing overhead expenses in our industrial product lines.

For the nine months ended September 30, 2009, gross profit for the Advanced Ceramic Operations division was $45.3 million, a decrease of $105.4 million, or 69.9%, from $150.7 million in the corresponding prior year period. As a percentage of net sales, gross profit was 26.7% for the nine months ended September 30, 2009 compared to 41.9% in the corresponding prior year period. The primary reasons gross profit decreased were lower volumes of production of body armor and industrial products resulting in an increase of unabsorbed body armor and industrial product line manufacturing overhead expenses, and sales mix caused by shipments of lower gross margin SAPI and XSAPI body armor products compared to the corresponding prior period.

Our ESK Ceramics subsidiary had gross profit for the three months ended September 30, 2009 of $4.1 million, a decrease of $5.3 million, or 56.2%, from $9.4 million in the corresponding prior year quarter. As a percentage of net sales, gross profit was 14.8% for the three months ended September 30, 2009, compared to 24.8% for the three months ended September 30, 2008. The decrease in gross profit as a percentage of net sales for the three months ended September 30, 2009 was the result of an unfavorable sales mix due to lower sales of ceramic powder for armor applications, and an increase in unabsorbed manufacturing overhead expenses caused by lower production volumes and reduced demand for our products as a result of the recent economic contraction.

For the nine months ended September 30, 2009, gross profit for ESK Ceramics was $9.9 million, a decrease of $22.0 million, or 69.1%, from $31.9 million in the prior comparable period. As a percentage of net sales, gross profit was 13.0% for the nine months ended September 30, 2009, compared to 26.0% for the nine months ended September 30, 2008. The decrease in gross profit as a percentage of net sales in the nine month period ended September 30, 2009 was the result of an unfavorable sales mix due to lower sales of ceramic powder for armor applications, an increase in unabsorbed manufacturing overhead expenses caused by lower production volumes and lower sales of all product lines due to reduced demand for our products as a result of the recent economic contraction and continuing losses at our Bazet, France manufacturing operations. We are in the process of closing this facility as a cost-cutting measure to eliminate losses that were incurred at this facility due to the recent severe economic contraction and is consistent with Ceradyne’s ongoing objective to lower the costs of its manufacturing operations. Gross profit for the nine months ended September 30, 2009 also includes $1.6 million for accelerated depreciation of fixed assets in connection with the closing of the facility in Bazet, France.

Our Semicon Associates division had gross profit for the three months ended September 30, 2009 of $409,000, a decrease of $256,000, or 38.5%, from $0.7 million in the corresponding quarter of the prior year. As a percentage of net sales, gross profit was 22.3% for the three months ended September 30, 2009, compared to 29.4% for the corresponding prior year period. For the nine months ended September 30, 2009, gross profit for Semicon Associates was $1.5 million, a decrease of $490,000, or 24.4%, from $2.0 million in the corresponding prior year period. As a percentage of net sales, gross profit was 26.0% for the nine months ended September 30, 2009 compared to 30.4% for the corresponding prior year period. During the nine month period ended September 30, 2009, decreased sales of higher margin parts from our microwave cathode product line compared to the corresponding prior year period, contributed to the decrease in gross profit and gross profit as a percentage of net sales for the nine month period ended September 30, 2009.

Our Thermo Materials division had gross profit for the three months ended September 30, 2009 of $5.9 million, a decrease of $3.5 million, or 36.5%, from $9.4 million in the corresponding prior year quarter. As a percentage of net sales, gross profit was 36.1% for the three months ended September 30, 2009 compared to 45.3% for the corresponding prior year quarter. For the nine months ended September 30, 2009, Thermo Materials had gross profit of $17.6 million, a decrease of $6.6 million, or 27.3%, from $24.2 million in the prior year period. As a percentage of net sales, gross profit was 36.6% for the nine months ended September 30, 2009 compared to 40.5%for the corresponding prior year period. For both periods, the primary reasons gross profit decreased were due to lower unit sales prices of crucibles and lower sales of industrial and refractory products due to the recent world-wide economic contraction resulting in an increase of unabsorbed manufacturing overhead expenses compared to the corresponding prior periods.

Our Ceradyne Canada subsidiary had negative gross profit for the three months ended September 30, 2009 of $359,000, an increase in gross profit of $108,000 from a negative gross profit of $467,000 in the corresponding quarter of the prior year. For the nine months ended September 30, 2009, Ceradyne Canada had negative gross profit of $1.4 million, a decrease of $2.8 million, from a gross profit of $1.4 million in the prior year period. For the nine months ended September 30, 2009, gross profit decreased due to significantly lower sales of our Boral® product line and metal matrix composite products to the nuclear industry resulting in an increase of unabsorbed manufacturing overhead expenses compared to the corresponding prior year period.

Our Boron business segment comprises SemEquip, Inc., and Ceradyne Boron Products. This segment had gross profit for the three months ended September 30, 2009 of $1.3 million, an increase in gross profit of $2.0 million, from a negative gross profit of $0.7 million in the corresponding quarter of the prior year. Contributing to this change was an increase of $1.6 million in gross profit from Ceradyne Boron Products for the three months ended September 30, 2009 compared to this unit’s negative gross profit of $196,000 in the corresponding quarter of the prior year. This increase was from additional sales of products to the nuclear industry and improved absorption of fixed manufacturing costs. Also contributing to this change was an increase of $261,000 of gross profit from SemEquip, Inc. due to a credit of $419,000 resulting from an adjustment to the amortization of intangible assets due to revised estimates of future sales and earning. SemEquip’s financial results were only partially included in the corresponding prior year period because we acquired this subsidiary on August 11, 2008.

For the nine months ended September 30, 2009, total gross profit of the Boron segment was $2.3 million, a decrease of $70,000, or 2.9%, from $2.4 million. Ceradyne Boron Products had gross profit for the nine months ended September 30, 2009 of $4.6 million,  an increase of $1.7 million, or 57.5%, from $2.9 million in the corresponding period of the prior year. The change was the result of a $2.6 million increase in gross profit from sales to the nuclear industry offset by a decline in gross profit of $0.9 million due to a decrease in sales to the semiconductor industry.

Selling Expenses. Our selling expenses for the three months ended September 30, 2009 were $6.8 million, a decrease of $1.6 million, or 20.0%, from $8.4 million in the corresponding prior year quarter. Selling expenses, as a percentage of net sales, increased from 5.0% for the three months ended September 30, 2008 to 6.3% of net sales for the three months ended September 30, 2009.

For the nine months ended September 30, 2009, selling expenses were $20.6 million, a decrease of $4.4 million, or 17.3%, from $25.0 million in the corresponding prior year period. Selling expenses, as a percentage of net sales, increased from 4.6% for the nine months ended September 30, 2008 to 6.8% of net sales for the nine months ended September 30, 2009. The primary reason for the decrease in selling expenses for both the three and nine month periods ended September 30, 2009 was a reduction in the number of employees and related personnel expenses. The increase in selling expenses as a percentage of net sales was caused by the large reduction in sales in the three and nine months ended September 30, 2009 when compared to the corresponding periods in 2008.

General and Administrative Expenses. Our general and administrative expenses for the three months ended September 30, 2009 were $10.8 million, a decrease of $0.9 million, or 7.9%, from $11.7 million in the corresponding prior year quarter. General and administrative expenses, as a percentage of net sales, increased from 7.0% for the three months ended September 30, 2008 to 10.0% for the three months ended September 30, 2009. Decreases in general and administrative expenses were generated by reductions in headcount and by a reduction in bonuses due to lower pre-tax income for the three months ended September 30, 2009 compared to the corresponding prior year period and were net of a reserve for $1.0 million established to settle an outstanding claim.

For the nine months ended September 30, 2009, general and administrative expenses were $31.0 million, a decrease of $4.2 million, or 12.0%, from $35.2 million in the corresponding prior year period. General and administrative expenses, as a percentage of net sales, increased from 6.5% for the nine months ended September 30, 2008 to 10.2% in the nine months ended September 30, 2009. Decreases in general and administrative expenses were generated by reductions in headcount and by a reduction in bonuses due to lower pre-tax income for the nine months ended September 30, 2009 compared to the corresponding prior year period, offset by $340,000 of transaction expenses in connection with our acquisition of the business and assets of Diaphorm Technologies, LLC, a $1.25 million of expense to settle a class action lawsuit and a reserve for $1.0 million to settle an outstanding claim. The increase in general and administrative expenses as a percentage of net sales was caused by the large reduction in sales in the three and nine months ended September 30, 2009 when compared to the corresponding periods in 2008.

Restructuring – Plant Closure and Severance. We recorded pre-tax restructuring and severance charges of $88,000 for the three months ended September 30, 2009. Restructuring and severance charges for the nine months ended September 30, 2009 totalled $11.9 million. Included in this amount are charges totaling $9.4 million due to the closing of the facility in Bazet, France owned by our ESK Ceramics France subsidiary and $2.5 million of severance charges in connection with headcount reductions in the United States and Germany during the nine months ended September 30, 2009.

During the second quarter of 2009, we recognized pre-tax charges of $9.4 million for the closure of the Bazet facility which included severance and related costs of $9.0 million and termination of contracts, and legal and other closure costs of $0.4 million. The severance charge was recognized as a postemployment benefit as the Company’s obligation related to employees' rights to receive compensation for future absences was attributable to employees' services already rendered, the obligation relates to rights that legally vest, payment of the compensation is probable, and the amount could be reasonably estimated based on local statutory requirements. During the second quarter of 2009, we made a strategic decision to close this manufacturing plant effective later this year. We also incurred $0.6 million for accelerated depreciation of fixed assets that is reported in Cost of Goods Sold in the second quarter of 2009 and $1.0 million in the third quarter of 2009. We made this decision as a cost-cutting measure to eliminate losses that were incurred at this facility due to the recent severe economic contraction. This decision is consistent with our ongoing objective to lower the costs of our manufacturing operations. As a result, we anticipate that ESK Ceramics France will reduce its workforce by approximately 97 employees, primarily composed of manufacturing, production and additional support staff at the plant. Affected employees will be eligible for a severance package that includes severance pay, continuation of benefits and outplacement services. Pre-tax charges relating to this corporate restructuring will also include various other costs to close the plant. The total pre-tax charges to complete the closure are estimated to be in the range of approximately $11.0 to $13.0 million, including non-cash pre-tax charges of approximately $2.2 million relating primarily to assets that will be written off or disposed of in connection with the closure of the facility. We expect to have the plant completely closed by the end of this calendar year after finalizing discussions regarding the terms of closure with local employee representatives.

Goodwill Impairment. We are required to test annually whether the estimated fair value of our reporting units is sufficient to support the goodwill assigned to those reporting units; we perform the annual test in the fourth quarter. We are also required to test goodwill for impairment before the annual test if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount, such as a significant adverse change in the business climate. At September 30, 2009, our market capitalization was less than our total stockholders' equity. We consider this decline to be temporary and based on general economic conditions, therefore no interim test of goodwill is required. As of September 30, 2009, none of our reporting units were at risk of failing step one of the impairment test.

We incurred a goodwill impairment charge of $3.8 million in the second quarter of 2009 for the goodwill associated with our Ceradyne Canada operating segment. We determined that the demand for our Boral® product line, which is a large part of the revenue of the Ceradyne Canada operating and reporting unit, continued to decline and that this condition required a goodwill impairment test before the annual test for this reporting unit. To complete the test for impairment, we utilized discounted cash flow methodology, which requires the forecasting of cash flows and requires the selection of discount rates. We used available information to make these fair value estimates, including discount rates, commensurate with the risks relevant to our business. Based on the goodwill impairment test performed on the Ceradyne Canada reporting unit, we recorded a $3.8 million impairment charge, which was recognized in the second quarter of 2009.

During the second quarter of 2009, we also conducted a test on the forecasted undiscounted cash flows to determine whether there was impairment on our long lived assets in our Ceradyne Canada reporting unit. Based on the analysis of the forecasted undiscounted cash flows for this reporting unit, we determined that there was no impairment of the long lived assets for the Ceradyne Canada reporting unit.

The valuation methodologies and the underlying financial information that are used to determine fair value require significant judgments to be made by management. These judgments include, but are not limited to, long-term projections of future financial performance, terminal growth rate and the selection of an appropriate discount rate used to calculate the present value of the estimated future cash flows. The long-term projections used in the valuation were developed as a part of our annual budgeting and forecasting process. The discount rate used in the valuation was selected based upon an analysis of comparable companies and included adjustments made to account for our specific attributes such as size and industry. The test for long-lived asset impairment resulted in no impairment of those assets at December 31, 2008. Additionally, the test for goodwill impairment resulted in no impairment of goodwill at December 31, 2008. At the time of the completion of our annual goodwill impairment test as of December 31, 2008, we believed that the cash flow projections we used in determining fair value already appropriately reflected our reduced forecast of our financial performance for 2009. While the reduction in sales volume to the U.S. government and the recent severe economic downturn has impacted all of our reporting units, we believe that the fundamentals of our businesses remain solid and the long-term outlook for our industry remains strong. Our valuation models assume the restoration of long-term market stability after a near term period of no growth. All reporting units had fair values which exceeded carrying values by at least 24% as of December 31, 2008. Additionally, a 50 basis point increase in the discount rate, a critical assumption in which a minor change can have a significant negative impact on the estimated fair value, would not have resulted in a goodwill impairment charge. Furthermore, as our forecasts and the prevailing economic conditions applicable to the reporting units, other than Canada, did not change materially from the assessment performed at December 31, 2008, and, as the fair values of our other reporting units as determined in that testing exceeded the carrying value by the percentages indicated above, we did not perform an interim test of long-lived asset or goodwill impairment for the other reporting units at September 30, 2009.

Acquisition Related Charge. We incurred an acquisition-related compensation charge of $9.8 million for the nine months ended September 30, 2008 associated with a pre-closing commitment by SemEquip, Inc. for incentive compensation for several of its employees and advisors. This $9.8 million charge included $1.7 million of cash paid by Ceradyne at closing, and the balance represents the discounted present value of the portion of the estimated contingent consideration payable as incentive compensation to these employees and advisors over 15 years. During the third quarter of 2009, we revised the estimated future sales and earnings of SemEquip, which caused a $0.8 million reduction in this acquisition liability and a credit to pre-tax earnings for the three and nine months ended September 30, 2009.

Research and Development Expenses. Our research and development expenses for the three months ended September 30, 2009 were $2.9 million, a decrease of $1.6 million, or 36.8%, from $4.5 million in the corresponding prior year quarter. Research and development expenses, as a percentage of net sales, were unchanged at 2.7% for both periods. For the nine months ended September 30, 2009, research and development expenses were $9.5 million, a decrease of $1.5 million, or 13.4%, from $11.0 million in the corresponding prior year period. Research and development expenses, as a percentage of net sales, increased from 2.0% of net sales for the nine months ended September 30, 2008 to 3.1% of net sales for the nine months ended September 30, 2009.

Other Income (Expense). Our net other income (expense) for the three months ended September 30, 2009 was $2.6 million of expense, a decrease of $212,000, from $2.8 million of expenses in the corresponding prior year quarter. The primary reasons for this change were a $1.1 million reduction from an other-than-temporary impairment charge from our investments in auction rate securities and a $0.5 million reduction in interest expense, offset by a decrease in interest income of $0.9 million received on investments due to lower short term interest rates.

Our net other income (expense) for the nine months ended September 30, 2009 was $5.3 million of expense, an increase of $3.9 million, from $1.4 million of expense in the corresponding prior year period. The primary reasons for the change were a gain on early extinguishment of debt of $1.9 million, offset by a decrease in interest income of $3.8 million received on investments due to lower short term interest rates, and a reduction in gains on foreign currency translation of $1.9 million for the nine months ended September 30, 2009.

Income before Provision for Income Taxes. Our income before provision for income taxes for the three months ended September 30, 2009 was $6.4 million, a decrease of $23.0 million, or 78.4%, from $29.4 million of income before provision for income taxes in the corresponding prior year quarter. For the nine months ended September 30, 2009, we incurred a loss before provision for income taxes of $6.2 million, a decrease of $137.5 million, from income before provision for income taxes of $131.4 million for the nine months ended September 30, 2008.

The primary reasons for the decrease in the income before provision for income taxes for the three months ended September 30, 2009 were large reductions in sales of body armor, a reduction of sales of industrial products and unabsorbed manufacturing overhead due to lower production volumes. For the nine months ended September 30, 2009, the primary reasons for the decrease in the income before provision for income taxes were large reductions in sales of body armor, a reduction of sales of industrial products, unabsorbed manufacturing overhead due to lower production volumes, $9.4 million pre-tax charges for the closure our Bazet, France manufacturing plant, a $3.8 million pre-tax charge for impairment of goodwill at our Ceradyne Canada segment, $2.5 million of severance costs due to reductions in work force, and an expense of $1.25 million to settle a class action lawsuit. These were offset by a $0.8 million reduction in acquisition liabilities and a credit of $0.6 million to adjust the amortization of intangibles; both were adjusted based on revised estimates of future sales and earnings at our SemEquip subsidiary.

Our Advanced Ceramic Operations division’s income before provision for income taxes for the three months ended September 30, 2009 was $6.4 million, a decrease of $28.0 million, or 81.5%, from $34.4 million of income before provision for income taxes in the corresponding prior year quarter. For the nine months ended September 30, 2009, income before provision for income taxes was $15.5 million, a decrease of $103.3 million, or 87.0%, from $118.8 million of income before provision for income taxes for the nine months ended September 30, 2008. The decrease in income before provision for income taxes for both the three and nine month periods ended September 30, 2009 was due to substantially lower sales of body armor, underabsorbed manufacturing overhead expenses because of lower volumes of production of body armor and industrial products, higher scrap rates incurred in the production of body armor and the settlement of a class action lawsuit for $1.25 million. For the three months ended September 30, 2009, we incurred a pre-tax other than temporary impairment charge of $1.8 million related to auction rate securities, a decrease of $1.2 million, from the $3.0 million we incurred in the corresponding prior year period. We also incurred severance expenses in connection with reductions in workforce at this division of $51,000 and $0.5 million in the three and nine months ended September 30, 2009, respectively.

Our ESK Ceramics subsidiary incurred a loss before provision for income taxes for the three months ended September 30, 2009 of $3.0 million, an increase of $2.9 million, from a loss before provision for income taxes of $79,000 in the corresponding prior year quarter. For the nine months ended September 30, 2009, this subsidiary recorded a loss before provision for income taxes of $23.1 million, a decrease of $28.4 million, from income before provision for income taxes of $5.3 million in the corresponding prior year period. For the nine months ended September 30, 2009, the primary causes of the decrease in income before provision for income taxes were a $9.4 million charge for the closure of our Bazet, France, manufacturing plant, severance expenses in Germany of $1.8 million due to a reduction in work force, an unfavorable sales mix due to lower sales of ceramic powder for armor applications and unabsorbed manufacturing overhead expenses caused by significantly lower sales and production volume.

Our Semicon Associates division’s income before provision for income taxes for the three months ended September 30, 2009 was $114,000, a decrease of $227,000, or 66.6%, from $341,000 of income before provision for income taxes in the corresponding prior year quarter. For the nine months ended September 30, 2009, income before provision for income taxes was $0.6 million, a decrease of $492,000, or 45.6%, from $1.1 million of income before provision for income taxes in the corresponding prior year period. The decrease in income before provision for income taxes for the nine months ended September 30, 2009 was primarily caused by a reduction in the sales of microwave cathode products due to the recent economic contraction.

Our Thermo Materials division’s income before provision for income taxes for the three months ended September 30, 2009 was $3.6 million, a decrease of $3.2 million, or 46.5%, from $6.8 million of income before provision for income taxes in the corresponding prior year quarter. For the nine months ended September 30, 2009, income before provision for income taxes was $10.8 million, a decrease of $5.0 million, or 31.5%, from $15.8 million of income before provision for income taxes in the corresponding prior year period. The decrease in income before provision for income taxes in both periods was due to lower sales of crucibles caused by a reduction in unit selling prices when compared to the corresponding prior year periods, and a reduction in sales of refractory and industrial products due to the recent economic contraction.

Our Ceradyne Canada subsidiary incurred a loss before provision for income taxes for the three months ended September 30, 2009 of $0.7 million, an increase of $323,000, or 93.9%, from a loss before provision for income taxes of $344,000 in the corresponding prior year quarter. For the nine months ended September 30, 2009, this subsidiary recorded a loss before provision for income taxes of $6.3 million, a decrease of $6.6 million, from income before provision for income taxes of $362,000 in the corresponding prior year period. For the nine month period, the decrease in income before provision for income taxes was due to a sharp decrease in demand of our Boral® product line, metal matrix composite products and underabsorbed manufacturing expenses, and a goodwill impairment charge of $3.8 million recorded in the second quarter of 2009.

Our Boron business segment comprises SemEquip, Inc., which we acquired on August 11, 2008, and Ceradyne Boron Products, which we acquired on August 31, 2007. The loss before provision for income taxes for this segment for the three months ended September 30, 2009 was $83,000, a decrease of $12.8 million, from a loss before provision for income taxes of $12.8 million in the corresponding prior year quarter. For the nine months ended September 30, 2009, the loss before provision for income taxes was $3.7 million, a decrease of $8.8 million, or 70.1%, from a loss before provision for income taxes of $12.5 million in the corresponding prior year period. The improvement in the performance of this segment was attributable to the increase of income before provision for income taxes at our Ceradyne Boron Products subsidiary and a $0.8 million reduction in acquisition liabilities because of revised estimates and a credit of $0.6 million to adjust the amortization of intangibles based on revised estimates of sales and earnings; both in connection with SemEquip, Inc.

Ceradyne Boron Products’ income before provision for income taxes for the three months ended September 30, 2009, was $324,000 compared to a loss before provision for income taxes of $1.6 million in the corresponding prior year period. For the nine months ended September 30, 2009, the income before provision for income taxes was $0.8 million compared to a loss before provision for income taxes of $1.2 million in the corresponding prior year period. The primary reasons for the increase in the income before provision for income taxes for both periods were increased sales of nuclear products of $1.2 million and $4.9 million for the three and nine months ended September 30, 2009, respectively and greater absorption of fixed manufacturing expenses.

Income Taxes. We had a combined federal and state tax rate of 22.4% for the three months ended September 30, 2009 resulting in a provision for income taxes of $1.4 million,a decrease of $9.2 million,or 86.5%, from $10.6 million provision for income taxes in the corresponding prior year quarter. Our effective tax rate was 36.1% for the three months ended September 30, 2008. We had a combined federal and state tax rate of 9.7% for the nine months ended September 30, 2009 reflecting a tax benefit of $0.6 million, a decrease of $48.1 million, from $47.5 million of the provision for income taxes in the corresponding prior year period. This compared to a 36.2% effective tax rate in the same period in 2008. The lower effective tax rates in the three and nine month periods ended September 30, 2009, when compared to the same periods last year, resulted from a higher proportion of our expected full year pre-tax income originating from our operations in China where we did not pay income tax, partially offset by non-deductible operating losses and accelerated depreciation of fixed assets recognized in connection with the restructuring in Bazet, France.

Liquidity and Capital Resources

We generally have met our operating and capital requirements with cash flow from operating activities, borrowings under our credit facility, and proceeds from the sale of shares of our common stock.

Our net cash position decreased by $71.6 million during the nine months ended September 30, 2009 compared to a $49.4 million increase during the nine months ended September 30, 2008. The major reason for the decrease in our cash position were purchases of marketable securities for $136.2 million which was offset by sales of marketable securities of $64.1 million for a net outflow of $72.1 million. Other items impacting our net cash position were a net loss of $5.6 million, the use of $23.2 million of our cash to purchase $27.9 million face value of our convertible bonds, an expenditure of $9.7 million for an acquisition, and purchases of property, plant and equipment in the amount of $13.6 million offset by change in operating assets and liabilities (net of effect of businesses acquired) of $19.7 million.

For the nine months ended September 30, 2009, cash flow provided by operating activities amounted to $48.4 million compared to $127.0 million during the nine months ended September 30, 2008. The primary factor impacting cash flow from operating activities in the nine months ended September 30, 2009, were adjustments of non-cash amounts related to depreciation and amortization of $28.6 million and non cash interest on convertible debt of $2.8 million. Additional factors contributing to the increase in cash flow provided by operating activities were increases in accounts payable and accrued expenses of $9.0 million, an increase in income taxes payable of $1.9 million, and a decrease in inventories of $5.4 million.

Investing activities consumed $95.7 million of cash during the nine months ended September 30, 2009. This included $9.7 million for the acquisition of substantially all of the business and assets and all technology and intellectual property related to ballistic combat and non-combat helmets of Diaphorm Technologies, LLC, based in Salem, New Hampshire. We invested $136.2 million for the purchase of marketable securities as we extended the maturities of our investments in an attempt to increase our return. We also spent $13.6 million for the purchase of property, plant and equipment. Included in this amount is $6.6 million for improvements in the production of ceramic crucibles at our China and Atlanta facilities. These expenditures for investing activities were partially offset by $64.1 million of proceeds from sales and maturities of marketable securities.

Financing activities during the nine months ended September 30, 2009 consumed $25.3 million. During the nine months ended September 30, 2009, we purchased and retired 282,000 shares of our common stock at an aggregate cost of $5.1 million under a stock repurchase program authorized by our Board of Directors. We are authorized to repurchase and retire an additional $50.2 million for a total of $100.0 million. We also purchased and retired an aggregate of $27.9 million principal amount of our convertible debt for $23.2 million; $20.2 million of this amount is reflected in financing activities and the balance of $3.0 million was attributable to payments of accreted interest on the debt discount and is reflected in cash flows from operating activities.

The negative effect of exchange rates on cash and cash equivalents of $1.0 million during the nine months ended September 30, 2009 was due to our investment in our German subsidiary, ESK Ceramics, and in our Chinese subsidiary, Ceradyne (Tianjin) Technical Ceramics, Ltd.

During December 2005, we issued $121.0 million principal amount of 2.875% senior subordinated convertible notes due December 15, 2035. During the nine months ended September 30, 2009, we purchased an aggregate of $27.9 million principal face amount of the $121.0 million of Notes that were outstanding on March 31, 2009 at a purchase price of $23.2 million, reducing the outstanding balance of the Notes to $93.1 million. We have $26.8 million remaining of the original $50.0 million authorization to repurchase and retire part of the outstanding Notes. The carrying amount of the Notes purchased was $24.1 million and the estimated fair value of the Notes exclusive of the conversion feature was $21.8 million. The difference between the carrying amount of $24.1 million and the estimated fair value of $21.8 million was recognized as a gain of $2.3 million upon early extinguishment of debt, which was partially offset by write off of associated unamortized debt issuance costs of $392,000, resulting in a net gain of $1.9 million. The difference between the estimated fair value of $21.8 million and the purchase price of $23.2 million was $1.4 million and was charged to additional paid-in capital. In May 2008, the FASB Staff issued new accounting guidance for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) which specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the issuer’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. Upon adoption of the new accounting guidance for convertible debt, $3.0 million of the purchase price was attributable to accreted interest on the debt discount and is presented in the statement of cash flows for the nine months ended September 30, 2009 as payments of accreted interest on convertible debt in cash flow from operating activities and the remaining $20.2 million is presented as repayments of convertible debt in cash flow from financing activities.

As of September 30, 2009 and December 31, 2008, long-term debt and the equity component (recorded in additional paid in capital, net of income tax benefit) associated with the adoption of the new accounting guidance for convertible debt comprised the following (in thousands):

	September 30, 2009	December 31, 2008
Long-term debt
Principal amount	$93,100	$121,000
Unamortized discount	(11,762)	(18,369)
Net carrying amount	$81,338	$102,631
Equity component, net of income tax benefit	$18,233	$17,228

The discount on the liability component of long-term debt is being amortized using the effective interest method based on an annual effective rate of 7.5%, which represented the market interest rate for similar debt without a conversion option on the issuance date, through December 2012, which coincides with the first date that holders of the Notes can exercise their put option as discussed below. The amount of interest expense recognized relating to both the contractual interest coupon and the amortization of the discount on the liability component was $1.5 million and $1.9 million for the three months ended September 30, 2009 and 2008, respectively, and $5.2 million and $5.5 million for the nine months ended September 30, 2009 and 2008, respectively.

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

We are obligated to pay contingent interest to the holders of the notes during any six-month period from June 15 to December 14 and from December 15 to June 14, commencing with the six-month period beginning December 20, 2010 and ending on June 14, 2011, if the average trading price of the note for the five trading day period ending on the third trading day immediately preceding the first day of the relevant contingent interest period equals $1,200 (120% of the principal amount of a note) or more. The amount of contingent interest payable per note for any relevant contingent interest period shall equal 0.25% per annum of the average trading price of a note for the five trading day period ending on the third trading day immediately preceding the first day of the relevant contingent interest period. This contingent interest payment feature represents an embedded derivative. However, based on the de minimus value associated with this feature, no value has been assigned at issuance and at September 30, 2009.

In December 2005, we established a new unsecured $10.0 million line of credit. As of September 30, 2009, there were no outstanding amounts on the line of credit. However, the available line of credit at September 30, 2009 has been reduced by an outstanding letter of credit in the amount of $1.8 million. The interest rate on the credit line is based on the LIBOR rate for a period of one month, plus a margin of 0.625%, which equaled 0.9% as of September 30, 2009.

Pursuant to the bank line of credit, we are subject to certain covenants, which include, among other things, the maintenance of specified minimum amounts of tangible net worth and quick assets to current liabilities ratio. At September 30, 2009, we were in compliance with these covenants.

Our cash, cash equivalents, restricted cash and short-term investments totaled $225.6 million at September 30, 2009, compared to $224.1 million at December 31, 2008. At September 30, 2009, we had working capital of $390.9 million, compared to $400.8 million at December 31, 2008. Our cash position includes amounts denominated in foreign currencies. The repatriation of cash balances from our ESK Ceramics subsidiary does not result in additional tax costs while repatriation of cash balances from our China Tianjin subsidiary results in an additional 15% tax. We believe that our current cash and cash equivalents on hand and cash available from the sale of short-term investments, cash available from additional borrowings under our revolving line of credit and cash we expect to generate from operations will be sufficient to finance our anticipated capital and operating requirements for at least the next 12 months.

Our anticipated capital requirements primarily relate to the expansion of our manufacturing facilities in China. The total expected capital expenditures for the new facility in China is approximately $31.1 million, of which $2.4 million has been spent as of September 30, 2009. We anticipate spending $25.6 million in fiscal year 2010 for this capital expenditure. Funding for the new facility in China is being provided by cash flow generated from sales of ceramic crucibles in China, any remaining funding requirement will be supported by available cash in the U.S. We also may utilize cash, and, to the extent necessary, borrowings from time to time to acquire other businesses, technologies or product lines that complement our current products, enhance our market coverage, technical capabilities or production capacity, or offer growth opportunities. From time to time, we may utilize cash to repurchase our common stock or our convertible debt.

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

Our material contractual obligations and commitments as of September 30, 2009 include a $9.7 million reserve for unrecognized tax benefits. The reserve is classified as long term liabilities on our Consolidated Balance Sheet as of September 30, 2009.

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

Our long term investments at September 30, 2009 included $25.0 million of auction rate securities. To date, the Company has incurred $4.5 million in pre-tax charges against other comprehensive income and pre-tax other than temporary impairment charges of $11.5 million related to auction rate securities. The Company’s investments in auction rate securities represent interests in insurance securitizations collateralized by pools of residential and commercial mortgages, asset backed securities and other structured credits relating to the credit risk of various bond guarantors that mature at various dates from June 2021 through July 2052. These auction rate securities were intended to provide liquidity via an auction process which is scheduled every 28 days, that resets the applicable interest rate, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. Interest rates are capped at a floating rate of one month LIBOR plus additional spread ranging from 1.25% to 4.00% depending on prevailing rating. During the second half of the year 2007, through 2008 and through for the nine months ended September 30, 2009, the auctions for these securities failed. As a result of current negative conditions in the global credit markets, auctions for the Company’s investment in these securities have recently failed to settle on their respective settlement dates. Consequently, the investments are not currently liquid through the normal auction process and may be liquidated if a buyer is found outside the auction process. Although the auctions have failed, the Company continues to receive underlying cash flows in the form of interest income from the investments in auction rate securities. As of September 30, 2009, the fair value of the Company’s investments in auction rate securities was below cost by approximately $16.0 million. The fair value of the auction rate securities has been below cost for more than one year.

Prior to June 30, 2008, the Company was able to determine the fair value of its investments in auction rate securities using a market approach valuation technique based on Level 2 inputs that did not require significant adjustment. Since June 30, 2008, the market demand for auction rate securities has declined significantly due to the complexity of these instruments, the difficulty of determining the values of some of the underlying assets, declines in the issuer’s credit quality and disruptions in the credit markets. At September 30, 2009, the Company determined that the market for its investments in auction rate securities and for similar securities was not active since there were few observable or recent transactions for these securities or similar securities. The Company’s investments in auction rate securities were classified within Level 3 of the fair value hierarchy because the Company determined that significant adjustments using unobservable inputs were required to determine fair value as of September 30, 2009.

An auction rate security is a type of structured financial instrument where its fair value can be estimated based on a valuation technique that includes the present value of future cash flows (principal and interest payments), review of the underlying collateral and considers relevant probability weighted and risk adjusted observable inputs and minimizes the use of unobservable inputs. Probability weighted inputs included the following:
  • Probability of earning maximum rate until maturity
  • Probability of passing auction at some point in the future
  • Probability of default at some point in the future (with appropriate loss severity assumptions)
The Company determined that the appropriate risk-free discount rate (before risk adjustments) used to discount the contractual cash flows of its auction rate securities ranged from 0.2% to 3.5%, based on the term structure of the auction rate security. Liquidity risk premiums are used to adjust the risk-free discount rate for each auction rate security to reflect uncertainty and observed volatility of the current market environment. This risk of nonperformance has been captured within the probability of default and loss severity assumptions noted above. The risk-adjusted discount rate, which incorporates liquidity risk, appropriately reflects the Company’s estimate of the assumptions that market participants would use (including probability weighted inputs noted above) to estimate the selling price of the asset at the measurement date.

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

We enter into foreign exchange forward contracts to reduce earnings and cash flow volatility associated with foreign exchange rate changes to allow our management team to focus its attention on its core business operations. Accordingly, we enter into contracts which change in value as foreign exchange rates change to economically offset the effect of changes in value of foreign currency assets and liabilities, commitments and anticipated foreign currency denominated sales and operating expenses. We enter into foreign exchange forward contracts in amounts between minimum and maximum anticipated foreign exchange exposures, generally for periods not to exceed one year. These derivative instruments are not designated as accounting hedges. We had an outstanding foreign exchange forward contract for five million Euros at September 30, 2009.

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

Our debt is comprised of $93.1 million of a convertible note with a fixed coupon rate of 2.875% (“Notes”). The fair value of long-term debt was $83.7 million and is based on quoted market prices at September 30, 2009.

During the three months ended September 30, 2009, we purchased an aggregate of $3.4 million principal amount of the Notes at a purchase price of $2.9 million. The carrying amount of the Notes purchased was $3.0 million and the estimated fair value of the Notes exclusive of the conversion feature was $2.8 million. The difference between the carrying amount of $3.0 million and the estimated fair value of $2.8 million was recognized as a gain of $141,000 upon early extinguishment of debt, which was partially offset by write off of associated unamortized debt issuance costs of $46,000, resulting in a net gain of $95,000. The difference between the estimated fair value of $2.8 million and the purchase price of $2.9 million was $76,000 and was charged to additional paid-in capital.

During the nine months ended September 30, 2009, we purchased an aggregate of $27.9 million principal amount of the Notes at a purchase price of $23.2 million. The carrying amount of the Notes purchased was $24.1 million and the estimated fair value of the Notes exclusive of the conversion feature was $21.8 million. The difference between the carrying amount of $24.1 million and the estimated fair value of $21.8 million was recognized as a gain of $2.3 million upon early extinguishment of debt, which was partially offset by write off of associated unamortized debt issuance costs of $392,000, resulting in a net gain of $1.9 million. The difference between the estimated fair value of $21.8 million and the purchase price of $23.2 million was $1.4 million and was charged to additional paid-in capital. The Company has $26.8 million remaining of the original $50.0 million authorization to repurchase and retire part of the outstanding Notes. Cash flow from operating activities in the statement of cash flows for the nine months ended September 30, 2009 includes $3.0 million of the purchase price that was attributable to the payment of accreted interest on the convertible debt discount and the remaining $20.2 million is presented as repayments of convertible debt in cash flow from financing activities.

Approximately 31.8% of our revenues for the nine months ended September 30, 2009 were derived from operations outside the United States. Overall, we are a net recipient of currencies other than the U.S. dollar and, as such, we benefit from a weaker dollar and are adversely affected by a stronger dollar relative to major currencies worldwide. Accordingly, changes in exchange rates, and in particular a strengthening of the U.S. dollar, may negatively affect net sales, gross profit, and net income from our subsidiary, ESK Ceramics, as expressed in U.S. dollars. This would also negatively impact our consolidated reported results.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2009 (the end of the period covered by this report). Based on this evaluation, our principal executive officer and principal financial officer concluded that our current disclosure controls and procedures (as defined in Rules 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934) are effective.

Changes in Internal Control over Financial Reporting
Our management evaluated our internal control over financial reporting and there have been no changes during the fiscal quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

Daniel Vargas, Jr. v. Ceradyne, Inc., Orange County Superior Court, Civil Action No. 07CC01232:
A class action lawsuit was filed on March 23, 2007, in the California Superior Court for Orange County, in which it was asserted that the representative plaintiff, a former Ceradyne employee, and the putative class members, were not paid overtime at an appropriate overtime rate. The complaint alleges that the purportedly affected employees should have had their regular rate of pay for purposes of calculating overtime adjusted to reflect the payment of a bonus to them for the four years preceding the filing of the complaint, up to the present time. The complaint further alleges that a waiting time penalty should be assessed for the failure to timely pay the correct overtime payment. Ceradyne filed an answer denying the material allegations of the complaint. The motion for class certification was heard on November 13, 2008 and class certification was granted. On January 6, 2009, the court entered an order certifying the class. Ceradyne contends that the lawsuit is without merit on the basis that the bonuses that have been paid are discretionary and not of the type that are subject to inclusion in the regular hourly rate for purposes of calculating overtime. After a request for review by the Court of Appeal of the decision to grant class certification, a day-long mediation before a third-party neutral mediator, and an evaluation of the cost of litigation and the financial exposure in the case, Ceradyne agreed to provide a settlement fund of $1.25 million to resolve all issues in the litigation. The settlement specifically states that neither party is admitting to liability or lack thereof. Ceradyne believed that based upon the cost of further defense and the exposure in the case, it was best to settle the matter. The Court has granted preliminary approval of the settlement. A third party administrator is in the process of contacting class members concerning their respective recovery and their rights to opt-out. The settlement provides for reversion of any unclaimed amounts from the settlement fund back to Ceradyne.

Item 1A.    Risk Factors

There have been no significant changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information regarding shares of our common stock that we repurchased during the three month period ended September 30, 2009.

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 to July 31, 2009	-	-	1,835,237	$50,646,991
August 1 to August 31, 2009	25,000	$18.01	1,860,237	$50,196,703
September 1 to September 30, 2009	-	-	1,860,237	$50,196,703
Total	25,000	$18.01	1,860,237	$50,196,703

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

CERADYNE, INC.

Date: October 27, 2009	By:	/s/ JERROLD J. PELLIZZON
Jerrold J. Pellizzon
Vice President Chief Financial Officer (Principal Financial and Accounting Officer)

Index to Exhibits

Exhibit	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.