Form 10-Q
period 2010-03-31
CERADYNE INC
filed 2010-04-27
CIK 18937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 22, 2010
Common Stock, $0.01 par value	25,434,497 Shares

Exhibit Index on Page 34

CERADYNE, INC.

INDEX

		PAGE NO.
PART I.	FINANCIAL INFORMATION

Item 1.	Unaudited Consolidated Financial Statements	3

	Consolidated Balance Sheets – March 31, 2010 and December 31, 2009	3

	Consolidated Statements of Income – Three Months Ended March 31, 2010 and 2009	4

	Consolidated Statements of Cash Flows – Three Months Ended March 31, 2010 and 2009	5

	Notes to Consolidated Financial Statements	6-19

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20-29

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30-31

Item 4.	Controls and Procedures	31

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	32

Item 1A.	Risk Factors	32

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 3.	Not applicable	32

Item 4.	Not applicable	32

Item 5.	Exhibits	32

SIGNATURE		33

CERADYNE, INC.
FORM 10-Q
FOR THE QUARTER ENDED
March 31, 2010

PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Consolidated Financial Statements

CERADYNE, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)
	March 31, 2010	December 31, 2009
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$133,767	$122,154
Restricted cash	-	3,130
Short-term investments	118,277	117,666
Accounts receivable, net of allowances for doubtful accounts of $749
and $851 at March 31, 2010 and December 31, 2009, respectively	59,552	53,269
Other receivables	20,063	11,424
Inventories, net	89,517	100,976
Production tooling, net	10,449	12,006
Prepaid expenses and other	16,278	19,932
Deferred tax asset	12,874	13,796
TOTAL CURRENT ASSETS	460,777	454,353
PROPERTY, PLANT AND EQUIPMENT, net	231,180	239,322
LONG TERM INVESTMENTS	19,612	20,019
INTANGIBLE ASSETS, net	87,696	89,409
GOODWILL	43,307	43,880
OTHER ASSETS	2,687	2,721
TOTAL ASSETS	$845,259	$849,704

CURRENT LIABILITIES
Accounts payable	$23,399	$24,683
Accrued expenses	23,766	23,463
TOTAL CURRENT LIABILITIES	47,165	48,146
LONG-TERM DEBT	82,990	82,163
EMPLOYEE BENEFITS	20,786	21,769
OTHER LONG TERM LIABILITY	39,229	39,561
DEFERRED TAX LIABILITY	9,151	8,348
TOTAL LIABILITIES	199,321	199,987
COMMITMENTS AND CONTINGENCIES (Note 15)
SHAREHOLDERS’ EQUITY
Common stock, $0.01 par value, 100,000,000 authorized, 25,434,497 and 25,401,005 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	256	254
Additional paid-in capital	158,245	157,679
Retained earnings	475,246	470,256
Accumulated other comprehensive income	12,191	21,528
TOTAL SHAREHOLDERS’ EQUITY	645,938	649,717
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$845,259	$849,704

See accompanying condensed notes to Consolidated Financial Statements

CERADYNE, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)

	Three Months Ended March 31,
	2010	2009
	(Unaudited)
NET SALES	$110,038	$99,772
COST OF GOODS SOLD	84,672	76,185
Gross profit	25,366	23,587
OPERATING EXPENSES
Selling	5,855	6,907
General and administrative	8,042	9,722
Acquisition related credit	(88)	-
Research and development	2,944	3,378
Restructuring - severance	7	939
	16,760	20,946
INCOME FROM OPERATIONS	8,606	2,641
OTHER INCOME (EXPENSE):
Interest income	899	728
Interest expense	(1,586)	(2,085)
Loss on auction rate securities	(1,927)	(104)
Miscellaneous	529	(3)
	(2,085)	(1,464)
INCOME BEFORE PROVISION FOR INCOME TAXES	6,521	1,177
PROVISION FOR INCOME TAXES	1,531	469
NET INCOME	$4,990	$708
BASIC INCOME PER SHARE	$0.20	$0.03
DILUTED INCOME PER SHARE	$0.20	$0.03
WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	25,411	25,822
DILUTED	25,585	26,033

See accompanying condensed notes to Consolidated Financial Statements

CERADYNE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
	Three Months Ended March 31,
	2010	2009
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,990	$708
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Depreciation and amortization	9,178	9,465
Non cash interest expense on convertible debt	827	1,001
Deferred income taxes	174	(1,545)
Stock compensation	964	865
Loss on marketable securities	1,927	104
Loss (gain) on equipment disposal	4	(12)
Change in operating assets and liabilities (net of effect of businesses acquired):
Accounts receivable, net	(7,035)	4,613
Other receivables	(8,863)	680
Inventories, net	9,672	(356)
Production tooling, net	1,498	1,173
Prepaid expenses and other assets	3,300	1,040
Accounts payable and accrued expenses	(134)	(1,222)
Income taxes payable	-	1,717
Other long term liability	(328)	72
Employee benefits	140	275
NET CASH PROVIDED BY OPERATING ACTIVITES	16,314	18,578
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(6,851)	(7,711)
Changes in restricted cash	3,130	-
Purchases of marketable securities	(344)	(24,583)
Proceeds from sales and maturities of marketable securities	12	1,340
Proceeds from sale of equipment	284	14
NET CASH USED IN INVESTING ACTIVITIES	(3,769)	(30,940)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock due to exercise of options	24	5
Excess tax benefit due to exercise of stock options	7	-
Shares repurchased	-	(832)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	31	(827)
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(963)	(903)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	11,613	(14,092)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	122,154	215,282
CASH AND CASH EQUIVALENTS, END OF PERIOD	$133,767	$201,190
SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES:
Interest paid	$4	$7
Income taxes paid	$1,369	$627

See accompanying condensed notes to Consolidated Financial Statements

CERADYNE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(Unaudited)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. For further information, refer to the Consolidated Financial Statements and Notes to Financial Statements included in Ceradyne’s annual report on Form 10-K for the year ended December 31, 2009.

2.	Share Based Compensation

Share-based compensation expense for the three months ended March 31, 2010 was $1.0 million, which was related to stock options and restricted stock units. This compared to $0.9 million for the three months ended March 31, 2009.

Share-based compensation expense is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Forfeitures are estimated at the time of grant in order to estimate the amount of share-based awards that will ultimately vest. The forfeiture rate is based on historical rates. Share-based compensation expense recognized in the Company’s Consolidated Statements of Income for the three month period ended March 31, 2010 includes compensation expense for share-based payment awards based on the estimated grant-date fair value. Since share-based compensation expense recognized in the Consolidated Statements of Income for the three month period ended March 31, 2010 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures.

The Company maintains the 1994 Stock Incentive Plan and 2003 Stock Incentive Plan.

The Company was authorized to grant options for up to 2,362,500 shares under its 1994 Stock Incentive Plan. The Company has granted options for 2,691,225 shares and has had cancellations of 396,911 shares through March 31, 2010. There are no remaining stock options available to grant under this plan. The options granted under this plan generally became exercisable over a five-year period for incentive stock options and six months for nonqualified stock options and have a maximum term of ten years.

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

The Company may grant options and Units for up to 1,125,000 shares under the 2003 Stock Incentive Plan. The Company has granted options for 475,125 shares and Units for 686,986 shares under this plan through March 31, 2010. There have been cancellations of 99,575 shares associated with this plan through March 31, 2010. The options under this plan have a life of ten years.

During the three months ended March 31, 2010 and 2009, the Company issued Units to certain directors, officers and employees with weighted average grant date fair values and Units issued as indicated in the table below. The Company records compensation expense for the amount of the grant date fair value on a straight line basis over the vesting period.

Share-based compensation expense reduced the Company’s results of operations as follows (dollars in thousands, except per share amounts):

	Three Months Ended March 31,
	2010	2009
Share-based compensation expense recognized:
General and administrative, options	$30	$71
General and administrative, restricted stock units	934	793
Related deferred income tax benefit	(384)	(345)
Decrease in net income	$580	$519
Decrease in basic earnings per share	$0.02	$0.02
Decrease in diluted earnings per share	$0.02	$0.02

The amounts above include the impact of recognizing compensation expense related to non-qualified stock options.

As of March 31, 2010, there was $13,000 of total unrecognized compensation cost related to 6,000 non-vested outstanding stock options, with a weighted average value of $19.24 per share. The unrecognized expense is anticipated to be recognized on a straight-line basis over a weighted average period of one month. In addition, the aggregate intrinsic value of stock options exercised was $130,000 and $22,000 for the three months ended March 31, 2010 and 2009.

As of March 31, 2010, there was approximately $10.6 million of total unrecognized compensation cost related to non-vested Units granted under the 2003 Stock Incentive Plan. That cost is expected to be recognized over a weighted average period of 3.0 years.

The following is a summary of stock option activity:

	Three Months Ended March 31, 2010
	Number of Options	Weighted Average Exercise Price
Outstanding, December 31, 2009	454,400	$12.37
Options granted	-	$-
Options exercised	(6,350)	$3.47
Options cancelled	-	$-
Outstanding, March 31, 2010	448,050	$12.50
Exercisable, March 31, 2010	442,050	$12.41

The following is a summary of Unit activity:

	Three Months Ended March 31, 2010
	Number of Units	Weighted Average Grant Fair Value
Non-vested Units at December 31, 2009	363,924	$32.47
Granted	93,160	$23.95
Forfeited	(200)	$22.68
Vested	(45,460)	$31.40
Non-vested Units at March 31, 2010	411,424	$30.66

The following table summarizes information regarding options outstanding and options exercisable at March 31, 2010:

	Outstanding				Exercisable
Range of Exercise Prices	Number of Options	Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (000s)	Number of Options	Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (000s)
$2.98 - $4.58	200,025	1.82	$4.14	$3,714	200,025	1.82	$4.14	$3,714
$10.53 - $16.89	122,025	3.45	$16.89	$710	122,025	3.45	$16.89	$710
$18.80 - $24.07	126,000	4.47	$21.51	$150	120,000	4.44	$21.63	$130
	448,050	3.01	$12.50	$4,574	442,050	2.98	$12.41	$4,554

The following table summarizes information regarding Units outstanding at March 31, 2010:

	Outstanding
Range of Grant Prices	Number of Units	Average Remaining Contractual Life (Years)	Weighted Average Grant Fair Value
$16.53 - $25.37	256,860	3.35	$21.29
$37.41 - $39.43	80,084	2.99	$38.60
$42.28 - $45.70	38,700	3.01	$44.52
$52.47 - $62.07	15,510	1.54	$58.27
$66.35 - $81.18	20,270	1.92	$70.56
	411,424	3.11	$30.66

3.	Net Income Per Share

Basic net income per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted net income per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding plus the effect of any dilutive stock options and restricted stock units using the treasury stock method and the net share settlement method for the convertible debt. During the three months ended March 31, 2010 and 2009, the average trading price of the Company’s stock did not exceed the conversion price of the convertible debt, therefore there was no impact to the calculation of diluted shares.

The following is a summary of the number of shares entering into the computation of net income per common and potential common shares:

	Three Months Ended March 31,
	2010	2009
Weighted average number of shares outstanding	25,410,976	25,821,573
Dilutive stock options	156,182	211,621
Dilutive restricted stock units	18,211	-
Dilutive contingent convertible debt common shares	-	-
Number of shares used in fully diluted computations	25,585,369	26,033,194

Not included in the number of shares used in the fully diluted computation for the three months ended March 31, 2010 and 2009 are 254,424 and 330,204 shares, respectively, pertaining to restricted stock units as their impact would be anti-dilutive.

Composition of Certain Financial Statement Captions

The Company holds certain cash balances that are restricted as to use. The restricted cash at December 31, 2009 was used as collateral for the Company’s partially self insured workers compensation policy. The restricted cash was released during the three months ended March 31, 2010 as it was replaced by using a letter of credit as collateral.

Inventories are valued at the lower of cost (first in, first out) or market. Inventory costs include the cost of material, labor and manufacturing overhead. The following is a summary of the inventory components as of March 31, 2010 and December 31, 2009 (in thousands):

	March 31, 2010	December 31, 2009
Raw materials	$5,958	$12,219
Work-in-process	46,291	46,334
Finished goods	37,268	42,423
	$89,517	$100,976

Property, plant and equipment are recorded at cost and consist of the following (in thousands):

	March 31, 2010	December 31, 2009
Land	$18,743	$19,320
Buildings and improvements	97,160	100,861
Machinery and equipment	209,059	214,552
Leasehold improvements	9,478	9,473
Office equipment	29,296	29,807
Construction in progress	11,712	6,083
	375,448	380,096
Less accumulated depreciation and amortization	(144,268)	(140,774)
	$231,180	$239,322

The components of intangible assets are as follows (in thousands):

	March 31, 2010			December 31, 2009
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Amortizing Intangible Assets
Backlog	$1,831	$1,831	$-	$1,864	$1,864	$-
Developed technology	50,436	4,673	45,763	50,752	4,378	46,374
Tradename	1,110	476	634	1,110	445	665
Customer relationships	47,604	8,602	39,002	46,604	7,671	39,933
Non-compete agreement	500	500	-	500	500	-
Non-amortizing tradename	2,297	-	2,297	2,437	-	2,437
Total	$103,778	$16,082	$87,696	$104,267	$14,858	$89,409

The estimated useful lives for intangible assets are:

Identified Intangible Asset	Estimated Useful Life in Years or Months
Developed technology	10 years – 12.5 years
Tradename	10 years
Customer relationships	10 years – 12.5 years
Backlog	1 month – 3 months
Non-compete agreement	15 months

Amortization of definite-lived intangible assets will be approximately (in thousands): $6,975 in fiscal year 2010, $6,920 in fiscal year 2011, $7,367 in fiscal year 2012, $8,321 in fiscal year 2013 and $9,847 in fiscal year 2014.

The roll forward of the goodwill balance by segment during the three months ended March 31, 2010 is as follows (in thousands):

	ACO	Semicon	Thermo	ESK	Boron	Total
Balance at December 31, 2009
Goodwill	$4,708	$603	$10,331	$9,987	$18,251	$43,880
Translation	-	-	-	(573)	-	(573)
Balance at March 31, 2010
Goodwill	$4,708	$603	$10,331	$9,414	$18,251	$43,307

At December 31, 2009, the Company’s market capitalization was below its net book value. Based on a control factor that was considered and the discounted cash flows used in management’s assessment, an impairment to goodwill was not warranted at December 31, 2009.

At March 31, 2010, the Company's market capitalization was less than its total stockholders' equity. The Company considers this decline to be temporary and based on general economic conditions, therefore no interim test of goodwill is required. The Company is required to test annually whether the estimated fair value of its reporting units is sufficient to support the goodwill assigned to those reporting units; the Company performs the annual test in the fourth quarter. The Company is also required to test goodwill for impairment before the annual test if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount, such as a significant adverse change in the business climate. The Company determined that a test of goodwill for impairment was not required as of March 31, 2010.

4.	Stock Repurchases

During the three months ended March 31, 2010, the Company did not repurchase any of its common stock. Under a stock repurchase program authorized in 2008 by the Company’s Board of Directors, the Company is authorized to repurchase an additional $45.5 million for a total of $100.0 million.

5.	Fair Value Measurements

The Company measures fair value and provides required disclosures about fair value measurements as it relates to financial and nonfinancial assets and liabilities in accordance with a framework specified by GAAP. This framework addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP. On April 1, 2009, the Company adopted new recognition principles which provided additional guidance to provide greater clarity about the credit and noncredit component of an other-than-temporary impairment event.

The fair value framework requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

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

For recognition purposes, on a recurring basis, the Company measures available for sale short-term and long-term investments at fair value. Short-term investments had an aggregate fair value of $118.3 million at March 31, 2010 and $117.7 million at December 31, 2009. The fair value of these investments is determined using quoted prices in active markets. Long-term investments, comprising auction rate securities, had an aggregate fair value of $19.6 million at March 31, 2010 and $20.0 million at December 31, 2009.

During the three months ended March 31, 2010 the Company recognized pre-tax charges of $1.9 million due to other-than-temporary reductions in the value of its investments in auction rate securities associated with the credit risk component of the other-than-temporary impairment. During the three months ended March 31, 2009 the Company recognized pre-tax charges of $104,000 due to other-than-temporary reductions in the value of its investments in auction rate securities. The Company also recognized a pre-tax increase of $1.5 million in other comprehensive income during the three months ended March 31, 2010 and a pre-tax charge of $1.9 million which reduced other comprehensive income during the three months ended March 31, 2009, due to temporary changes in the value of its investments in auction rate securities.

Cumulatively to date, the Company has incurred $12.8 million in pre-tax charges due to other-than-temporary reductions in the value of its investments in auction rate securities, a realized loss of $2.3 million from the sale of auction rate securites in 2009 and pre-tax temporary impairment charges of $1.0 million reflected in other comprehensive income. The Company’s investments in auction rate securities represent interests in insurance securitizations collateralized by pools of residential and commercial mortgages, asset backed securities and other structured credits relating to the credit risk of various bond guarantors that mature at various dates from June 2021 through July 2052. These auction rate securities were intended to provide liquidity via an auction process which is scheduled every 28 days, that resets the applicable interest rate, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. Interest rates are capped at a floating rate of one month LIBOR plus additional spread ranging from 1.25% to 4.00% depending on prevailing rating. During the second half of the year 2007, through 2008, 2009 and through March 31, 2010, the auctions for these securities failed. As a result of current negative conditions in the global credit markets, auctions for the Company’s investment in these securities have recently failed to settle on their respective settlement dates. Consequently, the investments are not currently liquid through the normal auction process and may be liquidated if a buyer is found outside the auction process. Although the auctions have failed, the Company continues to receive underlying cash flows in the form of interest income from the investments in auction rate securities. As of March 31, 2010, the fair value of the Company’s investments in auction rate securities was below cost by approximately $13.8 million. The fair value of the auction rate securities has been below cost for more than one year.

Beginning in the third quarter of 2008 and at March 31, 2010, the Company determined that the market for its investments in auction rate securities and for similar securities continued to be inactive since there were few observable or recent transactions for these securities or similar securities. The Company’s investments in auction rate securities were classified within Level 3 of the fair value hierarchy because the Company determined that significant adjustments using unobservable inputs were required to determine fair value as of March 31, 2010 and December 31, 2010.

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

The Company determined that the appropriate risk-free discount rate (before risk adjustments) used to discount the contractual cash flows of its auction rate securities ranged from 0.5% to 5.0%, based on the term structure of the auction rate security. Liquidity risk premiums are used to adjust the risk-free discount rate for each auction rate security to reflect uncertainty and observed volatility of the current market environment. This risk of nonperformance has been captured within the probability of default and loss severity assumptions noted above. The risk-adjusted discount rate, which incorporates liquidity risk, appropriately reflects the Company’s estimate of the assumptions that market participants would use (including probability weighted inputs noted above) to estimate the selling price of the asset at the measurement date.

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

Assets measured at fair value on a recurring basis include the following as of March 31, 2010 (in thousands):

	Fair Value Measurements at March 31, 2010 Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value at March 31, 2010
Cash and cash equivalents (including restricted cash)	$133,767	$-	$-	$133,767
Short term investments	118,277	-	-	118,277
Long term investments	-	-	19,612	19,612
Assets held by defined benefit pension plans	-	7,061	-	7,061
Other long term financial asset	$2,012	-	-	$2,012

	Fair Value Measurements at December 31, 2009 Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value at December 31, 2009
Cash and cash equivalents (including restricted cash)	$125,284	$-	$-	$125,284
Short term investments	117,666	-	-	117,666
Long term investments	-	-	20,019	20,019
Assets held by defined benefit pension plans	-	6.857	-	6,857
Other long term financial asset	$1,962	-	-	$1,962

Activity in long term investments (Level 3) was as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Balance at beginning of period	$20,019	$24,434
Unrealized loss included in net earnings	(1,927)	(104)
Unrealized gain (loss) included in other comprehensive income	1,520	(1,291)
Balance at end of period	$19,612	$23,039

On an annual recurring basis as of December 31 of each fiscal year, the Company is required to use fair value measures when measuring plan assets of the Company’s pension plans. The Company’s most recent determination of the fair value of pension plan assets was $6.9 million at December 31, 2009. These assets are valued in highly liquid markets. Fair value measurement of the plan assets was based on significant other observable inputs (Level 2).

Additionally, on a nonrecurring basis, the Company uses fair value measures when analyzing asset impairment. Long-lived tangible assets and definite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined such indicators are present and the review indicates that the assets will not be fully recoverable, based on undiscounted estimated cash flows over the remaining amortization periods, their carrying values are reduced to estimated fair value. Estimated fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. During the fourth quarter of each year, the Company evaluates goodwill and indefinite-lived intangibles for impairment using the income and other valuation approaches. The income approach is a valuation technique under which estimated future cash flows are discounted to their present value to calculate fair value. When analyzing indefinite-lived intangibles for impairment, the Company uses a relief from royalty method which calculates the cost savings associated with owning rather than licensing the tradename, applying an assumed royalty rate within the Company’s discounted cash flow calculation.

The Company is also required to test goodwill for impairment before the annual test if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount, such as a significant adverse change in the business climate.

For disclosure purposes, the Company is required to measure the fair value of outstanding debt on a recurring basis. The fair value of outstanding debt is determined using quoted prices in active markets. The fair value of long-term debt, based on quoted market prices, was $89.4 million at March 31, 2010 and $87.5 million at December 31, 2009.

6.	Recent Accounting Pronouncements

In January 2010, the FASB issued revised authoritative guidance that requires more robust disclosures about the different classes of assets and liabilities measured at fair value, the valuation techniques and inputs used, the activity in Level 3 fair value measurements, and the transfers between Levels 1, 2 and 3. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009 (which is January 1, 2010 for the Company) except for the disclosures about purchases, sales, issuances, and settlements in the roll forward activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years (which is January 1, 2011 for the Company). Early application is encouraged. The revised guidance was adopted as of January 1, 2010. The adoption of this guidance did not have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

7.	Convertible Debt and Credit Facility

During December 2005, the Company issued $121.0 million of 2.875% senior subordinated convertible notes (“Notes”) due December 15, 2035. The Company subsequently repurchased $27.9 million of the Notes during 2009 which reduced the outstanding principal amount to $93.1 million. Since the Notes are convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement), the Company separately accounts for the liability and equity components of the Notes in a manner that reflects the Company’s nonconvertible debt borrowing rate as interest cost is recognized. As of March 31, 2010 and December 31, 2009, long-term debt and the equity component (recorded in additional paid in capital, net of income tax benefit), determined in accordance with the accounting guidance for convertible debt, comprised the following (in thousands):

	March 31, 2010	December 31, 2009
Long-term debt
Principal amount	$93,100	$93,100
Unamortized discount	(10,110)	(10,937)
Net carrying amount	$82,990	$82,163
Equity component, net of income tax benefit	$16,399	$16,399

The discount on the liability component of long-term debt is being amortized using the effective interest method based on an annual effective rate of 7.5%, which represented the market interest rate for similar debt without a conversion option on the issuance date, through December 2012, which coincides with the first date that holders of the Notes can exercise their put option as discussed below. Interest expense for the three months ended March 31, 2010 includes non-cash interest expense from amortization of the discount on the liability component of $0.8 million and amortization of debt issuance costs of $89,000. Interest expense for the three months ended March 31, 2009 included non-cash interest expense from amortization of the discount on the liability component of $1.0 million and amortization of debt issuance costs of $111,000. The amount of interest expense recognized relating to both the contractual interest coupon and the amortization of the discount on the liability component was $1.5 million and $1.9 million for the three months ended March 31, 2010 and 2009, respectively.

Interest on the Notes is payable on December 15 and June 15 of each year, commencing on June 15, 2006. The Notes are convertible into 17.1032 shares of Ceradyne’s common stock for each $1,000 principal amount of the Notes (which represents a conversion price of approximately $58.47 per share), subject to adjustment. The Notes are convertible only under certain circumstances, including if the price of the Company’s common stock reaches specified thresholds, if the Notes are called for redemption, if specified corporate transactions or fundamental changes occur, or during the 10 trading days prior to maturity of the Notes. The Company may redeem the Notes at any time after December 20, 2010, for a price equal to 100% of the principal amount plus accrued and unpaid interest, including contingent interest (as described below), if any, up to but excluding the redemption date. As of March 31, 2010, the principal amount of the Notes exceeded the hypothetical if-converted value as the conversion price was higher than the average market price of the Company’s common stock.

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

The Company is obligated to pay contingent interest to the holders of the Notes during any six-month period from June 15 to December 14 and from December 15 to June 14, commencing with the six-month period beginning December 20, 2010 and ending on June 14, 2011, if the average trading price of the note for the five trading day period ending on the third trading day immediately preceding the first day of the relevant contingent interest period equals $1,200 (120% of the principal amount of a note) or more. The amount of contingent interest payable per note for any relevant contingent interest period shall equal 0.25% per annum of the average trading price of a note for the five trading day period ending on the third trading day immediately preceding the first day of the relevant contingent interest period. This contingent interest payment feature represents an embedded derivative. However, based on the de minimus value associated with this feature, no value has been assigned at issuance or at March 31, 2010.

On or prior to the maturity date of the Notes, upon the occurrence of a fundamental change, under certain circumstances, the Company will provide for a make whole amount by increasing, for the time period described herein, the conversion rate by a number of additional shares for any conversion of the Notes in connection with such fundamental change transactions. The amount of additional shares will be determined based on the price paid per share of Ceradyne’s common stock in the transaction constituting a fundamental change and the effective date of such transaction. This make whole premium feature represents an embedded derivative. Since this feature has no measurable impact on the fair value of the Notes and no separate trading market exists for this derivative, the value of the embedded derivative was determined to be de minimus. Accordingly, no value has been assigned at issuance or at March 31, 2010.

The Company utilizes a convertible bond pricing model and a probability weighted valuation model, as applicable, to determine the fair values of the embedded derivatives noted above.

In December 2005, the Company established an unsecured $10.0 million line of credit. For the three months ended March 31, 2010, there were no outstanding amounts on the line of credit. However, the available line of credit at March 31, 2010 has been reduced by outstanding letters of credit in the aggregate amount of $4.9 million. The interest rate on the credit line was 1.25% as of March 31, 2010, which is based on the LIBOR rate for a period of one month, plus a margin of 1.0 percent.

Pursuant to the bank line of credit, the Company is subject to certain covenants, which include, among other things, the maintenance of specified minimum amounts of liquidity and profitability and annual net income. At March 31, 2010, the Company was in compliance with these covenants.

8.	Disclosure About Segments of an Enterprise and Related Information

The Company serves its markets and manages its business through six operating segments, each of which has its own manufacturing facilities and administrative and selling functions.

The financial information for all segments is presented below (in thousands):

	Three Months Ended March 31,
	2010	2009
Revenue from External Customers
Advanced Ceramic Operations	$51,829	$56,250
ESK Ceramics	31,748	23,586
Semicon Associates	2,259	2,076
Thermo Materials	22,174	16,211
Ceradyne Canada	333	313
Boron	6,186	6,049
Inter-segment elimination	(4,491)	(4,713)
Total	$110,038	$99,772

Depreciation and Amortization
Advanced Ceramic Operations	$2,348	$2,599
ESK Ceramics	3,303	3,138
Semicon Associates	84	93
Thermo Materials	1,345	1,348
Ceradyne Canada	341	310
Boron	1,757	1,977
Total	$9,178	$9,465

Segment Income (Loss) before Provision for Income Taxes
Advanced Ceramic Operations	$2,059	$4,247
ESK Ceramics	2,071	(4,389)
Semicon Associates	214	234
Thermo Materials	4,477	3,632
Ceradyne Canada	(886)	(769)
Boron	(1,220)	(1,753)
Inter-segment elimination	(194)	(25)
Total	$6,521	$1,177

Segment Assets
Advanced Ceramic Operations	$411,180	$392,274
ESK Ceramics	192,166	209,922
Semicon Associates	5,695	6,046
Thermo Materials	107,995	98,064
Ceradyne Canada	16,866	21,139
Boron	111,357	118,261
Total	$845,259	$845,706

Expenditures for Property, Plant & Equipment
Advanced Ceramic Operations	$1,312	$1,184
ESK Ceramics	487	1,424
Semicon Associates	188	51
Thermo Materials	3,389	4,793
Ceradyne Canada	46	100
Boron	1,429	159
Total	$6,851	$7,711

	Three Months Ended March 31,
	2010	2009
Percentage of U.S. net sales from external customers
Advanced Ceramic Operations	46%	55%
ESK Ceramics	3%	2%
Semicon Associates	2%	2%
Thermo Materials	5%	7%
Ceradyne Canada	0%	0%
Boron	2%	2%
Total percentage of U.S. net sales from external customers	58%	68%

Percentage of foreign net sales from external customers
Advanced Ceramic Operations	2%	2%
ESK Ceramics	24%	18%
Semicon Associates	0%	0%
Thermo Materials	13%	8%
Ceradyne Canada	0%	0%
Boron	3%	4%
Total percentage of foreign net sales from external customers	42%	32%

Percentage of total net sales from external customers
Advanced Ceramic Operations	48%	57%
ESK Ceramics	27%	20%
Semicon Associates	2%	2%
Thermo Materials	18%	15%
Ceradyne Canada	0%	0%
Boron	5%	6%
Total percentage of total net sales from external customers	100%	100%

The following is revenue by product line for ACO (in thousands):

	Three Months Ended March 31,
	2010	2009
Armor	$43,349	$49,815
Automotive	2,528	1,971
Orthodontics	2,172	2,482
Industrial	3,780	1,982
	$51,829	$56,250

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

Components of net periodic benefit costs under these defined benefit plans were as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Service cost	$200	$169
Interest cost	318	290
Expected return on plan assets	(132)	(124)
Amortization of unrecognized (gain) loss	(6)	67
Net periodic benefit cost	$380	$402

10.	Financial Instruments

The Company occasionally enters into foreign exchange forward contracts to reduce earnings and cash flow volatility associated with foreign exchange rate changes to allow management to focus its attention on its core business operations. Accordingly, the Company enters into contracts which change in value as foreign exchange rates change to economically offset the effect of changes in value of foreign currency assets and liabilities, commitments and anticipated foreign currency denominated sales and operating expenses. The Company enters into foreign exchange forward contracts in amounts between minimum and maximum anticipated foreign exchange exposures, generally for periods not to exceed one year. These derivative instruments are not designated as accounting hedges. The Company did not have any outstanding foreign exchange forward contracts at March 31, 2010.

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

Components of the required reserve at March 31, 2010 and December 31, 2009 are as follows (in thousands):

	March 31, 2010	December 31, 2009
Federal, state and foreign unrecognized tax benefits (“UTBs”)	$1,568	$1,817
Interest	230	216
Federal/State Benefit of Interest	(90)	(85)
Total reserve for UTBs	$1,708	$1,948

It is anticipated that any change in the above UTBs will impact the effective tax rate. At March 31, 2010, the 2005 through 2008 years are open and subject to potential examination in one or more jurisdictions. The Company is currently under a federal income tax examination for the 2008 tax year. The Company does not anticipate any significant release of UTBs within the next twelve months.

Effective January 1, 2008, the Company was granted an income tax holiday for our manufacturing facility in China. The tax holiday allows for tax-free operations through December 31, 2009, followed by operations at a reduced income tax rate of 12.5% on the profits generated in 2010 through 2012, with a return to the full statutory rate of 25% for periods thereafter. As a result of the tax holiday in China, income tax expense for the three months ended March 31, 2010 and 2009 was reduced by $485,000 and $0.6 million, respectively, or $0.02 and $0.02 per fully diluted share, respectively.

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

The Company leases certain of its manufacturing facilities under noncancelable operating leases expiring at various dates through June 2014. The Company incurred rental expense under these leases of $0.8 million for the three months ended March 31, 2010 and 2009. The approximate minimum rental commitments required under existing noncancelable leases as of March 31, 2010 are as follows (in thousands):

2010	$2,702
2011	1,995
2012	1,407
2013	1,034
2014	925
Thereafter	268
$8,331

A class action lawsuit was filed on March 23, 2007, in the California Superior Court for Orange County, in which it was asserted that the representative plaintiff, a former Ceradyne employee, and the putative class members, were not paid overtime at an appropriate overtime rate. The complaint alleges that the purportedly affected employees should have had their regular rate of pay for purposes of calculating overtime adjusted to reflect the payment of a bonus to them for the four years preceding the filing of the complaint, up to the present time. The complaint further alleges that a waiting time penalty should be assessed for the failure to timely pay the correct overtime payment. The Company filed an answer denying the material allegations of the complaint. The motion for class certification was heard on November 13, 2008 and class certification was granted. On January 6, 2009, the court entered an order certifying the class. The Company contends that the lawsuit is without merit on the basis that the bonuses that have been paid are discretionary and not of the type that are subject to inclusion in the regular hourly rate for purposes of calculating overtime. After a request for review by the Court of Appeal of the decision to grant class certification, a day-long mediation before a third-party neutral mediator, and an evaluation of the cost of litigation and the financial exposure in the case, the Company agreed to provide a settlement fund of $1.25 million to resolve all issues in the litigation. The settlement specifically states that neither party is admitting to liability or lack thereof. The Company believed that based upon the cost of further defense and the exposure in the case, it was best to settle the matter. The Court has granted final approval of the settlement. A third party administrator contacted class members concerning their respective recovery and their rights to opt-out. The final settlement payment amount of approximately $1.3 million was paid in full during the first quarter ended March 31, 2010 and included approximately $50,000 of payroll taxes. Settlement checks have been distributed to the class members by the third party administrator. Any checks that are not cashed or that are returned to the administrator within 60 days from the date of the check will revert back to the Company.

During the quarter ended March 31, 2010, the Company reached an agreement in principle to settle a claim for $1.2 million pertaining to ballistic tests of armored wing assemblies subject to the negotiation and execution of a mutually acceptable settlement agreement and release. The Company previously established a reserve of $1.0 million for this matter during the three months ended September 30, 2009 and increased it by $200,000, with a corresponding charge to general and administrative expenses, during the three months ended March 31, 2010. The tentative settlement expires on June 22, 2010. The Company believes that a final settlement agreement will be signed prior to the expiration date of the tentative settlement agreement.

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

Comprehensive income, net of tax was (in thousands):

	Three Months Ended March 31,
	2010	2009
Net income (loss)	$4,990	$708
Foreign currency translation	(10,158)	(8,569)
Unrealized gain on investments	821	(808)
Comprehensive income (loss)	$(4,347)	$(8,669)

14.	Restructuring – Plant Closure and Severance

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

ESK Ceramics recorded pre-tax charges totaling $12.2 million in connection with the Bazet restructuring and plant closure, which comprised $10.3 million for severance, termination of contracts and other shutdown costs that was reported as Restructuring - plant closure and severance in Operating Expenses and $1.9 million for accelerated depreciation of fixed assets that was reported in Cost of Goods Sold in the year ended December 31, 2009. The severance charge was recognized as a postemployment benefit as the Company’s obligation related to employees' rights to receive compensation for future absences was attributable to employees' services already rendered, the obligation relates to rights that legally vest, payment of the compensation is probable, and the amount could be reasonably estimated based on local statutory requirements. The Company also incurred other severance costs in connection with headcount reductions in the United States and Germany of $2.7 million during the year ended December 31, 2009.

Activities in the restructuring charges accrual balances during the three months ended March 31, 2010 were as follows (in thousands):

	Balance at December 31, 2009	Costs Incurred	Cash Payments	Non-Cash Adjustments	Balance at March 31, 2010
Severance, retention bonuses and other one-time termination benefits	$5,525	$7	$(2,317)	$(266)	$2,949
Termination of redundant supplier contracts	110	-	(32)	(32)	46
Legal fees and other shutdown costs	608	-	(254)	(26)	328
	$6,243	$7	$(2,603)	$(324)	$3,323

15.	Subsequent Events

Management of the Company has assessed the impact of subsequent events and has concluded that there were no such events that require adjustment to the Consolidated Financial Statements or disclosure in the Notes to the ConsolidatedFinancial Statements.

Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Preliminary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains statements which may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934. One generally can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “may,” “will,” “expects,” “intends,” “estimates,” “anticipates,” “plans,” “seeks,” or “continues,” or the negative thereof, or variations thereon, or similar terminology. Forward-looking statements regarding future events and the future performance of the Company involve risks and uncertainties that could cause actual results to differ materially. Reference is made to the risks and uncertainties which are described in this report in Note 13 “Commitments and Contingencies” of the Notes to Consolidated Financial Statements, in this Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in Part II, Item 1A under the caption “Risk Factors.” Reference is also made to the risks and uncertainties described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as filed with the Securities and Exchange Commission, in Item 1A under the caption “Risk Factors,” and in Item 7 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

The tables below show, for each of our six segments, revenues and income before provision for income taxes in the periods indicated.

 Segment revenues (in millions):
	Three Months Ended March 31,
	2010	2009
Advanced Ceramic Operations	$51.8	$56.3
ESK Ceramics	31.7	23.6
Semicon Associates	2.2	2.1
Thermo Materials	22.2	16.2
Ceradyne Canada	0.3	0.3
Boron	6.2	6.0
Inter-segment elimination	(4.4)	(4.7)
Total	$110.0	$99.8

Segment income (loss) before provision for taxes (in millions):
Advanced Ceramic Operations	$2.1	$4.3
ESK Ceramics	2.1	(4.4)
Semicon Associates	0.2	0.2
Thermo Materials	4.5	3.6
Ceradyne Canada	(0.9)	(0.8)
Boron	(1.3)	(1.7)
Inter-segment elimination	(0.2)	-
Total	$6.5	$1.2

We categorize our products into four market applications. The table below shows our sales by market application and the percentage contribution to our total sales of each market application in the different time periods.

	Three Months Ended March 31,
	2010		2009
	Sales	%	Sales	%
Defense	$45.7	41.6	$52.3	52.3
Industrial	52.0	47.2	39.0	39.1
Automotive/Diesel	9.4	8.6	5.5	5.5
Commercial	2.9	2.6	3.0	3.1
Total	$110.0	100.0%	$99.8	100.0%

The principal factor contributing to our growth in sales from 2002 through 2007 was increased demand by the U.S. military for ceramic body armor that protects soldiers, which was driven primarily by military conflicts such as those in Iraq and Afghanistan. This demand was driven by recognition of the performance and life saving benefits of utilizing advanced technical ceramics in lightweight body armor. Our sales also increased from 2004 through 2007 because of our acquisition of ESK Ceramics in August 2004, our acquisition of Minco, Inc. in July 2007, our acquisition of EaglePicher Boron, LLC in August 2007, which we renamed Boron Products, LLC, and the recent expansion of our operations into China. Our sales declined in 2008 primarily because of a reduction in shipments of body armor. Our sales declined in 2009 primarily because of a continued reduction in shipments of body armor and also due to a decline in sales of our industrial, automotive/diesel and commercial market product lines due to the severe economic recession.

 In October 2008, we were awarded an ID/IQ contract by the U.S. Army for the next ballistic threat generation of ceramic body armor plates, called XSAPI, as well as for the current generation ESAPI plates. This five-year contract has a maximum value of $2.37 billion and allows the U.S. Army to order either XSAPI or ESAPI body armor from us. To date, we have received one delivery order under this ID/IQ contract in March 2009 for $76.8 million of XSAPI ceramic body armor plates. This deliver order was increased to $81.4 million because of price increases on products shipped during 2010. We have shipped $60.3 million against this order through March 31, 2010, and expect to complete delivery of the remaining $21.1 million under this order during the quarter ending June 30, 2010.

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

Although we believe that demand for ceramic body armor will continue for many years, the quantity and timing of government orders depends on a number of factors outside of our control, such as the amount of U.S. defense budget appropriations, positions and strategies of the current U.S. government, the level of international conflicts and the deployment of armed forces. Moreover, ceramic armor contracts generally are awarded in an open competitive bidding process and may be cancelled by the government at any time without penalty. Therefore, our future level of sales of ceramic body armor will depend on our ability to successfully compete for and retain this business.

Our ESK Ceramics subsidiary produces boron carbide powder, which serves as a starter ceramic powder in the manufacture of our lightweight ceramic body armor. The lower demand for body armor has negatively impacted inter-segment sales of boron carbide powder by our ESK Ceramics subsidiary to our Advanced Ceramic Operations division in the first three months of 2010 and we expect that this trend will continue for the remainder of this year.

New orders for the three months ended March 31, 2010 were $105.7 million, compared to $150.7 million for the same period last year. Orders for ceramic body armor for the three months ended March 31, 2010 were approximately $6.0 million, compared to $94.9 for the same period last year.

Our order backlog was $130.8 million as of March 31, 2010 and $177.2 million as of  March 31, 2009. The backlog for ceramic body armor represented approximately $25.6 million, or 19.6%, of the total backlog as of March 31, 2010 and $101.6 million, or 57.3%, of the total backlog as of March 31, 2009. We expect that substantially all of our order backlog as of March 31, 2010 will be shipped during 2010.

Based on our current backlog and anticipated orders for ceramic body armor and the level of sales to date in 2010, we expect our shipments of ceramic body armor to be lower in fiscal year 2010 than in 2009. For the next several quarters, and perhaps longer, demand for ceramic body armor is likely to be the most significant factor affecting our sales. However, we believe that sales of our industrial products will increase for the year ended Decmeber 31, 2010, and will partially offset the decline in body armor sales.
Results of Operations for the Three Months Ended March 31, 2010 and 2009

Net Sales. Our net sales for the three months ended March 31, 2010 were $110.0 million, an increase of $10.2 million, or 10.3%, from $99.8 million of net sales in the corresponding quarter of the prior year.

Net sales for our Advanced Ceramic Operations division for the three months ended March 31, 2010 were $51.8 million, a decrease of $4.5 million, or 7.9%, from $56.3 million of net sales in the corresponding quarter of the prior year. Net sales of ceramic body armor in the first quarter of 2010 were $30.9 million, a decrease of $15.4 million, or 33.2%, from $46.3 million in the first quarter of 2009. The primary reasons for the decline in shipments of ceramic body armor were a reduction in shipments of SAPI armor plates of $15.4 million from $25.6 million during the first quarter of 2009 compared to only $10.2 million in the first quarter of 2010, and a decline of $13.4 million in shipments of ceramic body armor to the U.S. Army Special Forces from $13.7 million during the first quarter of 2009 compared to only $300,000 in the first quarter of 2010. Partially offsetting this decrease were $12.1 million in shipments of XSAPI ceramic body armor during the first quarter of 2010, compared to no XSAPI shipments in the first quarter of 2009. We received our first production order for XSAPI plates on March 31, 2009 under the ID/IQ contract discussed above under “Overview,” and commenced shipments during April 2009.

The decline in body armor sales was somewhat offset by an increase in sales of vehicle armor. Net vehicle armor sales for the three months ended March 31, 2010 were $8.3 million, an increase of $6.7 million, or 431.3%, from $1.6 million in the corresponding period of the prior year. Increased shipments of armor for the MRAP All Terrain Vehicle (M-ATV) and the High Mobility Multipurpose Wheeled Vehicle (HMMWV or Humvee) during the three months ended March 31, 2010 were the main reasons for this improvement.

Net sales for our automotive/diesel component product line for the three months ended March 31, 2010 were $2.5 million, an increase of $0.5 million, or 28.1%, from $2.0 million in the corresponding quarter of the prior year. The primary reason for this improvement in sales was an increase in unit prices on shipments made during the three months ended March 31, 2010. The recent events in the automotive/diesel industry have not had a material impact on our results of operations or liquidity.

Net sales of our orthodontic brackets product line for the three months ended March 31, 2010 were $2.2 million, a decrease of $310,000, or 12.5%, from $2.5 million in the corresponding quarter of the prior year. The decrease was due to lower market acceptance for a newer version of Clarity® orthodontic brackets and a build up of inventory at our sole customer of older versions of other orthodontic brackets.

Our ESK Ceramics subsidiary had net sales for the three months ended March 31, 2010 of $31.7 million, an increase of $8.1 million, or 34.6%, from $23.6 million in the corresponding quarter of the prior year. On a constant currency basis, sales for the three months ended March 31, 2010 were $30.2 million, an increase of $6.6 million from the corresponding quarter of the prior year. Sales of industrial products for the three months ended March 31, 2010 were $21.8 million, an increase of $6.7 million, or 43.9%, from $15.2 million in the corresponding quarter of the prior year. This increase was the result of a higher demand for industrial parts for the packaging industry, an increase in shipments of metallurgy parts, an increase in shipments of industrial wear parts and an increase in shipments of boron nitride ceramic powders due to the recent economic increase in the industrial sector of the economy compared to the severe economic recession during the corresponding quarter last year. Sales of defense products for the three months ended March 31, 2010 were $2.3 million, a decrease of $2.0 million, or 46.5%, from $4.3 million in the corresponding quarter of the prior year. Included in sales of defense products for the three months ended March 31, 2010 were inter-segment sales of $2.1 million compared to $3.8 million in the prior year. The decrease of $1.7 million in inter-segment sales was due to a reduction in demand for boron carbide powder used in body armor plates manufactured by our Advanced Ceramic Operations division. Sales of automotive/diesel products for the three months ended March 31, 2010 were $6.9 million, an increase of $3.4 million, or 94.6%, from $3.5 million in the corresponding quarter of the prior year. Increased demand from automotive original equipment manufacturers accounted for the increase in sales.

Our Semicon Associates division had net sales for the three months ended March 31, 2010 of $2.3 million, an increase of $183,000, or 8.8%, from $2.1 million in the corresponding quarter of the prior year. This improvement in sales reflects higher shipments of microwave cathodes to the defense industry.

Our Thermo Materials division had net sales for the three months ended March 31, 2010 of $22.2 million, an increase of $6.0 million, or 36.8%, from $16.2 million in the corresponding quarter of the prior year. The increase was due to higher shipments of crucibles to the solar energy market, increased sales of precision investment cast products and refractory products due to the improvement in the industrial sector of the economy compared to the severe recession during the corresponding quarter last year. Sales of crucibles used in the manufacture of photovoltaic cells for the three months ended March 31, 2010 were $12.8 million, an increase of $3.9 million, or 43.5%, from $8.9 million in the corresponding period a year ago. The increase was due to continued increasing demand in the solar energy market. Sales to the defense industry for the three months ended March 31, 2010 were $2.1 million, an increase of $254,000, or 13.4%, from $1.9 million when compared to the corresponding prior year period.

Our Ceradyne Canada subsidiary had net sales for the three months ended March 31, 2010 of $333,000, an increase of $20,000, or 6.4%, from $313,000 in the corresponding quarter of the prior year, as sales of metal matrix composites increased, which offset a decline in sales of our Boral® product line.

Our Boron business segment comprises SemEquip, Inc. and Ceradyne Boron Products. Total net sales of our Boron business segment for the three months ended March 31, 2010 were $6.2 million, an increase of $137,000, or 2.3%, from $6.0 million compared to the corresponding quarter of the prior year. Almost all of the sales in the three month period ended March 31, 2010 were from Ceradyne Boron Products, which had net sales of $6.0 million, an increase of $118,000, or 2.0%, from $5.9 million in the three months ended March 31, 2009. The sales contribution from SemEquip is not expected to be significant in 2010.

Gross Profit. Our gross profit for the three months ended March 31, 2010 was $25.4 million, an increase of $1.8 million, or 7.5%, from $23.6 million in the corresponding prior year quarter. As a percentage of net sales, gross margin was 23.1% for the three months ended March 31, 2010 compared to 23.6% for the corresponding prior year quarter. The increase in gross profit was primarily the result of an increase in gross profit from higher sales of ceramic crucibles by our Thermo Materials business segment and an increase in gross profit from sales of automotive and industrial parts and ceramics powders by our ESK Ceramics business segment these increases were partially offset by lower body armor shipments at our Advanced Ceramic Operations division and an increase in scrap expenses in the production of body armor.  Also contributing to the increase in gross profits were increases in production volumes at our Thermo and ESK segments which resulted in a decrease of unabsorbed manufacturing overhead expenses compared to the corresponding period last year. The cost of electricity, which is critical in the manufacturing process to produce advanced technical ceramics, has been stable.

Our Advanced Ceramic Operations division posted gross profit for the three months ended March 31, 2010 of $9.4 million, a decrease of $4.2 million, or 31.3%, from $13.6 million in the corresponding prior year quarter. As a percentage of net sales, gross margin was 18.1% for the three months ended March 31, 2010, which decreased from 24.2% as a percentage of net sales in the corresponding prior year quarter. The primary reasons for the decrease in gross profit were lower volumes of production of body armor products resulting in an increase of unabsorbed body armor manufacturing overhead expenses and higher scrap rates incurred in the production of body armor.

Our ESK Ceramics subsidiary had gross profit for the three months ended March 31, 2010 of $7.4 million, an increase of $4.0 million, or 119.7%, from $3.4 million in the corresponding prior year quarter. As a percentage of net sales, gross margin was 23.3% for the three months ended March 31, 2010, compared to 14.3% for the three months ended March 31, 2009. The increase in gross margin as a percentage of net sales for the three months ended March 31, 2010 was the result of increasing sales in our industrial and automotive sectors due to an increase in demand for our products as a result of recent economic growth compared to the corresponding period last year, the closing of our costly production facility in Bazet, France, during 2009 and a decrease in unabsorbed manufacturing overhead expenses caused by higher production volumes.

Our Semicon Associates division had gross profit for the three months ended March 31, 2010 of $0.6 million, which was unchanged, compared to the corresponding quarter of the prior year. As a percentage of net sales, gross margin was 27.8% for the three months ended March 31, 2010, compared to 26.6% for the corresponding prior year period. During the three month period ended March 31, 2010, increased sales of higher margin parts from our microwave cathode product line compared to the corresponding prior year period, contributed to the increase in gross margin as a percentage of net sales.

Our Thermo Materials division had gross profit for the three months ended March 31, 2010 of $7.8 million, an increase of $2.0 million, or 33.8%, from $5.8 million in the corresponding prior year quarter. As a percentage of net sales, gross margin was 35.3% for the three months ended March 31, 2010 compared to 36.0% for the corresponding prior year quarter. The increase in gross profit was caused by the increase in sales of crucibles.

Our Ceradyne Canada subsidiary had negative gross profit for the three months ended March 31, 2010 of $0.6 million, an increase of $146,000 from a negative gross profit of $428,000 in the corresponding quarter of the prior year. For the three months ended March 31, 2010, gross profit decreased due to an increase of unabsorbed manufacturing overhead expenses and increases in scrap expenses in connection with the production of metal matrix composites.

Our Boron business segment comprises SemEquip, Inc. and Ceradyne Boron Products. This segment had gross profit for the three months ended March 31, 2010 of $0.9 million, an increase of $268,000, or 41.9%, from $0.6 million in the corresponding quarter of the prior year. SemEquip, Inc. reduced their negative gross profit during the three months to $434,000 from $1.0 million in the corresponding quarter of the prior year due to an expense and work force reduction program. Ceradyne Boron Products had gross profit for the three months ended March 31, 2010 of $1.3 million, a decrease of $273,000, or 16.9%, from $1.6 million in the corresponding period of the prior year. The reduced profit was caused by an increase in expenses and idle time due to the planned shut down of their production towers due to a maintenance, refurbishment and upgrade program.

Selling Expenses. Our selling expenses for the three months ended March 31, 2010 were $5.9 million, a decrease of $1.0 million, or 15.2%, from $6.9 million in the corresponding prior year quarter. Selling expenses, as a percentage of net sales, decreased from 6.9% for the three months ended March 31, 2009 to 5.3% of net sales for the three months ended March 31, 2010. The primary reason for the decrease in selling expenses for the three month period ended March 31, 2010 was a reduction in the number of sales employees and related personnel expenses.

General and Administrative Expenses. Our general and administrative expenses for the three months ended March 31, 2010 were $8.0 million, a decrease of $1.7 million, or 17.3%, from $9.7 million in the corresponding prior year quarter. General and administrative expenses, as a percentage of net sales, decreased from 9.7% for the three months ended March 31, 2009 to 7.3% for the three months ended March 31, 2010. Decreases in general and administrative expenses were generated by reductions in headcount and by a reduction in professional service fees for the three months ended March 31, 2010 compared to the corresponding prior year period.

Restructuring –  Severance. We recorded pre-tax severance charges of $0.9 million for the three months ended March 31, 2009 and incur only $7,000 of charges during the three month period ended March 31, 2010.

Acquisition Related Charge (Credit). We incurred an acquisition-related compensation charge of $9.8 million for the three months ended September 30, 2008 associated with a pre-closing commitment by SemEquip, Inc. for incentive compensation for several of its employees and advisors. This $9.8 million charge included $1.7 million of cash paid by Ceradyne at closing, and the balance represents the discounted present value of the portion of the estimated contingent consideration payable as incentive compensation to these employees and advisors over 15 years. During the third quarter of 2009, we revised the estimated future sales and earnings of SemEquip, which caused a $0.8 million reduction in this acquisition liability and a credit to pre-tax earnings for the three and nine months ended September 30, 2009. During the first quarter of 2010, we again revised the estimated future sales and earnings of SemEquip, which caused an $88,000 reduction in this acquisition liability and a corresponding credit to pre-tax earnings for the three months ended March 31, 2010.

Research and Development Expenses. Our research and development expenses for the three months ended March 31, 2010 were $2.9 million, a decrease of $434,000, or 12.8%, from $3.4 million in the corresponding prior year quarter. Research and development expenses, as a percentage of net sales, decreased from 3.4% of net sales for the three months ended March 31, 2009 to 2.7% of net sales for the three months ended March 31, 2010.

Other Income (Expense). Our net other income (expense) for the three months ended March 31, 2010 was $2.1 million of expense, an increase of $0.6 million, from $1.5 million of expenses in the corresponding prior year quarter. The primary reason for this change was a $1.9 million charge in the current quarter for an other-than-temporary impairment charge from our investments in auction rate securities. Offsetting this charge, was a $0.5 million reduction in interest expense due to a lower outstanding amount of our convertible bond from $121.0 million in the first quarter of 2009 compared to the present stated outstanding amount of $93.1 million, $0.5 million of gains from foreign currency transactions, and an increase in interest income of $171,000 due to higher cash balances during the three month period ended March 31, 2010 compared to the corresponding period last year.

Income before Provision for Income Taxes. Our income before provision for income taxes for the three months ended March 31, 2010 was $6.5 million, an increase of $5.3 million, or 454.0%, from $1.2 million of income before provision for income taxes in the corresponding prior year quarter.

The primary reasons for the increase in the income before provision for income taxes for the three months ended March 31, 2010 were increases in sales of ceramic crucibles to the solar industry, increase in sales of vehicle armor, an increase of sales of industrial and automotive products at our ESK Ceramics business segment, a reduction in unabsorbed manufacturing overhead due to higher production volumes mainly at the ESK Ceramics and Thermo Materials business segments and the favorable comparison to the first quarter in 2009 when we incurred $0.9 in severance expenses which we did not incur during the three months ended March 31, 2010.

Our Advanced Ceramic Operations division’s income before provision for income taxes for the three months ended March 31, 2010 was $2.1 million, a decrease of $2.1 million, or 51.5%, from $4.2 million of income before provision for income taxes in the corresponding prior year quarter. The decrease in income before provision for income taxes for the three month period ended March 31, 2010 was due to substantially lower sales of body armor, underabsorbed manufacturing overhead expenses because of lower volumes of production of body armor and higher scrap rates incurred in the production of body armor.

Our ESK Ceramics subsidiary’s income before provision for income taxes for the three months ended March 31, 2010 was $2.1 million, an increase of $6.5 million, from a loss before provision for income taxes of $4.4 million in the corresponding prior year quarter. For the three months ended March 31, 2010, the primary causes of the increase in income before provision for income taxes were increased sales in this subsidiary’s industrial and automotive sectors due to an increase in demand as a result of recent economic growth compared to the corresponding period last year, the closing our costly production facility in Bazet, France during 2009, and a decrease in unabsorbed manufacturing overhead expenses caused by higher production volumes.

Our Semicon Associates division’s income before provision for income taxes for the three months ended March 31, 2010 was $214,000, a decrease of $20,000, or 8.5%, from $234,000 of income before provision for income taxes in the corresponding prior year quarter. The decrease in income before provision for income taxes for the three months ended March 31, 2010 was primarily caused by a loss on the bulk sale of inventory for our magnet product line which we will be exiting.

Our Thermo Materials division’s income before provision for income taxes for the three months ended March 31, 2010 was $4.5 million, an increase of $0.9 million, or 23.3%, from $3.6 million of income before provision for income taxes in the corresponding prior year quarter. The increase in income before provision for income taxes was due to higher shipments of crucibles when compared to the corresponding prior year period, and an increase in sales of refractory and industrial products due to improved overall economic conditions whem compared to the corresponding prior year period.

Our Ceradyne Canada subsidiary incurred a loss before provision for income taxes for the three months ended March 31, 2010 of $0.9 million, an increase of $117,000, or 15.2%, from a loss before provision for income taxes of $0.8 million in the corresponding prior year quarter. The increase in the loss before provision for income taxes was due to an increase of unabsorbed manufacturing overhead expenses and increases in scrap expenses in connection with the production of metal matrix composites.

Our Boron business segment’s loss before provision for income taxes for the three months ended March 31, 2010 was $1.2 million, a decrease of $0.6 million, or 30.4%, from a loss before provision for income taxes of $1.8 million in the corresponding prior year quarter. The improvement in the performance of this segment was attributable to the decrease in the loss before provision for income taxes at SemEquip, Inc. of $0.8 million because of an expense reduction program and a reduction in work force. This was offset by a reduction in income before provision for income taxes at Ceradyne Boron Products for the three months ended March 31, 2010, of $253,000 due to expenses and idle time incurred due to the planned shut down of their production towers due to a maintenance, refurbishment and upgrade program.

Income Taxes. We had a combined federal and state tax rate of 23.5% for the three months ended March 31, 2010 resulting in a provision for income taxes of $1.5 million, an increase of $1.0 million, or 226.4%, from $469,000 provision for income taxes in the corresponding prior year quarter. Our effective tax rate was 39.8% for the three months ended March 31, 2009. The lower effective tax rate in the three month period ended March 31, 2010, when compared to the same periods last year, resulted from a higher proportion of our expected full year pre-tax income originating from our operations in China where we have a lower tax rate than in other countries.

Liquidity and Capital Resources

We generally have met our operating and capital requirements with cash flow from operating activities and borrowings under our credit facility.

The following table presents selected financial information and statistics as of  March 31, 2010 and December 31, 2009 and for the three months ended March 31, 2010 and 2009 (in thousands):

	March 31, 2010	December 31, 2009
Cash and cash equivalents	$133,767	$122,154
Short term investments	118,277	117,666
Accounts receivable, net	59,552	53,269
Inventories, net	89,517	100,976
Working capital	413,611	406,207

	For the Three Months Ended
	March 31, 2010	March 31, 2009
Quarterly operating cash flow	$16,314	$18,578

During the three months ended March 31, 2010, we generated $16.3 million of cash from operations compared to $18.6 million for the three months ended March 31, 2009. The $16.3 million of cash flow from operations during 2010 is primarily comprised of net income totaling $5.0 million, with $13.1 million of non cash charges included therein. We invested $6.9 million to expand manufacturing capacity in selected product lines. In an effort to increase yield, as of March 31, 2010 we eliminated the restrictions on $3.1 million of cash. As a result, our net cash at March 31, 2010 increased by $11.6 million as compared to a $14.1 million decrease during the three months ended March 31, 2009.

Investing activities consumed $3.8 million of cash during the three months ended March 31, 2010. We invested $0.3 million for the purchase of marketable securities as we extended the maturities of our investments in an attempt to increase our return. We also spent $6.9 million for the purchase of property, plant and equipment. These expenditures for investing activities were partially offset by an increase of $3.1 million due to the release of the restrictions on certain cash.

During December 2005, we issued $121.0 million principal amount of 2.875% senior subordinated convertible notes due December 15, 2035. During 2009, we purchased and retired an aggregate of $27.9 million principal amount of our convertible debt for $23.2 million reducing the outstanding balance of the Notes to $93.1 million.

As of March 31, 2010 and December 31, 2009, long-term debt and the equity component (recorded in additional paid in capital, net of income tax benefit) associated with the adoption in 2009 of the accounting guidance for convertible debt comprised the following (in thousands):

	March 31, 2010	December 31, 2009
Long-term debt
Principal amount	$93,100	$93,100
Unamortized discount	(10,110)	(10,937)
Net carrying amount	$82,990	$82,163
Equity component, net of income tax benefit	$16,399	$16,399

The discount on the liability component of long-term debt is being amortized using the effective interest method based on an annual effective rate of 7.5%, which represented the market interest rate for similar debt without a conversion option on the issuance date, through December 2012, which coincides with the first date that holders of the Notes can exercise their put option as discussed below. Interest expense for the three months ended March 31, 2010 includes non-cash interest expense from amortization of the discount on the liability component of $0.8 million and amortization of debt issuance costs of $89,000. Interest expense for the three months ended March 31, 2009 includes non-cash interest expense from amortization of the discount on the liability component of $1.0 million and amortization of debt issuance costs of $111,000. The amount of interest expense recognized relating to both the contractual interest coupon and the amortization of the discount on the liability component was $1.5 million and $1.9 million for the three months ended March 31, 2010 and 2009, respectively.

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

We are obligated to pay contingent interest to the holders of the notes during any six-month period from June 15 to December 14 and from December 15 to June 14, commencing with the six-month period beginning December 20, 2010 and ending on June 14, 2011, if the average trading price of the note for the five trading day period ending on the third trading day immediately preceding the first day of the relevant contingent interest period equals $1,200 (120% of the principal amount of a note) or more. The amount of contingent interest payable per note for any relevant contingent interest period shall equal 0.25% per annum of the average trading price of a note for the five trading day period ending on the third trading day immediately preceding the first day of the relevant contingent interest period. This contingent interest payment feature represents an embedded derivative. However, based on the de minimus value associated with this feature, no value has been assigned at issuance and at March 31, 2010.

In December 2005, we established an unsecured $10.0 million line of credit. As of March 31, 2010, there were no outstanding amounts on the line of credit. However, the available line of credit at March 31, 2010 has been reduced by outstanding letters of credit in the amount of $4.9 million. The interest rate on the credit line is based on the LIBOR rate for a period of one month, plus a margin of 1.0%, which equaled 1.25% as of March 31, 2010.

Pursuant to the bank line of credit, we are subject to certain covenants, which include, among other things, the maintenance of specified minimum amounts of liquidity and profitability and annual net income. At March 31, 2010, we were in compliance with these covenants.

Our cash, cash equivalents, restricted cash and short-term investments totaled $252.0 million at March 31, 2010, compared to $243.0 million at December 31, 2009. At March 31, 2010, we had working capital of $413.6 million, compared to $406.2 million at December 31, 2009. Our cash position includes amounts denominated in foreign currencies. The repatriation of cash balances from our ESK Ceramics subsidiary does not result in additional tax costs. We believe that our current cash and cash equivalents on hand and cash available from the sale of short-term investments, cash available from additional borrowings under our revolving line of credit and cash we expect to generate from operations will be sufficient to finance our anticipated capital and operating requirements for at least the next 12 months. Our anticipated capital requirements primarily relate to the expansion of our manufacturing facilities in China. The total expected capital expenditures for the new facility in China is approximately $34.0 million. The cumulative amount spent as of March 31, 2010 was $4.7 million, of which $2.4 million was spent during the three months ended March 31, 2010. We anticipate spending an additional $27.6 million during the remainder of fiscal year 2010 and $1.7 million in fiscal year 2011 to complete this capital expenditure. Funding for the new facility in China is being provided by cash flow generated from sales of ceramic crucibles in China, any remaining funding requirement will be supported by available cash in the U.S. We also may utilize cash, and, to the extent necessary, borrowings from time to time to acquire other businesses, technologies or product lines that complement our current products, enhance our market coverage, technical capabilities or production capacity, or offer growth opportunities. From time to time, we may utilize cash to repurchase our common stock or our convertible debt.

Our material contractual obligations and commitments as of March 31, 2010 include a $1.7 million reserve for unrecognized tax benefits. The reserve is classified as long term liabilities on our Consolidated Balance Sheet as of March 31, 2010.

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

Our long term investments at March 31, 2010 included $19.6 million of auction rate securities. Cumulatively to date, the Company has incurred $12.8 million in pre-tax losses from its investments in auction rate securities, a realized loss of $2.3 million from the sale of auction rate securites in 2009 and pre-tax temporary impairment charges against other comprehensive income of $1.0 million. The Company’s investments in auction rate securities represent interests in insurance securitizations collateralized by pools of residential and commercial mortgages, asset backed securities and other structured credits relating to the credit risk of various bond guarantors that mature at various dates from June 2021 through July 2052. These auction rate securities were intended to provide liquidity via an auction process which is scheduled every 28 days, that resets the applicable interest rate, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. Interest rates are capped at a floating rate of one month LIBOR plus additional spread ranging from 1.25% to 4.00% depending on prevailing rating. During the second half of the year 2007, through 2008, 2009 and through March 31, 2010, the auctions for these securities failed. As a result of current negative conditions in the global credit markets, auctions for the Company’s investment in these securities have recently failed to settle on their respective settlement dates. Consequently, the investments are not currently liquid through the normal auction process and may be liquidated if a buyer is found outside the auction process. Although the auctions have failed, the Company continues to receive underlying cash flows in the form of interest income from the investments in auction rate securities. As of March 31, 2010, the fair value of the Company’s investments in auction rate securities was below cost by approximately $13.8 million. The fair value of the auction rate securities has been below cost for more than one year.

Beginning in the third quarter of 2008 and at March 31, 2010, the Company determined that the market for its investments in auction rate securities and for similar securities continued to be inactive since there were few observable or recent transactions for these securities or similar securities. The Company’s investments in auction rate securities continued to be classified within Level 3 of the fair value hierarchy because the Company determined that significant adjustments using unobservable inputs were required to determine fair value as of March 31, 2010 and December 31, 2009.

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

The Company determined that the appropriate risk-free discount rate (before risk adjustments) used to discount the contractual cash flows of its auction rate securities ranged from 0.5% to 5.0%, based on the term structure of the auction rate security. Liquidity risk premiums are used to adjust the risk-free discount rate for each auction rate security to reflect uncertainty and observed volatility of the current market environment. This risk of nonperformance has been captured within the probability of default and loss severity assumptions noted above. The risk-adjusted discount rate, which incorporates liquidity risk, appropriately reflects the Company’s estimate of the assumptions that market participants would use (including probability weighted inputs noted above) to estimate the selling price of the asset at the measurement date.

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

We enter into foreign exchange forward contracts to reduce earnings and cash flow volatility associated with foreign exchange rate changes to allow our management team to focus its attention on its core business operations. Accordingly, we enter into contracts which change in value as foreign exchange rates change to economically offset the effect of changes in value of foreign currency assets and liabilities, commitments and anticipated foreign currency denominated sales and operating expenses. We enter into foreign exchange forward contracts in amounts between minimum and maximum anticipated foreign exchange exposures, generally for periods not to exceed one year. These derivative instruments are not designated as accounting hedges. We did not have any outstanding foreign exchange forward contracts at March 31, 2010.

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

Our debt is comprised of $93.1 million of a convertible note with a fixed coupon rate of 2.875% (“Notes”). The fair value of long-term debt was $89.4 million and is based on quoted market prices at March 31, 2010.

Approximately 42.8% of our revenues for the three months ended March 31, 2010 were derived from operations outside the United States. Overall, we are a net recipient of currencies other than the U.S. dollar and, as such, we benefit from a weaker dollar and are adversely affected by a stronger dollar relative to major currencies worldwide. Accordingly, changes in exchange rates, and in particular a strengthening of the U.S. dollar, may negatively affect net sales, gross profit, and net income from our subsidiary, ESK Ceramics, as expressed in U.S. dollars. This would also negatively impact our consolidated reported results.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2010 (the end of the period covered by this report). Based on this evaluation, our principal executive officer and principal financial officer concluded that our current disclosure controls and procedures (as defined in Rules 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934) are effective.

Changes in Internal Control over Financial Reporting
Our management evaluated our internal control over financial reporting and there have been no changes during the fiscal quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

A class action lawsuit was filed on March 23, 2007, in the California Superior Court for Orange County, in which it was asserted that the representative plaintiff, a former Ceradyne employee, and the putative class members, were not paid overtime at an appropriate overtime rate. The complaint alleges that the purportedly affected employees should have had their regular rate of pay for purposes of calculating overtime adjusted to reflect the payment of a bonus to them for the four years preceding the filing of the complaint, up to the present time. The complaint further alleges that a waiting time penalty should be assessed for the failure to timely pay the correct overtime payment. Ceradyne filed an answer denying the material allegations of the complaint. The motion for class certification was heard on November 13, 2008 and class certification was granted. On January 6, 2009, the court entered an order certifying the class. Ceradyne contends that the lawsuit is without merit on the basis that the bonuses that have been paid are discretionary and not of the type that are subject to inclusion in the regular hourly rate for purposes of calculating overtime. After a request for review by the Court of Appeal of the decision to grant class certification, a day-long mediation before a third-party neutral mediator, and an evaluation of the cost of litigation and the financial exposure in the case, Ceradyne agreed to provide a settlement fund of $1.25 million to resolve all issues in the litigation. The settlement specifically states that neither party is admitting to liability or lack thereof. Ceradyne believed that based upon the cost of further defense and the exposure in the case, it was best to settle the matter. The Court has granted final approval of the settlement. A third party administrator contacted class members concerning their respective recovery and their rights to opt-out. The final settlement payment amount of approximately $1.3 million was paid in full during the first quarter ended March 31, 2010 and included approximately $50,000 of payroll taxes. Settlement checks have been distributed to the class members by the third party administrator. Any checks that are not cashed or that are returned to the administrator within 60 days from the date of the check will revert back to Ceradyne.

During the quarter ended March 31, 2010, Ceradyne reached an agreement in principle to settle a claim for $1.2 million pertaining to ballistic tests of armored wing assemblies subject to the negotiation and execution of a mutually acceptable settlement agreement and release. Ceradyne previously established a reserve of $1.0 million for this matter during the three months ended September 30, 2009 and increased it by $200,000, with a corresponding charge to general and administrative expenses, during the three months ended March 31, 2010. The tentative settlement expires on June 22, 2010. Ceradyne believes that a final settlement agreement will be signed prior to the expiration date of the tentative settlement agreement.

Item 1A.	Risk Factors

There have been no significant changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On March 4, 2008, we announced that our board of directors had authorized the repurchase and retirement of up to $100 million of our common stock in open market transactions, including block purchases, or in privately negotiated transactions. We did not set a time limit for completion of this repurchase program, and we may suspend or terminate it at any time. We did not repurchase any shares of our common stock during the quarter ended March 31, 2010. As of March 31, 2010, we have $45.5 million remaining under this authorization.

Item 3.	Defaults Upon Senior Securities

          Not applicable.

Item 4.	Other Information

          Not applicable.

Item 5.	Exhibits

(a)	Exhibits:

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

CERADYNE, INC.

Date: April 27, 2010	By:	/s/ JERROLD J. PELLIZZON
Jerrold J. Pellizzon
Vice President Chief Financial Officer (Principal Financial and Accounting Officer)

Index to Exhibits

Exhibit	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.