Form 10-Q
period 2010-06-30
CERADYNE INC
filed 2010-07-27
CIK 18937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 22, 2010
Common Stock, $0.01 par value	25,372,891 Shares

Exhibit Index on Page 37

CERADYNE, INC.

INDEX

		PAGE NO.
PART I.	FINANCIAL INFORMATION

Item 1.	Unaudited Consolidated Financial Statements	3

	Consolidated Balance Sheets – June 30, 2010 and December 31, 2009	3

	Consolidated Statements of Income – Three and Six Months Ended June 30, 2010 and 2009	4

	Consolidated Statements of Cash Flows – Six Months Ended June 30, 2010 and 2009	5

	Notes to Consolidated Financial Statements	6-19

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20-32

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33-34

Item 4.	Controls and Procedures	34

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	35

Item 1A.	Risk Factors	35

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 3.	Not applicable	35

Item 4.	Not applicable	35

Item 5.	Not applicable	35

Item 6.	Exhibits	35

SIGNATURE		36

CERADYNE, INC.
FORM 10-Q
FOR THE QUARTER ENDED
June 30, 2010

PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Consolidated Financial Statements

CERADYNE, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)
	June 30, 2010	December 31, 2009
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$58,916	$122,154
Restricted cash	-	3,130
Short-term investments	212,294	117,666
Accounts receivable, net of allowances for doubtful accounts of $802
and $851 at June 30, 2010 and December 31, 2009, respectively	42,248	53,269
Other receivables	20,220	11,424
Inventories, net	80,070	100,976
Production tooling, net	11,261	12,006
Prepaid expenses and other	16,318	19,932
Deferred tax asset	12,076	13,796
TOTAL CURRENT ASSETS	453,403	454,353

PROPERTY, PLANT AND EQUIPMENT, net	225,593	239,322
LONG TERM INVESTMENTS	15,746	20,019
INTANGIBLE ASSETS, net	85,532	89,409
GOODWILL	42,421	43,880
OTHER ASSETS	2,346	2,721
TOTAL ASSETS	$825,041	$849,704

CURRENT LIABILITIES
Accounts payable	$20,065	$24,683
Accrued expenses	20,248	23,463
TOTAL CURRENT LIABILITIES	40,313	48,146
LONG-TERM DEBT	83,833	82,163
EMPLOYEE BENEFITS	19,188	21,769
OTHER LONG TERM LIABILITY	38,652	39,561
DEFERRED TAX LIABILITY	8,429	8,348
TOTAL LIABILITIES	190,415	199,987
COMMITMENTS AND CONTINGENCIES (Note 13)
SHAREHOLDERS’ EQUITY
Common stock, $0.01 par value, 100,000,000 authorized, 25,357,047 and 25,401,005 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	254	254
Additional paid-in capital	156,847	157,679
Retained earnings	481,809	470,256
Accumulated other comprehensive income (loss)	(4,284)	21,528
TOTAL SHAREHOLDERS’ EQUITY	634,626	649,717
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$825,041	$849,704

See accompanying condensed notes to Consolidated Financial Statements

CERADYNE, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)
NET SALES	$100,415	$95,267	$210,453	$195,039
COST OF GOODS SOLD	74,570	72,203	159,242	148,388
Gross profit	25,845	23,064	51,211	46,651
OPERATING EXPENSES
Selling	6,718	6,978	12,573	13,885
General and administrative	8,914	10,475	16,956	20,197
Acquisition related credit	(31)	-	(119)	-
Research and development	3,174	3,272	6,118	6,650
Restructuring - plant closure and severance	-	10,904	7	11,843
Goodwill impairment	-	3,832	-	3,832
	18,775	35,461	35,535	56,407
INCOME (LOSS) FROM OPERATIONS	7,070	(12,397)	15,676	(9,756)
OTHER INCOME (EXPENSE):
Interest income	728	795	1,627	1,523
Interest expense	(1,609)	(1,864)	(3,195)	(3,949)
Gain on early extinguishment of debt	-	1,785	-	1,785
Gain (loss) on auction rate securities	949	(1,527)	(978)	(1,631)
Miscellaneous	881	(494)	1,410	(497)
	949	(1,305)	(1,136)	(2,769)
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	8,019	(13,702)	14,540	(12,525)
PROVISION (BENEFIT) FOR INCOME TAXES	1,456	(2,492)	2,987	(2,023)
NET INCOME (LOSS)	$6,563	$(11,210)	$11,553	$(10,502)
BASIC INCOME (LOSS) PER SHARE	$0.26	$(0.44)	$0.45	$(0.41)
DILUTED INCOME (LOSS) PER SHARE	$0.26	$(0.44)	$0.45	$(0.41)
WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	25,431	25,711	25,421	25,766
DILUTED	25,597	25,711	25,576	25,766

See accompanying condensed notes to Consolidated Financial Statements

CERADYNE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
	Six Months Ended June 30,
	2010	2009
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$11,553	$(10,502)
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Depreciation and amortization	18,237	19,359
Non cash interest expense on convertible debt	1,670	1,981
(Gain) on early extinguishment of debt	-	(1,785)
Payments of accreted interest on repurchased convertible debt	-	(2,576)
Deferred income taxes	644	(2,457)
Stock compensation	1,969	1,777
Loss on marketable securities	978	1,631
Goodwill impairment	-	3,832
Loss on equipment disposal	104	174
Change in operating assets and liabilities (net of effect of businesses acquired):
Accounts receivable, net	9,069	(3,187)
Other receivables	(9,261)	758
Inventories, net	16,340	4,024
Production tooling, net	598	1,224
Prepaid expenses and other assets	3,219	(315)
Accounts payable and accrued expenses	(4,667)	8,655
Income taxes payable	49	(219)
Other long term liability	(906)	693
Employee benefits	292	670
NET CASH PROVIDED BY OPERATING ACTIVITES	49,888	23,737

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(19,172)	(12,331)
Changes in restricted cash	3,130	-
Purchases of marketable securities	(95,380)	(118,505)
Proceeds from sales and maturities of marketable securities	4,501	61,166
Cash paid for acquisitions	-	(9,655)
Proceeds from sale of equipment	406	72
NET CASH USED IN INVESTING ACTIVITIES	(106,515)	(79,253)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock due to exercise of options	36	9
Excess tax benefit due to exercise of stock options	7	7
Shares repurchased	(3,379)	(4,647)
Reduction on long term debt	-	(17,726)
NET CASH USED IN FINANCING ACTIVITIES	(3,336)	(22,357)
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(3,275)	215
DECREASE IN CASH AND CASH EQUIVALENTS	(63,238)	(77,658)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	122,154	215,282
CASH AND CASH EQUIVALENTS, END OF PERIOD	$58,916	$137,624

See accompanying condensed notes to Consolidated Financial Statements

CERADYNE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(Unaudited)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement have been included. Operating results for the six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

Share-based compensation expense for the three and six months ended June 30, 2010 was $1.0 million and $2.0 million, respectively, which was related to stock options and restricted stock units. This compared to $0.9 million and $1.8 million for the three and six months ended June 30, 2009, respectively.

Share-based compensation expense is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Forfeitures are estimated at the time of grant in order to estimate the amount of share-based awards that will ultimately vest. The forfeiture rate is based on historical rates. Share-based compensation expense recognized in the Company’s Consolidated Statements of Income for the three and six month periods ended June 30, 2010 includes (i) compensation expense for share-based payment awards granted prior to, but not yet vested as of January 1, 2006, based on the estimated grant-date fair value and (ii) compensation expense for the share-based payment awards granted subsequent to December 31, 2005, based on the estimated grant-date fair value. Since share-based compensation expense recognized in the Consolidated Statements of Income for the three and six month periods ended June 30, 2010 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures.

The Company maintains the 1994 Stock Incentive Plan and 2003 Stock Incentive Plan.

The Company was authorized to grant options for up to 2,362,500 shares under its 1994 Stock Incentive Plan. The Company has granted options for 2,691,225 shares and has had cancellations of 396,911 shares through June 30, 2010. There are no remaining stock options available to grant under this plan. The options granted under this plan generally became exercisable over a five-year period for incentive stock options and six months for nonqualified stock options and have a maximum term of ten years.

The 2003 Stock Incentive Plan was amended in 2005 to allow the issuance of Restricted Stock Units (the “Units”) to eligible employees and non-employee directors. The Units are payable in shares of the Company’s common stock upon vesting. For directors, the Units typically vest annually over three years following the date of their issuance. For officers and employees, Units granted prior to March 22, 2010 typically vest annually over five years following the date of their issuance, and Units granted on or after March 22, 2010 typically vest annually over three years following the date of their issuance.

The Company may grant options and Units for up to 1,875,000 shares under the 2003 Stock Incentive Plan. The Company has granted options for 475,125  shares and Units for 713,986 shares under this plan through June 30, 2010. There have been cancellations of 101,675 shares associated with this plan through June 30, 2010. The options under this plan have a life of ten years.

During the three and six months ended June 30, 2010 and 2009, the Company issued Units to certain directors, officers and employees with weighted average grant date fair values and Units issued as indicated in the table below. The Company records compensation expense for the amount of the grant date fair value on a straight line basis over the vesting period.

Share-based compensation expense reduced the Company’s results of operations as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Share-based compensation expense recognized:
General and administrative, options	$12	$69	$41	$140
General and administrative, restricted stock units	1,006	843	1,941	1,636
Related deferred income tax benefit	(406)	(364)	(790)	(709)
Decrease in net income	$612	$548	$1,192	$1,067

The amounts above include the impact of recognizing compensation expense related to non-qualified stock options.

As of June 30, 2010, there was no unrecognized compensation cost related to non-vested outstanding stock options. The aggregate intrinsic value of stock options exercised was $130,000 and $32,000 for the six months ended June 30, 2010 and 2009.

As of June 30, 2010, there was approximately $10.0 million of total unrecognized compensation cost related to non-vested Units granted under the 2003 Stock Incentive Plan. That cost is expected to be recognized over a weighted average period of 2.9 years.

The following is a summary of stock option activity:

	Six Months Ended June 30, 2010
	Number of Options	Weighted Average Exercise Price
Outstanding, December 31, 2009	454,400	$12.37
Options granted	-	$-
Options exercised	(6,350)	$3.47
Options cancelled	-	$-
Outstanding, June 30, 2010	448,050	$12.50
Exercisable, June 30, 2010	448,050	$12.50

The following is a summary of Unit activity:

	Six Months Ended June 30, 2010
	Number of Units	Weighted Average Grant Date Fair Value
Non-vested Units at December 31, 2009	363,924	$32.47
Granted	120,160	$23.09
Forfeited	(2,300)	$40.73
Vested	(76,310)	$35.09
Non-vested Units at June 30, 2010	405,474	$29.15

The following table summarizes information regarding options outstanding and options exercisable at June 30, 2010:

	Outstanding				Exercisable
Range of Exercise Prices	Number of Options	Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (000s)	Number of Options	Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (000s)
$2.98 - 4.58	200,025	1.57	$4.14	$3,447	200,025	1.57	$4.14	$3,447
$10.53 - 16.89	122,025	3.20	$16.89	$547	122,025	3.20	$16.89	$547
$18.80 - 24.07	126,000	4.22	$21.51	$38	126,000	4.22	$21.51	$38
	448,050	2.76	$12.50	$4,032	448,050	2.76	$12.50	$4,032

The following table summarizes information regarding Units outstanding at June 30, 2010:

	Outstanding
Range of Grant Prices	Number of Units	Average Remaining Contractual Life (Years)	Weighted Average Grant Date Fair Value
$16.53 - 25.37	274,660	3.23	$21.13
$37.41 - 39.43	65,284	2.74	$38.61
$42.28 - 45.70	36,600	2.85	$44.50
$52.47 - 62.07	15,510	1.31	$58.27
$66.35 - 81.18	13,420	1.94	$71.69
	405,474	3.00	$29.15

3.	Net Income Per Share

Basic net income per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted net income per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding plus the effect of any dilutive stock options and restricted stock units using the treasury stock method and the net share settlement method for the convertible debt. During the three and six months ended June 30, 2010 and 2009, the average trading price of the Company’s stock did not exceed the conversion price of the convertible debt.

The following is a summary of the number of shares entering into the computation of net income per common and potential common shares:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Weighted average number of shares outstanding	25,431,414	25,710,721	25,421,251	25,765,840
Dilutive stock options	155,607	-	154,434	-
Dilutive restricted stock units	9,947	-	204	-
Dilutive contingent convertible debt common shares	-	-	-	-
Number of shares used in fully diluted computations	25,596,968	25,710,721	25,575,889	25,765,840

The following are the number of shares not included in the fully diluted computation pertaining to restricted stock units as their impact would be anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Anit-dilutive restricted stock units	222,974	363,016	222,974	363,016

4.	Composition of Certain Financial Statement Captions

The Company held certain cash balances as of December 31, 2009 that were restricted as to use. The restricted cash was used as collateral for the Company’s partially self insured workers compensation policy.  There are no restricted cash balances as of June 30, 2010.

Inventories are valued at the lower of cost (first in, first out) or market. Inventory costs include the cost of material, labor and manufacturing overhead. The following is a summary of the inventory components as of June 30, 2010 and December 31, 2009 (in thousands):

	June 30, 2010	December 31, 2009
Raw materials	$6,588	$12,219
Work-in-process	42,335	46,334
Finished goods	31,147	42,423
	$80,070	$100,976

Property, plant and equipment are recorded at cost and consist of the following (in thousands):

	June 30, 2010	December 31, 2009
Land	$17,877	$19,320
Buildings and improvements	91,727	100,861
Machinery and equipment	202,736	214,552
Leasehold improvements	9,497	9,473
Office equipment	28,684	29,807
Construction in progress	20,871	6,083

	371,392	380,096
Less accumulated depreciation and amortization	(145,799)	(140,774)
	$225,593	$239,322

The components of intangible assets are as follows (in thousands):

	June 30, 2010			December 31, 2009
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Amortizing Intangible Assets
Backlog	$1,779	$1,779	$-	$1,864	$1,864	$-
Developed technology	49,951	4,835	45,116	50,752	4,378	46,374
Tradename	1,110	508	602	1,110	445	665
Customer relationships	47,604	9,866	37,738	47,604	7,671	39,933
Non-compete agreement	500	500	-	500	500	-
Non-amortizing tradename	2,076	-	2,076	2,437	-	2,437
Total	$103,020	$17,488	$85,532	$104,267	$14,858	$89,409

The estimated useful lives for intangible assets are:

Identified Intangible Asset	Estimated Useful Life in Years or Months
Developed technology	10 years – 12.5 years
Tradename	10 years
Customer relationships	10 years – 12.5 years
Backlog	1 month – 3 months
Non-compete agreement	15 months

Amortization of definite-lived intangible assets will be approximately (in thousands): $5,825 in fiscal year 2010, $7,183 in fiscal year 2011, $8,188 in fiscal year 2012, $9,729 in 2013 and $11,987 in fiscal year 2014.

The roll forward of the goodwill balance by segment during the six months ended June 30, 2010 is as follows (in thousands):

	ACO	Semicon	Thermo	ESK	Canada	Boron	Total
Balance at December 31, 2009
Goodwill	$4,708	$603	$10,331	$9,987	$3,832	$18,251	$47,712
Accumulated Impairment Losses	-	-	-	-	(3,832)	-	(3,832)
	4,708	603	10,331	9,987	-	18,251	43,880
Translation	-	-	-	(1,459)	-	-	(1,459)
Balance at June 30, 2010
Goodwill	4,708	603	10,331	8,528	3,832	18,251	46,253
Accumulated Impairment Losses	-	-	-	-	(3,832)	-	(3,832)
	$4,708	$603	$10,331	$8,528	$-	$18,251	$42,421

At December 31, 2009, the Company’s market capitalization was below its net book value. Based on a control factor that was considered and the discounted cash flows used in management’s assessment, management determined that an impairment to goodwill did not exist at December 31, 2009.

At June 30, 2010, the Company's market capitalization was less than its net book value. The Company considers this decline to be temporary and based on general economic conditions. The Company is required to test annually whether the estimated fair value of its reporting units is sufficient to support the goodwill assigned to those reporting units; the Company performs the annual test in the fourth quarter. The Company is also required to test goodwill for impairment before the annual test if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount, such as a significant adverse change in the business climate. The Company determined that a test of goodwill for impairment was not required as of June 30, 2010.

5.	Stock Repurchases

During the six months ended June 30, 2010, the Company repurchased and retired 159,000 shares of its common stock at an aggregate cost of $3.4 million under a stock repurchase program authorized in 2008 by the Company’s Board of Directors. From the inception of the stock purchase program, the Company has repurchased and retired 2,304,237 shares of its common stock at an aggregate cost of $57.8 million. The Company is authorized to repurchase an additional $42.2 million for a total of $100.0 million.

6.	Fair Value Measurements

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

For recognition purposes, on a recurring basis, the Company measures available for sale short-term and long-term investments at fair value. Short-term investments had an aggregate fair value of $212.3 million at June 30, 2010 and $117.7 million at December 31, 2009. The fair value of these investments is determined using quoted prices in active markets. Long-term investments, comprising auction rate securities, had an aggregate fair value of $15.7 million at June 30, 2010 and $20.0 million at December 31, 2009. The fair value of long-term investments is based on a valuation technique that includes the present value of future cash flows (principal and interest payments), review of the underlying collateral and considers relevant probability weighted and risk adjusted observable inputs and minimizes the use of unobservable inputs.

During the three months ended June 30, 2010 the Company recognized a pre-tax gain of $0.9 million, net of realized losses of $2.6 million, primarily due to sales of certain investments in auction rate securities. During the three months ended June 30, 2009 the Company recognized a pre-tax loss of $1.5 million due to other-than-temporary reductions in the fair value of its investments in auction rate securities. The Company also recognized a pre-tax decrease of $1.4 million in other comprehensive income during the three months ended June 30, 2010 and a pre-tax increase of $3.9 million in other comprehensive income during the three months ended June 30, 2009, due to temporary changes in the fair value of its investments in auction rate securities.

During the six months ended June 30, 2010 the Company recognized a net pre-tax loss of $1.0 million from sales of its investments in auction rate securities, partially offset by the net gain recognized during the second quarter. During the six months ended June 30, 2009 the Company recognized a pre-tax loss of $1.6 million due to other-than-temporary reductions in the value of its investments in auction rate securities. The Company also recognized a net pre-tax increase of $168,000 in other comprehensive income during the six months ended June 30, 2010 and a pre-tax increase of $2.6 million which increased other comprehensive income during the six months ended June 30, 2009, due to temporary changes in the fair value of its investments in auction rate securities.

Cumulatively to date, the Company has incurred $9.3 million in pre-tax charges due to other-than-temporary reductions in the value of its investments in auction rate securities, realized losses of $4.9 million from sales of auction rate securites and pre-tax temporary impairment charges of $2.3 million reflected in other comprehensive income. The Company’s investments in auction rate securities represent interests in insurance securitizations collateralized by pools of residential and commercial mortgages, asset backed securities and other structured credits relating to the credit risk of various bond guarantors that mature at various dates from June 2021 through July 2052. These auction rate securities were intended to provide liquidity via an auction process which is scheduled every 28 days, that resets the applicable interest rate, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. Interest rates are capped at a floating rate of one month LIBOR plus additional spread ranging from 1.25% to 4.00% depending on prevailing rating. During the second half of the year 2007, through 2008, 2009 and through June 30, 2010, the auctions for these securities failed. As a result of current negative conditions in the global credit markets, auctions for the Company’s investment in these securities have recently failed to settle on their respective settlement dates. Consequently, the investments are not currently liquid through the normal auction process and may be liquidated if a buyer is found outside the auction process. Although the auctions have failed, the Company continues to receive underlying cash flows in the form of interest income from the investments in auction rate securities. As of June 30, 2010, the fair value of the Company’s investments in auction rate securities was below cost by approximately $11.6 million. The fair value of the auction rate securities has been below cost for more than one year.

Beginning in the third quarter of 2008 and at June 30, 2010, the Company determined that the market for its investments in auction rate securities and for similar securities continued to be inactive since there were few observable or recent transactions for these securities or similar securities. The Company’s investments in auction rate securities were classified within Level 3 of the fair value hierarchy because the Company determined that significant adjustments using unobservable inputs were required to determine fair value as of June 30, 2010 and December 31, 2009.

An auction rate security is a type of structured financial instrument where its fair value can be estimated based on a valuation technique that includes the present value of future cash flows (principal and interest payments), review of the underlying collateral and considers relevant probability weighted and risk adjusted observable inputs and minimizes the use of unobservable inputs. Probability weighted inputs included the following:
  • Probability of earning maximum rate until maturity
  • Probability of passing auction at some point in the future
  • Probability of default at some point in the future (with appropriate loss severity assumptions)
The Company determined that the appropriate risk-free discount rate (before risk adjustments) used to discount the contractual cash flows of its auction rate securities ranged from 0.2% to 4.1%, based on the term structure of the auction rate security. Liquidity risk premiums are used to adjust the risk-free discount rate for each auction rate security to reflect uncertainty and observed volatility of the current market environment. This risk of nonperformance has been captured within the probability of default and loss severity assumptions noted above. The risk-adjusted discount rate, which incorporates liquidity risk, appropriately reflects the Company’s estimate of the assumptions that market participants would use (including probability weighted inputs noted above) to estimate the selling price of the asset at the measurement date.

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

Assets measured at fair value on a recurring basis include the following as of June 30, 2010 and December 31, 2009 (in thousands):

	Fair Value Measurements at June 30, 2010 Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value at June 30, 2010
Cash and cash equivalents (including restricted cash)	$58,916	$-	$-	$58,916
Short term investments	212,294	-	-	212,294
Long term investments	-	-	15,746	15,746
Other long term financial assets	$1,765	-	-	$1,765

	Fair Value Measurements at December 31, 2009 Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value at December 31, 2009
Cash and cash equivalents (including restricted cash)	$125,284	$-	$-	$125,284
Short term investments	117,666	-	-	117,666
Long term investments	-	-	20,019	20,019
Other long term financial assets	$1,962	-	-	$1,962

Activity in long term investments (Level 3) was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Balance at beginning of period	$19,612	$23,039	$20,019	$24,434
Sale of auction rate securities	(3,463)	-	(3,463)	-
Realized loss included in net earnings	(2,637)	-	(2,637)	-
Unrealized gain (loss) included in net earnings	3,587	(1,527)	1,659	(1,631)
Unrealized gain (loss) included in other comprehensive income	(1,353)	3,871	168	2,580
Balance at end of period	$15,746	$25,383	$15,746	$25,383

The Company is also required to test goodwill for impairment before the annual test if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount, such as a significant adverse change in the business climate.

For disclosure purposes, the Company is required to measure the fair value of outstanding debt on a recurring basis. The fair value of outstanding debt is determined using quoted prices in active markets. The fair value of long-term debt, based on quoted market prices, was $89.8 million at June 30, 2010 and $87.5 million at December 31, 2009.

7.	Recent Accounting Pronouncements

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
As of June 30, 2010 and December 31, 2009, long-term debt and the equity component (recorded in additional paid in capital, net of income tax benefit), determined in accordance with the accounting guidance for convertible debt, comprised the following (in thousands):

	June 30, 2010	December 31, 2009
Long-term debt
Principal amount	$93,100	$93,100
Unamortized discount	(9,267)	(10,937)
Net carrying amount	$83,833	$82,163
Equity component, net of income tax benefit	$16,399	$16,399

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

Interest expense on the Notes for the three and six months ended June 30, 2010 and 2009 included the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Contractual interest coupon	$669	$837	$1,330	$1,697
Non-cash amortization of discount on the liability component	842	980	1,670	1,980
Non-cash amortization of debt issuance costs	90	108	179	219
	$1,601	$1,925	$3,179	$3,896

Interest on the Notes is payable on December 15 and June 15 of each year, commencing on June 15, 2006. The Notes are convertible into 17.1032 shares of Ceradyne’s common stock for each $1,000 principal amount of the Notes (which represents a conversion price of approximately $58.47 per share), subject to adjustment. The Notes are convertible only under certain circumstances, including if the price of the Company’s common stock reaches specified thresholds, if the Notes are called for redemption, if specified corporate transactions or fundamental changes occur, or during the 10 trading days prior to maturity of the Notes. The Company may redeem the Notes at any time after December 20, 2010, for a price equal to 100% of the principal amount plus accrued and unpaid interest, including contingent interest (as described below), if any, up to but excluding the redemption date. As of June 30, 2010, the principal amount of the Notes exceeded the hypothetical if-converted value as the conversion price was higher than the average market price of the Company’s common stock.

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

The Company is obligated to pay contingent interest to the holders of the Notes during any six-month period from June 15 to December 14 and from December 15 to June 14, commencing with the six-month period beginning December 20, 2010 and ending on June 14, 2011, if the average trading price of the note for the five trading day period ending on the third trading day immediately preceding the first day of the relevant contingent interest period equals $1,200 (120% of the principal amount of a note) or more. The amount of contingent interest payable per note for any relevant contingent interest period shall equal 0.25% per annum of the average trading price of a note for the five trading day period ending on the third trading day immediately preceding the first day of the relevant contingent interest period. This contingent interest payment feature represents an embedded derivative. However, based on the de minimus value associated with this feature, no value has been assigned at issuance or at June 30, 2010.

On or prior to the maturity date of the Notes, upon the occurrence of a fundamental change, under certain circumstances, the Company will provide for a make whole amount by increasing, for the time period described herein, the conversion rate by a number of additional shares for any conversion of the Notes in connection with such fundamental change transactions. The amount of additional shares will be determined based on the price paid per share of Ceradyne’s common stock in the transaction constituting a fundamental change and the effective date of such transaction. This make whole premium feature represents an embedded derivative. Since this feature has no measurable impact on the fair value of the Notes and no separate trading market exists for this derivative, the value of the embedded derivative was determined to be de minimus. Accordingly, no value has been assigned at issuance or at June 30, 2010.

The Company utilizes a convertible bond pricing model and a probability weighted valuation model, as applicable, to determine the fair values of the embedded derivatives noted above.

In December 2005, the Company established an unsecured $10.0 million line of credit. As of June 30, 2010, there were no outstanding amounts on the line of credit. However, the available line of credit at June 30, 2010 has been reduced by outstanding letters of credit in the aggregate amount of $5.0 million. The interest rate on the credit line was 1.35% as of June 30, 2010, which is based on the LIBOR rate for a period of one month, plus a margin of 1.0 percent.

Pursuant to the bank line of credit, the Company is subject to certain covenants, which include, among other things, the maintenance of specified minimum amounts of liquidity and profitability and annual net income. At June 30, 2010, the Company was in compliance with these covenants.

9.	Disclosure About Segments of an Enterprise and Related Information

The Company serves its markets and manages its business through six operating segments, each of which has its own manufacturing facilities and administrative and selling functions.

The financial information for all segments is presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenue from External Customers
Advanced Ceramic Operations	$39,054	$52,612	$90,883	$108,862
ESK Ceramics	30,961	24,079	62,709	47,665
Semicon Associates	2,321	1,944	4,580	4,020
Thermo Materials	23,513	15,313	43,360	31,524
Ceradyne Canada	1,039	5	1,372	318
Boron	6,401	7,403	12,587	13,452
Inter-segment elimination	(2,874)	(6,089)	(5,038)	(10,802)
Total	$100,415	$95,267	$210,453	$195,039

Depreciation and Amortization
Advanced Ceramic Operations	$2,314	$2,669	$4,662	$5,268
ESK Ceramics	2,894	3,949	6,259	7,087
Semicon Associates	82	93	166	186
Thermo Materials	1,690	903	3,036	2,251
Ceradyne Canada	342	331	683	641
Boron	1,674	1,949	3,431	3,926
Total	$8,996	$9,894	$18,237	$19,359

Segment Income (Loss) before Provision for Income Taxes
Advanced Ceramic Operations	$(647)	$4,844	$1,412	$9,091
ESK Ceramics	3,941	(15,690)	6,012	(20,079)
Semicon Associates	448	239	662	473
Thermo Materials	5,998	3,566	10,304	7,198
Ceradyne Canada	(545)	(4,842)	(1,431)	(5,611)
Boron	(972)	(1,899)	(2,192)	(3,652)
Inter-segment elimination	(204)	80	(227)	55
Total	$8,019	$(13,702)	$14,540	$(12,525)

Segment Assets
Advanced Ceramic Operations	$405,135	$386,754	$405,135	$386,754
ESK Ceramics	164,567	212,277	164,567	212,277
Semicon Associates	5,852	5,830	5,852	5,830
Thermo Materials	121,215	103,577	121,215	103,577
Ceradyne Canada	18,341	16,689	18,341	16,689
Boron	109,931	115,369	109,931	115,369
Total	$825,041	$840,496	$825,041	$840,496

Expenditures for Property, Plant & Equipment
Advanced Ceramic Operations	$1,838	$948	$3,150	$2,132
ESK Ceramics	380	1,500	836	2,924
Semicon Associates	253	24	441	75
Thermo Materials	9,290	1,924	12,678	6,717
Ceradyne Canada	74	63	120	163
Boron	518	161	1,947	320
Total	$12,353	$4,620	$19,172	$12,331

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Percentage of U.S. net sales from external customers
Advanced Ceramic Operations	31%	54%	39%	54%
ESK Ceramics	4%	2%	4%	3%
Semicon Associates	2%	2%	2%	2%
Thermo Materials	5%	6%	5%	6%
Ceradyne Canada	0%	0%	0%	0%
Boron	5%	4%	4%	3%
Total percentage of U.S. net sales from external customers	47%	68%	54%	68%

Percentage of foreign net sales from external customers
Advanced Ceramic Operations	9%	2%	5%	2%
ESK Ceramics	24%	18%	24%	18%
Semicon Associates	0%	0%	0%	0%
Thermo Materials	18%	8%	15%	8%
Ceradyne Canada	1%	0%	0%	0%
Boron	1%	4%	2%	4%
Total percentage of foreign net sales from external customers	53%	32%	46%	32%

Percentage of total net sales from external customers
Advanced Ceramic Operations	40%	56%	44%	56%
ESK Ceramics	28%	20%	28%	21%
Semicon Associates	2%	2%	2%	2%
Thermo Materials	23%	14%	20%	14%
Ceradyne Canada	1%	0%	0%	0%
Boron	6%	8%	6%	7%
Total percentage of total net sales from external customers	100%	100%	100%	100%

The following is revenue by product line for ACO (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Armor	$29,796	$47,388	$73,145	$97,200
Automotive	2,230	855	4,758	2,829
Orthodontics	2,031	2,589	4,203	5,071
Industrial	4,997	1,780	8,777	3,762
	$39,054	$52,612	$90,883	$108,862

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

Components of net periodic benefit costs under these defined benefit plans were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Service cost	$183	$175	$383	$344
Interest cost	300	297	618	587
Expected return on plan assets	(132)	(124)	(264)	(248)
Amortization of unrecognized (gain) loss	(2)	68	(8)	135
Net periodic benefit cost	$349	$416	$729	$818

11.	Financial Instruments

The Company occasionally enters into foreign exchange forward contracts to reduce earnings and cash flow volatility associated with foreign exchange rate changes to allow management to focus its attention on its core business operations. Accordingly, the Company enters into contracts which change in value as foreign exchange rates change to economically offset the effect of changes in value of foreign currency assets and liabilities, commitments and anticipated foreign currency denominated sales and operating expenses. The Company enters into foreign exchange forward contracts in amounts between minimum and maximum anticipated foreign exchange exposures, generally for periods not to exceed one year. These derivative instruments are not designated as accounting hedges. The Company did not have any outstanding foreign exchange forward contracts at June 30, 2010.

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

Components of the required reserve at June 30, 2010 and December 31, 2009 are as follows (in thousands):

	June 30, 2010	December 31, 2009
Federal, state and foreign unrecognized tax benefits (“UTBs”)	$1,072	$1,817
Interest	146	216
Federal/State Benefit of Interest	(58)	(85)
Total reserve for UTBs	$1,160	$1,948

It is anticipated that any change in the above UTBs will impact the effective tax rate. At June 30, 2010, the 2005 through 2008 years are open and subject to potential examination in one or more jurisdictions. The Company is currently under a federal income tax examination for the 2008 tax year. The Company does not anticipate any significant release of UTBs within the next twelve months.

Effective January 1, 2008, the Company was granted an income tax holiday for our manufacturing facility in China. The tax holiday allows for tax-free operations through December 31, 2009, followed by operations at a reduced income tax rate of 12.5% on the profits generated in 2010 through 2012, with a return to the full statutory rate of 25% for periods thereafter. As a result of the tax holiday in China, income tax expense for the three months ended June 30, 2010 and 2009 was reduced by $0.5 million and $0.5 million, respectively, and income tax expense for the six months ended June 30, 2010 and 2009 was reduced by $1.0 million and $1.1 million, respectively.

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

The Company leases certain of its manufacturing facilities under noncancelable operating leases expiring at various dates through 2015. The Company incurred rental expense under these leases of $1.6 million and $1.6 million for the six months ended June 30, 2010 and 2009, respectively. The approximate minimum rental commitments required under existing noncancelable leases as of June 30, 2010 are as follows (in thousands):

2010	$1,808
2011	1,908
2012	1,433
2013	1,019
2014	909
Thereafter	266
$7,343

During the quarter ended March 31, 2010, the Company reached an agreement in principle to settle a claim for $1.2 million pertaining to ballistic tests of armored wing assemblies subject to the negotiation and execution of a mutually acceptable settlement agreement and release. The Company previously established a reserve of $1.0 million for this matter during the three months ended September 30, 2009 and increased it by $200,000, with a corresponding charge to general and administrative expenses, during the three months ended March 31, 2010. The settlement agreement was finalized and signed and the Company funded this obligation during the quarter ended June 30, 2010.

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

Comprehensive income was (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income (loss)	$6,563	$(11,210)	$11,553	$(10,502)
Foreign currency translation	(15,617)	9,300	(25,774)	731
Unrealized gain on investments	(857)	2,501	(37)	1,693
Comprehensive (loss) income	$(9,911)	$591	$(14,258)	$(8,078)

15.	Restructuring – Plant Closure and Severance

In May 2009, the Company announced that, in accordance with the French legal process, its ESK Ceramics France subsidiary (“ESK France”) presented to the local employees’ representatives a plan for closing its manufacturing plant in Bazet, France. The plant was closed in December 2009 and, as a result, ESK France reduced its workforce by 97 employees, primarily composed of manufacturing, production and additional support staff at the plant. This action was implemented as a cost-cutting measure to eliminate losses that were incurred at this facility due to the recent severe economic contraction and is consistent with Ceradyne’s ongoing objective to lower the costs of its manufacturing operations. This manufacturing facility was an 88,000 square foot building owned by ESK France that had been used to support the production of various industrial ceramic products. We transferred production of these products to our German subsidiary, ESK Ceramics GmbH & Co. KG (“ESK Ceramics”) in Kempten, Germany. Affected employees were eligible for a severance package that included severance pay, continuation of benefits and outplacement services. Pre-tax charges relating to this corporate restructuring also included accelerated depreciation of fixed assets and various other costs to close the plant.

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

Activities in the restructuring charges accrual balances during the six months ended June 30, 2010 were as follows (in thousands):

	Balance at December 31, 2009	Costs Incurred	Cash Payments	Non-Cash Adjustments	Balance at June 30, 2010
Severance, retention bonuses and other one-time termination benefits	$5,525	$7	$(3,968)	$(475)	$1,089
Termination of redundant supplier contracts	110	-	(31)	(36)	43
Legal fees and other shutdown costs	608	-	(301)	(55)	252
	$6,243	$7	$(4,300)	$(566)	$1,384

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

•	nuclear chemistry products for use in pressurized water reactors and boiling water reactors;

•	boron dopant chemicals for semiconductor silicon manufacturing and for ion implanting of silicon wafers;

•	non-combat helmets for police and

•	ceramic bearings and bushings for oil drilling and fluid handling pumps.

Our customers include the U.S. government, prime government contractors and large industrial, automotive, diesel and commercial manufacturers in both domestic and international markets.

The tables below show, for each of our six segments, revenues and income before provision for income taxes in the periods indicated.

Segment revenues (in millions):
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Advanced Ceramic Operations	$39.1	$52.7	$90.9	$108.9
ESK Ceramics	31.0	24.1	62.7	47.7
Semicon Associates	2.3	1.9	4.6	4.0
Thermo Materials	23.5	15.3	43.4	31.5
Ceradyne Canada	1.0	-	1.4	0.3
Boron	6.4	7.4	12.6	13.5
Inter-segment elimination	(2.9)	(6.1)	(5.1)	(10.9)
Total	$100.4	$95.3	$210.5	$195.0

Segment income (loss) before provision for taxes (in millions):
Advanced Ceramic Operations	$(0.6)	$4.8	$1.4	$9.1
ESK Ceramics	3.9	(15.6)	6.0	(20.1)
Semicon Associates	0.4	0.2	0.6	0.5
Thermo Materials	6.0	3.6	10.3	7.2
Ceradyne Canada	(0.5)	(4.9)	(1.4)	(5.6)
Boron	(1.0)	(1.9)	(2.2)	(3.6)
Inter-segment elimination	(0.2)	0.1	(0.2)	-
Total	$8.0	$(13.7)	$14.5	$(12.5)

We categorize our products into four market applications. The tables below show the amount of our total sales of each market application (in millions) and the percentage contribution in the different time periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Defense	$33.8	$50.2	$79.5	$102.4
Industrial	55.4	36.3	107.4	75.2
Automotive/Diesel	8.2	5.7	17.7	11.2
Commercial	3.0	3.1	5.9	6.2
Total	$100.4	$95.3	$210.5	$195.0

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Defense	33.6%	52.7%	37.8%	52.5%
Industrial	55.2	38.1	51.0	38.6
Automotive/Diesel	8.2	5.9	8.4	5.7
Commercial	3.0	3.3	2.8	3.2
Total	100.0%	100.0%	100.0%	100.0%

The principal factor contributing to our growth in sales from 2002 through 2007 was increased demand by the U.S. military for ceramic body armor that protects soldiers, which was driven primarily by military conflicts such as those in Iraq and Afghanistan. This demand was driven by recognition of the performance and life saving benefits of utilizing advanced technical ceramics in lightweight body armor. Our sales also increased from 2004 through 2007 because of our acquisition of ESK Ceramics in August 2004, our acquisition of Minco, Inc. in July 2007, our acquisition of EaglePicher Boron, LLC in August 2007, which we renamed Boron Products, LLC, and the recent expansion of our operations into China. Our sales declined in 2008 primarily because of a reduction in shipments of body armor. Our sales declined in 2009 primarily because of a continued reduction in shipments of body armor and also due to a decline in sales of our industrial, automotive/diesel and commercial market product lines due to the severe economic recession. In the first six months of 2010, sales of body armor continued to decline. However, sales of industrial and automotive/diesel products rebounded sharply, particularly at our ESK Ceramics subsidiary, and sales of crucibles used in the production of photovoltaic cells for solar panels demonstrated further growth.

In October 2008, we were awarded an ID/IQ contract by the U.S. Army for the next ballistic threat generation of ceramic body armor plates, called XSAPI, as well as for the current generation ESAPI plates. This five-year contract has a maximum value of $2.37 billion and allows the U.S. Army to order either XSAPI or ESAPI body armor from us. To date, we have received one delivery order under this ID/IQ contract in March 2009 for $76.8 million of XSAPI ceramic body armor plates. This delivery order was increased to $81.5 million because of price increases on products shipped during 2010. We have shipped $73.7 million against this order through June 30, 2010, and expect to complete delivery of the remaining $7.8 million under this order during the quarter ending September 30, 2010.

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

We believe there will continue to be a viable replacement business for body armor inserts that is procured through the Defense Supply Center Philadelphia (DSCP) and directly through the Army. Ceradyne expects continued procurements for replacement inserts to be placed in the quarter ending September 30, 2010, for delivery in the quarters ending December 31, 2010 and March 31, 2011. We will also continue to bid on Foreign Military Sales (FMS) for the first generation of inserts called Small Arms Protective Inserts (SAPI) through our existing ID/IQ contract with Aberdeen Proving Grounds.

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

Our ESK Ceramics subsidiary produces boron carbide powder, which serves as a starter ceramic powder in the manufacture of our lightweight ceramic body armor. The lower demand for body armor has negatively impacted inter-segment sales of boron carbide powder by our ESK Ceramics subsidiary to our Advanced Ceramic Operations division in the three and six months ending June 30, 2010 and we expect that this trend will continue for the remainder of this year.

New orders for the six months ended June 30, 2010 were $193.3 million, compared to $230.2 million for the same period last year. Orders for ceramic body armor for the six months ended June 30, 2010 were approximately $13.1 million, compared to $121.0 million for the same period last year.

Our order backlog was $118.0 million as of June 30, 2010 and $163.8 million as of  June 30, 2009. The backlog for ceramic body armor represented approximately $14.4 million, or 12.2%, of the total backlog as of June 30, 2010 and $98.3 million, or 60.0%, of the total backlog as of June 30, 2009. We expect that substantially all of our order backlog as of June 30, 2010 will be shipped during 2010.

Based on our current backlog and anticipated orders for ceramic body armor and the level of sales to date in 2010, we expect our shipments of ceramic body armor to be lower in fiscal year 2010 than in 2009. For the next several quarters, and perhaps longer, demand for ceramic body armor is likely to be the most significant factor affecting our sales. However, we believe that sales of our industrial products will increase for the year ended December 31, 2010, and will partially offset the decline in body armor sales.

Results of Operations for the Three and Six Months Ended June 30, 2010 and 2009

Net Sales. Our net sales for the three months ended June 30, 2010 were $100.4 million, an increase of $5.1 million, or 5.4%, from $95.3 million of net sales in the corresponding quarter of the prior year.  Net sales for the six months ended June 30, 2010 were $210.5 million, an increase of $15.5 million, or 7.9%, from $195.0 million in the corresponding prior year period.

Net sales for our Advanced Ceramic Operations division for the three months ended June 30, 2010 were $39.1 million, a decrease of $13.5 million, or 25.8%, from $52.6 million of net sales in the corresponding quarter of the prior year. Net sales of ceramic body armor in the second quarter of 2010 were $18.3 million, a decrease of $25.3 million, or 58.0%, from $43.6 million in the second quarter of 2009. The primary reasons for the decline in shipments of ceramic body armor during the second quarter of 2010 were no shipments of SAPI armor plates occurred compared to $12.3 million of shipments during the second quarter of 2009, a reduction in shipments of ESAPI armor plates of $11.3 million to $2.6 million in the second quarter of 2010 from $13.9 million during the second quarter of 2009, and a reduction in shipments of XSAPI armor plates of $2.9 million to $13.4 million in the second quarter of 2010 from $16.3 million during the second quarter of 2009. The decline in shipments was caused by a decrease in demand for ceramic body armor plates from the U.S. Army and Marines during the second quarter 2010 and slow lot testing results from the U.S. governments testing facilities for the XSAPI armor plates which caused $7.8 million of shipments to be delayed. These shipments are anticipated to occur during the third quarter of 2010.

The decline in body armor sales was somewhat offset by an increase in sales of vehicle armor. Net vehicle armor sales for the three months ended June 30, 2010 were $8.9 million, an increase of $5.7 million, or 178.1%, from $3.2 million in the corresponding period of the prior year. Increased shipments of armor for the MRAP All Terrain Vehicle (M-ATV) and the High Mobility Multipurpose Wheeled Vehicle (HMMWV or Humvee) during the three months ended June 30, 2010 were the main reasons for this improvement.

Net sales for our automotive/diesel component product line for the three months ended June 30, 2010 were $2.2 million, an increase of $1.3 million, or 160.8%, from $0.9 million in the corresponding quarter of the prior year. The reasons for this improvement in sales were an increase in production of heavy-duty diesel truck engines by our customers as the economy slighty improved and an increase in unit prices on shipments made during the three months ended June 30, 2010. The recent events in the automotive/diesel industry have not had a material impact on our results of operations or liquidity.

Net sales of our orthodontic brackets product line for the three months ended June 30, 2010 were $2.0 million, a decrease of $0.6 million, or 21.6%, from $2.6 million in the corresponding quarter of the prior year. The decrease was due to lower market acceptance for a newer version of Clarity® orthodontic brackets and a build up of inventory at our sole customer of older versions of other orthodontic brackets.

Net sales of our industrial product lines for the three months ended June 30, 2010 were $5.0 million, an increase of $3.2 million, or 180.7%, from $1.8 million in the corresponding quarter of the prior year. The increase was due to additional sales of wear and machined products of $1.6 million to $2.6 million from $1.0 million in the second quarter of 2009, an increase of sales of bearing products for the oil and gas industry of $0.6 million from $31,000 in the second quarter of 2009, an increase in sales of non-combat helmets to the police industry of $1.2 million to $1.4 million from $218,000 in the second quarter of 2009. The increase in the sales of wear and machined products reflect unit price increases that were passed along to certain customers and an overall increase in the activity in the industrial sector of the economy compared to the severe economic contraction during the corresponding period in 2009. The increase in the sales during the second quarter of non-combat helmets is due to the favorable year over year comparison due to the acquitision of this product line in June 2009 when we acquired substantially all of the business and assets and all technology and intellectual property related to ballistic combat and non-combat helmets of Diaphorm Technologies, LLC. Products from our bearing product line were initially shipped in the second quarter of 2009 thus contributing to a favorable comparison.

Net sales for our Advanced Ceramic Operations division for the six months ended June 30, 2010 were $90.9 million, a decrease of $18.0 million, or 16.5%, from $108.9 million in the corresponding period of the prior year. Net sales of ceramic body armor for the six months ended June 30, 2010 were $49.2 million, a decrease of $40.7 million, or 45.2%, from $89.9 million in the corresponding prior year period. The decline in shipments was caused by decreased demand for ceramic body armor plates from the U.S. Army and Marines and slow lot testing results from the U.S. governments testing facilities for the XSAPI armor plates, as described above.  The decline in body armor was partially offset by a $12.5 million increase in sales of vehicle armor, from $4.7 million in the six months ended June 30, 2009 to $17.2 million in the first six months of 2010. Increased shipments of armor for the M-ATV and the Humvee during the six months ended June 30, 2010 were the main reasons for this improvement.

Net sales for our automotive/diesel component product line for the six months ended June 30, 2010 were $4.8 million, an increase of $2.0 million, or 68.2%, from $2.8 million in the corresponding prior year period. The increase was caused by the reasons described above.

Net sales of our orthodontic brackets product line for the six months ended June 30, 2010 were $4.2 million, a decrease of $0.9 million, or 17.1%, from $5.1 million in the corresponding prior year period. The decrease was due to the reasons described above.

Net sales of our industrial product lines for the six months ended June 30, 2010 were $8.8 million, an increase of $5.0 million, or 133.3%, from $3.8 million in the corresponding prior year period. The increase was due to an increase in sales of wear and machined products of $2.1 million to $4.5 million from $2.4 million in the six months ended June 30, 2009, an increase of sales of bearing products for the oil and gas industry of $0.7 million to $0.9 million from $205,000 in the six months ended June 30, 2009, an increase in sales of non-combat helmets to the police industry of $2.4 million to $2.6 million from $218,000 in the six months ended June 30, 2009. The increase was caused by the reasons described above.

Our ESK Ceramics subsidiary had net sales for the three months ended June 30, 2010 of $31.0 million, an increase of $6.9 million, or 28.6%, from $24.1 million in the corresponding quarter of the prior year. On a constant currency basis, sales for the three months ended June 30, 2010 were $32.6 million, an increase of $8.5 million from the corresponding quarter of the prior year. Sales of industrial products for the three months ended June 30, 2010 were $21.0 million, an increase of $7.5 million, or 55.6%, from $13.5 million in the corresponding quarter of the prior year. This increase was the result of a higher demand for industrial parts for the packaging industry, an increase in shipments of metallurgy parts, an increase in shipments of industrial wear parts and an increase in shipments of boron nitride ceramic powders due to the recent economic improvement in the industrial sector of the economy compared to the severe economic recession during the corresponding quarter last year. Sales of defense products for the three months ended June 30, 2010 were $3.0 million, a decrease of $2.3 million, or 43.3%, from $5.3 million in the corresponding quarter of the prior year. Included in sales of defense products for the three months ended June 30, 2010 were inter-segment sales of $2.7 million compared to $4.7 million in the corresponding prior year period. The decrease of $2.0 million in inter-segment sales was due to a reduction in demand for boron carbide powder used in body armor plates manufactured by our Advanced Ceramic Operations division. Sales of automotive/diesel products for the three months ended June 30, 2010 were $6.0 million, an increase of $1.2 million, or 25.7%, from $4.8 million in the corresponding quarter of the prior year. Increased demand from automotive original equipment manufacturers accounted for the increase in sales.

For the six months ended June 30, 2010, net sales for ESK Ceramics were $62.7 million, an increase of $15.0 million, or 31.6%, from $47.7 million in the corresponding prior year period. On a constant currency basis, sales for the six months ended June 30, 2010 were $62.8 million, an increase of $15.2 million from the corresponding prior year period. Sales of industrial products for the six months ended June 30, 2010 were $42.8 million, an increase of $14.1 million, or 49.4%, from $28.7 million in the corresponding prior year period. This increase was the result of increased demand for fluid handling, industrial wear parts and metallurgy parts. Sales of defense products for the six months ended June 30, 2010 were $5.3 million, a decrease of $4.3 million, or 44.7% from $9.6 million in the corresponding prior year period. Included in sales of defense products for the six months ended June 30, 2010 were inter-segment sales of $4.8 million, a decrease of $3.7 million compared to $8.5 million in the prior year. This decrease was due to a reduction in demand of boron carbide powder by our Advanced Ceramic Operations division. Sales of automotive/diesel products for the six months ended June 30, 2010 were $12.9 million, an increase of $4.6 million, or 55.0%, from $8.3 million in the prior year period. Increased demand from automotive original equipment manufacturers accounted for the increased sales. Sales of commercial products, consisting of boron nitride for the cosmetic industry, for the six months ended June 30, 2010 were $1.7 million, an increase of $0.6 million, or 52.3% from $1.1 million in the prior year period. Higher sales were the result of the overall economic improvement resulting in increase demand in the consumer goods market for cosmetic products.

Our Semicon Associates division had net sales for the three months ended June 30, 2010 of $2.3 million, an increase of $377,000, or 19.4%, from $1.9 million in the corresponding quarter of the prior year. For the six months ended June 30, 2010, net sales for Semicon Associates were $4.6 million, an increase of $0.6 million, or 13.9%, from $4.0 million in the corresponding prior year period. The increases in both periods reflect higher shipments of microwave cathodes.

Our Thermo Materials division had net sales for the three months ended June 30, 2010 of $23.5 million, an increase of $8.2 million, or 53.5%, from $15.3 million in the corresponding quarter of the prior year. The increase was due to higher shipments of crucibles to the solar energy market, increased sales of precision investment cast products and refractory products due to the improvement in the industrial sector of the economy compared to the severe recession during the corresponding quarter last year and an increase in shipments of radomes to the defense industry. Sales of crucibles used in the manufacture of photovoltaic cells for the three months ended June 30, 2010 were $14.7 million, an increase of $7.0 million, or 92.2%, from $7.7 million in the corresponding prior year period. The increase was due to continued increasing demand in the solar energy market. Shipments of crucibles from our Tianjin, China plant were $10.2 million, an increase of $5.2 million, or 104.7%, from $5.0 million in the corresponding quarter of the prior year. Sales to the defense industry for the three months ended June 30, 2010 were $3.7 million, an increase of $1.4 million, or 61.7%, from $2.3 million when compared to the corresponding prior year period. Sales to the precision investment casting industry and sales of refractory products were $5.1 million, an increase of $1.2 million, or 29.1%, from $3.9 million in the corresponding period a year ago.

For the six months ended June 30, 2010, net sales for Thermo Materials were $43.4 million, an increase of $11.9 million, or 37.5%, from $31.5 million in the corresponding prior year period. The increase was caused by the reasons described above.  Revenue from crucibles used in the manufacture of photovoltaic cells was $27.5 million, an increase of $10.9 million, or 66.1%, from $16.6 million during the six months ended June 30, 2009. Shipments of crucibles from our Tianjin, China plant were $19.7 million, an increase of $9.3 million, or 90.3%, from $10.4 million in the corresponding prior year period. Sales to the defense industry during the six months ended June 30, 2010 were $5.9 million, an increase of $1.7 million, or 39.9%, from $4.2 million when compared to the corresponding prior year period. Sales to the precision investment casting industry and sales of refractory products were $10.0 million, an increase of $1.4 million, or 16.4%, from $8.6 million in the corresponding period a year ago.

Our Ceradyne Canada subsidiary had net sales for the three months ended June 30, 2010 of $1.0 million, an increase of $1.0 million from $5,000 in the corresponding quarter of the prior year, as sales of metal matrix composites increased. For the six months ended June 30, 2010, net sales for Ceradyne Canada were $1.4 million, an increase of $1.1 million, or 331.4%, from $318,000 for the corresponding prior year period. Higher demand for our metal matrix composite product line by the nuclear power industry accounted for the increase in sales.

Our Boron business segment comprises SemEquip, Inc. and Ceradyne Boron Products. Total net sales of our Boron business segment for the three months ended June 30, 2010 were $6.4 million, a decrease of $1.0 million, or 13.5%, from $7.4 million compared to the corresponding quarter of the prior year. Almost all of the sales in the three and six month periods ended June 30, 2010 were from Ceradyne Boron Products, which had net sales in the three months ended June 30, 2010 of $6.4 million, a decrease of $0.9 million, or 13.1%, from $7.3 million in the three months ended June 30, 2009. Sales to the nuclear industry during the three months ended June 30, 2010 were $4.1 million, a decrease of $2.3 million, or 36.3%, from $6.4 million in the corresponding quarter of the prior year. This was partially offset by an increase in sales to the semiconductor industry to $2.3 million, an increase of $1.4 million, or 155.7%, from $0.9 million in the corresponding quarter of the prior year. For the six months ended June 30, 2010, net sales for this segment were $12.3 million, a decrease of $0.9 million, or 6.4%, from $13.2 million in the corresponding prior year period. The decrease in sales was caused by a planned production facility shutdown at Ceradyne Boron Products to conduct a multi-year major maintenance overhaul and an installation of processing equipment improvements. For the six months ended June 30, 2010, sales to the nuclear industry were $7.6 million, a decrease of $4.2 million, or 35.5%, from $11.8 million in the corresponding prior year period. This was partially offset by an increase in sales to the semiconductor industry to $4.7 million, an increase of $3.3 million, or 238.8%, from $1.4 million in the corresponding prior year period.The sales contribution from SemEquip is not expected to be significant in 2010.

Gross Profit. Our gross profit for the three months ended June 30, 2010 was $25.8 million, an increase of $2.7 million, or 12.1%, from $23.1 million in the corresponding prior year quarter. Gross profits as a percentage of net sales, or gross margin, was 25.7% for the three months ended June 30, 2010 compared to 24.2% for the corresponding prior year quarter. For the six months ended June 30, 2010, our gross profit was $51.2 million, an increase of $4.5 million, or 9.8%, from $46.7 million in the prior year. Gross margin was 24.3% for the six months ended June 30, 2010 compared to 23.9% for the corresponding prior year period. The increase in gross profit and gross margin was primarily the result of an increase in gross profit from higher sales of ceramic crucibles by our Thermo Materials business segment and an increase in gross profit from sales of automotive and industrial parts and ceramics powders by our ESK Ceramics business segment. These increases were partially offset by lower body armor shipments at our Advanced Ceramic Operations division and an increase in scrap expenses in the production of body armor. Also contributing to the increase in gross profits were increases in production volumes at our Thermo Materials and ESK Ceramic segments, which resulted in a decrease of unabsorbed manufacturing overhead expenses compared to the corresponding periods last year. The cost of electricity, which is critical in the manufacturing process to produce advanced technical ceramics, has been stable.

Our Advanced Ceramic Operations division posted gross profit for the three months ended June 30, 2010 of $4.0 million, a decrease of $10.5 million, or 72.1%, from $14.5 million in the corresponding prior year quarter. Gross margin was 10.3% for the three months ended June 30, 2010, which decreased from 27.5% in the corresponding prior year quarter. The primary reasons for the decrease in gross profit and gross margin were lower volumes of production of body armor products resulting in an increase of unabsorbed body armor manufacturing overhead expenses and much higher scrap rates incurred in the production and a higher frequency of lot testing failures of XSAPI body armor plates.

For the six months ended June 30, 2010, gross profit for the Advanced Ceramic Operations division was $13.4 million, a decrease of $14.7 million, or 52.3%, from $28.1 million in the corresponding prior year period. Gross margin was 14.7% for the six months ended June 30, 2010 compared to 25.8% in the corresponding prior year period. The primary reasons gross profit and gross margins decreased are described above.

Our ESK Ceramics subsidiary had gross profit for the three months ended June 30, 2010 of $9.8 million, an increase of $7.4 million, or 313.6%, from $2.4 million in the corresponding prior year quarter. Gross margin was 31.5% for the three months ended June 30, 2010, compared to 9.8% in the three months ended June 30, 2009. The increase in gross profit and gross margin for the three months ended June 30, 2010 was the result of price increases on some of our products sold to our industrial based customers, the closing of our costly production facility in Bazet, France, during 2009 and a decrease in unabsorbed manufacturing overhead expenses caused by higher production volumes.

For the six months ended June 30, 2010, gross profit for ESK Ceramics was $17.2 million, an increase of $11.5 million, or 199.5%, from $5.7 million in the comparable prior period. Gross margin was 27.4% for the six months ended June 30, 2010, compared to 12.0% for the six months ended June 30, 2009. The increases in gross profit and gross margin in the six month period ended June 30, 2010 were caused by the reasons described above. The increase in gross profit for the six months ended June 30, 2010 was positively impacted by a $0.6 million charge during the six months ended June 30, 2009 for accelerated depreciation of fixed assets in connection with the closing of the facility in Bazet, France.

Our Semicon Associates division had gross profit for the three months ended June 30, 2010 of $0.7 million, an increase of $96,000, or 17.1%, from $0.6 million in the corresponding quarter of the prior year. Gross margin was 28.3% for the three months ended June 30, 2010, compared to 28.9% for the corresponding prior year period. For the six months ended June 30, 2010, gross profit for Semicon Associates was $1.3 million, an increase of $173,000, or 15.5%, from $1.1 million in the corresponding prior year period. Gross margin was 28.1% for the six months ended June 30, 2010 compared to 27.7% for the corresponding prior year period.

Our Thermo Materials division had gross profit for the three months ended June 30, 2010 of $10.3 million, an increase of $4.5 million, or 77.9%, from $5.8 million in the corresponding prior year quarter. Gross margin was 43.7% for the three months ended June 30, 2010 compared to 37.7% for the corresponding prior year quarter. For the six months ended June 30, 2010, Thermo Materials had gross profit of $17.9 million, an increase of $6.3 million, or 54.3%, from $11.6 million in the prior year period. Gross margin was 41.3% for the six months ended June 30, 2010 compared to 36.8%for the corresponding prior year period. For both periods, the primary reasons gross profit and gross margins increased were due to higher sales of ceramic crucibles to the solar industry, increased sales of industrial and refractory products reflecting an increase in world-wide economic activity compared to the same periods in 2009, favorable sales mix of products sold and a decrease of unabsorbed manufacturing overhead expenses compared to the corresponding prior periods.

Our Ceradyne Canada subsidiary had negative gross profit for the three months ended June 30, 2010 of $290,000, an improvement of $289,000 from a negative gross profit of $0.6 million in the corresponding quarter of the prior year. For the six months ended June 30, 2010, Ceradyne Canada had a negative gross profit of $0.9 million, an improvement of $143,000 from a negative gross profit of $1.0 million in the prior year period. For the six months ended June 30, 2010, gross profit improved due to reduced scrap levels in the production of our Boral® product line.

Our Boron business segment comprises SemEquip, Inc. and Ceradyne Boron Products. This segment had gross profit for the three months ended June 30, 2010 of $1.6 million, an increase of $1.2 million, or 318.7%, from $386,000 in the corresponding quarter of the prior year. SemEquip, Inc. reduced their negative gross profit during the three months ended June 30, 2010 by $110,000 to $0.9 million from $1.0 million in the corresponding quarter of the prior year due to an expense and work force reduction program. Ceradyne Boron Products had gross profit for the three months ended June 30, 2010 of $2.6 million, an increase of $1.2 million, or 78.1%, from $1.4 million in the corresponding period of the prior year. The increased gross profit was caused by a favorable change in sales mix due to increased sales to the semiconductor industry where gross profits increased by $1.0 million to $1.1 million from $131,000 in the corresponding period quarter.

For the six months ended June 30, 2010, total gross profit of the Boron segment was $2.5 million, an increase of $1.5 million, or 146.1%, from $1.0 million in the corresponding prior year period. SemEquip, Inc. reduced their negative gross profit during the six months ended June 30, 2010 by $0.6 million to $1.4 million from $2.0 million in the corresponding prior year period due to an expense and work force reduction program. Ceradyne Boron Products had gross profit for the six months ended June 30, 2010 of $3.9 million, an increase of $0.9 million, or 27.8%, from $3.0 million in the corresponding period of the prior year, primarily due to a favorable change in the sales mix.

Selling Expenses. Our selling expenses for the three months ended June 30, 2010 were $6.7 million, a decrease of $260,000, or 3.7%, from $7.0 million in the corresponding prior year quarter. Selling expenses, as a percentage of net sales, decreased from 7.3% for the three months ended June 30, 2009 to 6.7% of net sales for the three months ended June 30, 2010.

For the six months ended June 30, 2010, selling expenses were $12.6 million, a decrease of $1.3 million, or 9.4%, from $13.9 million in the corresponding prior year period. Selling expenses, as a percentage of net sales, decreased from 7.1% for the six months ended June 30, 2009 to 6.0% of net sales for the six months ended June 30, 2010. The primary reason for the decrease in selling expenses for both the three and six month periods ended June 30, 2010 was a reduction in the number of employees and related personnel expenses.

General and Administrative Expenses. Our general and administrative expenses for the three months ended June 30, 2010 were $8.9 million, a decrease of $1.6 million, or 14.9%, from $10.5 million in the corresponding prior year quarter. General and administrative expenses, as a percentage of net sales, decreased from 11.0% for the three months ended June 30, 2009 to 8.9% for the three months ended June 30, 2010. General and administrative expenses for the three months ended June 30, 2009 included $301,000 of transaction expenses in connection with our acquisition of the business and assets of Diaphorm Technologies, LLC and $1.25 million of expense to settle a class action lawsuit, which primarily caused the decrease when compared to the same period in the current year.

For the six months ended June 30, 2010, general and administrative expenses were $17.0 million, a decrease of $3.2 million, or 16.0%, from $20.2 million in the corresponding prior year period. General and administrative expenses, as a percentage of net sales, decreased from 10.4% for the six months ended June 30, 2009 to 8.1% in the six months ended June 30, 2010. Decreases in general and administrative expenses were generated by reductions in headcount, by a reduction in professional service fees and by a reduction in bonuses due to lower pre-tax income for the six months ended June 30, 2010 compared to the corresponding prior year period, as well as by $301,000 of transaction expenses in connection with our acquisition of the business and assets of Diaphorm Technologies, LLC, and $1.25 million of expense to settle a class action lawsuit which were incurred in six months ended June 30, 2009.

Restructuring – Plant Closure and Severance. Charges for plant closure and severance were not significant in the three and six months ended June 30, 2010. We recorded pre-tax restructuring and severance charges of $10.9 million for the three months ended June 30, 2009. Included in this amount are charges totaling $9.4 million due to the closing of the facility in Bazet, France owned by our ESK Ceramics France subsidiary and $1.5 million of severance charges in connection with headcount reductions in the United States and Germany during the three months ended June 30, 2009. Restructuring and severance charges for the six months ended June 30, 2009 totalled $11.8 million. Included in this amount are charges totaling $9.4 million due to the closing of the facility in Bazet, France owned by our ESK Ceramics France subsidiary and $2.4 million of severance charges in connection with headcount reductions in the United States and Germany during six months ended June 30, 2009.

Goodwill Impairment. We are required to test annually whether the estimated fair value of our reporting units is sufficient to support the goodwill assigned to those reporting units; we perform the annual test in the fourth quarter. We are also required to test goodwill for impairment before the annual test if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount, such as a significant adverse change in the business climate. At June 30, 2010, our market capitalization was less than our net book value. We consider this decline to be temporary and based on general economic conditions, therefore no interim test of goodwill is required. Based on the most recent annual impairment test performed in the fourth quarter of 2009, none of our reporting units were at risk of failing step one of the annual impairment test.

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

Acquisition Related Charge (Credit). We incurred an acquisition-related compensation charge of $9.8 million for the three months ended September 30, 2008 associated with a pre-closing commitment by SemEquip, Inc. for incentive compensation for several of its employees and advisors. This $9.8 million charge included $1.7 million of cash paid by Ceradyne at closing, and the balance represents the discounted present value of the portion of the estimated contingent consideration payable as incentive compensation to these employees and advisors over 15 years. We review the estimated liability each quarter and changes in estimated future sales and earnings of SemEquip will result in correlating changes in the estimated liability. For the three months ended June 30, 2010, the estimated liability was reduced by $31,000 with a corresponding credit to pre-tax earnings. For the six months ended June 30, 2010, the estimated liability was reduced by $119,000 with a corresponding credit to pre-tax earnings.

Research and Development Expenses. Our research and development expenses for the three months ended June 30, 2010 were $3.2 million, a decrease of $98,000, or 3.0%, from $3.3 million in the corresponding prior year quarter. Research and development expenses, as a percentage of net sales, decreased from 3.4% of net sales for the three months ended June 30, 2009 to 3.2% of net sales for the three months ended June 30, 2010. For the six months ended June 30, 2010, research and development expenses were $6.1 million, a decrease of $0.6 million, or 8.0%, from $6.7 million in the corresponding prior year period. Research and development expenses, as a percentage of net sales, decreased from 3.4% of net sales for the six months ended June 30, 2009 to 2.9% of net sales for the six months ended June 30, 2010.

Other Income (Expense). Our net other income (expense) for the three months ended June 30, 2010 was $0.9 million of income, compared to $1.3 million of expense in the corresponding prior year quarter. During the three months ended June 30, 2009 we recognized a gain of $1.8 million from early extinguishment of debt associated with repurchases of convertible debt. There were no repurchases of convertible debt in the current quarter. Other significant reasons for the change were gains from foreign currency transactions of $1.7 million compared to a loss of $334,000 in the corresponding prior year quarter, a $0.9 million gain in the current quarter from our investments in auction rate securities compared to an other than temporary charge of $1.5 million in the prior year quarter, and a $255,000 reduction in interest expense due to the repurchases of convertible debt.

Our net other income (expense) for the six months ended June 30, 2010 was $1.1 million of expense, a decrease of $1.7 million, from $2.8 million of expense in the corresponding prior year period. During the six months ended June 30, 2009 we recognized a gain of $1.8 million from early extinguishment of debt associated with repurchases of convertible debt. There were no repurchases of convertible debt in the current year. Other significant reasons for the change were gains from foreign currency transactions of $2.3 million during the six months ended June 30, 2010 compared to a loss of $351,000 in the corresponding prior year period, a reduction of $0.8 million in interest expense as a result of the repurchases of convertible debt in 2009, and a decrease of $0.7 million in losses from auction rate securities.

Income before Provision for Income Taxes. Our income before provision for income taxes for the three months ended June 30, 2010 was $8.0 million, an increase of $21.7 million, from a loss before provision for income taxes of $13.7 million in the corresponding prior year quarter. For the six months ended June 30, 2010, income before provision for income taxes was $14.5 million, an increase of $27.0 million, from a loss before provision for income taxes of $12.5 million for the six months ended June 30, 2009.

The primary reason for the increase in the income before provision for income taxes for the three months ended June 30, 2010 was that we incurred $10.9 million in restructuring and severance expenses and a $3.8 million charge for goodwill impairment in the corresponding period of 2009 which we did not incur during the three months ended June 30, 2010. Other contributing factors were increases in the sales of ceramic crucibles to the solar industry, increase in sales of vehicle armor, an increase of sales of industrial and automotive products at our ESK Ceramics business segment, and a reduction in unabsorbed manufacturing overhead due to higher production volumes mainly at the ESK Ceramics and Thermo Materials business segments. The increase in the income before provision for income taxes for the six months ended June 30, 2010 are described by the reasons above and that we incurred $11.8 million in restructuring and severance expenses and a $3.8 million charge for goodwill impairment in the corresponding period of 2009 which we did not incur during the six months ended June 30, 2010.

Our Advanced Ceramic Operations division incurred a loss before provision for income taxes for the three months ended June 30, 2010 of $0.6 million, a decrease of $5.5 million, from income before provision for income taxes of $4.8 million in the corresponding prior year quarter. For the six months ended June 30, 2010, income before provision for income taxes was $1.4 million, a decrease of $7.7 million, or 84.5%, from $9.1 million of income before provision for income taxes for the six months ended June 30, 2009. The decrease in income before provision for income taxes for both the three and six month periods ended June 30, 2010 was due to substantially lower sales of body armor, underabsorbed manufacturing overhead expense because of lower volumes of production of body armor and industrial products and higher scrap rates incurred in the production of body armor.

Our ESK Ceramics subsidiary’s income before provision for income taxes for the three months ended June 30, 2010 was $3.9 million, an increase of $19.6 million, from a loss before provision for income taxes of $15.7 million in the corresponding prior year quarter. For the three months ended June 30, 2010, the primary cause of the increase in income before provision for income taxes were that during the corresponding period of the previous year, we incurred a $10.0 million charge for the closure of our Bazet, France, manufacturing plant and severance expenses in Germany of $1.5 million due to a reduction in work force. For the six months ended June 30, 2010, this subsidiary earned income before provision for income taxes of $6.0 million, an increase of $26.1 million, from a loss before provision for income taxes of $20.1 million in the corresponding prior year period. For the six months ended June 30, 2010, the primary cause of the increase in income before provision for income taxes were that during the corresponding period of the previous year, we incurred a $10.0 million charge for the closure of our Bazet, France, manufacturing plant and severance expenses in Germany of $1.8 million due to a reduction in work force. For both periods, other causes of the increase in income before provision for income taxes were increased sales in this subsidiary’s industrial and automotive sectors due to an increase in demand as a result of recent economic growth compared to the corresponding periods last year, the closing of our costly production facility in Bazet, France during 2009, and a decrease in unabsorbed manufacturing overhead expenses caused by higher production volumes.

Our Semicon Associates division’s income before provision for income taxes for the three months ended June 30, 2010 was $448,000, an increase of $209,000, or 87.4%, from $239,000 of income before provision for income taxes in the corresponding prior year quarter. For the six months ended June 30, 2010, income before provision for income taxes was $0.7 million, an increase of $189,000, or 40.0%, from $473,000 of income before provision for income taxes in the corresponding prior year period. For both periods, a majority of the increase was due to the gain of $103,000 that we recognized when we sold our magnet product line.

Our Thermo Materials division’s income before provision for income taxes for the three months ended June 30, 2010 was $6.0 million, an increase of $2.4 million, or 68.2%, from $3.6 million of income before provision for income taxes in the corresponding prior year quarter. For the six months ended June 30, 2010, income before provision for income taxes was $10.3 million, an increase of $3.1 million, or 43.2%, from $7.2 million of income before provision for income taxes in the corresponding prior year period. The increases in income before provision for income taxes were due to higher shipments of crucibles when compared to the corresponding prior year periods, and an increase in sales of refractory and industrial products due to improved overall economic conditions whem compared to the corresponding prior year periods.

Our Ceradyne Canada subsidiary incurred a loss before provision for income taxes for the three months ended June 30, 2010 of $0.5 million, a decrease of $4.3 million, or 88.7%, from a loss before provision for income taxes of $4.8 million in the corresponding prior year quarter. For the six months ended June 30, 2010, this subsidiary recorded a loss before provision for income taxes of $1.4 million, a decrease of $4.2 million, or 74.5%, from a loss before provision for income taxes of $5.6 million in the corresponding prior year period. For the three and six months ended June 20, 2010, the decrease in the loss before provision for income taxes was due to a favorable comparison as a result of a charge of $3.8 million for goodwill impairment in the second quarter of 2009 that we did not incur in 2010.

Our Boron business segment’s loss before provision for income taxes for the three months ended June 30, 2010 was $1.0 million, a decrease of $0.9 million, or 48.8%, from a loss before provision for income taxes of $1.9 million in the corresponding prior year quarter. The improvement in the performance of this segment was attributable to an increase in income before provision for income taxes at our Ceradyne Boron Products subsidiary for the three months ended June 30, 2010 of $0.9 million due to a favorable sales mix as a result of sales to the semiconductor industry. For the six months ended June 30, 2010, the loss before provision for income taxes was $2.2 million, a decrease of $1.5 million, or 40.0%, from a loss before provision for income taxes of $3.7 million in the corresponding prior year period. The improvement in the performance of this segment was attributable to an increase of $0.6 million of income before provision for income taxes at our Ceradyne Boron Products subsidiary for the reasons stated above and a decrease of $0.8 million of loss before provision for income taxes at SemEquip, Inc. as a result of an expense reduction program and a reduction in work force.

Income Taxes. We had a combined federal and state effective tax rate of 18.2% for the three months ended June 30, 2010 resulting in a provision for income taxes of $1.5 million, an increase of $4.0 million, from a tax benefit of $2.5 million in the corresponding prior year quarter. Our provision for income taxes reflects a higher proportion of pre-tax income originating from our operations in China where we have a lower tax rate than in other countries. Our effective tax rate was 18.2% for the three months ended June 30, 2009. The effective tax rate for the six months ended June 30, 2010 was 20.5% resulting in a provision for income taxes of $3.0 million, an increase of $5.0 million, from a tax benefit of $2.0 million in the corresponding prior year period. Our effective tax rate was 16.2% for the six months ended June 30, 2009.

Liquidity and Capital Resources

We generally have met our operating and capital requirements with cash flow from operating activities and borrowings under our credit facility.

The following table presents selected financial information and statistics as of  June 30, 2010 and December 31, 2009 and for the six months ended June 30, 2010 and 2009 (in thousands):

	June 30, 2010	December 31, 2009
Cash and cash equivalents	$58,916	$122,154
Short term investments	212,294	117,666
Accounts receivable, net	42,248	53,269
Inventories, net	80,070	100,976
Working capital	413,090	406,207

	For the Six Months Ended
	June 30, 2010	June 30, 2009
Operating cash flow	$49,888	$23,737

During the six months ended June 30, 2010, we generated $49.9 million of cash from operations compared to $23.7 million for the six months ended June 30, 2009. The $49.9 million of cash flow from operations during 2010 is primarily comprised of net income totaling $11.6 million, with $23.6 million of non cash charges included therein, and a decrease in inventories of $16.3 million as a result of a planned reduction program and improvements in our supply chain. Investing activities consumed $106.5 million of cash during the six months ended June 30, 2010. We invested $95.4 million for the purchase of marketable securities as we extended the maturities of our investments in an attempt to increase our return. We invested $19.2 million to expand manufacturing capacity in selected product lines. These expenditures for investing activities were partially offset by an increase of $3.1 million due to the release of the restrictions on certain cash. During the six months ended June 30, 2010, we repurchased and retired 159,000 shares of our common stock at an aggregate cost of $3.4 million under a stock repurchase program authorized in 2008 by our Board of Directors. As a result, our net cash at June 30, 2010 decreased by $63.2 million from our net cash at December 31, 2009, as compared to a $77.7 million decrease during the six months ended June 30, 2009.

During December 2005, we issued $121.0 million of 2.875% senior subordinated convertible notes (“Notes”) due December 15, 2035. We repurchased $27.9 million of the Notes during 2009 which reduced the outstanding principal amount to $93.1 million. Since the Notes are convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement), we separately account for the liability and equity components of the Notes in a manner that reflects nonconvertible debt borrowing rate as interest cost is recognized.

As of June 30, 2010 and December 31, 2009, long-term debt and the equity component (recorded in additional paid in capital, net of income tax benefit), determined in accordance with the accounting guidance for convertible debt, comprised the following (in thousands):

	June 30, 2010	December 31, 2009
Long-term debt
Principal amount	$93,100	$93,100
Unamortized discount	(9,267)	(10,937)
Net carrying amount	$83,833	$82,163
Equity component, net of income tax benefit	$16,399	$16,399

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

Interest expense on the Notes for the three and six months ended June 30, 2010 and 2009 included the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Contractual interest coupon	$669	$837	$1,330	$1,697
Non-cash amortization of discount on the liability component	842	980	1,670	1,980
Non-cash amortization of debt issuance costs	90	108	179	219
	$1,601	$1,925	$3,179	$3,896

Interest on the Notes is payable on December 15 and June 15 of each year, commencing on June 15, 2006. The Notes are convertible into 17.1032 shares of Ceradyne’s common stock for each $1,000 principal amount of the Notes (which represents a conversion price of approximately $58.47 per share), subject to adjustment. The Notes are convertible only under certain circumstances, including if the price of our common stock reaches specified thresholds, if the Notes are called for redemption, if specified corporate transactions or fundamental changes occur, or during the 10 trading days prior to maturity of the Notes. We may redeem the Notes at any time after December 20, 2010, for a price equal to 100% of the principal amount plus accrued and unpaid interest, including contingent interest (as described below), if any, up to but excluding the redemption date. As of June 30, 2010, the principal amount of the Notes exceeded the hypothetical if-converted value as the conversion price was higher than the average market price of our common stock.

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

We are obligated to pay contingent interest to the holders of the Notes during any six-month period from June 15 to December 14 and from December 15 to June 14, commencing with the six-month period beginning December 20, 2010 and ending on June 14, 2011, if the average trading price of the note for the five trading day period ending on the third trading day immediately preceding the first day of the relevant contingent interest period equals $1,200 (120% of the principal amount of a note) or more. The amount of contingent interest payable per note for any relevant contingent interest period shall equal 0.25% per annum of the average trading price of a note for the five trading day period ending on the third trading day immediately preceding the first day of the relevant contingent interest period. This contingent interest payment feature represents an embedded derivative. However, based on the de minimus value associated with this feature, no value has been assigned at issuance or at June 30, 2010.

On or prior to the maturity date of the Notes, upon the occurrence of a fundamental change, under certain circumstances, we will provide for a make whole amount by increasing, for the time period described herein, the conversion rate by a number of additional shares for any conversion of the Notes in connection with such fundamental change transactions. The amount of additional shares will be determined based on the price paid per share of Ceradyne’s common stock in the transaction constituting a fundamental change and the effective date of such transaction. This make whole premium feature represents an embedded derivative. Since this feature has no measurable impact on the fair value of the Notes and no separate trading market exists for this derivative, the value of the embedded derivative was determined to be de minimus. Accordingly, no value has been assigned at issuance or at June 30, 2010.

The Company utilizes a convertible bond pricing model and a probability weighted valuation model, as applicable, to determine the fair values of the embedded derivatives noted above.

In December 2005, we established an unsecured $10.0 million line of credit. As of June 30, 2010, there were no outstanding amounts on the line of credit. However, the available line of credit at June 30, 2010 has been reduced by outstanding letters of credit in the aggregate amount of $5.0 million. The interest rate on the credit line was 1.35% as of June 30, 2010, which is based on the LIBOR rate for a period of one month, plus a margin of 1.0 percent.

Pursuant to the bank line of credit, we are subject to certain covenants, which include, among other things, the maintenance of specified minimum amounts of liquidity and profitability and annual net income. At June 30, 2010, we were in compliance with these covenants.

Our cash, cash equivalents, and short-term investments totaled $271.2 million at June 30, 2010, compared to $243.0 million at December 31, 2009. At June 30, 2010, we had working capital of $413.1 million, compared to $406.2 million at December 31, 2009. Our cash position includes amounts denominated in foreign currencies. The repatriation of cash balances from our ESK Ceramics subsidiary does not result in additional tax costs. We believe that our current cash and cash equivalents on hand and cash available from the sale of short-term investments and cash we expect to generate from operations will be sufficient to finance our anticipated capital and operating requirements for at least the next 12 months. Our anticipated capital requirements primarily relate to the expansion of our manufacturing facilities in China. The total expected capital expenditures for the new facility in China is approximately $34.0 million. The cumulative amount spent as of June 30, 2010 was $11.8 million, of which $7.1 million was spent during the six months ended June 30, 2010. We anticipate spending an additional $19.7 million during the remainder of fiscal year 2010 and $2.5 million in fiscal year 2011 to complete this capital expenditure. Funding for the new facility in China is being provided by cash flow generated from sales of ceramic crucibles in China, and any remaining funding requirement will be supported by available cash in the U.S. We also may utilize cash, and, to the extent necessary, borrowings from time to time to acquire other businesses, technologies or product lines that complement our current products, enhance our market coverage, technical capabilities or production capacity, or offer growth opportunities. From time to time, we may utilize cash to repurchase our common stock or our convertible debt.

Our material contractual obligations and commitments as of June 30, 2010 include a $1.2 million reserve for unrecognized tax benefits (included applicable accrued interest). The reserve is classified as long term liabilities on our Consolidated Balance Sheet as of June 30, 2010.

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

Our long term investments at June 30, 2010 included $15.7 million of auction rate securities. Cumulatively to date, the Company has incurred $9.3 million in pre-tax losses from its investments in auction rate securities, realized losses of $4.9 million from the sale of auction rate securites and pre-tax temporary impairment charges against other comprehensive income of $2.3 million. The Company’s investments in auction rate securities represent interests in insurance securitizations collateralized by pools of residential and commercial mortgages, asset backed securities and other structured credits relating to the credit risk of various bond guarantors that mature at various dates from June 2021 through July 2052. These auction rate securities were intended to provide liquidity via an auction process which is scheduled every 28 days, that resets the applicable interest rate, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. Interest rates are capped at a floating rate of one month LIBOR plus additional spread ranging from 1.25% to 4.00% depending on prevailing rating. During the second half of the year 2007, through 2008, 2009 and through June 30, 2010, the auctions for these securities failed. As a result of current negative conditions in the global credit markets, auctions for the Company’s investment in these securities failed to settle on their respective settlement dates. Consequently, the investments are not currently liquid through the normal auction process and may be liquidated if a buyer is found outside the auction process. Although the auctions have failed, the Company continues to receive underlying cash flows in the form of interest income from the investments in auction rate securities. As of June 30, 2010, the fair value of the Company’s investments in auction rate securities was below cost by approximately $11.6 million. The fair value of the auction rate securities has been below cost for more than one year.

Beginning in the third quarter of 2008 and at June 30, 2010, the Company determined that the market for its investments in auction rate securities and for similar securities continued to be inactive since there were few observable or recent transactions for these securities or similar securities. The Company’s investments in auction rate securities continued to be classified within Level 3 of the fair value hierarchy because the Company determined that significant adjustments using unobservable inputs were required to determine fair value as of June 30, 2010 and December 31, 2009.

An auction rate security is a type of structured financial instrument where its fair value can be estimated based on a valuation technique that includes the present value of future cash flows (principal and interest payments), review of the underlying collateral and considers relevant probability weighted and risk adjusted observable inputs and minimizes the use of unobservable inputs. Probability weighted inputs included the following:

●	Probability of earning maximum rate until maturity
●	Probability of passing auction at some point in the future
●	Probability of default at some point in the future (with appropriate loss severity assumptions)

The Company determined that the appropriate risk-free discount rate (before risk adjustments) used to discount the contractual cash flows of its auction rate securities ranged from 0.2% to 4.1%, based on the term structure of the auction rate security. Liquidity risk premiums are used to adjust the risk-free discount rate for each auction rate security to reflect uncertainty and observed volatility of the current market environment. This risk of nonperformance has been captured within the probability of default and loss severity assumptions noted above. The risk-adjusted discount rate, which incorporates liquidity risk, appropriately reflects the Company’s estimate of the assumptions that market participants would use (including probability weighted inputs noted above) to estimate the selling price of the asset at the measurement date.

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

We enter into foreign exchange forward contracts to reduce earnings and cash flow volatility associated with foreign exchange rate changes to allow our management team to focus its attention on its core business operations. Accordingly, we enter into contracts which change in value as foreign exchange rates change to economically offset the effect of changes in value of foreign currency assets and liabilities, commitments and anticipated foreign currency denominated sales and operating expenses. We enter into foreign exchange forward contracts in amounts between minimum and maximum anticipated foreign exchange exposures, generally for periods not to exceed one year. These derivative instruments are not designated as accounting hedges. We did not have any outstanding foreign exchange forward contracts at June 30, 2010.

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

Our debt is comprised of $93.1 million of a convertible note with a fixed coupon rate of 2.875% (“Notes”). The fair value of long-term debt was $89.8 million and is based on quoted market prices at June 30, 2010.

Approximately 47.3% of our revenues for the six months ended June 30, 2010 were derived from operations outside the United States. Overall, we are a net recipient of currencies other than the U.S. dollar and, as such, we benefit from a weaker dollar and are adversely affected by a stronger dollar relative to major currencies worldwide. Accordingly, changes in exchange rates, and in particular a strengthening of the U.S. dollar, may negatively affect net sales, gross profit, and net income from our subsidiary, ESK Ceramics, as expressed in U.S. dollars. This would also negatively impact our consolidated reported results.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2010 (the end of the period covered by this report). Based on this evaluation, our principal executive officer and principal financial officer concluded that our current disclosure controls and procedures (as defined in Rules 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934) are effective.

Changes in Internal Control over Financial Reporting
Our management evaluated our internal control over financial reporting and there have been no changes during the fiscal quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

During the quarter ended March 31, 2010, Ceradyne reached an agreement in principle to settle a claim for $1.2 million pertaining to ballistic tests of armored wing assemblies subject to the negotiation and execution of a mutually acceptable settlement agreement and release. Ceradyne previously established a reserve of $1.0 million for this matter during the three months ended September 30, 2009 and increased it by $200,000, with a corresponding charge to general and administrative expenses, during the three months ended March 31, 2010. The settlement agreement was finalized and signed, and the Company funded this obligation during the quarter ended June 30, 2010.

Item 1A.            Risk Factors

There have been no significant changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.               Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information regarding shares of our common stock that we repurchased during the three months ended June 30, 2010.

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April1 to April 30, 2010	-	-	2,145,237	$45,541,877
May 1 to May 31, 2010	-	-	2,145,237	$45,541,877
June 1 to June 30, 2010	159,000	$21.25	2,304,237	$42,162,388
Total	159,000	$21.25	2,304,237	$42,162,388

(1)
On March 4, 2008, we announced that our board of directors had authorized the repurchase and retirement of up to $100 million of our common stock in open market transactions, including block purchases, or in privately negotiated transactions. We did not set a time limit for completion of this repurchase program, and we may suspend or terminate it at any time.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Not applicable.

Item 5.	Other Information

Item 6.	Exhibits

(a)	Exhibits:

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CERADYNE, INC.

Date: July 27, 2010	By:	/s/ JERROLD J. PELLIZZON
Jerrold J. Pellizzon
Vice President Chief Financial Officer (Principal Financial and Accounting Officer)

Index to Exhibits

Exhibit	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document