Form 10-Q
period 2010-09-30
CERADYNE INC
filed 2010-10-26
CIK 18937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes    ☐  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).   Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 22, 2010
Common Stock, $0.01 par value	24,902,142 Shares

Exhibit Index on Page 37

CERADYNE, INC.

INDEX

		PAGE NO.
PART I.	FINANCIAL INFORMATION

Item 1.	Unaudited Consolidated Financial Statements	3

	Consolidated Balance Sheets – September 30, 2010 and December 31, 2009	3

	Consolidated Statements of Income – Three and Nine Months Ended September 30, 2010 and 2009	4

	Consolidated Statements of Cash Flows – Nine Months Ended September 30, 2010 and 2009	5

	Notes to Consolidated Financial Statements	6-20

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21-31

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32-33

Item 4.	Controls and Procedures	33

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	34

Item 1A.	Risk Factors	34

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 3.	Not applicable	34

Item 4.	Not applicable	34

Item 5.	Not applicable	34

Item 6.	Exhibits	35

SIGNATURE		36

CERADYNE, INC.
FORM 10-Q
FOR THE QUARTER ENDED
September 30, 2010

PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Consolidated Financial Statements

CERADYNE, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	September 30, 2010	December 31, 2009
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$32,168	$122,154
Restricted cash	-	3,130
Short-term investments	225,549	117,666
Accounts receivable, net of allowances for doubtful accounts of $792
and $851 at September 30, 2010 and December 31, 2009, respectively	50,136	53,269
Other receivables	16,934	11,424
Inventories, net	84,401	100,976
Production tooling, net	11,445	12,006
Prepaid expenses and other	19,140	19,932
Deferred tax asset	11,353	13,796
TOTAL CURRENT ASSETS	451,126	454,353

PROPERTY, PLANT AND EQUIPMENT, net	240,661	239,322
LONG TERM INVESTMENTS	27,275	20,019
INTANGIBLE ASSETS, net	84,853	89,409
GOODWILL	43,394	43,880
OTHER ASSETS	2,506	2,721
TOTAL ASSETS	$849,815	$849,704

CURRENT LIABILITIES
Accounts payable	$23,959	$24,683
Accrued expenses	25,052	23,463
TOTAL CURRENT LIABILITIES	49,011	48,146
LONG-TERM DEBT	84,713	82,163
EMPLOYEE BENEFITS	21,215	21,769
OTHER LONG TERM LIABILITY	38,539	39,561
DEFERRED TAX LIABILITY	8,568	8,348
TOTAL LIABILITIES	202,046	199,987

COMMITMENTS AND CONTINGENCIES (Note 13)
SHAREHOLDERS’ EQUITY
Common stock, $0.01 par value, 100,000,000 authorized, 24,902,142 and 25,401,005 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	249	254
Additional paid-in capital	146,414	157,679
Retained earnings	486,346	470,256
Accumulated other comprehensive income	14,760	21,528
TOTAL SHAREHOLDERS’ EQUITY	647,769	649,717
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$849,815	$849,704

See accompanying condensed notes to Consolidated Financial Statements

CERADYNE, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)
NET SALES	$91,766	$107,954	$302,219	$302,993
COST OF GOODS SOLD	68,150	79,329	227,392	227,717
Gross profit	23,616	28,625	74,827	75,276
OPERATING EXPENSES
Selling, general and administrative	14,418	17,537	43,947	51,619
Acquisition related charge (credit)	31	(795)	(88)	(795)
Research and development	2,613	2,862	8,731	9,512
Restructuring - plant closure and severance	-	88	7	11,931
Goodwill impairment	-	-	-	3,832
	17,062	19,692	52,597	76,099
INCOME (LOSS) FROM OPERATIONS	6,554	8,933	22,230	(823)
OTHER INCOME (EXPENSE):
Interest income	935	901	2,562	2,424
Interest expense	(1,518)	(1,520)	(4,713)	(5,469)
Gain on early extinguishment of debt	-	96	-	1,881
Loss on auction rate securities	-	(1,849)	(978)	(3,480)
Miscellaneous	(917)	(197)	493	(694)
	(1,500)	(2,569)	(2,636)	(5,338)
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	5,054	6,364	19,594	(6,161)
PROVISION (BENEFIT) FOR INCOME TAXES	517	1,428	3,504	(595)
NET INCOME (LOSS)	$4,537	$4,936	$16,090	$(5,566)
BASIC INCOME (LOSS) PER SHARE	$0.18	$0.19	$0.64	$(0.22)
DILUTED INCOME (LOSS) PER SHARE	$0.18	$0.19	$0.63	$(0.22)
WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	24,960	25,681	25,329	25,737
DILUTED	25,141	25,798	25,506	25,737

See accompanying condensed notes to Consolidated Financial Statements

CERADYNE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
	Nine Months Ended September 30,
	2010	2009
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$16,090	$(5,566)
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Depreciation and amortization	26,979	28,649
Amortization of bond premium	273	-
Non cash interest expense on convertible debt	2,550	2,817
(Gain) on early extinguishment of debt	-	(1,881)
Payments of accreted interest on repurchased convertible debt	-	(2,956)
Deferred income taxes	1,376	(3,047)
Stock compensation	2,994	2,906
Loss on marketable securities	978	3,480
Goodwill impairment	-	3,832
Loss on equipment disposal	510	425
Change in operating assets and liabilities (net of effect of businesses acquired):
Accounts receivable, net	2,855	94
Other receivables	(5,534)	1,352
Inventories, net	15,132	5,387
Production tooling, net	506	995
Prepaid expenses and other assets	483	477
Accounts payable and accrued expenses	2,480	8,985
Income taxes payable	(106)	1,900
Other long term liability	(1,063)	(510)
Employee benefits	386	1,071
NET CASH PROVIDED BY OPERATING ACTIVITIES	66,889	48,410
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(30,665)	(13,588)
Changes in restricted cash	3,130	(428)
Purchases of marketable securities	(119,956)	(136,173)
Proceeds from sales and maturities of marketable securities	4,489	64,051
Cash paid for acquisitions	-	(9,655)
Proceeds from sale of equipment	465	72
NET CASH USED IN INVESTING ACTIVITIES	(142,537)	(95,721)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock due to exercise of options	224	14
Excess tax benefit due to exercise of stock options	7	24
Shares repurchased	(14,837)	(5,099)
Reduction on long term debt	-	(20,239)
NET CASH USED IN FINANCING ACTIVITIES	(14,606)	(25,300)
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	268	1,047
DECREASE IN CASH AND CASH EQUIVALENTS	(89,986)	(71,564)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	122,154	215,282
CASH AND CASH EQUIVALENTS, END OF PERIOD	$32,168	$143,718

See accompanying condensed notes to Consolidated Financial Statements

CERADYNE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(Unaudited)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement have been included. Operating results for the nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

Share-based compensation expense for the three and nine months ended September 30, 2010 was $1.0 million and $3.0 million, respectively, which was related to stock options and restricted stock units. This compared to $1.1 million and $2.9 million for the three and nine months ended September 30, 2009, respectively.

Share-based compensation expense is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Forfeitures are estimated at the time of grant in order to estimate the amount of share-based awards that will ultimately vest. The forfeiture rate is based on historical rates. Share-based compensation expense recognized in the Company’s Consolidated Statements of Income for the three and nine month periods ended September 30, 2010 includes (i) compensation expense for share-based payment awards granted prior to, but not yet vested as of January 1, 2006, based on the estimated grant-date fair value and (ii) compensation expense for the share-based payment awards granted subsequent to December 31, 2005, based on the estimated grant-date fair value. Since share-based compensation expense recognized in the Consolidated Statements of Income for the three and nine month periods ended September 30, 2010 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures.

The Company maintains the 1994 Stock Incentive Plan and 2003 Stock Incentive Plan.

The Company was authorized to grant options for up to 2,362,500 shares under its 1994 Stock Incentive Plan. The Company has granted options for 2,691,225 shares and has had cancellations of 397,811 shares through September 30, 2010. There are no remaining stock options available to grant under this plan. The options granted under this plan generally became exercisable over a five-year period for incentive stock options and six months for nonqualified stock options and have a maximum term of ten years.

The 2003 Stock Incentive Plan was amended in 2005 to allow the issuance of Restricted Stock Units (the “Units”) to eligible employees and non-employee directors. The Units are payable in shares of the Company’s common stock upon vesting. For directors, the Units typically vest annually over three years following the date of their issuance. For officers and employees, Units granted prior to March 22, 2010 typically vest annually over five years following the date of their issuance, and Units granted on or after March 22, 2010 typically vest annually over either three years or five years following the date of their issuance, as determined by the compensation committee of the board of directors at the time of grant.

The Company may grant options and Units for up to 1,875,000 shares under the 2003 Stock Incentive Plan. The Company has granted options for 475,125 shares and Units for 757,531 shares under this plan through September 30, 2010. There have been cancellations of 102,075 shares associated with this plan through September 30, 2010. The options under this plan have a life of ten years.

During the three and nine months ended September 30, 2010 and 2009, the Company issued Units to certain directors, officers and employees with weighted average grant date fair values and Units issued as indicated in the table below. The Company records compensation expense for the amount of the grant date fair value on a straight line basis over the vesting period.

Share-based compensation expense reduced the Company’s results of operations as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Share-based compensation expense recognized:
General and administrative, options	$-	$45	$41	$185
General and administrative, restricted stock units	1,019	1,085	2,960	2,721
Related deferred income tax benefit	(406)	(450)	(1,196)	(1,159)
Decrease in net income	$613	$680	$1,805	$1,747

The amounts above include the impact of recognizing compensation expense related to non-qualified stock options.

As of September 30, 2010, there was no unrecognized compensation cost related to non-vested outstanding stock options. The aggregate intrinsic value of stock options exercised was $160,000 and $58,000 for the nine months ended September 30, 2010 and 2009.

As of September 30, 2010, there was approximately $9.9 million of total unrecognized compensation cost related to non-vested Units granted under the 2003 Stock Incentive Plan. That cost is expected to be recognized over a weighted average period of 2.9 years.

The following is a summary of stock option activity:

	Nine Months Ended September 30, 2010
	Number of Options	Weighted Average Exercise Price
Outstanding, December 31, 2009	454,400	$12.37
Options granted	-	$-
Options exercised	(17,625)	$11.92
Options cancelled	(900)	$3.62
Outstanding, September 30, 2010	435,875	$12.41
Exercisable, September 30, 2010	435,875	$12.41

The following is a summary of Unit activity:

	Nine Months Ended September 30, 2010
	Number of Units	Weighted Average Grant Date Fair Value
Non-vested Units at December 31, 2009	363,924	$32.47
Granted	163,705	$22.84
Forfeited	(2,700)	$43.48
Vested	(112,945)	$33.75
Non-vested Units at September 30, 2010	411,984	$28.22

The following table summarizes information regarding options outstanding and options exercisable at September 30, 2010:

	Outstanding				Exercisable
Range of Exercise Prices	Number of Options	Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (000s)	Number of Options	Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (000s)
$2.98 - $4.58	197,600	1.33	$4.14	$3,795	197,600	1.33	$4.14	$3,795
$10.53 - $16.89	115,275	2.95	$16.89	$745	115,275	2.95	$16.89	$745
$18.80 - $24.07	123,000	3.98	$21.49	$229	123,000	3.98	$21.49	$229
	435,875	2.50	$12.41	$4,769	435,875	2.50	$12.41	$4,769

The following table summarizes information regarding Units outstanding at September 30, 2010:

	Outstanding
Range of Grant Prices	Number of Units	Average Remaining Contractual Life (Years)	Weighted Average Grant Date Fair Value
$16.53 - $25.37	297,462	3.02	$21.36
$37.41 - $39.43	57,392	2.58	$38.58
$42.28 - $45.70	30,300	2.58	$44.54
$52.47 - $62.07	15,110	1.06	$58.24
$66.35 - $81.18	11,720	1.70	$70.72
	411,984	2.82	$28.22

3.	Net Income Per Share

Basic net income per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted net income per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding plus the effect of any dilutive stock options and restricted stock units using the treasury stock method and the net share settlement method for the convertible debt. During the three and nine months ended September 30, 2010 and 2009, the average trading price of the Company’s stock did not exceed the conversion price of the convertible debt.

The following is a summary of the number of shares entering into the computation of net income per common and potential common shares:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Weighted average number of shares outstanding	24,960,446	25,680,741	25,329,282	25,737,162
Dilutive stock options	180,768	117,247	176,377	-
Dilutive restricted stock units	-	-	-	-
Dilutive contingent convertible debt common shares	-	-	-	-
Number of shares used in fully diluted computations	25,141,214	25,797,988	25,505,659	25,737,162

The following are the number of shares not included in the fully diluted computation pertaining to restricted stock units as their impact would be anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Anit-dilutive restricted stock units	206,682	332,374	236,682	332,374

4.	Composition of Certain Financial Statement Captions

The Company held certain cash balances as of December 31, 2009 that were restricted as to use. The restricted cash was used as collateral for the Company’s partially self insured workers compensation policy. There are no restricted cash balances as of September 30, 2010.

Inventories are valued at the lower of cost (first in, first out) or market. Inventory costs include the cost of material, labor and manufacturing overhead. The following is a summary of the inventory components as of September 30, 2010 and December 31, 2009 (in thousands):

	September 30, 2010	December 31, 2009
Raw materials	$6,588	$12,219
Work-in-process	47,178	46,334
Finished goods	30,635	42,423
	$84,401	$100,976

Property, plant and equipment are recorded at cost and consist of the following (in thousands):

	September 30, 2010	December 31, 2009
Land	$19,038	$19,320
Buildings and improvements	97,903	100,861
Machinery and equipment	214,683	214,552
Leasehold improvements	9,509	9,473
Office equipment	30,340	29,807
Construction in progress	27,493	6,083
	398,966	380,096
Less accumulated depreciation and amortization	(158,305)	(140,774)
	$240,661	$239,322

The components of intangible assets are as follows (in thousands):

	September 30, 2010			December 31, 2009
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Amortizing Intangible Assets
Backlog	$1,836	$1,836	$-	$1,864	$1,864	$-
Developed technology	50,484	5,194	45,290	50,752	4,378	46,374
Tradename	1,110	540	570	1,110	445	665
Customer relationships	47,604	10,929	36,675	47,604	7,671	39,933
Non-compete agreement	500	500	-	500	500	-
Non-amortizing tradename	2,318	-	2,318	2,437	-	2,437
Total	$103,852	$18,999	$84,853	$104,267	$14,858	$89,409

The estimated useful lives for intangible assets are:

Identified Intangible Asset	Estimated Useful Life in Years or Months
Developed technology	10 years – 12.5 years
Tradename	10 years
Customer relationships	10 years – 12.5 years
Backlog	1 month – 3 months
Non-compete agreement	15 months

Amortization of definite-lived intangible assets will be approximately (in thousands): $5,825 in fiscal year 2010, $7,183 in fiscal year 2011, $8,188 in fiscal year 2012, $9,729 in fiscal year 2013 and $11,987 in fiscal year 2014.

The roll forward of the goodwill balance by segment during the nine months ended September 30, 2010 is as follows (in thousands):

	ACO	Semicon	Thermo	ESK	Canada	Boron	Total
Balance at December 31, 2009
Goodwill	$4,708	$603	$10,331	$9,987	$3,832	$18,251	$47,712
Accumulated Impairment Losses	-	-	-	-	(3,832)	-	(3,832)
	4,708	603	10,331	9,987	-	18,251	43,880
Translation	-	-	-	(486)	-	-	(486)
Balance at September 30, 2010
Goodwill	4,708	603	10,331	9,501	3,832	18,251	47,226
Accumulated Impairment Losses	-	-	-	-	(3,832)	-	(3,832)
	$4,708	$603	$10,331	$9,501	$-	$18,251	$43,394

At December 31, 2009, the Company’s market capitalization was below its net book value. Based on a control factor that was considered and the discounted cash flows used in management’s assessment, management determined that an impairment to goodwill did not exist at December 31, 2009.

At September 30, 2010, the Company's market capitalization was less than its net book value. The Company considers this decline to be temporary and based on general economic conditions. The Company is required to test annually whether the estimated fair value of its reporting units is sufficient to support the goodwill assigned to those reporting units; the Company performs the annual test in the fourth quarter. The Company is also required to test goodwill for impairment before the annual test if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount, such as a significant adverse change in the business climate. The Company determined that a test of goodwill for impairment was not required as of September 30, 2010.

5.	Stock Repurchases

During the nine months ended September 30, 2010, the Company repurchased and retired 653,000 shares of its common stock at an aggregate cost of $14.8 million under a stock repurchase program authorized in 2008 by the Company’s Board of Directors. From the inception of the stock purchase program, the Company has repurchased and retired 2,798,237 shares of its common stock at an aggregate cost of $69.3 million. The Company is authorized to repurchase an additional $30.7 million for a total of $100.0 million.

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

For recognition purposes, on a recurring basis, the Company measures available for sale short-term and long-term investments at fair value. Short-term investments had an aggregate fair value of $225.5 million at September 30, 2010 and $117.7 million at December 31, 2009. The fair value of these investments is determined using quoted prices in active markets. Long-term investments at September 30, 2010 and December 31, 2009 were comprised as follows:

	September 30, 2010	December 31, 2009
Auction rate securities	$15,685	$20,019
Corporate bonds	11,590	-
	$27,275	$20,019

The fair value of corporate bonds is determined using quoted prices in active markets. The fair value of long-term investments in auction rate securities is based on a valuation technique that includes the present value of future cash flows (principal and interest payments), review of the underlying collateral, and considers relevant probability weighted and risk adjusted observable inputs and minimizes the use of unobservable inputs.

There were no losses from other than temporary reductions in the fair value of investments in auction rate securities during the three months ended September 30, 2010. During the three months ended September 30, 2009, the Company recognized a loss of $1.8 million due to other than temporary reductions in the fair value of its investments in auction rate securities. The Company recognized a pre-tax decrease of $61,000 in other comprehensive income during the three months ended September 30, 2010 and a pre-tax increase of $1.4 million in other comprehensive income during the three months ended September 30, 2009, due to temporary changes in the fair value of its investments in auction rate securities.

During the nine months ended September 30, 2010, the Company recognized a net pre-tax loss of $1.0 million from auction rate securities. Included in the net pre-tax loss of $1.0 million from auction rate securities is a $2.1 million charge for other than temporary impairment losses, partially offset by a realized gain of $1.1 million as a result of proceeds of $3.5 million from the sales of auction rate securities in excess of the cost basis of $2.4 million.

During the nine months ended September 30, 2009, the Company recognized a pre-tax loss of $3.5 million due to other-than-temporary reductions in the value of its investments in auction rate securities. The Company also recognized a net pre-tax increase of $107,000 in other comprehensive income during the nine months ended September 30, 2010 and a pre-tax increase of $4.0 million which increased other comprehensive income during the nine months ended September 30, 2009, due to temporary changes in the fair value of its investments in auction rate securities.

Cumulatively to date, the Company has incurred $9.3 million in pre-tax charges due to other-than-temporary reductions in the value of its investments in auction rate securities, realized losses of $4.9 million from sales of auction rate securities and pre-tax temporary impairment charges of $2.4 million reflected in other comprehensive income. The Company’s investments in auction rate securities represent interests in insurance securitizations collateralized by pools of residential and commercial mortgages, asset backed securities and other structured credits relating to the credit risk of various bond guarantors that mature at various dates from June 2021 through July 2052. These auction rate securities were intended to provide liquidity via an auction process which is scheduled every 28 days, that resets the applicable interest rate, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. Interest rates are capped at a floating rate of one month LIBOR plus additional spread ranging from 1.25% to 4.00% depending on prevailing rating. During the second half of the year 2007, through 2008, 2009 and through September 30, 2010, the auctions for these securities failed. As a result of current negative conditions in the global credit markets, auctions for the Company’s investment in these securities have recently failed to settle on their respective settlement dates. Consequently, the investments are not currently liquid through the normal auction process and may be liquidated if a buyer is found outside the auction process. Although the auctions have failed, the Company continues to receive underlying cash flows in the form of interest income from the investments in auction rate securities. As of September 30, 2010, the fair value of the Company’s investments in auction rate securities was below cost by approximately $11.6 million. The fair value of the auction rate securities has been below cost for more than one year.

Beginning in the third quarter of 2008 and at September 30, 2010, the Company determined that the market for its investments in auction rate securities and for similar securities continued to be inactive since there were few observable or recent transactions for these securities or similar securities. The Company’s investments in auction rate securities were classified within Level 3 of the fair value hierarchy because the Company determined that significant adjustments using unobservable inputs were required to determine fair value as of September 30, 2010 and December 31, 2009.

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

The Company determined that the appropriate risk-free discount rate (before risk adjustments) used to discount the contractual cash flows of its auction rate securities ranged from 0.2% to 3.7%, based on the term structure of the auction rate security. Liquidity risk premiums are used to adjust the risk-free discount rate for each auction rate security to reflect uncertainty and observed volatility of the current market environment. This risk of nonperformance has been captured within the probability of default and loss severity assumptions noted above. The risk-adjusted discount rate, which incorporates liquidity risk, appropriately reflects the Company’s estimate of the assumptions that market participants would use (including probability weighted inputs noted above) to estimate the selling price of the asset at the measurement date.

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

Assets measured at fair value on a recurring basis include the following as of September 30, 2010 and December 31, 2009 (in thousands):

	Fair Value Measurements at September 30, 2010 Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value at September 30, 2010
Cash and cash equivalents (including restricted cash)	$32,168	$-	$-	$32,168
Short term investments	225,549	-	-	225,549
Long term investments	11,590	-	15,685	27,275
Other long term financial assets	2,019	-	-	2,019
Derivative instrument	$1,760			$1,760

	Fair Value Measurements at December 31, 2009 Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value at December 31, 2009
Cash and cash equivalents (including restricted cash)	$125,284	$-	$-	$125,284
Short term investments	117,666	-	-	117,666
Long term investments	-	-	20,019	20,019
Other long term financial assets	$1,962	-	-	$1,962

 Activity in long term investments (Level 3) was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Balance at beginning of period	$15,746	$25,383	$20,019	$24,434
Proceeds from sales of auction rate securities	-	-	(3,463)	-
Realized gain included in net earnings	-	-	1,052	-
Unrealized gain (loss) included in net earnings	-	(1,849)	(2,030)	(3,480)
Unrealized gain (loss) included in other comprehensive income	(61)	1,444	107	4,024
Balance at end of period	$15,685	$24,978	$15,685	$24,978

The Company is also required to test goodwill for impairment before the annual test if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount, such as a significant adverse change in the business climate.

For disclosure purposes, the Company is required to measure the fair value of outstanding debt on a recurring basis. The fair value of outstanding debt is determined using quoted prices in active markets. The fair value of long-term debt, based on quoted market prices, was $88.9 million at September 30, 2010 and $87.5 million at December 31, 2009.

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
As of September 30, 2010 and December 31, 2009, long-term debt and the equity component (recorded in additional paid in capital, net of income tax benefit), determined in accordance with the accounting guidance for convertible debt, comprised the following (in thousands):

	September 30, 2010	December 31, 2009
Long-term debt
Principal amount	$93,100	$93,100
Unamortized discount	(8,387)	(10,937)
Net carrying amount	$84,713	$82,163
Equity component, net of income tax benefit	$16,399	$16,399

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

Interest expense on the Notes for the three and nine months ended September 30, 2010 and 2009 included the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Contractual interest coupon	$673	$687	$2,003	$2,384
Non-cash amortization of discount on the liability component	881	837	2,550	2,817
Non-cash amortization of debt issuance costs	92	90	272	310
	$1,646	$1,614	$4,825	$5,511

Interest on the Notes is payable on December 15 and June 15 of each year, commencing on June 15, 2006. The Notes are convertible into 17.1032 shares of Ceradyne’s common stock for each $1,000 principal amount of the Notes (which represents a conversion price of approximately $58.47 per share), subject to adjustment. The conversion rate will be adjusted upon the occurrence of events that affect Ceradyne’s outstanding common stock, such as the issuance of our common stock or other securities as a dividend distribution to holders of our common stock, a subdivision or combination of our common stock, a recapitalization, reclassification or change of our common stock, or a consolidation or merger involving Ceradyne, as a result of which our common stock would be converted into, or exchanged for, stock, other securities or other property. Generally, the conversion rate would be adjusted as of the effective time of such transaction, such that the Notes would then be convertible into the kind and amount of shares of stock, other securities or other property, that a holder of a number of shares of common stock equal to the conversion rate prior to such transaction would have owned or been entitled to receive upon such transaction. The conversion rate will also be adjusted under certain circumstances to provide for a make whole premium, as described below.

The Notes are convertible only under certain circumstances, including (a) during a calendar quarter if the closing price of the Company’s common stock for at least twenty trading days in the thirty consecutive trading days ending on the last trading day of the preceding calendar quarter is more than 120% of the then effective conversion price, (b) during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of Notes for each day of that period was less than 98% of the product of the closing price for our common stock for each day of that period and the then applicable conversion rate, (c) if the Notes are called for redemption, (d) if specified corporate transactions or fundamental changes occur, or (e) during the ten trading days prior to maturity of the Notes.

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

The Company is obligated to pay contingent interest to the holders of the Notes during any six-month period from June 15 to December 14 and from December 15 to June 14, commencing with the six-month period beginning December 20, 2010 and ending on June 14, 2011, if the average trading price of the note for the five trading day period ending on the third trading day immediately preceding the first day of the relevant contingent interest period equals $1,200 (120% of the principal amount of a note) or more. The amount of contingent interest payable per note for any relevant contingent interest period shall equal 0.25% per annum of the average trading price of a note for the five trading day period ending on the third trading day immediately preceding the first day of the relevant contingent interest period. This contingent interest payment feature represents an embedded derivative. However, based on the de minimus value associated with this feature, no value has been assigned at issuance or at September 30, 2010.

On or prior to the maturity date of the Notes, upon the occurrence of a fundamental change, under certain circumstances, the Company will provide for a make whole amount by increasing, for the time period described herein, the conversion rate by a number of additional shares for any conversion of the Notes in connection with such fundamental change transactions. The amount of additional shares will be determined based on the price paid per share of Ceradyne’s common stock in the transaction constituting a fundamental change and the effective date of such transaction. This make whole premium feature represents an embedded derivative. Since this feature has no measurable impact on the fair value of the Notes and no separate trading market exists for this derivative, the value of the embedded derivative was determined to be de minimus. Accordingly, no value has been assigned at issuance or at September 30, 2010.

The Company utilizes a convertible bond pricing model and a probability weighted valuation model, as applicable, to determine the fair values of the embedded derivatives noted above.

In December 2005, the Company established an unsecured $10.0 million line of credit. As of September 30, 2010, there were no outstanding amounts on the line of credit. However, the available line of credit at September 30, 2010 has been reduced by outstanding letters of credit in the aggregate amount of $5.0 million. The interest rate on the credit line was 1.0% as of September 30, 2010, which is based on the LIBOR rate for a period of one month, plus a margin of 0.75 percent.

Pursuant to the bank line of credit, the Company is subject to certain covenants, which include, among other things, the maintenance of specified minimum amounts of liquidity and profitability and annual net income. At September 30, 2010, the Company was in compliance with these covenants.

9.	Disclosure About Segments of an Enterprise and Related Information

The Company changed the measure of segment profitability during the third quarter of 2010 from “income (loss) before provision for income taxes” to “income (loss) from operations” as this measure is most relied upon by the chief operating decision maker for assessing performance of each segment and for deciding how to allocate resources. This was an operational change as the income (loss) from operations as used by the chief operating decision maker is a more accurate measure of the operational performance of each segment.

The Company serves its markets and manages its business through six operating segments, each of which has its own manufacturing facilities and administrative and selling functions.

The financial information for all segments is presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue from External Customers
Advanced Ceramic Operations	$25,949	$60,591	$116,832	$169,453
ESK Ceramics	32,134	27,971	94,843	75,636
Semicon Associates	2,328	1,834	6,908	5,854
Thermo Materials	26,458	16,446	69,818	47,970
Ceradyne Canada	1,903	300	3,275	618
Boron	7,291	5,748	19,878	19,200
Inter-segment elimination	(4,297)	(4,936)	(9,335)	(15,738)
Total	$91,766	$107,954	$302,219	$302,993

Depreciation and Amortization
Advanced Ceramic Operations	$1,984	$2,583	$6,646	$7,851
ESK Ceramics	3,158	3,818	9,417	10,905
Semicon Associates	85	84	252	270
Thermo Materials	1,522	1,160	4,559	3,411
Ceradyne Canada	343	347	1,026	988
Boron	1,648	1,298	5,079	5,224
Total	$8,740	$9,290	$26,979	$28,649

Segment Income (Loss) from Operations
Advanced Ceramic Operations	$(9,676)	$7,751	$(11,261)	$17,371
ESK Ceramics	6,351	(1,997)	13,704	(20,503)
Semicon Associates	365	114	1,020	587
Thermo Materials	8,938	3,815	21,925	11,614
Ceradyne Canada	(15)	(680)	(1,482)	(6,323)
Boron	1,055	(62)	(985)	(3,714)
Inter-segment elimination	(464)	(8)	(691)	145
Total	6,554	8,933	22,230	(823)
Other Income (Expense)	(1,500)	(2,569)	(2,636)	(5,338)
Income (Loss) before Provision for Income Taxes	$5,054	$6,364	$19,594	$(6,161)

Segment Assets
Advanced Ceramic Operations	$394,276	$399,021	$394,276	$399,021
ESK Ceramics	185,682	214,064	185,682	214,064
Semicon Associates	5,732	5,724	5,732	5,724
Thermo Materials	135,995	107,104	135,995	107,104
Ceradyne Canada	17,285	17,038	17,285	17,038
Boron	110,845	113,438	110,845	113,438
Total	$849,815	$856,389	$849,815	$856,389

Expenditures for Property, Plant & Equipment
Advanced Ceramic Operations	$1,841	$629	$4,993	$2,761
ESK Ceramics	429	(356)	1,416	2,568
Semicon Associates	44	49	485	124
Thermo Materials	8,708	795	21,374	7,512
Ceradyne Canada	33	(44)	153	119
Boron	297	184	2,244	504
Total	$11,352	$1,257	$30,665	$13,588

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Percentage of U.S. net sales from external customers
Advanced Ceramic Operations	26%	55%	35%	55%
ESK Ceramics	4%	2%	5%	3%
Semicon Associates	2%	1%	2%	1%
Thermo Materials	8%	6%	5%	6%
Ceradyne Canada	0%	0%	0%	0%
Boron	6%	4%	4%	3%
Total percentage of U.S. net sales from external customers	46%	68%	51%	68%

Percentage of foreign net sales from external customers
Advanced Ceramic Operations	2%	2%	4%	2%
ESK Ceramics	28%	21%	25%	19%
Semicon Associates	0%	0%	0%	0%
Thermo Materials	20%	8%	18%	8%
Ceradyne Canada	2%	0%	1%	0%
Boron	2%	1%	1%	3%
Total percentage of foreign net sales from external customers	54%	32%	49%	32%

Percentage of total net sales from external customers
Advanced Ceramic Operations	28%	57%	39%	57%
ESK Ceramics	32%	23%	30%	22%
Semicon Associates	2%	1%	2%	1%
Thermo Materials	28%	14%	23%	14%
Ceradyne Canada	2%	0%	1%	0%
Boron	8%	5%	5%	6%
Total percentage of total net sales from external customers	100%	100%	100%	100%

The following is revenue by product line for ACO (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Armor	$15,332	$54,022	$88,477	$151,222
Automotive	3,036	1,213	7,794	4,042
Orthodontics	2,086	2,375	6,289	7,446
Industrial	5,495	2,981	14,272	6,743
	$25,949	$60,591	$116,832	$169,453

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

Components of net periodic benefit costs under these defined benefit plans were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Service cost	$188	$182	$571	$526
Interest cost	306	304	924	891
Expected return on plan assets	(132)	(124)	(396)	(372)
Amortization of unrecognized (gain) loss	(4)	69	(12)	204
Net periodic benefit cost	$358	$431	$1,087	$1,249

11.	Financial Instruments

The Company occasionally enters into foreign exchange forward contracts to reduce earnings and cash flow volatility associated with foreign exchange rate changes to allow management to focus its attention on its core business operations. Accordingly, the Company enters into contracts which change in value as foreign exchange rates change to economically offset the effect of changes in value of foreign currency assets and liabilities, commitments and anticipated foreign currency denominated sales and operating expenses. The Company enters into foreign exchange forward contracts in amounts between minimum and maximum anticipated foreign exchange exposures, generally for periods not to exceed one year. These derivative instruments are not designated as accounting hedges. The Company had outstanding foreign exchange forward contracts with a notional value of 23.0 million Euros at September 30, 2010.

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

Components of the required reserve at September 30, 2010 and December 31, 2009 are as follows (in thousands):

	September 30, 2010	December 31, 2009
Federal, state and foreign unrecognized tax benefits (“UTBs”)	$1,027	$1,817
Interest	204	216
Federal/State Benefit of Interest	(80)	(85)
Total reserve for UTBs	$1,151	$1,948

It is anticipated that any change in the above UTBs will impact the effective tax rate. At September 30, 2010, the 2005 through 2009 years are open and subject to potential examination in one or more jurisdictions. The Company is currently under a federal income tax examination for the 2008 tax year. The Company does not anticipate any significant release of UTBs within the next twelve months.

Effective January 1, 2008, the Company was granted an income tax holiday for our manufacturing facility in China. The tax holiday allows for tax-free operations through December 31, 2009, followed by operations at a reduced income tax rate of 12.5% on the profits generated in 2010 through 2012, with a return to the full statutory rate of 25% for periods thereafter. As a result of the tax holiday in China, income tax expense for the three months ended September 30, 2010 and 2009 was reduced by $0.7 million and $0.6 million, respectively, and income tax expense for the nine months ended September 30, 2010 and 2009 was reduced by $1.7 million and $1.7 million, respectively.

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

The Company leases certain of its manufacturing facilities under noncancelable operating leases expiring at various dates through 2015. The Company incurred rental expense under these leases of $2.4 million and $2.4 million for the nine months ended September 30, 2010 and 2009, respectively. The approximate minimum rental commitments required under existing noncancelable leases as of September 30, 2010 are as follows (in thousands):

2010	$995
2011	1,965
2012	1,457
2013	1,027
2014	919
Thereafter	267
$6,630

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

Comprehensive income was (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income (loss)	$4,537	$4,936	$16,090	$(5,566)
Foreign currency translation	18,700	7,790	(7,074)	8,521
Unrealized gain on investments	344	1,050	306	2,743
Comprehensive income	$23,581	$13,776	$9,322	$5,698

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

Activities in the restructuring charges accrual balances during the nine months ended September 30, 2010 were as follows (in thousands):

	Balance at December 31, 2009	Costs Incurred	Cash Payments	Non-Cash Adjustments	Balance at September 30, 2010
Severance, retention bonuses and other one-time termination benefits	$5,525	$7	$(4,256)	$(383)	$893
Termination of redundant supplier contracts	110	-	(38)	(32)	40
Legal fees and other shutdown costs	608	-	(372)	(31)	205
	$6,243	$7	$(4,666)	$(446)	$1,138

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

•	nuclear chemistry products for use in pressurized water reactors and boiling water reactors;

•	boron dopant chemicals for semiconductor silicon manufacturing and for ion implanting of silicon wafers;

•	non-combat helmets for police; and

•	ceramic bearings and bushings for oil drilling and fluid handling pumps.

Our customers include the U.S. government, prime government contractors and large industrial, automotive, diesel and commercial manufacturers in both domestic and international markets.

The tables below show, for each of our six segments, revenues and income (loss) from operations in the periods indicated.

Segment revenues (in millions):
	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Advanced Ceramic Operations	$26.0	$60.6	$116.9	$169.5
ESK Ceramics	32.1	28.0	94.8	75.6
Semicon Associates	2.3	1.8	6.9	5.9
Thermo Materials	26.5	16.4	69.8	48.0
Ceradyne Canada	1.9	0.3	3.3	0.6
Boron	7.3	5.8	19.9	19.2
Inter-segment elimination	(4.3)	(4.9)	(9.4)	(15.8)
Total	$91.8	$108.0	$302.2	$303.0

Segment income (loss) from operations (in millions):
	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Advanced Ceramic Operations	$(9.7)	$7.8	$(11.2)	$17.4
ESK Ceramics	6.4	(2.0)	13.7	(20.5)
Semicon Associates	0.4	0.1	1.0	0.6
Thermo Materials	8.9	3.8	21.9	11.6
Ceradyne Canada	-	(0.7)	(1.5)	(6.3)
Boron	1.1	(0.1)	(1.0)	(3.7)
Inter-segment elimination	(0.5)	-	(0.7)	0.1
Total	$6.6	$8.9	$22.2	$(0.8)

We categorize our products into four market applications. The tables below show the amount of our total sales of each market application (in millions) and the percentage contribution in the different time periods.
	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Defense	$18.7	$56.7	$98.2	$159.1
Industrial	61.0	41.6	168.4	116.9
Automotive/Diesel	9.5	6.8	27.1	17.9
Commercial	2.6	2.9	8.5	9.1
Total	$91.8	$108.0	$302.2	$303.0

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Defense	20.4%	52.4%	32.5%	52.5%
Industrial	66.5	38.6	55.7	38.6
Automotive/Diesel	10.3	6.3	9.0	5.9
Commercial	2.8	2.7	2.8	3.0
Total	100.0%	100.0%	100.0%	100.0%

The principal factor contributing to our growth in sales from 2002 through 2007 was increased demand by the U.S. military for ceramic body armor that protects soldiers, which was driven primarily by military conflicts such as those in Iraq and Afghanistan. This demand was driven by recognition of the performance and life saving benefits of utilizing advanced technical ceramics in lightweight body armor. Our sales also increased from 2004 through 2007 because of our acquisition of ESK Ceramics in August 2004, our acquisition of Minco, Inc. in July 2007, our acquisition of EaglePicher Boron, LLC in August 2007, which we renamed Boron Products, LLC, and the recent expansion of our operations into China. Our sales declined in 2008 primarily because of a reduction in shipments of body armor. Our sales declined in 2009 primarily because of a continued reduction in shipments of body armor and also due to a decline in sales of our industrial, automotive/diesel and commercial market product lines due to the severe economic recession. In the first nine months of 2010, sales of body armor continued to decline. However, sales of industrial and automotive/diesel products rebounded sharply, particularly at our ESK Ceramics subsidiary, and sales of crucibles used in the production of photovoltaic cells for solar panels demonstrated further growth.

In October 2008, we were awarded an ID/IQ contract by the U.S. Army for the next ballistic threat generation of ceramic body armor plates, called XSAPI, as well as for the current generation ESAPI plates. This five-year contract has a maximum value of $2.37 billion and allows the U.S. Army to order either XSAPI or ESAPI body armor from us. To date, we have received one delivery order under this ID/IQ contract in March 2009 for $76.8 million of XSAPI ceramic body armor plates. This delivery order was increased to $81.5 million because of price increases on products shipped during 2010. We have shipped $74.6 million against this order through September 30, 2010, and expect to complete delivery of the remaining $6.9 million under this order during the quarter ending December 31, 2010.

Based on informal discussions with U.S. Army personnel, the U.S. Army had previously indicated to us that the current XSAPI weight from all suppliers, although in compliance with the weight limitations specified in the ID/IQ contract, is too heavy for use in the current military campaign in Afghanistan. Therefore, the Army had indicated that it would purchase only a contingency quantity of 120,000 sets, which would be issued to the field if the ballistic threat that the XSAPI plate defeats became more prevalent.

Based on recent discussions with U.S. Army personnel, we believe the U.S. Army has decided that XSAPI body armor will now be made available for use in the current military campaign in Afghanistan, and therefore the Army will expand the original contingency quantity of 120,000 sets to a fielding quantity of 160,000 sets.  This new status will require the purchase of 40,000 more sets of XSAPI to be delivered some time in the first quarter of 2011. Ceradyne will be eligible to bid on this quantity of XSAPI.

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

We believe there will continue to be a viable replacement business for body armor inserts that is procured through the Defense Supply Center Philadelphia (DSCP) and directly through the Army. Ceradyne will bid on an Army procurement for 120,000 replacement inserts that was recently issued for delivery in the first quarter of 2011. We will also continue to bid on Foreign Military Sales (FMS) for the first generation of inserts called Small Arms Protective Inserts (SAPI) through our existing ID/IQ contract with Aberdeen Proving Grounds.

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

Our ESK Ceramics subsidiary produces boron carbide powder, which serves as a starter ceramic powder in the manufacture of our lightweight ceramic body armor. The lower demand for body armor has negatively impacted inter-segment sales of boron carbide powder by our ESK Ceramics subsidiary to our Advanced Ceramic Operations division in the three and nine months ending September 30, 2010 and we expect that this trend will continue for the remainder of this year.

New orders for the nine months ended September 30, 2010 were $304.0 million, compared to $330.6 million for the same period last year. Orders for ceramic body armor for the nine months ended September 30, 2010 were approximately $32.0 million, compared to $154.4 million for the same period last year.

Our order backlog was $136.3 million as of September 30, 2010 and $156.3 million as of  September 30, 2009. The backlog for ceramic body armor represented approximately $26.1 million, or 19.2%, of the total backlog as of September 30, 2010 and $69.6 million, or 44.5%, of the total backlog as of September 30, 2009. We expect that the majority of our order backlog as of September 30, 2010 will be shipped during 2010.

Based on our current backlog and anticipated orders for ceramic body armor and the level of sales to date in 2010, we expect our shipments of ceramic body armor will be lower in fiscal year 2010 than in 2009. Increased sales of our industrial products during the year ending December 31, 2010, will partially offset the decline in body armor sales.

Results of Operations for the Three and Nine Months Ended September 30, 2010 and 2009

Net Sales. Our net sales for the three months ended September 30, 2010 were $91.8 million, a decrease of $16.2 million, or 15.0%, from $108.0 million of net sales in the corresponding quarter of the prior year.  Net sales for the nine months ended September 30, 2010 were $302.2 million, a decrease of $0.8 million, or 0.3%, from $303.0 million in the corresponding prior year period.

Net sales for our Advanced Ceramic Operations division for the three months ended September 30, 2010 were $25.9 million, a decrease of $34.7 million, or 57.2%, from $60.6 million of net sales in the corresponding quarter of the prior year. Net sales of ceramic body armor in the third quarter of 2010 were $7.2 million, a decrease of $40.7 million, or 85.1%, from $47.9 million in the third quarter of 2009. The primary reasons for the decline in shipments of ceramic body armor during the third quarter of 2010 were limited shipments of SAPI armor plates of $0.6 million compared to $7.8 million of shipments during the third quarter of 2009, a reduction in shipments of ESAPI armor plates of $15.4 million to $1.5 million in the third quarter of 2010 from $16.9 million during the third quarter of 2009, and a reduction in shipments of XSAPI armor plates of $20.0 million to $0.9 million in the third quarter of 2010 from $20.9 million during the third quarter of 2009. The decline in shipments was caused by a decrease in demand for ceramic body armor plates from the U.S. Army and Marines during the third quarter 2010 and slow lot testing results from the U.S. government’s testing facilities. Also, lot test failures for the XSAPI armor plates caused $6.9 million of shipments to be delayed. These shipments are anticipated to occur during the fourth quarter of 2010. Partially offseting these declines in shipments, was an increase of shipments for Spear armor plates of $2.4 million to $2.6 million in the third quarter of 2010 from $188,000 during the third quarter of 2009.

Net sales for our automotive/diesel component product line for the three months ended September 30, 2010 were $3.0 million, an increase of $1.8 million, or 150.3%, from $1.2 million in the corresponding quarter of the prior year. The reasons for this improvement in sales were an increase in production of heavy-duty diesel truck engines by our customers as the economy slighty improved and an increase in unit prices on shipments made during the three months ended September 30, 2010. The recent events in the automotive/diesel industry have not had a material impact on our results of operations or liquidity.

Net sales of our orthodontic brackets product line for the three months ended September 30, 2010 were $2.1 million, a decrease of $289,000, or 12.2%, from $2.4 million in the corresponding quarter of the prior year. The decrease was due to lower market acceptance for a newer version of Clarity® orthodontic brackets and a build up of inventory at our sole customer of older versions of other orthodontic brackets.

Net sales of our industrial product lines for the three months ended September 30, 2010 were $5.5 million, an increase of $2.5 million, or 84.3%, from $3.0 million in the corresponding quarter of the prior year. The increase was due to additional sales of wear and machined products of $3.0 million to $4.0 million from $1.0 million in the third quarter of 2009. The increase in the sales of wear and machined products reflect unit price increases that were passed along to certain customers and an overall increase in the activity in the industrial sector of the economy compared to the severe economic contraction during the corresponding period in 2009.

Net sales for our Advanced Ceramic Operations division for the nine months ended September 30, 2010 were $116.8 million, a decrease of $52.7 million, or 31.1%, from $169.5 million in the corresponding period of the prior year. Net sales of ceramic body armor for the nine months ended September 30, 2010 were $56.4 million, a decrease of $81.4 million, or 59.1%, from $137.8 million in the corresponding prior year period. The decline in shipments was caused by decreased demand for ceramic body armor plates from the U.S. Army and Marines, slow lot testing results and lot testing failures from the U.S. governments testing facilities for the XSAPI armor plates, as described above.  The decline in body armor was partially offset by a $11.7 million increase in sales of vehicle armor, from $9.1 million in the nine months ended September 30, 2009 to $20.8 million in the first nine months of 2010. Increased shipments of armor for the MRAP All Terrain Vehicle (M-ATV) and the High Mobility Multipurpose Wheeled Vehicle (HMMWV or Humvee) during the nine months ended September 30, 2010 were the main reasons for this improvement.

Net sales for our automotive/diesel component product line for the nine months ended September 30, 2010 were $7.8 million, an increase of $3.8 million, or 92.8%, from $4.0 million in the corresponding prior year period. The increase for the nine months ended September 30, 2010 was caused by the reasons described above.

Net sales of our orthodontic brackets product line for the nine months ended September 30, 2010 were $6.3 million, a decrease of $1.1 million, or 15.5%, from $7.4 million in the corresponding prior year period. The decrease was due to the reasons described above.

Net sales of our industrial product lines for the nine months ended September 30, 2010 were $14.3 million, an increase of $7.6 million, or 111.7%, from $6.7 million in the corresponding prior year period. The increase was due an increase in sales of wear and machined products of $5.0 million to $8.5 million from $3.5 million in the nine months ended September 30, 2009, an increase in sales of bearing products for the oil and gas industry of $0.6 million to $1.0 million from $396,000 in the nine months ended September 30, 2009, and an increase in sales of non-combat helmets to the police industry of $2.6 million to $3.8 million from $1.2 million in the nine months ended September 30, 2009. The increase in the sales of wear and machined products reflect unit price increases that were passed along to certain customers and an overall increase in the activity in the industrial sector of the economy compared to the severe economic contraction during the corresponding period in 2009. The increase in the sales during the nine months ended September 30, 2010 of non-combat helmets is due to the favorable year over year comparison due to the acquisition of this product line in June 2009 when we acquired substantially all of the business and assets and all technology and intellectual property related to ballistic combat and non-combat helmets of Diaphorm Technologies, LLC. Products from our bearing product line were initially shipped in the second quarter of 2009 thus contributing to a favorable comparison.

Our ESK Ceramics subsidiary had net sales for the three months ended September 30, 2010 of $32.1 million, an increase of $4.1 million, or 14.9%, from $28.0 million in the corresponding quarter of the prior year. On a constant currency basis, sales for the three months ended September 30, 2010 were $34.7 million, an increase of $6.7 million from the corresponding quarter of the prior year. Sales of industrial products for the three months ended September 30, 2010 were $21.6 million, an increase of $4.2 million, or 24.2%, from $17.4 million in the corresponding quarter of the prior year. This increase was the result of a higher demand for industrial wear parts, heat exchangers and an increase in shipments of boron nitride ceramic powders due to the recent economic improvement in the industrial sector of the economy compared to the severe economic recession during the corresponding quarter last year. Sales of defense products for the three months ended September 30, 2010 were $3.6 million, a decrease of $0.9 million, or 20.1%, from $4.5 million in the corresponding quarter of the prior year. Included in sales of defense products for the three months ended September 30, 2010 were inter-segment sales of $3.0 million compared to $3.9 million in the corresponding prior year period. The decrease of $0.9 million in inter-segment sales was due to a reduction in demand for boron carbide powder used in body armor plates manufactured by our Advanced Ceramic Operations division. Sales of automotive/diesel products for the three months ended September 30, 2010 were $6.4 million, an increase of $0.8 million, or 15.4%, from $5.6 million in the corresponding quarter of the prior year. Increased demand from automotive original equipment manufacturers accounted for the increase in sales.

For the nine months ended September 30, 2010, net sales for ESK Ceramics were $94.8 million, an increase of $19.2 million, or 25.4%, from $75.6 million in the corresponding prior year period. On a constant currency basis, sales for the nine months ended September 30, 2010 were $97.5 million, an increase of $21.9 million from the corresponding prior year period. Sales of industrial products for the nine months ended September 30, 2010 were $64.4 million, an increase of $18.4 million, or 39.9%, from $46.0 million in the corresponding prior year period. This increase was the result of increased demand for industrial parts for the packaging industry, and continuing strength in shipments of fluid handling parts, industrial wear parts, composite coatings, metallurgy parts and heat exchangers. Sales of defense products for the nine months ended September 30, 2010 were $8.9 million, a decrease of $5.2 million, or 36.9% from $14.1 million in the corresponding prior year period. Included in sales of defense products for the nine months ended September 30, 2010 were inter-segment sales of $7.8 million, a decrease of $4.6 million compared to $12.4 million in the prior year. This decrease was due to a reduction in demand of boron carbide powder by our Advanced Ceramic Operations division. Sales of automotive/diesel products for the nine months ended September 30, 2010 were $19.3 million, an increase of $5.4 million, or 39.2%, from $13.9 million in the prior year period. Increased demand from automotive original equipment manufacturers accounted for the increased sales. Sales of commercial products, consisting of boron nitride for the cosmetic industry, for the nine months ended September 30, 2010 were $2.2 million, an increase of $0.5 million, or 35.8% from $1.7 million in the prior year period. Higher sales were the result of the overall economic improvement resulting in increase demand in the consumer goods market for cosmetic products.

Our Semicon Associates division had net sales for the three months ended September 30, 2010 of $2.3 million, an increase of $494,000, or 26.9%, from $1.8 million in the corresponding quarter of the prior year. For the nine months ended September 30, 2010, net sales for Semicon Associates were $6.9 million, an increase of $1.0 million, or 18.0%, from $5.9 million in the corresponding prior year period. The increases in both periods reflect higher shipments of microwave cathodes.

Our Thermo Materials division had net sales for the three months ended September 30, 2010 of $26.5 million, an increase of $10.1 million, or 69.5%, from $16.4 million in the corresponding quarter of the prior year. The increase was due to higher shipments of crucibles to the solar energy market, increased sales of precision investment cast products and refractory products due to the improvement in the industrial sector of the economy compared to the severe recession during the corresponding quarter last year and an increase in shipments of radomes to the defense industry. Sales of crucibles used in the manufacture of photovoltaic cells for the three months ended September 30, 2010 were $18.8 million, an increase of $10.4 million, or 125.2%, from $8.4 million in the corresponding prior year period. The increase was due to continued increasing demand in the solar energy market. Shipments of crucibles from our Tianjin, China plant were $13.7 million, an increase of $8.2 million, or 151.2%, from $5.5 million in the corresponding quarter of the prior year. Sales to the defense industry for the three months ended September 30, 2010 were $2.8 million, an increase of $0.8 million, or 40.2%, from $2.0 million when compared to the corresponding prior year period. Sales to the precision investment casting industry and sales of refractory products were $7.5 million, an increase of $3.1 million, or 71.0%, from $4.4 million in the corresponding period a year ago.

For the nine months ended September 30, 2010, net sales for Thermo Materials were $69.8 million, an increase of $21.8 million, or 55.0%, from $48.0 million in the corresponding prior year period. The increase was caused by the reasons described above.  Revenue from crucibles used in the manufacture of photovoltaic cells was $46.3 million, an increase of $21.4 million, or 85.9%, from $24.9 million during the nine months ended September 30, 2009. Shipments of crucibles from our Tianjin, China plant were $33.4 million, an increase of $17.6 million, or 111.4%, from $15.8 million in the corresponding prior year period. Sales to the defense industry during the nine months ended September 30, 2010 were $8.6 million, an increase of $2.4 million, or 40.0%, from $6.2 million when compared to the corresponding prior year period. Sales to the precision investment casting industry and sales of refractory products were $21.6 million, an increase of $7.5 million, or 53.4%, from $14.1 million in the corresponding period a year ago.

Our Ceradyne Canada subsidiary had net sales for the three months ended September 30, 2010 of $1.9 million, an increase of $1.6 million, or 534.3%, from $300,000 in the corresponding quarter of the prior year, as sales of metal matrix composites increased. For the nine months ended September 30, 2010, net sales for Ceradyne Canada were $3.3 million, an increase of $2.7 million, or 429.9%, from $0.6 million for the corresponding prior year period. Higher demand for our metal matrix composite product line by the nuclear power industry accounted for the increase in sales.

Our Boron business segment had net sales for the three months ended September 30, 2010 of $7.3 million, an increase of $1.6 million, or 26.8%, from $5.7 million compared to the corresponding quarter of the prior year. Sales to the nuclear industry during the three months ended September 30, 2010 were $4.4 million, an increase of $0.8 million, or 22.0%, from $3.6 million in the corresponding quarter of the prior year. Sales to the semiconductor industry were $2.5 million, an increase of $0.7 million, or 39.2%, from $1.8 million in the corresponding quarter of the prior year.

For the nine months ended September 30, 2010, net sales for this segment were $19.9 million, an increase of $0.7 million, or 3.5%, from $19.2 million in the corresponding prior year period. For the nine months ended September 30, 2010, sales to the semiconductor industry were $7.2 million, an increase of $4.0 million, or 126.2%, from $3.2 million in the corresponding prior year period. The increase was partially offset by a decline in sales to the nuclear industry as sales were $12.0 million, a decrease of $3.3 million, or 22.1%, from $15.3 million in the corresponding prior year period.

Gross Profit. Our gross profit for the three months ended September 30, 2010 was $23.6 million, a decrease of $5.0 million, or 17.5%, from $28.6 million in the corresponding prior year quarter. Gross profits as a percentage of net sales, or gross margin, was 25.7% for the three months ended September 30, 2010 compared to 26.5% for the corresponding prior year quarter. For the nine months ended September 30, 2010, our gross profit was $74.8 million, a decrease of $449,000, or 0.6%, from $75.3 million in the prior year. Gross margin was 24.8% for both nine month periods ending September 30, 2010 and 2009. While gross profit increased from higher sales of ceramic crucibles by our Thermo Materials business segment and an increase in gross profit from sales of automotive and industrial parts and ceramics powders by our ESK Ceramics business segment, the increase was offset by lower body armor shipments at our Advanced Ceramic Operations division and an increase in scrap expenses in the production of body armor. Also contributing to the increase in gross profits were increases in production volumes at our Thermo Materials and ESK Ceramic segments, which resulted in a decrease of unabsorbed manufacturing overhead expenses compared to the corresponding periods last year. The cost of electricity, which is critical in the manufacturing process to produce advanced technical ceramics, has been stable.

Our Advanced Ceramic Operations division posted gross loss for the three months ended September 30, 2010 of $2.4 million, a decrease of $19.6 million, from a gross profit of $17.2 million in the corresponding prior year quarter. Gross margin loss was 9.3% for the three months ended September 30, 2010, which decreased from 28.4% in the corresponding prior year quarter. The primary reasons for the decrease in gross profit and gross margin were lower volumes of production of body armor products resulting in an increase of unabsorbed body armor manufacturing overhead expenses; much higher scrap rates incurred in the production of body armor and a higher frequency of lot testing failures of XSAPI body armor plates.

For the nine months ended September 30, 2010, gross profit for the Advanced Ceramic Operations division was $11.0 million, a decrease of $34.3 million, or 75.8%, from $45.3 million in the corresponding prior year period. Gross margin was 9.4% for the nine months ended September 30, 2010 compared to 26.7% in the corresponding prior year period. The primary reasons gross profit and gross margins decreased are described above.

Our ESK Ceramics subsidiary had gross profit for the three months ended September 30, 2010 of $10.6 million, an increase of $6.5 million, or 156.9%, from $4.1 million in the corresponding prior year quarter. Gross margin was 33.0% for the three months ended September 30, 2010, compared to 14.8% in the three months ended September 30, 2009. The increase in gross profit and gross margin for the three months ended September 30, 2010 was the result of price increases on some of our products sold to our industrial based customers, the closing of our costly production facility in Bazet, France, during 2009 and a decrease in unabsorbed manufacturing overhead expenses caused by higher production volumes.

For the nine months ended September 30, 2010, gross profit for ESK Ceramics was $27.8 million, an increase of $17.9 million, or 181.7%, from $9.9 million in the comparable prior period. Gross margin was 29.3% for the nine months ended September 30, 2010, compared to 13.0% for the nine months ended September 30, 2009. The increases in gross profit and gross margin in the nine month period ended September 30, 2010 were caused by the reasons described above. The increase in gross profit for the nine months ended September 30, 2010 was positively impacted by a $1.6 million charge during the nine months ended September 30, 2009 for accelerated depreciation of fixed assets in connection with the closing of the facility in Bazet, France.

Our Semicon Associates division had gross profit for the three months ended September 30, 2010 of $0.7 million, an increase of $276,000, or 67.5%, from $409,000  in the corresponding quarter of the prior year. Gross margin was 29.4% for the three months ended September 30, 2010, compared to 22.3% for the corresponding prior year period. For the nine months ended September 30, 2010, gross profit for Semicon Associates was $2.0 million, an increase of $449,000, or 29.5%, from $1.5 million in the corresponding prior year period. Gross margin was 28.5% for the nine months ended September 30, 2010 compared to 26.0% for the corresponding prior year period.

Our Thermo Materials division had gross profit for the three months ended September 30, 2010 of $11.6 million, an increase of $5.7 million, or 95.3%, from $5.9 million in the corresponding prior year quarter. Gross margin was 43.9% for the three months ended September 30, 2010 compared to 36.1% for the corresponding prior year quarter. For the nine months ended September 30, 2010, Thermo Materials had gross profit of $29.5 million, an increase of $12.0 million, or 69.1%, from $17.5 million in the prior year period. Gross margin was 42.3% for the nine months ended September 30, 2010 compared to 36.6% for the corresponding prior year period. For both periods, the primary reasons gross profit and gross margins increased were due to higher sales of ceramic crucibles to the solar industry, increased sales of industrial and refractory products reflecting an increase in world-wide economic activity compared to the same periods in 2009, favorable sales mix of products sold and a decrease of unabsorbed manufacturing overhead expenses compared to the corresponding prior periods.

Our Ceradyne Canada subsidiary had gross profit for the three months ended September 30, 2010 of $231,000, an increase of $0.6 million, from a negative gross profit of $359,000 in the corresponding quarter of the prior year. For the nine months ended September 30, 2010, Ceradyne Canada had a negative gross profit of $0.7 million, an improvement of $0.7 million, from a negative gross profit of $1.4 million in the prior year period. For the nine months ended September 30, 2010, the improvement in gross profit was the result of higher production rates and greater absorption of manufacturing overhead and reduced scrap levels in the production of our Boral® product line.

Our Boron business segment had gross profit for the three months ended September 30, 2010 of $3.4 million, an increase of $2.1 million, or 158.7%, from $1.3 million in the corresponding quarter of the prior year. Ceradyne Boron Products had gross profit for the three months ended September 30, 2010 of $3.7 million, an increase of $2.1 million, or 130.5%, from $1.6 million in the corresponding period of the prior year. The increase in gross profit was caused by increased sales to the semiconductor industry where gross profits were $1.9 million, an increase of $1.1 million, or 148.7%, from $0.8 million in the corresponding period quarter. In addition, gross profit earned on sales to the nuclear industry were $1.7 million, an increase of $0.9 million, or 112.9%, from $0.8 million.

For the nine months ended September 30, 2010, total gross profit of the Boron segment was $5.9 million, an increase of $3.6 million, or 153.2%, from $2.3 million in the corresponding prior year period. The increase in gross profit was caused by increased sales to the semiconductor industry where gross profits were $4.4 million, an increase of $2.8 million, or 172.9%, from $1.6 million in the corresponding prior year period.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses for the three months ended September 30, 2010 were $14.4 million, a decrease of $3.1 million, or 17.8%, from $17.5 million in the corresponding prior year quarter. Selling, general and administrative expenses, as a percentage of net sales, decreased from 16.2% for the three months ended September 30, 2009 to 15.7% of net sales for the three months ended September 30, 2010.

For the nine months ended September 30, 2010, selling, general and administrative expenses were $43.9 million, a decrease of $7.7 million, or 14.9%, from $51.6 million in the corresponding prior year period. Selling, general and administrative expenses, as a percentage of net sales, decreased from 17.0% for the nine months ended September 30, 2009 to 14.5% of net sales for the nine months ended September 30, 2010. The reasons for the decrease in selling, general and administrative expenses for both the three and nine month periods ended September 30, 2010 were a reduction in the number of employees and related personnel expenses, a reduction in professional service fees and a reduction in bonuses due to lower pre-tax income for the nine months ended September 30, 2010 compared to the corresponding prior year period. General and administrative expenses for the three and nine months ended September 30, 2009 included $340,000 of transaction expenses in connection with our acquisition of the business and assets of Diaphorm Technologies, LLC and $1.25 million of expense to settle a class action lawsuit.

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

Goodwill Impairment. We are required to test annually whether the estimated fair value of our reporting units is sufficient to support the goodwill assigned to those reporting units; we perform the annual test in the fourth quarter. We are also required to test goodwill for impairment before the annual test if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount, such as a significant adverse change in the business climate. At September 30, 2010, our market capitalization was less than our net book value. We consider this decline to be temporary and based on general economic conditions, therefore no interim test of goodwill is required. Based on the most recent annual impairment test performed in the fourth quarter of 2009, none of our reporting units were at risk of failing the test.

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

Acquisition Related Charge (Credit). We incurred an acquisition-related compensation charge of $9.8 million for the three months ended September 30, 2008 associated with a pre-closing commitment by SemEquip, Inc. for incentive compensation for several of its employees and advisors. This $9.8 million charge included $1.7 million of cash paid by Ceradyne at closing, and the balance represents the discounted present value of the portion of the estimated contingent consideration payable as incentive compensation to these employees and advisors over 15 years. We review the estimated liability each quarter and changes in estimated future sales and earnings of SemEquip will result in correlating changes in the estimated liability. For the three months ended September 30, 2010, the estimated liability was increased by $31,000 with a corresponding charge to pre-tax earnings. For the nine months ended September 30, 2010, the estimated liability was reduced by $88,000 with a corresponding credit to pre-tax earnings.

Research and Development Expenses. Our research and development expenses for the three months ended September 30, 2010 were $2.6 million, a decrease of $249,000, or 8.7%, from $2.9 million in the corresponding prior year quarter. Research and development expenses, as a percentage of net sales, increased from 2.7% of net sales for the three months ended September 30, 2009 to 2.8% of net sales for the three months ended September 30, 2010. For the nine months ended September 30, 2010, research and development expenses were $8.7 million, a decrease of $0.8 million, or 8.2%, from $9.5 million in the corresponding prior year period. Research and development expenses, as a percentage of net sales, decreased from 3.1% of net sales for the nine months ended September 30, 2009 to 2.9% of net sales for the nine months ended September 30, 2010.

Other Income (Expense). Our net other income (expense) for the three months ended September 30, 2010 was $1.5 million of expense, compared to $2.6 million of expense in the corresponding prior year quarter. Accounting for the $1.1 million decrease was a loss of $1.8 million from our investments in auction rate securities due to other than temporary impairment losses during three months ended September 30, 2009; there was no gain or loss during the three months ended September 30, 2010. Partially offsetting this were $440,000 losses in foreign currency transactions and $428,000 of losses on sales of fixed assets during the three months ended September 30, 2010.

Our net other income (expense) for the nine months ended September 30, 2010 was $2.6 million of expense, a decrease of $2.7 million, from $5.3 million of expense in the corresponding prior year period. During the nine months ended September 30, 2010, we recognized an increase in gains from foreign currency transactions of $2.2 million, a decrease of $2.5 million in losses from auction rate securities, an increase in foreign withholding taxes of $0.9 million, and a reduction of $0.8 million in interest expense as a result of the repurchases of convertible debt in 2009. The loss on auction rate securities of $1.0 million for the nine months ended September 30, 2010 includes a $2.1 million charge for other than temporary impairment losses, partially offset by a realized gain of $1.1 million as a result of proceeds of $3.5 million from the sale of auction rate securities in excess of the cost basis of $2.4 million. The loss on auction rate securities of $3.5 million for the nine months ended September 30, 2009 was due to other than temporary impairment losses.
During the nine months ended September 30, 2009, we recognized a gain of $1.9 million from early extinguishment of debt associated with repurchases of convertible debt. There were no repurchases of convertible debt in the current year.

Income Taxes. We had a combined federal and state effective tax rate of 10.2% for the three months ended September 30, 2010 resulting in a provision for income taxes of $0.5 million, a decrease of $0.9 million, or 63.8%, from $1.4 million in the corresponding prior year quarter. Our provision for income taxes reflects a higher proportion of pre-tax income originating from our operations in China where we have a lower tax rate than in other countries and a credit of $0.8 million in the three months ended September 30, 2010 from a reduction in the estimated effective tax rate for the full year. Our effective tax rate was 22.4% for the three months ended September 30, 2009. The effective tax rate for the nine months ended September 30, 2010 was 17.9% resulting in a provision for income taxes of $3.5 million, a decrease of $4.1 million, from a tax benefit of $0.6 million in the corresponding prior year period. Our effective tax rate was 9.7% for the nine months ended September 30, 2009.

Liquidity and Capital Resources

We generally have met our operating and capital requirements with cash flow from operating activities and borrowings under our credit facility.

The following table presents selected financial information and statistics as of September 30, 2010 and December 31, 2009 and for the nine months ended September 30, 2010 and 2009 (in thousands):

	September 30, 2010	December 31, 2009
Cash and cash equivalents	$32,168	$122,154
Short term investments	225,549	117,666
Accounts receivable, net	50,136	53,269
Inventories, net	84,401	100,976
Working capital	402,115	406,207

	For the Nine Months Ended
	September 30, 2010	September 30, 2009
Operating cash flow	$66,889	$48,410

During the nine months ended September 30, 2010, we generated $66.9 million of cash from operations compared to $48.4 million for the nine months ended September 30, 2009. The $66.9 million of cash flow from operations during 2010 is primarily comprised of net income totaling $16.1 million, with $35.7 million of non cash charges included therein, and a decrease in inventories of $15.1 million as a result of a planned reduction program and improvements in our supply chain. Investing activities consumed $142.5 million of cash during the nine months ended September 30, 2010. We invested $120.0 million for the purchase of marketable securities as we extended the maturities of our investments in an attempt to increase our return. We invested $30.7 million to expand manufacturing capacity in selected product lines. These expenditures for investing activities were partially offset by an increase of $3.1 million due to the release of the restrictions on certain cash. During the nine months ended September 30, 2010, we repurchased and retired 653,000 shares of our common stock at an aggregate cost of  $14.8 million under a stock repurchase program authorized in 2008 by our Board of Directors. As a result, our net cash at September 30, 2010 decreased by $90.0 million from our net cash at December 31, 2009, as compared to a $71.6 million decrease during the nine months ended September 30, 2009.

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

As of September 30, 2010 and December 31, 2009, long-term debt and the equity component (recorded in additional paid in capital, net of income tax benefit), determined in accordance with the accounting guidance for convertible debt, comprised the following (in thousands):

	September 30, 2010	December 31, 2009
Long-term debt
Principal amount	$93,100	$93,100
Unamortized discount	(8,387)	(10,937)
Net carrying amount	$84,713	$82,163
Equity component, net of income tax benefit	$16,399	$16,399

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

Interest on the Notes is payable on December 15 and June 15 of each year. The Notes are convertible into 17.1032 shares of Ceradyne’s common stock for each $1,000 principal amount of the Notes (which represents a conversion price of approximately $58.47 per share), subject to adjustment. The Notes contain put options, which may require us to repurchase in cash all or a portion of the Notes on December 15, 2012, December 15, 2015, December 15, 2020, December 15, 2025, and December 15, 2030 at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased plus accrued and unpaid interest, including contingent interest, if any, up to but excluding the repurchase date. For further information regarding the Notes, refer to Note 8 of Notes to Consolidated Financial Statements included in this Form 10-Q.

In December 2005, we established an unsecured $10.0 million line of credit. As of September 30, 2010, there were no outstanding amounts on the line of credit. However, the available line of credit at June 30, 2010 has been reduced by outstanding letters of credit in the aggregate amount of $5.0 million. The interest rate on the credit line was 1.0% as of September 30, 2010, which is based on the LIBOR rate for a period of one month, plus a margin of 0.75 percent.

Pursuant to the bank line of credit, we are subject to certain covenants, which include, among other things, the maintenance of specified minimum amounts of liquidity and profitability and annual net income. At September 30, 2010, we were in compliance with these covenants.

Our cash, cash equivalents, and short-term investments totaled $257.7 million at September 30, 2010, compared to $243.0 million at December 31, 2009. At September 30, 2010, we had working capital of $402.1 million, compared to $406.2 million at December 31, 2009. Our cash position includes amounts denominated in foreign currencies. The repatriation of cash balances from our ESK Ceramics subsidiary does not result in additional tax costs. We believe that our current cash and cash equivalents on hand and cash available from the sale of short-term investments and cash we expect to generate from operations will be sufficient to finance our anticipated capital and operating requirements for at least the next 12 months. Our anticipated capital requirements primarily relate to the expansion of our manufacturing facilities in China. The total expected capital expenditures for the new facility in China is approximately $35.8 million. The cumulative amount spent as of September 30, 2010 was $19.2 million, of which $16.7 million was spent during the nine months ended September 30, 2010. We anticipate spending an additional $11.8 million during the fourth quarter of fiscal year 2010 and $4.8 million in fiscal year 2011 to complete this capital expenditure. Funding for the new facility in China is being provided by cash flow generated from sales of ceramic crucibles in China, and any remaining funding requirement will be supported by available cash in the U.S. We also may utilize cash, and, to the extent necessary, borrowings from time to time to acquire other businesses, technologies or product lines that complement our current products, enhance our market coverage, technical capabilities or production capacity, or offer growth opportunities. From time to time, we may utilize cash to continue the repurchase of our common stock or our convertible debt.

Our material contractual obligations and commitments as of September 30, 2010 include a $1.2 million reserve for unrecognized tax benefits (included applicable accrued interest). The reserve is classified as long term liabilities on our Consolidated Balance Sheet as of September 30, 2010.

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

Our long term investments at September 30, 2010 included $15.7 million of auction rate securities. Cumulatively to date, the Company has incurred $9.3 million in pre-tax losses from its investments in auction rate securities, realized losses of $4.9 million from the sale of auction rate securites and pre-tax temporary impairment charges against other comprehensive income of $2.4 million. The Company’s investments in auction rate securities represent interests in insurance securitizations collateralized by pools of residential and commercial mortgages, asset backed securities and other structured credits relating to the credit risk of various bond guarantors that mature at various dates from June 2021 through July 2052. These auction rate securities were intended to provide liquidity via an auction process which is scheduled every 28 days, that resets the applicable interest rate, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. Interest rates are capped at a floating rate of one month LIBOR plus additional spread ranging from 1.25% to 4.00% depending on prevailing rating. During the second half of the year 2007, through 2008, 2009 and through September 30, 2010, the auctions for these securities failed. As a result of current negative conditions in the global credit markets, auctions for the Company’s investment in these securities failed to settle on their respective settlement dates. Consequently, the investments are not currently liquid through the normal auction process and may be liquidated if a buyer is found outside the auction process. Although the auctions have failed, the Company continues to receive underlying cash flows in the form of interest income from the investments in auction rate securities. As of September 30, 2010, the fair value of the Company’s investments in auction rate securities was below cost by approximately $11.6 million. The fair value of the auction rate securities has been below cost for more than one year.

Beginning in the third quarter of 2008 and at September 30, 2010, the Company determined that the market for its investments in auction rate securities and for similar securities continued to be inactive since there were few observable or recent transactions for these securities or similar securities. The Company’s investments in auction rate securities continued to be classified within Level 3 of the fair value hierarchy because the Company determined that significant adjustments using unobservable inputs were required to determine fair value as of September 30, 2010 and December 31, 2009.

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

The Company determined that the appropriate risk-free discount rate (before risk adjustments) used to discount the contractual cash flows of its auction rate securities ranged from 0.2% to 3.7%, based on the term structure of the auction rate security. Liquidity risk premiums are used to adjust the risk-free discount rate for each auction rate security to reflect uncertainty and observed volatility of the current market environment. This risk of nonperformance has been captured within the probability of default and loss severity assumptions noted above. The risk-adjusted discount rate, which incorporates liquidity risk, appropriately reflects the Company’s estimate of the assumptions that market participants would use (including probability weighted inputs noted above) to estimate the selling price of the asset at the measurement date.

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

We enter into foreign exchange forward contracts to reduce earnings and cash flow volatility associated with foreign exchange rate changes to allow our management team to focus its attention on its core business operations. Accordingly, we enter into contracts which change in value as foreign exchange rates change to economically offset the effect of changes in value of foreign currency assets and liabilities, commitments and anticipated foreign currency denominated sales and operating expenses. We enter into foreign exchange forward contracts in amounts between minimum and maximum anticipated foreign exchange exposures, generally for periods not to exceed one year. These derivative instruments are not designated as accounting hedges. We did not have any outstanding foreign exchange forward contracts at September 30, 2010.

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

Our debt is comprised of $93.1 million of a convertible note with a fixed coupon rate of 2.875% (“Notes”). The fair value of long-term debt was $88.9 million and is based on quoted market prices at September 30, 2010.

Approximately 49.3% of our revenues for the nine months ended September 30, 2010 were derived from operations outside the United States. Overall, we are a net recipient of currencies other than the U.S. dollar and, as such, we benefit from a weaker dollar and are adversely affected by a stronger dollar relative to major currencies worldwide. Accordingly, changes in exchange rates, and in particular a strengthening of the U.S. dollar, may negatively affect net sales, gross profit, and net income from our subsidiary, ESK Ceramics, as expressed in U.S. dollars. This would also negatively impact our consolidated reported results.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2010 (the end of the period covered by this report). Based on this evaluation, our principal executive officer and principal financial officer concluded that our current disclosure controls and procedures (as defined in Rules 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934) are effective.

Changes in Internal Control over Financial Reporting
Our management evaluated our internal control over financial reporting and there have been no changes during the fiscal quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

There is no material litigation pending.

Item 1A.	Risk Factors

There have been no significant changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information regarding shares of our common stock that we repurchased during the three months ended September 30, 2010.

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 to July 31, 2010	66,000	$23.62	2,370,237	$40,603,292
August 1 to August 31, 2010	357,600	$23.02	2,727,837	$32,369,579
September 1 to September 30, 2010	70,400	$23.65	2,798,237	$30,704,899
Total	494,000	$23.19	2,798,237	$30,704,899

(1)
On March 4, 2008, we announced that our board of directors had authorized the repurchase and retirement of up to $100 million of our common stock in open market transactions, including block purchases, or in privately negotiated transactions. We did not set a time limit for completion of this repurchase program, and we may suspend or terminate it at any time.

Item 3.	Defaults Upon Senior Securities
Not applicable.
Item 4.	Not applicable.
Item 5.	Other Information
Not applicable.

Item 6.	Exhibits
(a) Exhibits
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonmy Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CERADYNE, INC.

Date: October 26, 2010	By:	/s/ JERROLD J. PELLIZZON
Jerrold J. Pellizzon
Vice President Chief Financial Officer (Principal Financial and Accounting Officer)

Index to Exhibits

Exhibit	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonmy Presentation Linkbase Document