Form 10-K
period 2010-12-31
CERADYNE INC
filed 2011-02-24
CIK 18937

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

    The aggregate market value of registrant’s common stock held by non-affiliates as of June 30, 2010 (the last business day of registrant’s most recently completed second fiscal quarter) was approximately $512.5 million.

As of February 18, 2011, there were 24,828,251 shares of registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of registrant’s definitive proxy statement for its annual meeting of stockholders to be held on June 7, 2011 are incorporated by reference into Part III of this Form 10-K.

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

ITEM 1. BUSINESS

Introduction

We develop, manufacture and market advanced technical ceramic products, ceramic powders and components for defense, industrial, energy, automotive/diesel and commercial applications.

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

•	nuclear chemistry products for use in pressurized water reactors and boiling water reactors;

•	boron dopant chemicals for semiconductor silicon manufacturing and for ion implanting of silicon wafers;

•	ceramic bearings and bushings for oil drilling and fluid handling pumps;

•	ceramic micro-reactors used to process chemicals; and

•	PetroCeram® sand filters for oil and gas recovery.

Our customers include the U.S. government, prime government contractors, companies engaged in solar energy, oil and natural gas exploration and nuclear energy, and industrial, automotive, diesel and commercial manufacturers in both domestic and international markets.

The principal factor contributing to our growth in sales from 2002 through 2007 was increased demand by the U.S. military for ceramic body armor that protects soldiers, which was driven primarily by military conflicts such as those in Iraq and Afghanistan. This demand was driven by recognition of the performance and life saving benefits of utilizing advanced technical ceramics in lightweight body armor. Our sales declined in 2008 primarily because of a reduction in shipments of body armor. Our sales declined in 2009 primarily because of a continued reduction in shipments of body armor and also due to a decline in sales of our industrial, automotive/diesel and commercial market product lines due to the severe economic recession. In 2010, sales of body armor continued to decline. However, sales from energy related products grew by 61.6% in 2010 when compared to 2009. Most of this growth in energy sales was generated by sales of our ceramic crucibles used in the production of photovoltaic cells for solar panels. Additionally, sales of industrial and automotive/diesel products rebounded sharply, particularly at our ESK Ceramics subsidiary. Commencing in 2004, several strategic acquisitions, which are described below, have also contributed to our sales growth.

To illustrate the impact of body armor, energy-related products, and our acquisitions, the following table shows our sales from body armor, energy-related products, from our acquisitions, and from all other sources for each of the years 2002 through 2010 (in millions).

	2010	2009	2008	2007	2006	2005	2004	2003	2002
Sales from body armor	$70.4	$170.0	$385.0	$535.3	$479.4	$199.5	$120.3	$58.2	$26.2
Sales from energy products:
Gross sales from energy products	99.9	62.2	57.7	20.9	11.9	9.8	5.3	2.5	1.7
Less sales from energy products included in acquisitions	(28.5)	(24.5)	(11.4)	(4.5)	(3.2)	(3.2)	(0.7)	-	-
Sales from energy products due to organic growth	71.4	37.7	46.3	16.4	8.7	6.6	4.6	2.5	1.7
Sales from acquisitions	191.1	136.8	177.1	142.6	110.2	109.8	36.0	-	-
All other sales	70.0	56.1	71.8	62.5	64.6	52.4	54.7	40.8	33.3
Total sales	$402.9	$400.6	$680.2	$756.8	$662.9	$368.3	$215.6	$101.5	$61.2

Sales of ceramic body armor represented the majority, and most volatile, portion of our defense business, rising from approximately $26.2 million, or 42.8% of our total sales in 2002, to a peak of approximately $535.3 million, or 70.7% of our total sales in 2007, and then declining to approximately $70.4 million, or 17.5% of our total sales in 2010. Shipments of the first generation of ceramic body armor, known as small arms protective inserts, or SAPI, began before 2002 and accelerated rapidly with the onset of the war in Afghanistan in 2002 and thereafter the war in Iraq. Shipments of the second generation of ceramic body armor, known as enhanced small arms protective inserts, or ESAPI, began in 2005. The military’s subsequent decision to deploy ESAPI body armor “pure fleet,” that is, to issue ceramic body armor to every soldier whether they are active or in the reserves and replace all SAPI body armor with the new ESAPI body armor, and the introduction in 2006 of enhanced side ballistic inserts, known as ESBI, which protect the sides of the soldier’s torso, resulted in continued growth in our sales of ceramic body armor, ultimately reaching our peak sales of body armor in 2007. Once “pure fleet” was achieved, our sales of body armor began a steady decline.

In October 2008, we were awarded an Indefinite Delivery/Indefinite Quantity, or ID/IQ, contract by the U.S. Army for the next ballistic threat generation of ceramic body armor plates, called XSAPI, as well as for the current generation ESAPI plates. This five-year contract has a maximum value of $2.37 billion and allows the U.S. Army to order either XSAPI or ESAPI body armor from us. Through December 31, 2010, we have shipped $86.6 million of body armor against delivery orders received by us under this ID/IQ contract, and we expect to ship an additional $56.1 million under existing orders during 2011. With less than three years remaining under this ID/IQ contract and the wars in Iraq and Afghanistan winding down, we expect that the total amount of body armor that we ultimately ship under this contract will be substantially less than the maximum amount.

For 2011 and for the next several years, we expect that our sales of body armor will continue, but at more moderate levels than in the past. We believe there will continue to be a viable replacement business for body armor inserts that is procured through the Defense Supply Center Philadelphia (DSCP) and directly through the Army. We will also continue to bid on Foreign Military Sales (FMS) for the first generation of SAPI body armor through our existing ID/IQ contract with Aberdeen Proving Grounds.

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

The following acquisitions resulted from a strategy to grow and expand our non-defense business through the selective acquisition of companies and product lines closely related to our core competency in advanced technical ceramics and materials, as well as to expand our defense business with complementary product lines on an opportunistic basis.

We acquired ESK Ceramics in August 2004.  Based in Kempten, Germany, ESK Ceramics manufactures industrial technical ceramic powders and advanced technical ceramic products. This acquisition provided us with both a broad line of non-defense products, and it assured us of a supply of boron carbide powder, which serves as a starter ceramic powder in the manufacture of our lightweight ceramic body armor. ESK Ceramics also produces evaporation boats for metallization, functional and frictional coatings utilized in the automotive and textile industries, high performance pump seals, fluid handling, refractory products, ceramic micro-reactors used to process chemicals, ceramic powders used in cosmetics, and ceramic sand filters used in oil and natural gas recovery.

In June 2006, we purchased the assets and technology related to the Boral® line of aluminum metal matrix composites that serve as part of a barrier system for spent fuel storage in the nuclear industry. We moved these assets to our Ceradyne Canada facility in Chicoutimi, Quebec, Canada. This product line is now included in our Boron operating segment.

Minco, Inc., which we acquired in July 2007, is included in our Thermo Materials operating segment. Based in Midway, Tennessee, Minco manufactures fused silica powders for a wide range of industrial applications. The fused silica powder manufactured by Minco is a key raw material that our Thermo Materials division uses to manufacture missile radomes (nose cones) and ceramic crucibles that our customers use for melting silicon in the photovoltaic solar cell manufacturing process, as well as being sold as a mold for precision investment casting.

We acquired EaglePicher Boron, LLC in August 2007.  This subsidiary, which we renamed Boron Products, LLC, is included in our Boron operating segment and produces the boron isotope 10B. This isotope is a strong neutron absorber and is used for both nuclear waste containment and nuclear power plant neutron radiation critical control. Boron Products also produces complementary chemical isotopes used in the normal operation and control of nuclear power plants. The boron isotope 11B is used in the semiconductor manufacturing process as an additive to semiconductor grade silicon as a “doping” agent and where ultra high purity boron is required.

In June 2008, we purchased certain assets and technology related to proprietary technical ceramic bearings used for “downhole” oil drilling and for coal bed methane pumps and steam assisted oil extraction pumps. This technology and product line, which we include in our Advanced Ceramic Operations operating segment, are located in our Lexington, Kentucky, facility. These bearings incorporate ceramic parts supplied by our ESK Ceramics subsidiary.

In August 2008, we acquired SemEquip, Inc., a late-stage startup technology company located in Billerica, Massachusetts. SemEquip develops and markets “cluster molecules” such as B18H22 for use in the ion implantation of boron (B) in the manufacture of semiconductors. SemEquip, which we include in our Boron operating segment, owns a portfolio of approximately 50 issued and pending U.S. patents, and corresponding issued and pending patents in several foreign countries.

In June 2009, we acquired substantially all of the business and assets and all technology and intellectual property related to ballistic combat and non-combat helmets of Diaphorm Technologies, LLC, based in Salem, New Hampshire. Based on this technology, we submitted a proposal to the U.S. Marine Corps Systems Command in June 2009 in response to a solicitation for the procurement of Enhanced Combat Helmets (ECH), which are intended to provide substantially increased levels of protection compared to combat helmets now in use. In late July 2009, in response to our proposal, the U.S. Marine Corps System Command awarded us a contract for up to a maximum of 246,840 helmets. After an extended period of testing, we received an order for First Article Test helmets, which we delivered in January and February 2011. Our strategy regarding this acquisition is to combine our successful track record in body armor programs with the proprietary helmet-forming technologies acquired from Diaphorm to create a world class manufacturer of Enhanced Combat Helmets. The U.S. government is continuing to attempt to qualify other ECH manufacturers.

We acquired VIOX Corporation on January 3, 2011. Located in Seattle, Washington, VIOX develops, manufactures and markets specialty glass compositions for a wide range of electronic, industrial and health care markets. VIOX will be included in our Advanced Ceramic Operations operating segment. VIOX has developed a specialty glass formulation for polycrystalline silicon photovoltaic solar applications. VIOX customers add electrically conducting powdered metals such as silver or aluminum to the VIOX powdered specialty glass. Many of the ultimate solar users of VIOX glass are also customers for Ceradyne’s high purity ceramic solar crucibles.

 We believe that numerous applications for ceramic products and technology have the potential to drive long-term growth of our business. Examples of applications for which we have developed or are currently developing products include:

▪	high purity fused silica ceramic crucibles used by several photovoltaic cell manufacturers in their silicon melting operation in order to produce polycrystalline silicon;

•	lightweight ceramic armor for military vehicles, boats and aircraft;

•	ceramic components that have the potential to facilitate the extraction of oil from oil sands on a cost-effective basis;

•	ceramic materials that have the potential to reduce significantly the cost of producing molten aluminum;

•
chemical micro reactors, heat exchangers and hydraulic trim valves produced with our proprietary technology that have the potential to provide an economical substitute for steel in extreme environments;

•	storage containers made with our boron carbide powder that have the potential to be used for long-term containment of nuclear waste from nuclear power plants;

•	small complicated ceramic components made using our injection molding technology that have the potential to be used as medical implants;

•	ceramic bearing and bushing assemblies designed for longer life due to their rugged construction and the erosion, corrosion and lubricity characteristics of the ceramic bearing surface;

•	cluster chemicals such as B18H22 and cluster ion implantation hardware required to facilitate the manufacture of advanced semiconductor chips; and

•	specialty glass compounds for photovoltaic solar applications and health care.

To meet increasingly higher performance standards, advanced technical ceramics have stringent technical manufacturing requirements. We have designed and customized our facilities and capital equipment to enhance our advanced technical ceramic manufacturing processes. We have also implemented lean manufacturing initiatives to lower costs and drive further efficiencies in our manufacturing processes, and have expanded our facilities in China to add manufacturing capacity for the production of ceramic crucibles.

We conduct our operations through four operating segments: our Advanced Ceramic Operations division, our ESK Ceramics subsidiary, our Thermo Materials division, and our Boron segment. Prior to October 2010, we reported our operations through six operating segments. To more accurately reflect our current operations, executive reporting structure and organization, and internal reporting we modified our segment structure and reporting to reflect that we operate through four operating segments each led by a different senior executive that reports directly to our Chief Executive Officer. The changes made to arrive at the four segments from the six previous segments were that the former Semicon Associates segment is now included in the Advanced Ceramics Operations segment and the former Ceradyne Canada segment is now included in the Boron segment. All of the financial data for 2010, 2009 and 2008 have been changed to reflect four segments. For additional financial information concerning our segments, please refer to Note 9 of the Notes to Consolidated Financial Statements that are included in this report.

Advanced Technical Ceramics

Evolving customer requirements in solar cell manufacturing, industrial processing, military systems, oil and natural gas exploration, microwave electronics, automotive/diesel engine products and orthodontics have generated a demand for high performance materials with properties not readily available in metals, plastics or traditional ceramics. The following table compares favorable typical properties of selected advanced technical ceramics with those of other selected materials.

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

Our Solution

We develop, manufacture and market advanced technical ceramic products, ceramic powders and components for defense, industrial, energy, automotive/diesel and commercial applications. The table on the following pages illustrates some of the solutions we have designed to meet market opportunities and demands.

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

This is accomplished by utilizing new thermoplastic UHMWPE (Ultra High Molecule Weight Poly Ethylene) materials recently developed by both DSM and Honeywell which offer improved ballistic performance at lighter weights vs. thermo-set Aramids.

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

Evaporation boats
Packaging materials used for snack and other food products are often lined with an aluminum coating to preserve shelf life. The coating, or metallization, process requires a tool, called an evaporation boat, which can withstand the high temperature and corrosiveness of molten aluminum.

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

Our proprietary advanced technical ceramic side dams are used in the production of steel in the continuous casting process.

Market Opportunity	Demands of the Market	Our Solution

Materials for precision investment casting	The precision metal casting market is demanding lower cost, thinner molds and faster mold build times.	We have developed fused silica refractory blends that enable the production of highly efficient, single-use mold systems for precision investment casting (PIC).

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

In converting silicon wafers to semiconductors, it is necessary to introduce atoms of the element boron into the silicon matrix
The market has developed and generally utilizes technology known as ion implantation. Starting materials used in ion implantation such as BF3 have been generally utilized for many years. However, as the requirements for higher current semiconductor chips increase and the number of chips per unit area on the silicon wafer increases, there is a need for ion implantation which improves the manufacturing throughput of high boron content in semiconductor chips.

Our acquisition of SemEquip, Inc. in August 2008 brought to Ceradyne the intellectual property for the “cluster” molecule B18H22 as well as other cluster molecules. These materials are designed to increase the productivity of the ion implantation technology in part due to the large numbers of atoms such as boron.

Energy

Photovoltaic (solar cell) manufacturing requiring crucibles for melting silicon Specially designed heavy duty sand screens Specially designed heavy duty bearings
In order to produce cost effective solar cell components, it is necessary to melt silicon in a crucible or vessel that will be able to contain the molten silicon yet not allow unwanted chemicals to contaminate the melt.

It is necessary to filter sand grains, small particles and proppants during oil and natural gas drilling operations.

It is necessary to maintain the position and integrity of heavy duty rotational shafts in downhole oil drilling and/or water pumps in severe environments.

We have developed a high purity fused silica ceramic crucible (receptacle) which is being used by many photovoltaic cell manufacturers in their silicon melting operation in order to produce polycrystalline silicon. We also manufacture the fused silica powders that are a key material for the production of our ceramic crucibles.

We developed a series of proprietary designs for heavy duty ceramic sand screens which increase the productivity of an oil or natural gas drill site by reducing premature failures during operations.
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

The boron atom in boron carbide powder is able to capture neutrons, thus reducing the radioactive risk associated with transportation and storage of nuclear waste. Our Boral® product line, which consists of a hot-rolled sheet containing a core of uniformly distributed boron carbide and aluminum particles that are enclosed within layers of pure aluminum, forms a solid and effective barrier for the storage of nuclear waste.

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

Strong Position in Multiple Markets. We maintain a strong position in many of the markets that we serve. We believe that we are the leading supplier of lightweight ceramic personnel armor products to the U.S. government based on the history of orders that the U.S. government has issued. We further believe that we supply a significant portion of products in many of the markets we serve including: boron carbide powders; translucent ceramic orthodontic brackets; ceramic missile radomes, commonly known as nose cones, for industrial and automotive applications; evaporation boats used to apply the metallic coating to packaging materials; and wear resistant functional and frictional coatings for the automotive industry. We believe that our leadership position in ceramic body armor and in many of the other markets that we serve provides us with a key advantage in securing new and continuing business. Additionally, we believe that our EKasic® (silicon carbide) product line of industrial pump seals and bearings allows us to be a leader in fluid handling products.

Key Customer Relationships. We have longstanding relationships with many of our significant customers in the defense, industrial, energy, automotive/diesel and commercial markets that we serve, which have enhanced our ability to obtain business over time. For example, for more than 20 years we have sold our advanced technical ceramic products to various agencies of the U.S. government. Since 2003, we have derived a significant portion of our revenues from the Army, Marines, Air Force and other branches of the U.S. military. We possess significant knowledge of the applicable purchasing requirements and product specifications within each of the branches of the U.S. military that we serve, and we believe that we have established an excellent reputation with key individuals within each branch.

Experienced Management Team and Entrepreneurial Culture. Our success is attributable in large part to the extensive knowledge and experience of our management team and key personnel. Our executive management team has substantial experience in advanced technical ceramic materials science and our Chief Executive Officer and our President of North American Operations each has more than 25 years of experience in the ceramics industry. Our management team has demonstrated its ability to identify, execute and integrate strategic acquisitions. Moreover, we believe that the entrepreneurial culture that has been fostered at Ceradyne since 1967 enhances our ability to develop innovative products for the markets that we serve.

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

Continuing to Increase our Non-Defense Revenue Base. We plan to continue to grow our non-defense customer base, primarily through promoting existing products to new customers, developing new products for new and existing customers and through strategic acquisitions. We focus on educating our current and potential customers on the advantages of our advanced technical ceramics compared to alternative solutions, and assisting them in developing advanced technical ceramic components for existing or new products and applications. Our technical and marketing staff educates our customers through direct sales visits, by preparing technical papers and product literature, and by participating in technical conferences, trade shows and exhibitions. Based on these efforts, we believe there is an opportunity to further expand the use of advanced technical ceramic products. For example, we are working with companies in the aluminum industry on utilizing ceramic materials in their next generation smelting production processes that have the potential to reduce the cost of producing aluminum. We also intend to further increase our customer, product and market base by converting certain advanced technical ceramics, originally developed for defense applications, to industrial and commercial applications. In addition to organically growing our product portfolio and market reach, we plan to continue to identify strategic acquisition opportunities that broaden our product lines within industrial and commercial markets. For example, a key strategic reason for our acquisitions of ESK Ceramics, the Boral® product line, Minco, Inc., EaglePicher Boron, LLC., SemEquip, Inc., and VIOX Corporation, as well as the expansion of our operations into Canada and China, were to further increase our non-defense revenue base.

Our acquisition of SemEquip, Inc. in August 2008 is intended to allow us to broaden our participation and position us to participate in future semiconductor markets. SemEquip’s development of cluster molecules such as B18H22 may be a key in the manufacture of next generation high current semiconductor devices. Our acquisition in June 2008 of certain assets and intellectual property related to heavy duty “stacked bearings” and bushings provides Ceradyne with a new product line of relatively large, rugged ceramic bearings and bushings. These components will be used in severe environments such as “downhole” oil drilling and submersible fluid handling pumps. Our acquisition of VIOX Corporation in January 2011 is intended to broaden our product offerings in the solar energy market. Manufacturers of polycrystalline silicon photovoltaic solar cells use VIOX’ specialty glass formulation to increase the energy efficiency of the solar wafer.

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

Investing to Improve our Gross Margins and Manufacturing Efficiencies. We focus on cost containment, productivity enhancements and manufacturing efficiencies as a means to drive earnings growth. We have implemented lean manufacturing initiatives, such as Demand Flow® Technology and 5-S plus Safety in order to reduce inventories, scrap and queue times and to increase productivity. Additionally, we continue to evaluate opportunities to employ automation and dedicated work cells to expand our in-line production efficiency. We also continue to seek ways to reduce our manufacturing costs by evaluating opportunities to relocate or expand manufacturing operations within the United States as well as internationally. For example, in 2004, we began expanding our high energy-utilization manufacturing processes at our new Lexington, Kentucky facility, where the cost of electricity, which comprises a significant portion of our cost of product sales, is substantially lower than in California. We plan to evaluate strategic manufacturing relationships in international markets, including joint ventures or acquisitions, particularly in low cost manufacturing areas such as China. We completed the construction in June 2007, of a new approximately 98,000 square foot facility in Tianjin, China for the manufacture of ceramic crucibles which are used for melting silicon in the photovoltaic solar cell manufacturing process. We increased this capacity by constructing a second approximately 218,000 square foot facility in Tianjin, China for the manufacture of ceramic crucibles, which was completed in January 2011. We also plan to develop strategic relationships with other manufacturing companies or key customers whose expertise or financial resources can assist us in accomplishing our objectives. We initiated a major improvement to our data and information technology systems with the implementation of SAP enterprise software applications. It is our intention to integrate the use of SAP software throughout our Company with a target completion date of December 2011.

Market Applications and Products

Our products are sold into five principal markets or sectors of the economy: defense, industrial, energy, automotive/diesel and commercial. The following is a description of our principal products by market application:

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

Energy

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

Sand Screens. We have developed  and manufacture ceramic sand screens for heavy duty rugged ceramic screen for downhole oil and gas drilling. The unique designs are intended to extend the life of sand screen equipment by reducing premature failures during operations. The sand screens filter out sand, small particles and proppants during drilling operations.

Heavy Duty Bearings. In June 2008, we acquired the proprietary rights for a series of heavy duty rugged ceramic bearing components for downhole oil drilling and various water pump applications. The unique designs are intended to extend the life of drilling equipment by reducing premature failures during operations.

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

Diesel Engine Components. We have been manufacturing ceramic cam rollers for heavy-duty diesel engines since 1999, and now have production contracts to supply cam rollers to several major engine companies. We expect that sales of these cam rollers will begin to decline in 2013 when new U.S. environmental regulations take effect in 2013 for off-highway applications. We also supply fuel system manufacturers with components for diesel fuel pumps. In addition, we are engaged in development projects with a number of other diesel engine and fuel pump systems manufacturers worldwide for various ceramic components.

Commercial

Ceramic Orthodontic Brackets. In orthodontics, to correct a patient’s tooth alignment, usually a small stainless steel bracket is attached to each tooth. These brackets provide a guide to the archwire, which is the wire that sets into each bracket. The cosmetic appearance of this metal is often considered unattractive. Together with 3M Unitek, we have developed a ceramic bracket which 3M Unitek markets to orthodontists under the brand names Clarity™ and Clarity SL™. The translucency of this ceramic bracket, together with the classic ceramic properties of hardness, chemical inertness and imperviousness, result in a cosmetic substitute for traditional stainless steel brackets. These brackets reveal the natural color of the patient’s teeth while performing the structural functions of traditional stainless steel brackets.

BORONEIGE® Boron Nitride Powder. We manufacture and market to the cosmetic industry a very fine, white, silky, smooth powder called BORONEIGE®,which is used as a base for a wide range of products including lipstick, eye shadow, facial creams, rouge and other related products.

Operating Segments and Facilities

We serve our markets through four segments with manufacturing facilities in several locations across the United States, one in Canada, two in China, one in Europe, and one in India. The following table includes a summary of our facilities and products comprising our four operating segments. For financial information concerning our segments, please refer to Note 9 of the Notes to Consolidated Financial Statements.

Operating Segment and Facility Location	Products

Ceradyne Advanced Ceramic Operations Costa Mesa and Irvine, California(1) Approximately 216,000 square feet	Defense Applications: • Lightweight ceramic armor • Enhanced combat helmets

Lexington, Kentucky(2) Approximately 150,000 square feet Wixom, Michigan(3) Approximately 29,000 square feet	Industrial Applications: • Ceralloy® 147 SRBSN wear parts • Precision ceramics • Ceramic-impregnated dispenser cathodes for microwave tubes, lasers and cathode ray tubes
Salem, New Hampshire(4) Approximately 16,000 square feet Mountain Green, Utah(5) Approximately 18,000 square feet Bangalore, India(6) Approximately 21,000 square feet
Energy Applications
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

Automotive/Diesel Applications:
•   EKagrip® functional and frictional coatings

Commercial Applications:
•   BORONEIGE® boron nitride powder for cosmetics

Energy Applications:
•   PetroCeram® sand filters
    •   TETRABOR® nuclear powders

Ceradyne Thermo Materials Scottdale and Clarkston, Georgia(8) Approximately 225,000 square feet Tianjin, China(9) Approximately 316,000 square feet

Defense Applications:
•   Missile radomes (nose cones)
•   High purity fused silica used to manufacture missile radomes (nose cones)

Industrial Applications:
•   Glass tempering rolls
•   Metallurgical tooling
•   Castable and other fused silica products
•   Turbine components used in aerospace applications

Operating Segment and Facility Location	Products

Ceradyne Thermo Materials

           Scottdale and Clarkston, Georgia(8)
Approximately 225,000 square feet

Tianjin, China(9)
Approximately 316,000 square feet

Midway, Tennessee(10)
Approximately 105,000 square feet

Defense Applications:
•   Missile radomes (nose cones)
•   High purity fused silica used to manufacture missile radomes (nose cones)

Industrial Applications:
•   Glass tempering rolls
•   Metallurgical tooling
•   Castable and other fused silica products
•   Turbine components used in aerospace applications

Energy Applications
•   Crucibles for photovoltaic solar cell applications
•   High purity fused silica used to manufacture crucibles

Boron Quapaw, Oklahoma(11) Approximately 128,000 square feet North Billerica, Massachusetts(12) Approximately 19,000 square feet Chicoutimi, Quebec, Canada(13) Approximately 86,000 square feet
Energy Applications:
•   Nuclear chemistry products for use in pressurized water reactors and boiling water reactors
•   Radioactive containment for use in spent fuel transport and storage
•   Burnable poisons for coating of uranium fuel pellets
•   Boral® structural neutron absorbing materials
•   Metal matrix composite structures

Industrial Applications:
•   Cluster molecules such as B18H22 for ion implantation for next generation
    P-dopants
•   Ionization chambers for ionizing cluster molecules for ion implantation
•   Development of cluster ion implantation sub-systems
•   Advanced ion source materials for the manufacture of logic and memory chips

(1)
We have leases on our facilities in Costa Mesa, California, aggregating approximately 99,000 square feet, all of which expire in October 2012, with an option to renew it for one additional year. We own our 40,000 square foot facility in Irvine, California. In Irvine, California, we lease a 76,000 square foot facility under a lease that expires in October 2012, with an option to renew it for one additional year.

(2)	We own two facilities, containing 35,000 square feet and 115,000 square feet, in Lexington, Kentucky.
(3)	We have a lease on our Wixom, Michigan facility which expires in April 2014.
(4)	We have a lease on our Salem, New Hampshire facility which expires in March 2015.
(5)	We have a lease on our Mountain Green, Utah facility which expires in March 2012.
(6)	We have a lease on our Bangalore, India facility which expires in June 2014.
(7)	We own our facility in Kempten, Germany, as well as the 28-acre property on which our facility is located.
(8)
We own an 85,000 square foot facility in Scottdale, Georgia, as well as the five-acre property on which our facility is located. We lease facilities totaling approximately 140,000 square feet in Clarkson, Georgia. The leases on two of these facilities expire in June 2013. We are currently in negotiations to extend the leases on the other facilities.

(9)
We own two facilities in Tianjin, China, one containing approximately 98,000 square feet, as well as the four-acre property on which our facility is located, and the second containing approximately 218,000 square feet, as well as the thirteen-acre property on which this facility is located.

(10)	We own our facility in Midway, Tennessee as well as the 40-acre property on which our facility is located.
(11)	We own our facility in Quapaw, Oklahoma as well as the 155-acre property on which our facility is located.
(12)	We have a lease on our facility in North Billerica, Massachusetts which expires in April 2012.
(13)	We own our facility in Chicoutimi, Quebec, Canada, as well as the seven-acre property on which our facility is located.

Sales, Marketing and Customers

Each of our four operating segments maintains a separate sales and marketing force promoting its individual products.  As of December 31, 2010 we had 86 employees directly involved in sales and marketing, including 48 sales and marketing personnel located outside the United States. We also have agreements with manufacturers’ representatives in foreign countries who are compensated as a percent of sales in their territory. We distribute our principal products directly to our customers using our own sales force and independent manufacturers’ representatives. Sales to customers located outside the United States represented approximately 51.7% in 2010, 33.9% of our net sales in 2009, and 27.0% in 2008.

We continue to explore various domestic and international relationships to increase our sales and market penetration. We seek long-term relationships such as multi-year agreements or exclusive relationships with our customers to achieve a more consistent and predictable flow of orders and shipments.

We sell products and components to the U.S. government and government agencies, as well as to government contractors, original equipment manufacturers and to end users. The U.S. government and government agencies collectively represented approximately 17.5% of our net sales in 2010, 40.8% in 2009 and 54.1% in 2008. As of December 31, 2010 and 2009, there were no other external customers that accounted for 10% or more of our revenue.

We sell our translucent ceramic orthodontic brackets, commonly known as braces, only to 3M Unitek. Sales to 3M Unitek represented approximately 2.1% of our net sales in 2010, 2.4% in 2009 and 1.5% in 2008. In December 2005, we entered into a new supply agreement with 3M Unitek that expires in December 2013. This new agreement replaced our original, March 1986 joint development and supply agreement with 3M Unitek. 3M Unitek is a major manufacturer of stainless steel orthodontic brackets and, early in our relationship, shared with us the functional specifications and properties which ceramic brackets would be required to satisfy. With this information and our experience with translucent ceramics in defense applications, we developed, and in 1987 began manufacturing, translucent ceramic brackets. Under the original supply agreement, 3M Unitek was required to purchase ceramic orthodontic brackets exclusively from Ceradyne until September 2007. Under the terms of the new agreement, 3M Unitek will continue to purchase 100% of their Clarity and Transcend brand ceramic orthodontic product lines exclusively from us for as long as 3M Unitek continues to sell such products. The new agreement further stipulates that Unitek must purchase from Ceradyne at least 50% of the ceramic orthodontic brackets 3M Unitek requires for next generation designs, which it introduced in 2007.

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

Raw Materials

The starting raw materials for our manufacturing operations are generally fine, synthetic powders available from several domestic and foreign sources, including our subsidiary, ESK Ceramics. ESK Ceramics supplied 340 tons of boron carbide powder and silicon carbide to us in 2010, 670 tons in 2009 and 923 tons in 2008. We have owned ESK Ceramics since August 23, 2004. Our Minco, Inc. subsidiary, which we acquired on July 10, 2007, supplies us with high purity fused silica powders. Other raw materials, such as the backing material for ceramic armor, graphite and metal components, are readily available from several commercial sources.

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

We allocate costs associated with application engineering and research between cost of product sales and research and development expense. Application engineering efforts devoted to specific customer orders generally are recognized as cost of product sales, while the balance of engineering and research costs is included in research and development and expensed as incurred. Our research and development expenses were approximately $11.7 million in 2010, $12.3 million in 2009, and $14.8 million in 2008.

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

Backlog

We record an item as backlog when we receive a contract, purchase order or other notification indicating the number of units to be purchased, the purchase price, specifications, delivery requirements and other customary terms and conditions. Our backlog was approximately $135.5 million as of December 31, 2009 and approximately $185.8 million as of December 31, 2010. We expect that substantially all of our backlog as of December 31, 2010 will be shipped during 2011.

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

In addition to the above, we have been issued 32 U.S. patents, 21 foreign patents and have 141 patents pending and have applied for corresponding foreign patents in various foreign countries. Of the number of patents indicated above, our ESK Ceramics subsidiary has 9 patents pending, and our SemEquip subsidiary has 28 U.S. patents and 22 U.S. patents pending, as well as corresponding issued and pending patents in several foreign countries. The proprietary coarse grained silicon carbide materials, including silicon carbide materials with graphite inclusions, are protected by patents in Europe, the United States, Canada, Japan and the Czech Republic. These patents expire in 2017. Other patents also relate to sintered silicon carbide materials, the earliest expiring in 2011. Another patent for evaporation boats has been issued in Europe, the United States, Canada and Japan. This patent expires in 2019. Other patents relate to Ekagrip® friction enhancing coatings, the earliest expiring in 2019. Other patents relate to titanium diboride materials, boron nitride materials and coatings and composite ceramic materials.

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

“Ceralloy®,” the name of our technical ceramics, “Ceradyne®” and the Ceradyne logo, comprising the stylized letters “CD®,” are our major trademarks registered in the United States and various foreign countries. We also have other trademarks, including “Transtar®,” “Semicon®,” “Thermo®,” “Defender®,” “NeedleLok®,” “Thermo-Sil™ ,” “BORAL®,” and “Ramtech®”. The ESK Ceramics logo, and ESK Ceramics’ major product trademarks, including “TETRABOR®”, “EKasic®”, “DiMet®”, “TriMet®”, “MYCROSINT®”, “EKagrip®”, “BORONID®” and PetroCeram®, “EKamold®”, “LaserMet®”, “EllipsoMet®” and “EKatherm®” are registered in Germany and many countries worldwide. The ESK Ceramics’ product trademarks “BORONEIGE®” and “EKathemis®” are registered in Germany and registration has been applied for in many countries worldwide. The Minco logo, consisting of an ingot design featuring the word “Minco” in the center of the ingot, is registered in the United States. SEMEQUIP®, CLUSTERION®, CLUSTERCARBON®, and CLUSTERBORON® are registered trademarks in the United States and CLUSTERBORON® is also registered in Japan, South Korea and Taiwan. “Diaphorm®” and “Fiber-Tuned®” are registered trademarks in the United States and “Seamless Ballistic®” is registered in the United States, Madrid and Singapore and pending registration has been applied for in many countries worldwide. “Max Pro-Armor”, Application Number 77/306,318 has been allowed. PetroCeram®, the trademark for our products marketed to the oil and natural gas exploration industry, is registered in the U.S., Saudia Arabia, Russia, Iran, China, Canada, UAE, Norway, Algeria and the European Union.

Employees

As of December 31, 2010 we had 2,067, employees, including 163 employees with undergraduate or graduate degrees in ceramic engineering or related sciences. Of these total employees, 1,596 were in manufacturing, 227 were in engineering and research, 86 were in sales and marketing, and 158 were in general management, finance and administration. We also use temporary labor in some of our production operations. We generally consider our relationship with employees to be excellent. None of our U.S.-based employees are represented by labor unions. The employees of ESK Ceramics have elected a work council, an entity which represents employees and is entitled to information and co-determination rights under German law. We consider our relationship with the work council to be good.

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

EXECUTIVE OFFICERS OF CERADYNE

Our executive officers and their ages as of February 24, 2011 are as follows:

Name	Age	Position
Joel P. Moskowitz	71	Chairman of the Board, Chief Executive Officer and President

David P. Reed	56	Vice President, and President of North American Operations and Assistant Corporate Secretary

Jerrold J. Pellizzon	57	Chief Financial Officer and Corporate Secretary

Michael A. Kraft	48	Vice President of Nuclear and Semiconductor Business Units

Thomas Jüngling	47	Vice President, and President of ESK Ceramics

Bruce R. Lockhart	48	Vice President, and President of Thermo Materials

Jeffrey J. Waldal	46	Vice President, and President of Semicon Associates

Thomas A. Cole	64	Vice President, Business Development

Terry M. Hart	54	Vice President, Human Resources

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

Terry M. Hart joined Ceradyne in 1998 as manager, Human Resources and was promoted to Director of Human Resources in 2007 and subsequently to Corporate Vice President in 2010. She is currently responsible for all Human Resource functions. Ms. Hart began her career as a workers compensation/payroll administrator at Sears for eight years. She continued as a payroll/personnel administrator at C.A.R.E. Systems, Inc. and was employed there for three years. She was employed for six years at Lockheed-Martin as manager, Human Resources/Payroll and Administrative Services. She was employed for three years at PCI as manager, Human Resources.  Ms. Hart obtained a certificate of Human Resources Management from the University of California, Irvine in 1992, and attended the California State University, Fullerton in 1998 with an emphasis in Business Administration.

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

In recent years, a substantial portion of our revenues has been derived from the sale of defense related products, particularly ceramic body armor, either directly or indirectly to the U.S. government. The sale of defense related products represented 29.1% of our revenues in 2010, 49.6% in 2009 and 61.8% in 2008. We anticipate that a substantial portion of our revenues for the foreseeable future will continue to come from sales of defense related products. Our dependence on defense related business, and on sales of ceramic armor in particular, entails several risks, including those described below.

 Our defense business is highly sensitive to changes in national and international defense and budget priorities. For example, in the years 2003 through 2007, our revenues from the sale of ceramic body armor increased significantly due to the U.S. military’s acceleration of its program to equip its soldiers with ceramic body armor systems, in part, because of the war in Iraq. In 2008, however, demand for ceramic body armor began to decline due in part to the reduction in hostilities in Iraq and because most combat troops were already equipped with the current generation of ceramic body armor, known as ESAPI. The outlook for ceramic body armor in 2011 and beyond is uncertain for several reasons, including uncertainty regarding the rate at which U.S. troops will be withdrawn from Iraq and Afghanistan, and the rate at which the U.S. military will proceed with implementing the next ballistic threat generation of ceramic body armor plates, known as XSAPI (discussed further below). Demand for ceramic body armor could decline further from 2010 levels for a variety of reasons, including a lessening of conflicts in the Middle East and other high risk areas, or a reduction in U.S. defense budget appropriations. If that were to occur, our revenues from the sale of defense related products would be reduced and our profit and cash flow could be materially and adversely affected.

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

Moreover, we believe we will not receive significant additional delivery orders for XSAPI as the U.S. has shown more interest in procuring body armor that weighs less than the current ESAPI and XSAPI body armor inserts while being able to defeat similar ballistic threats. We are currently developing ESAPI and XSAPI designs that weigh 10% to 15% less than the current designs and will offer these to the U.S. Army and other Department of Defense users once these designs meet the current requirements. There is no assurance that we will be successful with these lighter weight designs.

For the next several quarters, demand for ceramic body armor is likely to be the most significant factor affecting our sales.

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

In response to the increased demand for ceramic body armor for military personnel and cam rollers for diesel engines, as well as our other products, we added significant manufacturing capacity since early 2002.

Demand for our products, particularly ceramic armor and cam rollers, may not remain at levels sufficient to utilize all of our manufacturing capacity. Much of our manufacturing facilities and production equipment, such as our furnaces and hot presses, are special purpose in nature and cannot be adapted easily to make other products. Also, a substantial amount of the boron carbide powder produced by ESK Ceramics is currently used by us and our competitors to make ceramic body armor. If the demand for ceramic body armor declines substantially from current levels, ESK Ceramics may have significant under-utilized capacity for boron carbide powder. Therefore, a substantial decline in demand for our ceramic body armor or cam rollers could result in significant excess manufacturing capacity, which would result in under absorption of overhead expense and reduced profit, and we may be required to record impairment charges for the reduction in value of our fixed assets devoted to manufacturing these products. If this were to occur, our earnings would be reduced in the period we incur the impairment charge.

We have been manufacturing ceramic cam rollers for heavy-duty diesel engines since 1999, and now have production contracts to supply cam rollers to several major engine companies. We expect that sales of these cam rollers will begin to decline in 2013 when new U.S. environmental regulations take effect in 2013 for off-highway applications. Additionally the costs to produce cam rollers has increased over the years, one reason being the decline in sales. However in 2010 several efforts were successfully made to increase pricing of these components.

If we fail to increase our non-defense revenue, and if the demand for ceramic body armor decreases, our revenues, profit and cash flow will be materially and adversely affected.

In 2010, 29.1% of our revenues were from sales of defense-related products. Because our dependence on defense-related products exposes us to significant risks, part of our business strategy is to continue to increase our non-defense revenue base by identifying new products and markets for our advanced technical ceramics, and by increasing sales to our existing non-defense customers. Our ability to execute this strategy successfully depends, in part, on our ability to increase market acceptance of our advanced technical ceramics as a replacement for materials such as metals, plastics and traditional ceramics. While advanced technical ceramics have certain advantages over other materials, such as the ability to withstand extremely high temperatures and combining hardness with light weight, they are more expensive to produce. As a result, the market for advanced technical ceramic products may be limited to high-end applications where price is not a critical competitive factor, where the characteristics of advanced technical ceramics may justify the higher costs compared to other materials or where other materials are not suitable. Due to these limitations on the market for advanced technical ceramics, the market for our products may not grow as we anticipate and we may not be able to increase our non-defense revenue base. If we are unable to execute this strategy, and if the demand for ceramic body armor decreases, our revenues, profit and cash flow will be materially and adversely affected.

A significant reduction or elimination of government subsidies and economic incentives or change in government policies may have a material adverse effect on our ceramic crucible business and prospects.

Our ceramic crucibles are used by several photovoltaic cell manufacturers for melting silicon in order to produce polycrystalline silicon wafers used in photovoltaic solar cells. Demand for our ceramic crucibles depends substantially on government incentives aimed to promote greater use of solar power. In many countries in which we currently sell our ceramic crucibles, the solar power markets, particularly the market of on-grid photovoltaic solar systems, would not be commercially viable without government incentives. This is because the cost of generating electricity from solar power currently exceeds, and we believe will continue to exceed for the foreseeable future, the costs of generating electricity from conventional or non-solar renewable energy sources. The scope of the government incentives for solar power depends, to a large extent, on political and policy developments relating to environmental concerns in a given country, which could lead to a significant reduction in or a discontinuation of the support for renewable energies in those countries. Federal, state and local governmental bodies in many of our customers’ key markets, most notably Germany, Italy, Spain, the United States, France, South Korea, Taiwan, India, Japan and China have provided subsidies and economic incentives in the form of rebates, tax credits and other incentives to end users, distributors, system integrators and manufacturers of solar power products to promote the use of solar energy in on-grid applications and to reduce dependency on other forms of energy. Policy shifts could reduce or eliminate these government economic incentives altogether. If that were to occur, sales of our ceramic crucibles could decline substantially.

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

We sell our ceramic orthodontic brackets exclusively to 3M Unitek under a supply agreement with 3M Unitek that expires in December 2013. Under the terms of this agreement, 3M Unitek is required to purchase their Clarity and Transcend brand ceramic orthodontic product lines exclusively from us for as long as 3M Unitek continues to sell those products. This agreement further stipulates that Unitek must purchase from Ceradyne at least 50% of the ceramic orthodontic brackets 3M Unitek requires for next generation designs, which it introduced in 2007. Except under limited circumstances, Ceradyne is not permitted to sell ceramic orthodontic brackets to any other customers under this agreement. As a result of our agreement with 3M Unitek, our revenue from ceramic orthodontic brackets is dependent entirely upon 3M Unitek. 3M Unitek also offers traditional stainless steel orthodontic brackets. We cannot guarantee that 3M Unitek will devote substantial marketing efforts to the sale of our ceramic orthodontic brackets, or that 3M Unitek will not reassess its commitment to our product. If 3M Unitek fails to actively market our ceramic orthodontic brackets or decides to promote a competing product over ours, this could cause the sales of our ceramic orthodontic brackets to decline.

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

Shipments to customers outside of the United States accounted for approximately 51.7% of our sales in 2010, 33.9% of our sales in 2009 and 27.0% of our sales in 2008. Our ESK Ceramics subsidiary is located in Germany. Its sales to customers located outside of the United States represented approximately 95.6% of its total sales during 2010, approximately 74.7% of its total sales during 2009, and approximately 70.7% of its total sales during 2008. The increase in foreign sales in 2010 compared to 2009 was due primarily to increased sales of our products in the Asian market as a result of the opening, in June 2007, of our 98,000 square foot facility in Tianjin, China, where we manufacture ceramic crucibles, primarily for the Chinese market. We commenced construction in 2010 of an additional 218,000 square foot facility in Tianjin, China to expand production capacity for ceramic crucibles. We believe that this new facility, which we completed in January 2011, will facilitate further growth in sales in the Asian market.

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

Our ESK Ceramics subsidiary, located in Kempten, Germany invoices approximately 76.5% of its sales in Euros. ESK Ceramics’ sales to customers located in the United States are invoiced in U.S. dollars. If the Euro becomes more expensive relative to the currencies of ESK Ceramics’ customers located outside the European Union, the price of its products sold to customers in those countries will rise and its sales into those countries may fall.

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

Electricity is essential for the production of our products and comprises a significant portion of our cost of product sales. The cost of electricity for our manufacturing operations in the United States, Europe and China was approximately $14.7 million during 2010, approximately $12.7 million during 2009, and approximately $13.2 million during 2008. Over the last several years, the cost of electricity from utility companies has increased, particularly in California. During the fourth quarter of 2010, we closed our hot press manufacturing operation in Costa Mesa, California as a result of reduced demand for ceramic body armor solutions and the high cost of doing business in the State, especially the high cost of electricity, which is integral to our manufacturing operations. We consolidated all hot press operations into our existing manufacturing plant in Lexington, Kentucky. We recognized a restructuring charge of $3.5 million during the year ended December 31, 2010 to write down the value of long-lived assets associated with the closure of the hot press manufacturing operation in Costa Mesa, California.

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

Our long term investments at December 31, 2010 included $15.8 million of auction rate securities which is net of the cumulative to date pre-tax impairment and pre-tax other than temporary impairment charges. Cumulatively to date, we have incurred $9.2 million in pre-tax charges due to other-than-temporary reductions in the value of our investments in auction rate securities, realized losses of $4.9 million from sales of auction rate securities and pre-tax temporary impairment charges of $2.3 million reflected in other comprehensive income. Our investments in auction rate securities represent interests in insurance securitizations collateralized by pools of residential and commercial mortgages, asset backed securities and other structured credits relating to the credit risk of various bond guarantors that mature at various dates from June 2021 through July 2052. These auction rate securities were intended to provide liquidity via an auction process which is scheduled every 28 days, that resets the applicable interest rate, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. Interest rates are capped at a floating rate of one month LIBOR plus additional spread ranging from 1.25% to 4.00% depending on prevailing rating. During the second half of the year 2007, through 2008, 2009 and 2010, the auctions for these securities failed. As a result of current negative conditions in the global credit markets, auctions for our investment in these securities have recently failed to settle on their respective settlement dates. Consequently, investments are not currently liquid through the normal auction process and may be liquidated if a buyer is found outside the auction process. Although the auctions have failed, we continue to receive underlying cash flows in the form of interest income from the investments in auction rate securities. As of December 31, 2010, the fair value of our investments in auction rate securities was below cost by approximately $11.5 million. The fair value of the auction rate securities has been below cost for more than one year. If they remain illiquid and a buyer is not found outside the auction process, the value of these securities may decline further.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We serve our markets through four operating segments with manufacturing facilities in several locations across the United States, one in Canada, two in China, one in Europe and one in India. Please see the table under the caption “Operating Segments and Facilities” in Item 1 of this report for a summary of our facilities and products comprising our four operating segments.

ITEM 3. LEGAL PROCEEDINGS

Ceradyne is from time to time involved in various legal proceedings that are incidental to its business. However, to management’s knowledge, there currently are no material pending legal proceedings involving Ceradyne of any of its subsidiaries.

 ITEM 4. [REMOVED AND RESERVED]

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Stock Market under the symbol “CRDN.” The following table shows the high and low closing sale prices for our common stock as reported by the  NASDAQ Stock Market during the calendar quarters indicated:

	High	Low
Year Ended December 31, 2009
First Quarter	$24.84	$14.36
Second Quarter	$23.44	$17.24
Third Quarter	$20.25	$16.04
Fourth Quarter	$19.60	$15.95
Year Ended December 31, 2010
First Quarter	$24.21	$19.25
Second Quarter	$23.58	$19.97
Third Quarter	$25.71	$19.85
Fourth Quarter	$31.79	$22.63

As of February 19, 2011, there were 346 holders of record of our common stock.

We have never declared or paid cash dividends on our common stock and do not plan to pay any cash dividends in the near future. Our current policy is to retain all funds and earnings for use in the operation and expansion of our business.

We did not sell any equity securities during the year ended December 31, 2010 that were not registered under the Securities Act of 1933.

The following table sets forth information regarding shares of our common stock that we repurchased during the fourth quarter ended December 31, 2010.

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
Month No. 1 (October 1 to October 31, 2010)	43,031	$23.97	2,841,268	$29,673,288
Month No. 2 (November 1 to November 30, 2010)	158,103	$24.65	2,999,371	$25,775,450
Month No. 3 (December 1 to December 31, 2010)	-	-	2,999,371	$25,775,450
Total	201,134	$24.51	2,999,371	$25,775,450

(1)
On March 4, 2008, we announced that our board had authorized the repurchase of up to $100.0 million of our common stock in open market transactions, including block purchases, or in privately negotiated transactions. We did not set a time limit for completion of this repurchase program, and we may suspend or terminate it at any time.

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data as of December 31, 2006, 2007 and 2008 and for the years ended December 31, 2006 and 2007 are derived from our audited consolidated financial statements for those periods, which are not included in this report. The selected consolidated financial data as of December 31, 2009 and 2010 and for the years ended December 31, 2008, 2009 and 2010 are derived from our audited consolidated financial statements which are included in this report beginning on page F-1. The following data is qualified in its entirety by and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and the related notes included elsewhere in this report.

	Year Ended December 31,
	2010	2009(1)	2008(2)	2007(3)	2006
	(amounts in thousands, except per share data)
Statement of Income Data:
Net sales	$402,938	$400,575	$680,197	$756,835	$662,888
Cost of product sales	295,078	298,956	414,885	450,787	401,991
Gross profit	107,860	101,619	265,312	306,048	260,897
Operating expenses:
Selling, general and administrative	61,940	65,643	75,120	67,718	58,212
Research and development	11,692	12,258	14,782	17,552	9,909
Acquisition related charges	1,567	(768)	9,824	-	-
Restructuring - plant closure and severance	3,505	12,924	-	-	-
Goodwill impairment	-	3,832	-	-	-
Total operating expenses	78,704	93,889	99,726	85,270	68,121
Income from operations	29,156	7,730	165,586	220,778	192,776
Other income (expense):
Interest income	5,355	4,091	7,553	12,394	6,687
Interest expense	(6,247)	(7,119)	(7,876)	(7,618)	(7,236)
Gain on early extinguishment of debt	-	1,881	-	-	-
Loss on auction rate securities	(978)	(5,187)	(5,870)	(2,114)	-
Miscellaneous, net	1,085	(979)	1,511	(311)	(799)
Total other income (expense)	(785)	(7,313)	(4,682)	2,351	(1,348)
Income before provision for income taxes	28,371	417	160,904	223,129	191,428
(Benefit) provision for income taxes	(905)	(8,098)	56,424	80,946	64,934
Net income	$29,276	$8,515	$104,480	$142,183	$126,494

Net income per share:
Basic	$1.16	$0.33	$3.95	$5.22	$4.70
Diluted	$1.15	$0.33	$3.91	$5.13	$4.62
Weighted average number of common shares outstanding:
Basic	25,191	25,684	26,446	27,252	26.924
Diluted	25,370	25,802	26,689	27,732	27,352
	As of December 31,
	2010	2009	2008	2007	2006
Balance Sheet Data:
Cash, cash equivalents and short term investments	$246,296	$239,820	$221,422	$184,685	$204,112
Working capital	414,414	406,207	400,835	353,923	332,063
Total assets	865,313	849,704	854,527	782,654	613,001
Total long-term debt	85,599	82,163	102,631	98,748	95,153
Stockholders’ equity	652,209	649,717	638,994	591,817	421,881

(1)	The operations of Diaphorm have been consolidated with ours since June 1, 2009.
(2)	The operations of SemEquip, Inc. have been consolidated with ours since August 11, 2008.
(3)	The operations of Minco, Inc. have been consolidated with ours since July 10, 2007. The operations of Ceradyne Boron Products have been consolidated with ours since September 1, 2007.

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

Overview

We develop, manufacture and market advanced technical ceramic products, ceramic powders and components for defense, industrial, energy, automotive/diesel and commercial applications. Our products include:

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

•	nuclear chemistry products for use in pressurized water reactors and boiling water reactors;

•	boron dopant chemicals for semiconductor silicon manufacturing and for ion implanting of silicon wafers;

•	ceramic bearings and bushings for oil drilling and fluid handling pumps;

•	ceramic micro-reactors used to process chemicals; and

•	PetroCeram® sand filters for oil and gas recovery.

Our customers include the U.S. government, prime government contractors, companies engaged in solar energy, oil and natural gas exploration and nuclear energy, and large industrial, automotive, diesel and commercial manufacturers in both domestic and international markets.

Prior to October 2010, we reported our operations through six operating segments. To more accurately reflect our current operations, executive reporting structure and organization, and internal reporting we modified our segment structure and reporting to reflect that we operate through four operating segments each led by a different senior executive that reports directly to our Chief Executive Officer. The changes made to arrive at the four segments from the six previous segments were that the former Semicon Associates segment is now included in the Advanced Ceramics Operations segment and the former Ceradyne Canada segment is now included in the Boron segment. All of the financial data for 2010, 2009 and 2008 have been changed to reflect four segments.

The following table includes a summary of our products by applications and locations as of December 31, 2010 for our four segments. In January 2011, we announced the acquisition of VIOX Corporation. The table below does not include the facilities or products of VIOX Corporation.

Operating Segment and Facility Location	Products
Ceradyne Advanced Ceramic Operations

          Costa Mesa and Irvine, California
Approximately 216,000 square feet

          Lexington, Kentucky
Approximately 150,000 square feet

          Wixom, Michigan
Approximately 29,000 square feet

          Salem, New Hampshire
Approximately 16,000 square feet

          Mountain Green, Utah
Approximately 18,000 square feet

          Bangalore, India
Approximately 21,000 square feet

Defense Applications:
•   Lightweight ceramic armor
•   Enhanced combat helmets

Industrial Applications:
•   Ceralloy® 147 SRBSN wear parts
•   Precision ceramics
•   Ceramic-impregnated dispenser cathodes for microwave tubes, lasers and cathode ray tubes

Energy Applications:
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

Energy Applications:
•   PetroCeram® sand filters
•   TETRABOR® nuclear powders

Automotive/Diesel Applications:
•   EKagrip® functional and frictional coatings

Commercial Applications:
•   BORONEIGE® boron nitride powder for cosmetics

Ceradyne Thermo Materials Scottdale and Clarkston, Georgia Approximately 225,000 square feet Tianjin, China Approximately 316,000 square feet Midway, Tennessee Approximately 105,000 square feet
Defense Applications:
•   Missile radomes (nose cones)
•   High purity fused silica used to manufacture missile radomes (nose cones)

Industrial Applications:
•   Glass tempering rolls
•   Metallurgical tooling
•   Castable and other fused silica products
•   Turbine components used in aerospace applications

Energy Applications:
•   Crucibles for photovoltaic solar cell applications
•   High purity fused silica used to manufacture crucibles

Boron Quapaw, Oklahoma Approximately 128,000 square feet North Billerica, Massachusetts Approximately 19,000 square feet Chicoutimi, Quebec, Canada Approximately 86,000 square feet
Energy Applications:
•   Nuclear chemistry products for use in pressurized water reactors and boiling water reactors
•   Radioactive containment for use in spent fuel transport and storage
•   Burnable poisons for coating of uranium fuel pellets
•   Boral® structural neutron absorbing materials
•   Metal matrix composite structures

Industrial Applications:
•   Cluster molecules such as B18H22 for ion implantation for next generation
     P-dopants
•   Ionization chambers for ionizing cluster molecules for ion implantation
•   Development of cluster ion implantation sub-systems
•   Advanced ion source materials for the manufacture of logic and memory chips

The tables below show, for each of our four segments, revenues and income before provision for income taxes in the periods indicated.

Segment revenues (in millions):
	Year Ended December 31,
	2010	2009	2008
Advanced Ceramic Operations	$152.6	$221.8	$459.0
ESK Ceramics	130.7	105.1	152.2
Thermo Materials	98.8	66.1	80.2
Boron	35.0	29.0	24.2
Inter-segment elimination	(14.2)	(21.4)	(35.4)
Total revenue from external customers	$402.9	$400.6	$680.2

Segment income (loss) from operations and income before taxes (in millions):
	Year Ended December 31,
	2010	2009	2008
Advanced Ceramic Operations	$(23.1)	$25.0	$148.6
ESK Ceramics	21.1	(21.5)	7.2
Thermo Materials	34.0	14.7	23.5
Boron	(2.4)	(11.0)	(15.5)
Inter-segment elimination	(0.4)	0.5	1.8
Total segment income from operations	29.2	7.7	165.6
Other expense	(0.8)	(7.3)	(4.7)
Total income before provision for taxes	$28.4	$0.4	$160.9

Prior to the quarter ending December 31, 2010, we categorized our products into four market applications or sectors of the general economy. Because of the significant increase in our sales to the energy markets and our strategy to direct more of our resources and development efforts to this sector of the economy, we are adding the energy sector as a fifth market application or sector of the economy. Previously, sales to the energy sector have been reported in the industrial category. The tables below show the amount of sales (in millions) and the percentage contribution of our total sales to external customers of each market application or sector of the economy in the different time periods.

	Year Ended December 31,
	2010	2009	2008
Defense	$117.3	$198.7	$421.0
Industrial	138.6	102.7	149.5
Energy	99.9	62.2	57.7
Automotive/Diesel	35.9	25.2	39.4
Commercial	11.2	11.8	12.6
Total	$402.9	$400.6	$680.2

	Year Ended December 31,
	2010	2009	2008
Defense	29.1%	49.6%	61.9%
Industrial	34.4	25.6	22.1
Energy	24.8	15.5	8.3
Automotive/Diesel	8.9	6.3	5.8
Commercial	2.8	3.0	1.9
Total	100.0%	100.0%	100.0%

The principal factor contributing to our growth in sales from 2002 through 2007 was increased demand by the U.S. military for ceramic body armor that protects soldiers, which was driven primarily by military conflicts such as those in Iraq and Afghanistan. This demand was driven by recognition of the performance and life saving benefits of utilizing advanced technical ceramics in lightweight body armor. Our sales declined in 2008 primarily because of a reduction in shipments of body armor. Our sales declined in 2009 primarily because of a continued reduction in shipments of body armor and also due to a decline in sales of our industrial, automotive/diesel and commercial market product lines due to the severe economic recession. In 2010, sales of body armor continued to decline. However, sales from energy related products grew by 61.6% in 2010 when compared to 2009. Most of this growth in energy sales was generated by sales of our ceramic crucibles used in the production of photovoltaic cells for solar panels. Additionally, sales of industrial and automotive/diesel products rebounded sharply, particularly at our ESK Ceramics subsidiary. Commencing in 2004, several strategic acquisitions, which are described below, have also contributed to our sales growth.

To illustrate the impact of body armor, energy-related products and our acquisitions, the following table shows our sales from body armor, from energy-related products, from our acquisitions, and from all other sources for each of the years 2002 through 2010 (in millions).

	2010	2009	2008	2007	2006	2005	2004	2003	2002
Sales from body armor	$70.4	$170.0	$385.0	$535.3	$479.4	$199.5	$120.3	$58.2	$26.2
Sales from energy products:
Gross sales from energy products	99.9	62.2	57.7	20.9	11.9	9.8	5.3	2.5	1.7
Less sales from energy products included in acquisitions	(28.5)	(24.5)	(11.4)	(4.5)	(3.2)	(3.2)	(0.7)	-	-
Sales from energy products due to organic growth	71.4	37.7	46.3	16.4	8.7	6.6	4.6	2.5	1.7
Sales from acquisitions	191.1	136.8	177.1	142.6	110.2	109.8	36.0	-	-
All other sales	70.0	56.1	71.8	62.5	64.6	52.4	54.7	40.8	33.3
Total sales	$402.9	$400.6	$680.2	$756.8	$662.9	$368.3	$215.6	$101.5	$61.2

Sales of ceramic body armor represented the majority, and most volatile, portion of our defense business, rising from approximately $26.2 million, or 42.8% of our total sales in 2002, to a peak of approximately $535.3 million, or 70.7% of our total sales in 2007, and then declining to approximately $70.4 million, or 17.5% of our total sales in 2010. Shipments of the first generation of ceramic body armor, known as small armed protective inserts, or SAPI, began before 2002 and accelerated rapidly with the onset of the war in Afghanistan in 2002 and thereafter the war in Iraq. Shipments of the second generation of ceramic body armor, known as enhanced small armed protective inserts, or ESAPI, began in 2005. The military’s subsequent decision to deploy ESAPI body armor “full fleet,” that is, to replace all SAPI body armor with the new ESAPI body armor, and the introduction in 2006 of enhanced side ballistic inserts, known as ESBI, which protect the sides of the soldier’s torso, resulted in continued growth in our sales of ceramic body armor, ultimately reaching our peak sales of body armor in 2007. Once “full fleet” was achieved, our sales of body armor began a steady decline.

In October 2008, we were awarded an Indefinite Delivery/Indefinite Quantity, or ID/IQ, contract by the U.S. Army for the next ballistic threat generation of ceramic body armor plates, called XSAPI, as well as for the current generation ESAPI plates. This five-year contract has a maximum value of $2.37 billion and allows the U.S. Army to order either XSAPI or ESAPI body armor from us. Through December 31, 2010, we have shipped $86.6 million of body armor against delivery orders received by us under this ID/IQ contract, and we expect to ship an additional $56.1 million under existing orders during 2011. With less than three years remaining under this ID/IQ contract and the wars in Iraq and Afghanistan winding down, we expect that the total amount of body armor that we ultimately ship under this contract will be substantially less than the maximum amount.

For 2011 and for the next several years, we expect that our sales of body armor will continue, but at more moderate levels than in the past. We believe there will continue to be a viable replacement business for body armor inserts that is procured through the Defense Supply Center Philadelphia (DSCP) and directly through the Army. We will also continue to bid on Foreign Military Sales (FMS) for the first generation of SAPI body armor through our existing ID/IQ contract with Aberdeen Proving Grounds.

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

The following acquisitions resulted from a strategy to grow and expand our non-defense business through the selective acquisition of companies and product lines closely related to our core competency in advanced technical ceramics and materials, as well as to expand our defense business with complementary product lines on an opportunistic basis.

We acquired ESK Ceramics in August 2004.  Based in Kempten, Germany, ESK Ceramics manufactures industrial technical ceramic powders and advanced technical ceramic products. This acquisition provided us with both a broad line of non-defense products, and it assured us of a supply of boron carbide powder, which serves as a starter ceramic powder in the manufacture of our lightweight ceramic body armor. The lower demand for body armor since 2007 has negatively impacted inter-segment sales of boron carbide powder by our ESK Ceramics subsidiary to our Advanced Ceramic Operations division.

In June 2006, we purchased the assets and technology related to the Boral® line of aluminum metal matrix composites that serve as part of a barrier system for spent fuel storage in the nuclear industry. We moved these assets to our Ceradyne Canada facility in Chicoutimi, Quebec, Canada. This product line is now included in our Boron operating segment.

Minco, Inc., which we acquired in July 2007, is included in our Thermo Materials operating segment. Based in Midway, Tennessee, Minco manufactures fused silica powders for a wide range of industrial applications. The fused silica powder manufactured by Minco is a key raw material that our Thermo Materials division uses to manufacture missile radomes (nose cones) and ceramic crucibles that our customers use for melting silicon in the photovoltaic solar cell manufacturing process, as well as being sold as a mold for precision investment casting.

We acquired EaglePicher Boron, LLC in August 2007.  This subsidiary, which we renamed Boron Products, LLC, is included in our Boron operating segment and produces the boron isotope 10B. This isotope is a strong neutron absorber and is used for both nuclear waste containment and nuclear power plant neutron radiation critical control. Boron Products also produces complementary chemical isotopes used in the normal operation and control of nuclear power plants. The boron isotope 11B is used in the semiconductor manufacturing process as an additive to semiconductor grade silicon as a “doping” agent and where ultra high purity boron is required.

In June 2008, we purchased certain assets and technology related to proprietary technical ceramic bearings used for “down hole” oil drilling and for coal bed methane pumps and steam assisted oil extraction pumps. This technology and product line, which we include in our Advanced Ceramic Operations operating segment, are located in our Lexington, Kentucky, facility. These bearings incorporate ceramic parts supplied by our ESK Ceramics subsidiary.

In August 2008, we acquired SemEquip, Inc., a late-stage startup technology company located in Billerica, Massachusetts. SemEquip develops and markets “cluster molecules” such as B18H22 for use in the ion implantation of boron (B) in the manufacture of semiconductors. SemEquip, which we include in our Boron operating segment, owns a portfolio of approximately 50 issued and pending U.S. patents, and corresponding issued and pending patents in several foreign countries.

In June 2009, we acquired substantially all of the business and assets and all technology and intellectual property related to ballistic combat and non-combat helmets of Diaphorm Technologies, LLC, based in Salem, New Hampshire. Based on this technology, we submitted a proposal to the U.S. Marine Corps Systems Command in June 2009 in response to a solicitation for the procurement of Enhanced Combat Helmets (ECH), which are intended to provide substantially increased levels of protection compared to combat helmets now in use. In late July 2009, in response to our proposal, the U.S. Marine Corps System Command awarded us a contract for up to a maximum of 246,840 helmets. After an extended period of testing, we received an order for First Article Test helmets, which we delivered in January and February 2011. Our strategy regarding this acquisition is to combine our successful track record in body armor programs with the proprietary helmet-forming technologies acquired from Diaphorm to create a world class manufacturer of Enhanced Combat Helmets. The U.S. government is continuing to attempt to qualify other ECH manufacturers.

We acquired VIOX Corporation on January 3, 2011. Located in Seattle, Washington, VIOX develops, manufactures and markets specialty glass compositions for a wide range of electronic, industrial and health care markets. VIOX will be included in our Advanced Ceramic Operations operating segment. VIOX has developed a specialty glass formulation for polycrystalline silicon photovoltaic solar applications. VIOX’ customers add electrically conducting powdered metals such as silver or aluminum to the VIOX powdered specialty glass. Many of the ultimate solar users of VIOX’ glass are also customers for Ceradyne’s high purity ceramic solar crucibles.

Our order backlog was $185.8 million as of December 31, 2010 and $135.5 million as of December 31, 2009. Orders for ceramic armor (encompassing body, vehicle and other miscellaneous armor) represented approximately $83.4 million, or 44.9% of the total backlog as of December 31, 2010 and $70.9 million, or 52.3% of the total backlog as of December 31, 2009. Of the total ceramic armor, orders for ceramic body armor amounted to approximately $78.4 million, or 42.2% of the total backlog as of December 31, 2010 and $50.5 million, or 37.3% of the total backlog as of December 31, 2009. We expect that substantially all of our order backlog as of December 31, 2010 will be shipped during 2011.

Our sales to customers located outside of the United States have varied in recent years, representing $208.4 million, or 51.7% of net sales in 2010, $135.8 million, or 33.9% of net sales in 2009, and $184.0 million, or 27.0% of net sales in 2008. We currently have sales offices in Germany, China, England and Canada as well as commissioned independent sales representatives in other parts of Europe and Asia. Of our sales to customers located outside the United States, 52.4% were denominated in U.S. dollars during 2010.

Net Sales. Our net sales consist primarily of revenues from the sale of products, which we recognize when an agreement of sale exists, the product has been delivered according to the terms of the sales order and collection is reasonably assured. We may reduce revenue with reserves for sales returns. Allowances for sales returns, which are recorded at the time revenue is recognized, are based upon historical sales returns. We did not include a sales return provision at December 31, 2010, 2009 and 2008 because our historical experience with sales returns leads us to conclude that no allowance for sales returns is necessary.

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

The cost of electricity comprises a significant portion of our cost of product sales. Our high electricity utilization is a direct result of the use of high temperature furnaces to hot press ceramic body armor inserts and to sinter silicon nitride (“Si3N4”) for industrial products. Several years ago, we recognized the need to mitigate the cost of electricity and in 2003 we embarked on a plan to move production from California to Lexington, Kentucky. To date, we have moved all of our Si3N4 furnaces to Kentucky and have established three new hot press lines in Kentucky. During the fourth quarter of 2010, we closed our hot press manufacturing operation in Costa Mesa, California as a result of reduced demand for ceramic body armor and the high cost of doing business in the State, especially the high cost of electricity, which is integral to our manufacturing operations. The electricity cost in Kentucky is more stable than California because of the presence of coal fired power plants. The price of electricity in Kentucky has been stable for the past three years and is projected by our supplier to continue to be stable over the next few years. We have a policy of locating new production facilities that require high levels of electricity in regions of the world that have either available hydroelectric or coal fired power plants.

The cost of electricity for our manufacturing operations in the United States and Europe was approximately $14.7  million, or 5.0% as a percentage of cost of product sales in 2010, $12.7 million, or 4.2% as a percentage of cost of product sales in 2009, and approximately $13.2 million, or 3.2% as a percentage of cost of product sales in 2008. Management utilizes utility industry specialists and consultants to help manage and implement strategies to minimize annual energy price increases at our Advanced Ceramic Operations’ California facilities. For other locations in the United States and Germany, management’s strategy is to enter into long term contracts to obtain fixed price increases in order to increase its ability to accurately forecast future energy costs and ensure a stable cost structure. Fluctuations in the cost of electricity affect our ability to accurately forecast future energy costs and consequently our profitability. If the cost of electricity were to increase substantially, our gross profit margins may decline.

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

Selling, General and Administrative Expenses. Our selling expenses consist primarily of salaries and benefits for direct sales and marketing employees, commissions for direct sales employees and for independent sales representatives, trade show expenses, rent for our sales offices, product literature, and travel and entertainment expenses. Our general and administrative expenses consist primarily of employee salaries and benefits, employee bonuses, which are computed quarterly and accrued in the quarter earned, professional service fees, rent for facilities and expenses for information technology.

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

	Net Increase (Decrease)
	Long-Term Debt	Debt Issuance Costs	Deferred Tax Liability	Additional Paid In Capital	Retained Earnings
Allocation of long term debt proceeds and issuance costs to equity component on issuance date	$(29,261)	$(1,018)	$11,015	$17,228	$-
Cumulative retrospective impact from amortization of discount on liability component and debt issuance costs	7,009	386	(2,583)	-	(4,040)
Cumulative retrospective impact at January 1, 2008	(22,252)	(632)	8,432	17,228	(4,040)
Retrospective impact from amortization of discount on liability component and debt issuance costs during the year	3,883	163	(1,450)	-	(2,270)
Cumulative retrospective impact at December 31, 2008	$(18,369)	$(469)	$6,982	$17,228	$(6,310)

The adoption of the new accounting guidance also resulted in increased interest expense of approximately $3.7 million and decreased net income by $2.3 million in 2008. The retrospective impact to earnings per share was a decrease of $0.09 in 2008.

As of December 31, 2010 and 2009, the long-term debt and the equity component (recorded in additional paid in capital, net of income tax benefit), determined in accordance with the new accounting guidance for convertible debt, comprised the following (in thousands):

	December 31, 2010	December 31, 2009
Long-term debt
Principal amount	$93,100	$93,100
Unamortized discount	(7,501)	(10,937)
Net carrying amount	$85,599	$82,163
Equity component, net of income tax benefit	$16,399	$16,399

The discount on the liability component of long-term debt is being amortized using the effective interest method based on an annual effective rate of 7.5%, which represented the market interest rate for similar debt without a conversion option on the issuance date, through December 2012, which coincides with the first date that holders of the Notes can exercise their put option, as discussed in Note 4 of Notes to Consolidated Financial Statements commencing at page F-6 of this report. The amount of interest expense recognized relating to both the contractual interest coupon and the amortization of the discount on the liability component was $6.1 million in 2010, $6.7 million in 2009 and $7.4 million in 2008.

Results of Operations

The following table sets forth certain income and expense items from our financial statements for the years ended December 31, 2010, 2009 and 2008 expressed as a percentage of net sales.

	Year Ended December 31,
	2010	2009	2008
Net sales	100.0%	100.0%	100.0%
Cost of product sales	73.2	74.6	61.0
Gross profit	26.8	25.4	39.0
Operating expenses:
Selling, general and administrative	15.4	16.4	11.1
Research and development	2.9	3.1	2.2
Acquisition related charges	0.4	(0.2)	1.4
Restructuring - plant closure and severance	0.9	3.2	—
Goodwill impairment	—	1.0	—
Income from operations	7.2	1.9	24.3
Other income (expense)	(0.2)	(1.8)	(0.7)
Income before provision for income taxes	7.0	0.1	23.6
Net income	7.2%	2.1%	15.4%

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Net Sales

Our total net sales for the years ended December 31, 2010 and 2009 were as follows (dollars in millions):

	2010	2009
Net sales	$402.9	$400.6
Increase (decrease) in net sales	$2.3	$(279.6)
Percentage change in net sales	0.6%	(41.1)%

Sales increased due to higher shipments of crucibles to the solar energy market, an increase of industrial sales at our ESK Segment which were offset by a reduction in body armor shipments. Overall, net sales for the year ended December 31, 2010 of our defense related products were $117.3 million, a decrease of $81.4 million, or 41.0%, from $198.7 million in the prior year as shipments of body armor were sharply lower due to reduced demand from the U.S. military. Sales for the year ended December 31, 2010 of energy products amounted to $99.9 million, an increase of $37.6 million, or 60.6%, from $62.3 million in the prior year as sales of ceramic crucibles to the solar industry continued to grow. Sales for the year ended December 31, 2010 of industrial products amounted to $138.6 million, an increase of $35.9 million, or 35.0%, from $102.7 million in the prior year

Sales of automotive/diesel products for the year ended December 31, 2010 were $35.9 million, an increase of $10.8 million, or 42.7%, from $25.1 million in the prior year. Sales to the automotive/diesel market represented 8.9% of sales for the year ended December 31, 2010 and 6.3% of sales for the year ended December 31, 2009. The recent events in the automotive industry have not had a material impact on our results of operations or liquidity. We have not experienced any modifications to payment terms due to issues involving customer liquidity in this industry segment.

Our net sales of commercial products for the year ended December 31, 2010 were $11.2 million, a decrease of $0.6 million, or 5.2%, from $11.8 million in the prior year.

Our Advanced Ceramic Operations segment had net sales for the year ended December 31, 2010 and 2009 as follows (dollars in millions):

	2010	2009
Net sales	$152.6	$221.8
Increase (decrease) in net sales	$(69.2)	$(237.2)
Percentage change in net sales	(31.2)%	(51.7)%

The primary reason for lower 2010 net sales was that shipments of ceramic body and other armor components for defense customers amounted to $105.0 million, a decrease of $83.6 million, or 44.3%, from $188.6 million of net sales in the prior year. The primary reason for the decline in shipments was a reduction in demand for XSAPI and ESAPI body armor  from us by the U.S. Army and our unsuccessful bid during the year ended December 31, 2010 for additional XSAPI body armor. Net sales of XSAPI body armor for the twelve months ending December 31, 2010 were $28.6 million. Offsetting the decline in body armor were sales of combat vehicle armor amounting to $21.3 million, an increase of $8.1 million, or 61.4%, from $13.2 million and an increase in 2010 sales of automotive/diesel products to $7.7 million, an increase of $4.2 million, or 119.0%, from $3.5 million due primarily to the increase in production of heavy-duty diesel trucks. In addition, sales of industrial wear products increased by $4.2 million in 2010, due to the slight rebound in general economic conditions.

Our ESK Ceramics segment had net sales for the year ended December 31, 2010 and 2009 as follows (dollars in millions):

	2010	2009
Net sales	$130.7	$105.1
Increase (decrease) in net sales	$25.6	$(47.1)
Percentage change in net sales	24.4%	(31.0)%

On a constant currency basis, sales for the year ended December 31, 2010 were $135.7 million, an increase of $30.6 million from the prior year. We computed sales on a constant currency basis by calculating 2009 sales in actual Euros and applying a monthly average foreign exchange rate of the Euro to the U.S. dollar during 2010, which was then compared to 2010 actual sales in U.S dollars. Sales of industrial products for the year ended December 31, 2010 were $89.3 million, an increase of $25.0 million, or 39.0%, from $64.3 million in the prior year. Sales of automotive/diesel products for the year ended December 31, 2010 were $25.8 million, an increase of $5.7 million, or 28.3%, from $20.1 million in the prior year. The increases in sales for industrial and automotive/diesel products were the result of our achieving increase in unit prices of several product lines and a slight rebound in general economic conditions during 2010. Sales of defense products for the year ended December 31, 2010 were $12.7 million, a decrease of $5.7 million, or 30.8%, from $18.4 million in the prior year. Included in sales of defense products for the year ended December 31, 2010 were inter-segment sales of $12.0 million compared to $16.0 million in the prior year, a decrease of $4.0 million of shipments to our Advanced Ceramic Operations segment. The balance of the decrease was due to a reduction in sales of boron carbide powder to third parties in the defense industry for the year ended December 31, 2010, because their sales of ceramic body armor declined.

Our Thermo Materials segment had net sales for the year ended December 31, 2010 and 2009 as follows (dollars in millions):

	2010	2009
Net sales	$98.8	$66.1
Increase (decrease) in net sales	$32.7	$(14.1)
Percentage change in net sales	49.5%	(17.5%)

The primary reasons for this increase were sales of ceramic crucibles to the solar industry totaling $67.2 million, an increase of $31.6 million, or 88.5%, from $35.6 million of sales in the prior year. Average unit selling prices of ceramic crucibles were constant during the year ended December 31, 2010 compared to the year ended December 31, 2009. Selling prices declined slightly in the first quarter of 2009 year due to increased price competition. Also contributing to the increase were sales to the precision investment casting and refractory industries of $30.1 million, an increase of $10.8 million, or 55.8%, from $19.3 million in the prior year, due to a slight rebound in the industrial sector of the economy. Sales to the defense industry for the year ended December 31, 2010 were $11.2 million, an increase of $2.9 million, or 34.5%, from $8.3 million in the prior year due to an increase in shipments of ceramic missile radomes.

Our Boron segment had net sales for the year ended December 31, 2010 and 2009 as follows (dollars in millions):

	2010	2009
Net sales	$35.0	$29.0
Increase (decrease) in net sales	$6.0	$4.7
Percentage change in net sales	20.9%	19.5%

The primary reasons for this increase in 2010 net sales were sales to the nuclear industry that totaled $22.8 million, an increase of $1.7 million, or 8.3%, from $21.1 million in the prior year and sales to the semiconductor industry of $10.3 million, an increase of $3.3 million, or 45.9%, from $7.0 million in the prior year.

Gross Profit

Our total gross profit for the years ended December 31, 2010 and 2009 were as follows (dollars in millions):

	2010	2009
Gross profit	$107.9	$101.6
Increase (decrease) in gross profit	$6.3	$(163.7)
Gross profit percentage	26.8%	25.4%

The increase in gross profit and gross profit as a percentage of net sales in the year ended December 31, 2010 were caused primarily by an improved sales mix, especially by increased sales of ceramic crucibles, an increase in gross profit at our ESK segment due to increased operating leverage and the pass through of price increases on certain industrial product lines at our ACO and ESK segments.

Also contributing to the increase in gross profits were higher sales and production volumes of most of our industrial product lines caused by increased demand brought on by the recent slight economic rebound.

Our Advanced Ceramics Operation segment had total gross profit for the years ended December 31, 2010 and 2009 as follows (dollars in millions):

	2010	2009
Gross profit	$16.0	$61.6
Increase (decrease) in gross profit	$(45.6)	$(128.9)
Gross profit percentage	10.6%	27.8%

The primary reasons for the decrease in gross profit and gross profit as a percentage of net sales in 2010 were lower volumes of production of body armor and industrial products resulting in an increase of unabsorbed manufacturing overhead expenses, higher scrap rates incurred in the production of body armor especially in XSAPI, and poorer sales mix caused by increased shipments of XSAPI body armor which have lower gross margins than our other body armor products.

Our ESK Ceramics segment had total gross profit for the years ended December 31, 2010 and 2009 as follows (dollars in millions):

	2010	2009
Gross profit	$39.7	$14.5
Increase (decrease) in gross profit	$25.2	$(23.7)
Gross profit percentage	30.4%	13.8%

The increase in gross profit and gross profit as a percentage of net sales in 2010 were the result of price increases to customers for certain product lines, a favorable sales mix, a decrease in unabsorbed manufacturing overhead expenses caused by higher production volumes, and higher sales of all product lines due to increased demand for our products as a result of the recent slight economic rebound. Gross profit in 2009 was adversely impacted by the $1.9 million of charge for accelerated depreciation of fixed assets in connection with the closing of the facility in Bazet, France. Additional information regarding this plant closure is provided below under the caption “Restructuring – Plant Closure and Severance.”

Our Thermo Materials segment had total gross profit for the years ended December 31, 2010 and 2009 as follows (dollars in millions):

	2010	2009
Gross profit	$44.5	$22.5
Increase (decrease) in gross profit	$22.0	$(9.8)
Gross profit percentage	45.1%	34.9%

Gross profit increased in 2010 due to higher production rates of our crucibles allowing more absorption of manufacturing costs per unit produced. Also contributing to the increase in gross profit was increased sales of industrial and refractory products due to the recent economic expansion resulting in a decrease of unabsorbed manufacturing overhead expenses compared to the prior year.

Our Boron segment had total gross profit for the years ended December 31, 2010 and 2009 as follows (dollars in millions):

	2010	2009
Gross profit	$8.0	$2.4
Increase (decrease) in gross profit	$5.6	$0.6
Gross profit percentage	22.9%	8.4%

The increase in gross profits in 2010 was the result of higher sales to the semiconductor and nuclear industries, and a favorable sales mix. Of the $5.6 million increase in gross profit, $4.6 million was from additional gross profit from sales of products to the nuclear and semiconductor industries and improved absorption of fixed manufacturing costs. This increase was partially offset by an increase of $1.0 million in negative gross profit from SemEquip, Inc. to a negative $3.6 million gross profit in the year ending December 31, 2010, from a negative $2.6 million in the prior year.

Operating Expenses

Our operating expenses for the years ended December 31, 2010 and 2009 were as follows (dollars in millions):

	2010	2009
Operating expenses	$78.7	$93.9
Increase (decrease) in operating expenses	$(15.2)	$(5.8)
Percentage change in operating expenses	(16.2)%	(5.9%)
Operating expenses as a percentage of net sales	19.5%	23.4%

Selling, General and Administrative Expenses. Our selling, general and administrative expenses for the years ended December 31, 2010 and 2009 were as follows (dollars in millions):

	2010	2009
Selling, general and administrative expenses	$61.9	$65.6
Increase (decrease) in selling, general and administrative expenses	$(3.7)	$(9.5)
Percentage change in selling, general and administrative	(5.6%)	12.6%
Selling, general and administrative expenses; percentage of net sales	15.4%	16.4%

The decrease in selling, general and administrative expenses was due to a reduction in headcount and related personnel and travel expenses. During the year ended December 31, 2010, we incurred $0.5 million in transaction expenses in connection with our acquisition of VIOX Corporation that was closed in January 2011.

Research and Development Expenses. Our research and development expenses for the years ended December 31, 2010 and 2009 were as follows (dollars in millions):

	2010	2009
Research and development expenses	$11.7	$12.3
Increase (decrease) in research and development expenses	$(0.6)	$(2.5)
Percentage change in research and development expenses	(4.6%)	(17.1%)
Research and development as a percentage of net sales	2.9%	3.1%

The primary reasons for the decrease in research and development expenses were the reduction in headcount and related personnel and travel expenses.

Acquisition Related Charges. Our acquisition related charges for the years ended December 31, 2010 and 2009 were as follows (dollars in millions):

	2010	2009
Acquisition related charges	$1.6	$(0.8)
Increase (decrease) in acquisition related charges	$2.3	$(10.6)
Percentage change in acquisition related charges	Not meaningful	Not meaningful
Acquisition related charges as a percentage of net sales	0.4%	(0.2%)

We incurred an acquisition-related charge of $1.6 million for the year ended December 31, 2010 associated with the adjustment of economic assumptions regarding our purchase of the assets of Diaphorm, LLC in 2009. During the fourth quarter of 2010, we revised the estimated future sales and earnings of Diaphorm, which caused an increase to the estimated acquisition liability and a charge to pre-tax earnings for the year ended December 31, 2010.

Restructuring – Plant Closure and Severance. Our restructuring – plant closure and severance expenses for the years ended December 31, 2010 and 2009 were as follows (dollars in millions):

	2010	2009
Restructuring - plant closure and severance	$3.5	$12.9
Increase (decrease) in restructuring – plant closure and severance	$(9.4)	$12.9
Percentage change in restructuring - plant closure and severance	(72.9%)	Not meaningful
Restructuring - plant closure and severance as a percentage of net sales	0.9%	3.2%

We recorded pre-tax restructuring and severance charges of $3.5 million for the year ended December 31, 2010 in connection with the closing of our hot pressing lines at our facility in Costa Mesa, California. We made this decision to close this facility as a cost-cutting measure to reduce our capacity due to the reduction in body armor demand from peak levels of the past several years. We recorded pre-tax restructuring and severance changes of $12.9 million for the year ended December 31, 2009 in connection with the closing of our facility in Bazet, France. These decisions were consistent with our ongoing objective to lower the costs of our manufacturing operations.

Goodwill Impairment. Our goodwill impairment expenses for the years ended December 31, 2010 and 2009 were as follows (dollars in millions):

	2010	2009
Goodwill impairment	$0.0	$3.8
Increase (decrease) in goodwill impairment	$(3.8)	$3.8
Percentage change in goodwill impairment	Not meaningful	Not meaningful
Goodwill impairment as a percentage of net sales	0.0%	1.0%

We incurred a goodwill impairment charge of $3.8 million in the second quarter of 2009 for the goodwill associated with our Ceradyne Canada operating segment, which is now included in our Boron operating segment. For additional information regarding this impairment charge and our annual test of goodwill for impairment, refer to the discussion of goodwill impairment contained in Note 2 of Notes to Consolidated Financial Statements commencing at page F-6 of this report.

Other Income (Expense). Our other income (expense) for the years ended December 31, 2010 and 2009 were as follows (dollars in millions):

	2010	2009
Other income (expense)	$(0.8)	$(7.3)
Increase (decrease) in other income (expense)	$6.5	$(2.6)
Percentage change in other income (expense)	89.3%	(56.3%)
Other income (expense) as a percentage of net sales	(0.2%)	(1.8%)

We incurred losses from auction rate securities of $5.2 million in in 2009 and $1.0 million in 2010. We also had a $1.9 gain on the early extinguishment of debt in 2009 and we had none in 2010. Interest expense for the year ended December 31, 2010 was $6.2 million, a decrease of $0.9 million, or 12.2%, from $7.1 million because we bought back $27.9 million of the total $121.0 million principal of our convertible bond in 2009. Interest income increased by $1.3 million in 2010 because we slightly increased the maturity of our investments.

Income Taxes. Our (benefit) provision for income taxes for the years ended December 31, 2010 and 2009 were as follows (dollars in millions):

	2010	2009
(Benefit) provision for income taxes	$(0.9)	$(8.1)
Increase (decrease) in (benefit) provision for income taxes	$7.2	$(64.5)
Percentage change in (benefit) provision for income taxes	Not meaningful	Not meaningful
(Benefit) provision for income taxes as a percentage of net sales	(0.2%)	(2.0%)

The tax benefit in 2010 resulted from a net benefit of $5.4 million resulting from the settlement of a refund claim with the State of California and a $484,000 reversal of the liability for uncertain tax positions. The tax benefit in 2009 resulted from a reversal of liability for uncertain tax positions as well as the tax benefits from the expenses and losses due to the closure of our Bazet, France manufacturing facility. We also had a significant part of our pre-tax income originating from our operations in China where we were granted a full tax holiday for 2009 and a reduced statutory tax rate of 12.5% in 2010.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Net Sales

Our total net sales for the years ended December 31, 2009 and 2008 were as follows (dollars in millions):

	2009	2008
Net sales	$400.6	$680.2
Increase (decrease) in net sales	$(279.6)	$(76.6)
Percentage change in net sales	(41.1%)	(10.1%)

The main causes of the decrease in sales were a reduction in body armor shipments and a reduction in sales at our ESK Ceramics subsidiary due to the recent economic contraction. Overall, net sales for the year ended December 31, 2009 of our defense related products were $198.8 million, a decrease of $221.3 million, or 52.7%, from $420.1 million in the prior year and our sales of industrial products amounted to $164.9 million in 2009, a decrease of $43.2 million, or 20.8%, from $208.1 million in the prior year. Sales of automotive/diesel products for the year ended December 31, 2009 were $25.1 million, a decrease of $14.3 million, or 36.2%, from $39.4 million in the prior year and our net sales of commercial products were $11.8 million in 2009, a decrease of $0.8 million, or 6.1%, from $12.6 million in the prior year. The contraction of the global economy was a major reason for the decline in our sales volume and resulting gross profit in our industrial, automotive/diesel and commercial business lines.  Also, contributing to the decline was a decrease in per unit sales prices of crucibles due to increased price competition.

Our Advanced Ceramic Operations segment had net sales for the year ended December 31, 2009 and 2008 as follows (dollars in millions):

	2009	2008
Net sales	$221.8	$459.0
Increase (decrease) in net sales	$(237.2)	$(136.2)
Percentage change in net sales	(51.7%)	(22.9%)

The primary reason for the decrease in sales during the year ended 2009 was that shipments of ceramic body and other armor components for defense customers amounted to $188.6 million, a decrease of $221.1 million, or 54.0%, from $409.7 million of net sales in the prior year. The primary reason for the decline in shipments was a reduction in demand for ESAPI body armor sets from us by the U.S. Army because they achieved their targeted goal of 960,000 total sets of ESAPI received from all suppliers since 2005. This targeted goal of shipments was met at the end of September 2008. We received our first production order for the newest ballistic threat generation of body armor, XSAPI, plates on March 31, 2009 for $76.8 million under the ID/IQ contract discussed above under “Overview,” and commenced shipments during April 2009. Net sales of XSAPI body armor for the year ended December 31, 2009 were $48.2 million. Other decreases in sales were from reductions in sales of combat vehicle armor of $5.1 million. Also contributing to the decrease in 2009 sales was a $12.6 million decline in shipments of automotive/diesel products due primarily to the reduction in production of heavy-duty diesel trucks which was a result of the severe economic contraction during 2009. In addition, sales of industrial wear products declined by $1.7 million in 2009, also due to the severe economic contraction.

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

Our ESK Ceramics segment had net sales for the year ended December 31, 2009 and 2008 as follows (dollars in millions):

	2009	2008
Net sales	$105.1	$152.2
Increase (decrease) in net sales	$(47.1)	$(8.4)
Percentage change in net sales	(31.0%)	(5.2%)

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

Our Thermo Materials segment had net sales for the year ended December 31, 2009 and 2008 as follows (dollars in millions,):

	2009	2008
Net sales	$66.1	$80.2
Increase (decrease) in net sales	$(14.1)	$49.3
Percentage change in net sales	(17.5%)	159.7%

The primary reasons for the decrease in sales in 2009 were a reduction of $6.0 million in the sales of precision investment casting products and a $2.4 million reduction in refractory product sales, both due to the severe economic recession. Revenue from crucibles used in the manufacture of photovoltaic cells was $35.6 million, a decrease of $4.8 million, or 11.9%, from $40.4 million in the prior year. This decrease was caused by lower per unit sales prices due to increased price competition while units sold increased for the year ended December 31, 2009 compared to the prior year. Sales to the defense industry during the year ended December 31, 2009 were $8.3 million, an increase of $1.4 million, or 20.1%, from $6.9 million when compared to the prior year.

Our Boron segment had net sales for the year ended December 31, 2009 and 2008 as follows (dollars in millions):

	2009	2008
Net sales	$29.0	$24.2
Increase (decrease) in net sales	$4.7	$12.5
Percentage change in net sales	19.5%	107.4%

The increase in sales in 2009 resulted from additional shipments to the nuclear industry of $7.4 million and was offset by a decline in sales to the semiconductor industry of $245,000. Additionally, 2009 financial results included a full year of SemEquip’s operations compared to less than five months of results in 2008 as SemEquip was acquired in August 2008.

Gross Profit

Our total gross profit for the years ended December 31, 2009 and 2008 were as follows (dollars in millions):

	2009	2008
Gross profit	$101.6	$265.3
Increase (decrease) in gross profit	$(163.7)	$(40.7)
Gross profit percentage	25.4%	39.0%

The decrease in gross profit and gross profit as a percentage of net sales in the year ended December 31, 2009 was caused primarily by substantially lower sales of body armor, and reduced operating leverage resulting in less absorption of manufacturing overhead expenses in the production of body armor. Our body armor product line was responsible for $119.9 million of the total decrease in gross profit in 2009 compared to 2008.

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

Our Advanced Ceramics Operation segment had total gross profit for the years ended December 31, 2009 and 2008 as follows (dollars in millions):

	2009	2008
Gross profit	$61.6	$190.6
Increase (decrease) in gross profit	$(128.9)	$(59.2)
Gross profit percentage	27.8%	41.5%

The primary reasons for the decrease in gross profit and gross profit as a percentage of net sales in 2009 were lower volumes of production of body armor and industrial products resulting in an increase of unabsorbed manufacturing overhead expenses, higher scrap rates incurred in the production of body armor, and poorer sales mix caused by shipments of lower gross margin SAPI and XSAPI body armor products compared to the prior year.

Our ESK Ceramics segment had total gross profit for the years ended December 31, 2009 and 2008 as follows (dollars in millions):
	2009	2008
Gross profit	$14.5	$38.2
Increase (decrease) in gross profit	$(23.7)	$(10.2)
Gross profit percentage	13.8%	25.1%

The decrease in gross profit and gross profit as a percentage of net sales in 2009 were the result of an unfavorable sales mix due to lower sales of ceramic powder for armor applications, an increase in unabsorbed manufacturing overhead expenses caused by lower production volumes, and lower sales of all product lines due to reduced demand for our products as a result of the recent economic contraction. Gross profit was also adversely impacted by the $1.9 million of charges for accelerated depreciation of fixed assets in connection with the closing of the facility in Bazet, France. Additional information regarding this plant closure is provided below under the caption “Restructuring – Plant Closure and Severance.”

Our Thermo Materials segment had total gross profit for the years ended December 31, 2009 and 2008 as follows (dollars in millions):

	2009	2008
Gross profit	$22.5	$32.9
Increase (decrease) in gross profit	$(10.4)	$25.2
Gross profit percentage	34.9%	41.0%

The primary reason gross profit decreased in 2009 was due to lower unit sales prices of crucibles due to increased price competition, while costs did not decline proportionately. Also contributing to the decrease in gross profit was lower sales of industrial and refractory products due to the recent world-wide economic contraction resulting in an increase of unabsorbed manufacturing overhead expenses compared to the prior year.

Our Boron segment had total gross profit for the years ended December 31, 2009 and 2008 as follows (dollars in millions):

	2009	2008
Gross profit	$2.4	$1.9
Increase (decrease) in gross profit	$0.6	$0.8
Gross profit percentage	8.4%	7.8%

The increase in gross margin was the result of additional sales of products to the nuclear industry and improved absorption of fixed manufacturing costs.

Operating Expenses

Our operating expenses for the years ended December 31, 2009 and 2008 were as follows (dollars in millions):

	2009	2008
Operating expenses	$93.9	$99.7
Increase (decrease) in operating expenses	$(5.8)	$14.5
Percentage change in operating expenses	(5.9%)	17.0%
Operating expenses as a percentage of net sales	23.4%	14.7%

Selling, General and Administrative Expenses. Our selling, general and administrative expenses for the years ended December 31, 2009 and 2008 were as follows (dollars in millions):

	2009	2008
Selling, general and administrative expenses	$65.6	$75.1
Increase (decrease) in selling, general and administrative expenses	$(9.5)	$7.4
Percentage change in selling, general and administrative expenses	(12.6%)	10.9%
Selling, general and administrative expenses; percentage of net sales	16.4%	11.0%

The decrease in selling, general and administrative expenses in 2009 was due to a reduction in headcount and related personnel and travel expenses, and reduced bonuses due to lower pre-tax income in 2009 as compared to 2008. The increase in selling, general and administrative expenses as a percentage of net sales was due to a reduction in net sales that was not fully offset by a proportionate decrease in selling expenses, general and administrative expenses.

Research and Development Expenses.Our research and development expenses for the years ended December 31, 2009 and 2008 were as follows (dollars in millions):

	2009	2008
Research and development expenses	$12.3	$14.8
Increase (decrease) in research development expenses	$(2.5)	$(2.8)
Percentage change in research and development expenses	(17.1%)	(15.8%)
Research and development expenses as a percentage of net sales	3.1%	2.2%

The primary reasons for the decrease in research and development expenses were the reduction in headcount and related personnel and travel expenses. The increase in research and development expenses as a percentage of net sales was due to a reduction in net sales that was not fully offset by a proportionate decrease in research and development expenses.

Acquisition Related Charge. Our acquisition related charges for the years ended December 31, 2009 and 2008 were as follows (dollars in millions):

	2009	2008
Acquisition related charges	$(0.8)	$9.8
Increase (decrease) in acquisition related charges	$(10.6)	$9.8
Percentage change in acquisition related charges	Not meaningful	Not meaningful
Acquisition related charges as a percentage of net sales	(0.2%)	1.4%

We incurred an acquisition-related compensation charge of $9.8 million for the year ended December 31, 2008 associated with a pre-closing commitment by SemEquip, Inc. for incentive compensation for several of its employees and advisors. This $9.8 million charge included $1.7 million of cash paid by Ceradyne at the closing of this acquisition, and the balance represents the discounted present value of the portion of the estimated contingent consideration payable as incentive compensation to these employees and advisors over 15 years. During the third quarter of 2009, we revised the estimated future sales and earnings of SemEquip, which caused a $0.8 million reduction in the estimated acquisition liability and a credit to pre-tax earnings for the year ended December 31, 2009.

Restructuring – Plant Closure and Severance. Our restructuring – plant closure and severance expenses for the years ended December 31, 2009 and 2008 were as follows (dollars in millions):

	2009	2008
Restructuring - plant closure and severance	$12.9	-
Increase (decrease) in restructuring - plant closure and severance	$12.9	-
Percentage change in restructuring - plant closure and severance	Not meaningful	-
Restructuring - plant closure and severance; percentage of net sales	3.2%	-

Included in restructuring – plant closure and severance charges in 2009 are $10.2 million due to the closing of our manufacturing facility in Bazet, France owned by our ESK Ceramics France subsidiary and $2.7 million of severance charges consisting of $1.3 million in the United States and $1.4 million in Germany during the year ended December 31, 2009.

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

We made this decision as a cost-cutting measure to eliminate losses that were incurred at this facility due to the recent severe economic contraction. This decision is consistent with our ongoing objective to lower the costs of our manufacturing operations. As a result, ESK Ceramics France reduced its workforce by approximately 97 employees, primarily composed of manufacturing, production and additional support staff at the plant. Affected employees were eligible for a severance package that includes severance pay, continuation of benefits and outplacement services. The plant was completely closed by the end of 2009 calendar year .

Goodwill Impairment. Our goodwill impairment expenses for the years ended December 31, 2010 and 2009 were as follows (dollars in millions):

	2009	2008
Goodwill impairment	$3.8	-
Increase (decrease) in goodwill impairment	$3.8	-
Percentage change in goodwill impairment	Not meaningful	-
Goodwill impairment as a percentage of net sales	1.0%	-

 We incurred a goodwill impairment charge of $3.8 million in the second quarter of 2009 for the goodwill associated with our Ceradyne Canada operating segment, which is now included in our Boron operating segment. We determined that the demand for our Boral® product line, which was a large part of the revenue of the Ceradyne Canada operating and reporting unit, continued to decline and that this condition required a goodwill impairment test before the annual test for this reporting unit. To complete the test for impairment, we utilized discounted cash flow methodology, which requires the forecasting of cash flows and requires the selection of discount rates. We used available information to make these fair value estimates, including discount rates, commensurate with the risks relevant to our business. Based on the goodwill impairment test performed on the Ceradyne Canada reporting unit, we recorded a $3.8 million impairment charge, which was recognized in the second quarter of 2009. For additional information regarding this impairment charge, refer to the discussion of goodwill impairment contained in Note 2 of Notes to Consolidated Financial Statement commencing at page F-6 of this report.

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

Other Income (Expense). Our other income (expense) for the years ended December 31, 2009 and 2008 were as follows (dollars in millions):

	2009	2008
Other income (expense)	$(7.3)	$(4.7)
Increase (decrease) in Other income (expense)	$(2.6)	$(10.4)
Percentage change in Other income (expense)	56.3%	(181.2%)
Other income (expense) as a percentage of net sales	(1.8%)	(0.7%)

The increase in other income (expense) was primarily caused by a reduction of $3.5 million in interest income on our cash balances and short-term marketable securities because of a substantial decline in interest rates in 2009. This was offset by a reduction of $0.7 million of losses on auction rate securities compared to the losses incurred in 2008 and a gain on an early extinguishment of debt of $1.9 million. Interest expense for the year ended December 31, 2009 was $7.1 million, a decrease of $0.8 million, or 9.6%, from $7.9 million in the prior year because we bought back $27.9 million of the total $121.0 million principal of our convertible bond.

Income Taxes. Our (benefit) provision for income taxes for the years ended December 31, 2009 and 2008 were as follows (dollars in millions):

	2009	2008
(Benefit) provision for income taxes	$(8.1)	$56.4
Increase (decrease) in (benefit) provision for income taxes	$(64.5)	$(25.9)
Percentage change in (benefit) provision for income taxes	Not meaningful	(31.4%)
(Benefit) provision for income taxes as a percentage of net sales	(2.0%)	8.3%

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

The following table presents selected financial information and statistics as of and for the two years ended December 31, 2010 and 2009 (in thousands):

	2010	2009
Cash, cash equivalents and short term investments	$246,296	$239,820
Accounts receivable, net	53,019	53,269
Inventories, net	94,258	100,976
Working capital	414,414	406,207
Annual operating cash flow	76,135	67,773

During the year ended December 31, 2010, we generated $76.1 million of cash from operations compared to $67.8 million for the year ended December 31, 2009. The $76.1 million of cash flow from operations during 2010 is primarily comprised of net income totaling $29.3 million, with $58.1 million of non cash charges included therein, offset by a reduction in net operating assets and liabilities of $11.3 million, mostly due to an increase in prepaid taxes as we have applied for tax refunds by amending previous years’ income tax returns. We invested $44.2 million to expand manufacturing capacity in selected product lines, of which $22.8 million was spent for the expansion of our facilities in China. We also used $19.8 million to buy back 854,134 shares of our stock. In an effort to increase yield, as of December 31, 2010 we had invested a net additional $83.4 million in marketable securities as compared to the end of 2009. As a result, our net cash at December 31, 2010 declined by $68.7 million as compared to a $93.1 million decrease during the year ended December 31, 2009.

Investing activities consumed $123.6 million of cash during the year ended December 31, 2010. We invested $122.9 million for the purchase of marketable securities as we extended the maturities of our investments in an attempt to increase our return. We also spent $44.2 million for the purchase of property, plant and equipment. Included in this amount are $30.9 million for improvements in the production of ceramic crucibles at our China and Atlanta facilities and $2.5 million for the ongoing implementation of our SAP software system. These expenditures for investing activities were partially offset by $39.5 million of proceeds from sales and maturities of marketable securities.

Financing activities during the year ended December 31, 2010 consumed $19.9 million. During the year ended December 31, 2010, we purchased and retired 854,134 shares of our common stock at an aggregate cost of $19.8 million under a stock repurchase program authorized by our Board of Directors. To date, we have purchased and retired a cumulative total of 2,999,371 at an aggregate cost of $74.2 million. We are authorized to repurchase and retire an additional $25.8 million for a total of $100.0 million.

The negative effect of exchange rates on cash and cash equivalents of $1.4 million during the year ended December 31, 2010 was due to our investment in our German subsidiary, ESK Ceramics, and in our two Chinese subsidiaries, Ceradyne (Tianjin) Technical Ceramics, Ltd. and Ceradyne (Tianjin) Advanced Materials Co., Ltd.

During the year ended December 31, 2009, we generated $67.8 million of cash from operations compared to $156.0 million for the year ended December 31, 2008. The $67.8 million of cash flow from operations during 2009 is primarily comprised of net income totaling $8.5 million, with $45.8 million of non cash charges included therein, and a reduction in net operating assets and liabilities, net of assets acquired, of $13.5 million, mostly due to lower revenues during the year. We invested $14.5 million to expand manufacturing capacity in selected product lines and $9.7 million to acquire the assets and business of Diaphorm Technologies LLC, as explained more fully elsewhere. We also used $9.8 million to buy back our stock and $23.2 million to acquire a portion of our outstanding convertible debt, as described more fully below. In an effort to increase yield, as of December 31, 2009 we had invested a net additional $106.0 million in marketable securities as compared to the end of 2008. As a result, our net cash at December 31, 2009 declined by $93.1 million as compared to a $60.2 million increase during the year ended December 31, 2008.

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

Financing activities during the year ended December 31, 2009 consumed $29.8 million. During the year ended December 31, 2009, we purchased and retired 567,000 shares of our common stock at an aggregate cost of $9.8 million under a stock repurchase program authorized by our Board of Directors. We also purchased and retired an aggregate of $27.9 million principal amount of our convertible debt for $23.2 million reducing the outstanding balance of the Notes to $93.1 million. Of the $23.2 million expenditure for the retirement of the debt, $20.2 million is reflected in financing activities and the balance of $3.0 million was attributable to payments of accreted interest on the debt discount and is reflected in cash flows from operating activities. We have $26.8 million remaining of the original $50.0 million authorization by our Board of Directors to repurchase and retire part of the outstanding Notes. The carrying amount of the Notes purchased was $24.1 million and the estimated fair value of the Notes exclusive of the conversion feature was $21.8 million. The difference between the carrying amount of $24.1 million and the estimated fair value of $21.8 million was recognized as a gain of $2.3 million upon early extinguishment of debt, which was partially offset by write off of associated unamortized debt issuance costs of $392,000, resulting in a net gain of $1.9 million. The difference between the estimated fair value of $21.8 million and the purchase price of $23.2 million was $1.4 million and was charged to additional paid-in capital. In May 2008, the FASB Staff issued new accounting guidance for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) which specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the issuer’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.

The negative effect of exchange rates on cash and cash equivalents of $0.5 million during the year ended December 31, 2009 was due to our investment in our German subsidiary, ESK Ceramics, and in our Chinese subsidiary, Ceradyne (Tianjin) Technical Ceramics, Ltd.

During December 2005, we issued $121.0 million principal amount of 2.875% senior subordinated convertible notes due December 15, 2035. As referenced above, we purchased and retired an aggregate of $27.9 million principal amount of our convertible debt for $23.2 million reducing the outstanding balance of the Notes to $93.1 million. Interest on the notes is payable on December 15 and June 15 of each year, commencing on June 15, 2006. The notes are convertible into 17.1032 shares of our common stock for each $1,000 principal amount of the notes (which represents a conversion price of approximately $58.47 per share), subject to adjustment. The notes contain put options, which may require us to repurchase in cash all or a portion of the notes on December 15, 2012, December 15, 2015, December 15, 2020, December 15, 2025, and December 15, 2030 at a repurchase price equal to 100% of the principal amount of the notes to be repurchased plus accrued and unpaid interest, including contingent interest, if any, to but excluding the repurchase date. For further information regarding the Notes, refer to Note 4 of Notes to Consolidated Financial Statements commencing at page F-6 of this report.

In December 2005, we established an unsecured $10.0 million line of credit which expires on March 31, 2011. We expect to renew the line of credit at that time for multiple years. As of December 31, 2010, there were no outstanding amounts on the line of credit. However, the available line of credit at December 31, 2010 has been reduced by outstanding letters of credit in the aggregate amount of $5.0 million. The interest rate on the credit line was 1.01% as of December 31, 2010 which was based on the LIBOR rate for a period of one month, plus a margin of 0.75 percent.

Pursuant to the bank line of credit, we are subject to certain covenants, which include, among other things, the maintenance of specified minimum amounts of net income and liquidity. At December 31, 2009, we were not in compliance with the covenant that required minimum annual net income of $10.0 million. We received a waiver of this covenant during February 2010. We were in compliance with all covenants at December 31, 2010.

Our cash, cash equivalents and short-term investments totaled $246.3 million at December 31, 2010, compared to $221.4 million at December 31, 2009. At December 31, 2010, we had working capital of $414.4 million, compared to $400.8 million at December 31, 2009. Our cash position includes amounts denominated in foreign currencies, and the repatriation of those cash balances from our ESK Ceramics subsidiary does not result in additional tax costs. We believe that our current cash and cash equivalents on hand and cash available from the sale of short-term investments, cash available from borrowings under our revolving line of credit and cash we expect to generate from operations will be sufficient to finance our anticipated capital and operating requirements for at least the next 12 months. Our anticipated capital requirements for 2011 primarily relate to normal replacements of equipment and the completion of the initial expansion of our manufacturing facilities in China that will have a total cost of approximately $36.2 million, of which we expect to spend approximately $9.8 million 2011. We are also reviewing plans for a second expansion of our China facilities that may cost approximately $10.0 million to $12.0 million. To finance the initial expansion in China, we used cash generated from our China operations during 2010, approximately $10.0 million of our existing cash balances held in our bank accounts in China, and the balance was funded from our existing cash balances in the United States. For the second phase of the expansion, we plan to use cash generated from our China operations during 2011. We also may utilize cash, and, to the extent necessary, borrowings from time to time to acquire other businesses, technologies or product lines that complement our current products, enhance our market coverage, technical capabilities or production capacity, or offer growth opportunities. We have no present agreements for any material acquisitions.

Our material contractual obligations and commitments as of December 31, 2010 are as follows (amounts in thousands):

	Payments Due by Period
	Total	Less than 1 Year	2-3 Years	4-5 Years	After 5 Years
Debt, principal amount	$93,100	$-	$-	$-	$93,100
Capital lease obligations	28	18	10	-	-
Non-cancelable leases	7,367	3,068	3,827	472	-
Pension benefits	11,762	869	1,855	2,114	6,924
Information technology systems	1,326	617	709	-	-
Cash commitments for interest expense	51,201	2,677	5,120	5,120	38,284
Utility contract	11,288	7,341	3,947	-	-
Total contractual obligations	$176,072	$14,590	$15,468	$7,706	$138,308

As of December 31 2010, we have $0.8 million of uncertain tax positions. We are unable to make a reasonable estimate regarding settlement of these uncertain tax positions, and as a result, they have been excluded from the table.

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

Sales Recognition. Sales are recorded when all of the following have occurred: an agreement of sale exists, the product has been delivered according to the terms of the sales order, title has been transferred and collection is reasonably assured. Management is required to make judgments about whether or not collection is reasonably assured. We may reduce revenue with reserves for sales returns. Allowances, which are recorded at the time revenue is recognized, are based upon historical sales returns. We did not include a sales return provision at December 31, 2010 and 2009 because our historical experience with sales returns leads us to conclude that no allowance for sales returns is necessary.

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

Goodwill and Intangible Assets. Goodwill is not being amortized, but instead is subject to an annual assessment of impairment by applying a fair-value based test. The Company performs an annual impairment test for goodwill as of the fiscal year end in the fourth quarter of each year. Goodwill is allocated to four reporting units, which represent the Company’s operating segments. The Company has defined its reporting units and completed the impairment testing of goodwill at the operating segment level. The Company’s reporting units are: Advanced Ceramic Operations, Thermo Materials, ESK Ceramics, and Boron. The Company compares the fair value of the goodwill to the carrying amount on an annual basis to determine if there is potential impairment. If the fair value of goodwill is less than the carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill is less than the carrying value. Fair value was determined based on discounted cash flows and market multiples for each business unit with significant goodwill. We compared each reporting unit’s fair value to its carrying value. The use of discounted cash flows requires that we make various economic, market and business assumptions in developing our internal forecasts, the useful life over which cash flows will occur, and determination of our weighted average cost of capital that reflect our best estimates when performing the annual impairment test. We believe the methods we use to determine these underlying assumptions and estimates are reasonable. However, our assumptions and estimates may differ significantly from actual results, or circumstances could change in the future which may then cause us to later conclude that an impairment exists, or with hindsight, it may appear that we could have understated the extent of impairment based on new information that was unknown at the prior testing date. We may incur a goodwill impairment charge in the future, if for example, the market price of our stock materially declines, if the financial results of our operations deteriorate or other circumstances require an impairment charge. Intangible assets with definite lives are amortized over their estimated useful lives based on the economic consumption method.

    Pension. The Company provides pension benefits to its employees of its subsidiaries of ESK Ceramics and Ceradyne Boron Products. For the pension plans of both subsidiaries, we make several assumptions that are used in calculating the expense and liability of the plans. These key assumptions include the expected long-term rate of return on plan assets and the discount rate. In selecting the expected long-term rate of return on assets, we consider the average future rate of earnings expected on the funds invested or to be invested to provide for the benefits under the pension plans. This includes considering the plans’ asset allocations and the expected returns likely to be earned over the life of this plan. A hypothetical 50 basis point change in the expected long-term rate of return on assets would change pension expense by $35,000. The discount rate reflects the estimated rate at which an amount that is invested in a portfolio of high-quality debt instruments would provide the future cash flows necessary to pay benefits when they come due. A hypothetical 50 basis point change in the discount rate would change the pension obligation by approximately $2.1 million.  The impact on pension expense from a hypothetical 50 basis point change in the discount rate would not be material. In addition the expense and liabilities of the plan were determined using other assumptions for future experience, such as mortality rates. The actuarial assumptions used by us may differ materially from actual results due to changing market and economic conditions or longer or shorter life spans of the participants. Our actual results could differ materially from those we estimated, which could require us to record a greater amount of pension expense.

Recent Accounting Pronouncements

Please refer to Note 2 of the Notes to Consolidated Financial Statements for  recent accounting pronouncements  which could have an impact on our consolidated financial statements and related disclosures.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio and our debt. We have not used derivative financial instruments in our investment portfolio. We place our investments with high-quality issuers and, by policy, limit the amount of credit exposure to any one issuer. We protect and preserve our invested funds by limiting default, market and reinvestment risk. Our investments in marketable securities consist primarily of high-grade corporate and government securities with maturities of less than two years. Investments purchased with an original maturity of three months or less are considered cash equivalents. Our long term investments at December 31, 2010, included $15.8 million of auction rate securities, net of a pre-tax temporary impairment charge of $2.3 million against accumulated other comprehensive income and a pre-tax other than temporary impairment charge of $9.2 million against earnings.

The Company’s investments in auction rate securities represent interests in insurance securitizations collateralized by pools of residential and commercial mortgages, asset backed securities and other structured credits relating to the credit risk of various bond guarantors that mature at various dates from June 2021 through July 2052. These auction rate securities were intended to provide liquidity via an auction process which is scheduled every 28 days, that resets the applicable interest rate, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. Interest rates are capped at a floating rate of one month LIBOR plus additional spread ranging from 1.25% to 4.00% depending on prevailing rating. During the second half of the year 2007, through 2008 and through December 31, 2010, the auctions for these securities failed. As a result of current negative conditions in the global credit markets, auctions for our investment in these securities are inactive. Consequently, the investments are not currently liquid through the normal auction process and may be liquidated if a buyer is found outside the auction process. Although the auctions have failed and are currently inactive, the Company continues to receive underlying cash flows in the form of interest income from the investments in auction rate securities. As of December 31, 2010, the fair value of the Company’s investments in auction rate securities was below cost by approximately $15.8 million. The fair value of the auction rate securities has been below cost for more than two years.

With respect to our investments in auction rate securities, we categorized the investments into three main categories for analytical purposes which comprised (1) “insurance wrapped” securities, (2) “put right” securities and (3) “credit derivative product company” securities. The insurance wrapped category comprised auction rate securities where the payments are guaranteed by an insurance company, such as a “monoline” financial guaranty insurance company. The put right category comprised an auction rate security that was created to provide capital to the issuer in the event that the issuer exercised the put right. The credit derivative product company category comprised auction rate securities where the issuer is a financial services company that offers credit risk protection of structured financial assets in the form of credit derivatives. The auction rate securities issued by these financial services companies were created as a way to provide collateral for the issuers to use for entering into credit default swaps. During 2010, we sold all of our investments in the credit derivative product company category.

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

Based on the information included in prospectuses and other data compiled for each of the auction rate securities for the years ended December 31, 2010 and 2009, we determined that the decline in fair values of the put right securities and credit derivative product company securities categories were other-than-temporary. This determination considered the terms of guarantees associated with the securities, the quality of the underlying collateral, external ratings and other relevant available market information compiled with the assistance of the third party investment banking firm. Quantitative data reviewed and analyzed by us also indicated that the cumulative probability of default at some point in the future was more than 30% for the insurance wrapped company securities at the high end of the value range as of December 31, 2010. We believed it was probable that we would collect all contractual cash flows and the carrying value of the securities in the insurance wrapped category as of December 31, 2010 was determined to be recoverable based on the valuation of the securities which considered the terms of certain guarantees, quality of underlying collateral, external ratings and other relevant market information.

For the quarter ended June 30, 2009, we adopted new accounting guidance issued by the FASB Staff on the effective date of April 1, 2009. In accordance with the new guidance, when an other-than-temporary impairment has occurred, the amount of the other-than-temporary impairment recognized in earnings depends on whether an entity intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss. Based on our evaluation of the auction rate securities as of December 31, 2010, we determined that it was more likely than not that we would be required to sell the put right securities before recovery of our amortized cost, accordingly, we recognized other-than-temporary impairment charges for the decline in fair value during the year ended December 31, 2010.

In addition to the above, during the year ended December 31, 2010, we also recognized an other-than-temporary impairment charge for the credit risk associated with the insurance wrapped securities. In determining whether a credit loss existed, we used our best estimate of the present value of cash flows expected to be collected from the debt security. We then discounted the expected cash flows at the effective interest rate implicit in the security at the date of acquisition. The difference between the present value of the cash flows expected to be collected and amortized cost represented the impairment charge for credit risk. We believe that the carrying value of the securities in the insurance wrapped category, after the adjustment for credit risk, as of December 31, 2010 was determined to be recoverable based on the valuation of the securities which considered the terms of certain guarantees, quality of underlying collateral, external ratings and other relevant market information.

We classify all of our investments as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported in a separate component of stockholders’ equity. Average maturity of our investment portfolio is 368 days; therefore, the movement of interest rates should not have a material impact on our balance sheet or income statement.

At any time, a significant increase/decrease in interest rates will have an impact on the fair market value and interest earnings of our investment portfolio. We do not currently hedge this interest rate exposure. We have performed a sensitivity analysis as of December 31, 2010 and 2009, using a modeling technique that measures the change in the fair values arising from a hypothetical 50 basis points and 100 basis points adverse movement in the levels of interest rates across the entire yield curve, which are representative of historical movements in the Federal Funds Rate with all other variables held constant. The analysis covers our investment and is based on the weighted-average maturity of our investments as of December 31, 2010 and 2009. The sensitivity analysis indicated that a hypothetical 50 basis points adverse movement in interest rates would result in a loss in the fair values of our investment instruments of approximately $1.1 million at December 31, 2010 and approximately $0.6 million at December 31, 2009. Similarly a hypothetical 100 basis points adverse movement in interest rates would result in a loss in the fair values of our investments of approximately $2.2 million at December 31, 2010 and approximately $1.2 million at December 31, 2009.

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

Changes in Internal Control over Financial Reporting

Our management evaluated our internal control over financial reporting and there have been no changes during the fiscal quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment, we have concluded that, as of December 31, 2010, our internal control over financial reporting was effective based on those criteria.

Ceradyne’s independent registered public accounting firm, PricewaterhouseCoopers LLP, issued a report on the effectiveness of our internal control over financial reporting as of December 31, 2010, which appears herein.

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

10.1	*	Ceradyne, Inc. 1994 Stock Incentive Plan. Incorporated herein by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

10.2	*	Amendment No. 1 to the Ceradyne, Inc. 1994 Stock Incentive Plan. Incorporated herein by reference to Exhibit 4.2 to Registrant’s Registration Statement on Form S-8 (File No. 33-61675).

10.3	*
Amendment No. 2 to the Ceradyne, Inc. 1994 Stock Incentive Plan. Incorporated herein by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

10.4	*	Amendment No. 3 to the Ceradyne, Inc. 1994 Stock Incentive Plan. Incorporated herein by reference to Exhibit 4.4 to Registrant’s Registration Statement on Form S-8 (File No. 333-31679).

10.5	*
Amendment No. 4 to the Ceradyne, Inc. 1994 Stock Incentive Plan. Incorporated herein by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

10.6	*
Amendment No. 5 to the Ceradyne, Inc. 1994 Stock Incentive Plan. Incorporated herein by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

10.7	*	Amendment No. 6 to the Ceradyne, Inc. 1994 Stock Incentive Plan. Incorporate herein by reference to Exhibit 4.7 to the Registrant’s Registration Statement on Form S-8 (File No. 333-64094).

10.8	*	Amendment No. 7 to the Ceradyne, Inc. 1994 Stock Incentive Plan. Incorporated herein by referenced to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.

10.9	*
Ceradyne, Inc. 2003 Stock Incentive Plan, as Amended and Restated as of March 23, 2010. Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K Current Report dated June 8, 2010, filed with the Commission on June 11, 2010.

10.10	*
Form of Stock Option Agreement for use under the 2003 Stock Incentive Plan. Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form 8-K Current Report dated May 23, 2005, filed with the Commission on May 26, 2005.

10.11	*
Form of Restricted Stock Unit Award Agreement for use under the 2003 Stock Incentive Plan. Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Form 8-K Current Report dated May 23, 2005, filed with the Commission on May 26, 2005.

10.12	*	Clawback Policy, as adopted June 8, 2010. Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form 8-K Current Report dated June 8, 2010, filed with the Commission on June 11, 2010.

12.1		Computation of Ratio of Earnings to Fixed Charges.

14.1
Code of Business Conduct and Ethics as amended and restated on March 18, 2008. Incorporated herein by reference to Exhibit 14.1 to the Registrant’s Form 8-K Current Report dated March 18, 2008, filed with the Commission on March 24, 2008.

21.1		Subsidiaries of the Registrant.

23.1		Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP.

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.CAL		XBRL Taxonomy Extension Calculation Linkbase.

101.DEF		XBRL Taxonomy Extension Definition Linkbase.

101.INS		XBRL Instance Document.

101.LAB		XBRL Taxonomy Extension Label Linkbase.

101.PRE		XBRL Taxonomy Extension Presentation Linkbase.

101.SCH		XBRL Taxonomy Extension Schema Linkbase.

* Each of these exhibits constitutes a management contract, compensatory plan, or arrangement.

CERADYNE, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Board of Directors and Stockholders of Ceradyne, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index appearing under Part IV, Item 15(a), present fairly, in all material respects, the financial position of Ceradyne, Inc. and its subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Orange County, California
February 24, 2011

CERADYNE, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except for share data)

	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$53,436	$122,154
Short term investments	192,860	117,666
Restricted cash	-	3,130
Accounts receivable, net of allowances for doubtful accounts of $685 and $851 in 2010 and 2009, respectively	53,019	53,269
Other receivables	17,553	11,424
Inventories	94,258	100,976
Production tooling, net	10,037	12,006
Prepaid expenses and other	38,653	19,932
Deferred tax asset	6,808	13,796
Total current assets	466,624	454,353

Property, plant and equipment, net	243,681	239,322
Long term investments	26,187	20,019
Intangible assets, net	83,475	89,409
Goodwill	43,219	43,880
Other assets	2,127	2,721
Total assets	$865,313	$849,704

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$25,738	$24,683
Accrued expenses	24,603	23,463
Income taxes payable	1,869	-
Total current liabilities	52,210	48,146

Long-term debt	85,599	82,163
Employee benefits	22,269	21,769
Other long term liabilities	41,902	39,561
Deferred tax liability	11,124	8,348
Total liabilities	213,104	199,987

Commitments and contingencies (Note 8)

Stockholders’ equity:
Common Stock, $0.01 par value: 100,000,000 authorized; 24,713,126 and 25,401,005 shares issued and outstanding at December 31, 2010 and 2009, respectively	247	254
Additional paid in capital	141,973	157,679
Retained earnings	499,532	470,256
Accumulated other comprehensive income	10,457	21,528
Total stockholders’ equity	652,209	649,717
Total liabilities and stockholders’ equity	$865,313	$849,704

The accompanying notes are an integral part of these consolidated statements

CERADYNE, INC.

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except for per share data)

	Years ended December 31,
	2010	2009	2008

Net sales	$402,938	$400,575	$680,197
Cost of product sales	295,078	298,956	414,885
Gross profit	107,860	101,619	265,312

Operating expenses:
Selling, general and administrative	61,940	65,643	75,120
Research and development	11,692	12,258	14,782
Acquisition related charge (credit)	1,567	(768)	9,824
Restructuring – plant closure and severance	3,505	12,924	-
Goodwill impairment	-	3,832	-
Total operating expenses	78,704	93,889	99,726

Operating income	29,156	7,730	165,586

Other income (expense)
Interest income	5,355	4,091	7,553
Interest expense	(6,247)	(7,119)	(7,876)
Gain on early extinguishment of debt	-	1,881	-
Loss on auction rate securities	(978)	(5,187)	(5,870)
Miscellaneous, net	1,085	(979)	1,511
	(785)	(7,313)	(4,682)
Income before provision for income taxes	28,371	417	160,904
(Benefit) provision for income taxes	(905)	(8,098)	56,424
Net income	$29,276	$8,515	$104,480
Net income per common share:
Basic	$1.16	$0.33	$3.95
Diluted	$1.15	$0.33	$3.91
Shares used in computing per common share amounts:
Basic	25,191	25,684	26,446
Diluted	25,370	25,802	26,689

The accompanying notes are an integral part of these consolidated statements

CERADYNE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(In thousands, except for share data)

	Common Stock
	Number of Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance, December 31, 2007	27,318,530	$203,202	$357,261	$31,354	$591,817
Comprehensive income:
Net income	-	-	104,480	-	104,480
Net unrealized loss on available-for-sale securities	-	-	-	(5,271)	(5,271)
Net change in pension liability	-	-	-	(3,296)	(3,296)
Cumulative translation adjustment	-	-	-	(9,084)	(9,084)
Total comprehensive income	-	-	-	-	86,829
Issuance of common stock	55,281	809	-	-	809
Repurchases of common stock	(1,578,237)	(44,705)			(44,705)
Exercise of stock options	34,800	366	-	-	366
Tax benefit from exercise of stock options	-	769	-	-	769
Stock based compensation	-	3,109	-	-	3,109
Balance, December 31, 2008	25,830,374	$163,550	$461,741	$13,703	$638,994
Comprehensive income:
Net income	-	-	8,515	-	8,515
Net unrealized loss on available-for-sale securities	-	-	-	3,612	3,612
Net change in pension liability	-	-	-	(936)	(936)
Cumulative translation adjustment	-	-	-	5,149	5,149
Total comprehensive income	-	-	-	-	16,340

Impact of repurchase of convertible debt	-	(829)			(829)
Issuance of common stock	129,131	944	-	-	944
Repurchases of common stock	(567,000)	(9,753)	-	-	(9,753)
Exercise of stock options	8,500	33	-	-	33
Tax benefit from exercise of stock options	-	149	-	-	149
Stock based compensation	-	3,839	-	-	3,839
Balance, December 31, 2009	25,401,005	$157,933	$470,256	$21,528	$649,717
Comprehensive income:
Net income	-	-	29,276	-	29,276
Net unrealized gain on available-for-sale securities	-	-	-	79	79
Net change in pension liability	-	-	-	(782)	(782)
Cumulative translation adjustment	-	-	-	(10,368)	(10,368)
Total comprehensive income	-	-	-	-	18,205
Issuance of common stock	140,755	319	-	-	319
Repurchases of common stock	(854,134)	(19,766)	-	-	(19,766)
Exercise of stock options	25,500	362	-	-	362
Tax shortfall from exercise of stock options	-	(472)	-	-	(472)
Stock based compensation	-	3,844	-	-	3,844
Balance, December 31, 2010	24,713,126	$142,220	$499,532	$10,457	$652,209

The accompanying notes are an integral part of these consolidated statements

CERADYNE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	Years ended December 31
	2010	2009	2008
Cash flows from operating activities:
Net income	$29,276	$8,515	$104,480
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36,148	35,146	36,668
Amortization of bond premium	620	-	-
Non cash interest expense on convertible debt	3,436	3,643	3,883
Gain on early extinguishment of debt	-	(1,881)	-
Payments of accreted interest on repurchased convertible debt	-	(2,957)	-
Deferred income taxes	9,773	(1,572)	(3,136)
Stock compensation	3,844	3,839	3,109
Losses on auction rate securities	978	5,187	5,870
Losses on other securities	328	-
Goodwill impairment	-	3,832	-
Loss on equipment disposal	2,992	514	257
Changes in operating assets and liabilities, net of assets acquired:
Accounts receivable, net	814	12,170	20,830
Other receivables	(1,724)	(5,973)	333
Inventories	(611)	2,513	(6,623)
Production tooling, net	1,952	2,587	2,018
Prepaid expenses and other	(18,541)	3,731	(11,252)
Accounts payable and accrued expenses	1,789	3,946	(16,171)
Income tax payable	1,193	(213)	(232)
Other long term liability	2,280	(7,357)	9,667
Employee benefits	1,588	2,103	6,269
Net cash provided by operating activities	76,135	67,773	155,970
Cash flows from investing activities:
Purchases of property, plant and equipment	(44,220)	(14,534)	(44,047)
Changes in restricted cash	3,130	(428)	(42)
Purchases of marketable securities	(122,927)	(179,194)	-
Proceeds from sales and maturities of marketable securities	39,489	73,170	21,738
Acquisition of businesses, net of cash acquired	-	(9,654)	(27,208)
Proceeds from sale of equipment	969	72	84
Net cash (used in) investing activities	(123,559)	(130,568)	(49,475)
Cash flows from financing activities:
Proceeds from issuance of stock due to exercise of stock options	362	33	366
Tax benefit due to exercise of stock options	(472)	149	769
Shares repurchased	(19,766)	(9,753)	(44,705)
Reduction on long term debt	-	(20,239)	-
Net cash (used in) provided by financing activities	(19,876)	(29,810)	(43,570)
Effect of exchange rates on cash and cash equivalents	(1,418)	(523)	(2,746)
(Decrease) increase in cash and cash equivalents	(68,718)	(93,128)	60,179
Cash and cash equivalents, beginning of period	122,154	215,282	155,103
Cash and cash equivalents, end of period	$53,436	$122,154	$215,282
Supplemental disclosures of cash flow information:
Interest paid	$3,251	$2,952	$3,484
Income taxes paid	$820	$733	$63,545
Supplemental schedule of non-cash financing activities:
Fulfillment of 401(k) obligations through the issuance of stock	$1,319	$1,507	$1,291

The accompanying notes are an integral part of these consolidated statements

CERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

Ceradyne, Inc. (“Ceradyne” or “the Company”) develops, manufactures and markets advanced technical ceramic products and components for defense, industrial, energy, automotive/diesel and commercial applications. The Company’s expertise in ceramic material science as well as a vertically integrated approach of designing much of its key equipment and controlling the manufacturing process from raw material powders to finished product allows the Company to design and manufacture precision, high quality advanced technical ceramic products to meet demanding customer specifications. The Company markets its products to a broad range of industries in approximately 63 countries. The Company’s customers include the U.S. government, prime government contractors and large industrial and commercial manufacturers.

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

c. Investments

The Company’s short term investments consist of marketable securities, primarily high-grade corporate and government securities. The Company’s long term investments consist of auction rate securities (“ARS”) and other marketable securities. The Company classifies its investments as available-for-sale based on the Company’s intent.

d. Foreign Exchange Risk Management

The Company measures the financial statements of its foreign subsidiaries using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the exchange rate on the balance sheet date. Revenues, costs and expenses are translated at the rates of exchange prevailing during the year. Translation adjustments resulting from this process are included in stockholders’ equity. Net results from foreign currency transactions for the years ended December 31, 2010, 2009 and 2008 were a $2.1 million gain, a $0.5 million loss and a $1.4 million gain, respectively, and are included in other income, miscellaneous.

The Company enters into foreign exchange forward contracts to reduce earnings and cash flow volatility associated with foreign exchange rate changes to allow management to focus its attention on its core business operations. Accordingly, the Company enters into contracts which change in value as foreign exchange rates change to economically offset the effect of changes in value of foreign currency assets and liabilities, commitments and anticipated foreign currency denominated sales and operating expenses. The Company enters into foreign exchange forward contracts in amounts between minimum and maximum anticipated foreign exchange exposures, generally for periods not to exceed one year. These derivative instruments are not designated as accounting hedges. As of December 31, 2010, the Company had an outstanding forward exchange contract for 30 million Euros. As of December 31, 2009, the Company did not have any outstanding forward exchange contracts.

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

The following are changes in the allowance for doubtful accounts for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	Balance at Beginning of Year	Additions	Write-offs and Recoveries	Balance at End of Year
December 31, 2010	$851	$260	$426	$685
December 31, 2009	$686	$740	$575	$851
December 31, 2008	$792	$955	$1,061	$686

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

	December 31,
	2010	2009
Raw materials	$9,459	$12,219
Work-in-process	49,825	46,334
Finished goods	34,974	42,423
	$94,258	$100,976

g. Production Tooling

The Company’s production tooling primarily consists of graphite tooling used in the manufacturing and furnace processes. This tooling is being amortized over three to nine months and is included in the cost of the products produced and expensed through cost of product sales in the income statement.

h. Property, Plant and Equipment, Net

Property, plant and equipment is recorded at cost and consists of the following (in thousands):

	December 31,
	2010	2009
Land and land improvements	$18,902	$19,320
Buildings and improvements	97,076	100,861
Machinery and equipment	209,334	214,552
Leasehold improvements	8,401	9,473
Office equipment	32,269	29,807
Construction in progress	37,286	6,083
	403,268	380,096
Accumulated depreciation and amortization	(159,587)	(140,774)
	$243,681	$239,322

Depreciation and amortization of property, plant and equipment are provided using the straight-line method over the following estimated useful lives:

Buildings and improvements	30 years
Machinery and equipment	3 to 12 years
Office equipment	3 to 5 years
Leasehold improvements	Shorter of 10 years or the term of lease

Maintenance, repairs and minor renewals are charged to expense as incurred. Repairs and maintenance expense approximated $10.8 million, $10.9 million, and $9.7 million in 2010, 2009, and 2008, respectively. Additions and improvements are capitalized. When assets are disposed of, the applicable costs and accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is included in the results of operations. Depreciation expense was approximately $30.4 million, $34.6 million, and $31.5 million in 2010, 2009, and 2008, respectively.

i. Goodwill and Intangible Assets, Net

Goodwill is not amortized, but instead goodwill and indefinite lived assets are required to be tested for impairment annually and under certain circumstances. The Company performs such testing of goodwill in the fourth quarter of each year at year end, or as events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company has defined its reporting units and completed the impairment testing of goodwill at the operating segment level. The Company’s operating segments are reporting units that engage in business activities, for which discrete financial information is available. The Company compares the fair value of the reporting units to the carrying value of the reporting units for goodwill impairment testing. Fair value is determined using a discounted cash flow method and/or prevailing earnings multiples for each reporting unit. The use of discounted cash flows requires the use of various economic, market and business assumptions in developing the Company’s internal forecasts, the useful life over which cash flows will occur, and determination of the Company’s weighted average cost of capital that reflect the Company’s best estimates when performing the annual impairment test. However, the Company’s assumptions and estimates may differ significantly from actual results. The Company may recognize a goodwill impairment charge in the future, if for example, the market price of Ceradyne’s stock materially declines, if the financial results of its operations deteriorate or other circumstances require an impairment charge. An increase of 50 basis points in the weighted average cost of capital did not have a significant negative impact on the goodwill impairment assessment as of December 31, 2010. Intangible assets with definite lives are amortized over their estimated useful lives based on the economic consumption method.

Goodwill Impairment

During the second quarter of 2009, the Company determined that the demand for its Boral® product line, which was a large part of the revenue of the Company’s operations in Canada, which formerly was classified as the Ceradyne Canada operating segment, but which now is included in the Boron operating segment (see Note 9), continued to decline due to competitive market forces causing a decline in demand for this product line and that this condition required a goodwill impairment test before the annual test for this reporting unit. To complete the test for impairment, the Company utilized several valuation techniques in making the determination, including a discounted cash flow methodology, which requires the forecasting of cash flows and requires the selection of discount rates. Management used available information to make these fair value estimates, including discount rates, commensurate with the risks relevant to the Company's business. Based on the goodwill impairment test performed on the Ceradyne Canada reporting unit, the Company recorded a $3.8 million impairment charge, which was recognized during the second quarter of 2009.

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

The valuation methodologies and the underlying financial information that are used to determine fair value require significant judgments to be made by management. These judgments include, but are not limited to, long-term projections of future financial performance, terminal growth rate and the selection of an appropriate discount rate used to calculate the present value of the estimated future cash flows. The long-term projections used in the valuation were developed as a part of the Company’s annual budgeting and forecasting process. The discount rate used in the valuation was selected based upon an analysis of comparable companies and included adjustments made to account for the Company’s specific attributes such as size and industry. As of December 31, 2010, none of the Company’s reporting units were at risk of failing step one of the impairment test. No charge for goodwill impairment was recognized during 2010.

The roll forward of the goodwill balance by segment for the years ended December 31, 2010 and 2009 is as follows (in thousands):

	ACO	Thermo	ESK	Boron	Total
Balance at December 31, 2008
Goodwill	$3,211	$10,331	$9,699	$22,083	$45,324
Accumulated impairment losses	-	-	-	-	-
	3,211	10,331	9,699	22,083	45,324
Acquisition of Diaphorm Technologies	2,100	-	-	-	2,100
Translation and other	-	-	288	-	288
Goodwill impairment	-	-	-	(3,832)	(3,832)
Balance at December 31, 2009
Goodwill	5,311	10,331	9,987	22,083	47,712
Accumulated impairment losses	-	-	-	(3,832)	(3,832)
	5,311	10,331	9,987	18,251	43,880
Translation and other	-	-	(661)	-	(661)
Balance at December 31, 2010
Goodwill	5,311	10,331	9,326	22,083	47,051
Accumulated impairment losses	-	-	-	(3,832)	(3,832)
	$5,311	$10,331	9,326	$18,251	$43,219

    The components of intangibles assets were as follows (in thousands):

	December 31, 2010			December 31, 2009
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Amortizing Intangible Assets
Backlog	$1,826	$1,826	$-	$1,864	$1,864	$-
Developed technology	50,530	5,387	45,143	50,752	4,378	46,374
Trade name	1,110	571	539	1,110	445	665
Customer Relationships	47,604	12,087	35,517	47,604	7,671	39,933
Non-compete agreement	500	500	-	500	500	-
Non-amortizing tradename	2,276	-	2,276	2,437	-	2,437
Total	$103,846	$20,371	$83,475	$104,267	$14,858	$89,409

Amortization of definite-lived intangible assets will be approximately $6,500 in 2011, $6,536 in 2012, $9,093 in 2013, $11,510 in 2014 and $14,217 in 2015. Amortization expense was $5,676  in 2010, $4,749 in 2009 and $5,176 in 2008.

All of the intangible assets were acquired in the years 2004 through 2009 (see Note 3).

The estimated useful lives for intangible assets are:

Identified Intangible Asset	Estimated Useful Life in Years or Months
Developed technology	10 years –12.5 years
Tradename	10 years
Customer relationships	10 years – 12.5 years
Backlog	1 month – 3 months
Non-compete agreement	15 months

j. Accrued expenses

The following is a summary of the accrued expenses at December 31, 2010 and 2009, respectively (in thousands):

	December 31, 2010	December 31, 2009
Payroll and benefits	$16,051	$15,228
Workers compensation reserve	3,469	3,230
Purchase price liability, current portion	1,205	-
Professional fees	919	874
Property and value added taxes	947	354
Legal settlements	-	2,250
Other	2,012	1,527
	$24,603	$23,463

k. Sales Recognition

Sales are recorded when all of the following have occurred: an agreement of sale exists, the price is fixed and determinable, the product has been delivered according to the terms of the sales order and collection is reasonably assured. Management is required to make judgments about whether or not collection is reasonably assured. The Company reduces revenue with allowances for sales returns.  Allowances for sales returns, which are recorded at the time revenue is recognized, are based upon historical sales returns which are minimal and immaterial. There were no allowances for sales returns as of December 31, 2010 and 2009 since the Company typically does not experience a material amount of sales returns from year to year because most of its products are produced and sold on a made to order basis. Therefore, as of December 31, 2010 and 2009, the Company did not anticipate any material sales returns for products shipped to customers.

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

l. Net Income Per Share

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

The following is a summary of the number of shares entering into the computation of net income per common and common equivalent share:

	December 31,
	2010	2009	2008
Weighted average number of shares outstanding	25,190,985	25,683,963	26,445,785
Dilutive stock options	179,244	118,281	217,972
Dilutive restricted stock units	-	-	25,434
Number of shares used in dilutive computation	25,370,229	25,802,244	26,689,191

Potentially dilutive shares representing 192,982, 363,924 and 271,264 for 2010, 2009 and 2008, respectively, were excluded from the computation of diluted earnings per common share for these periods because their effect would have been anti-dilutive.

m. Accounting for Long-Lived Assets

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

n. Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

o. Research and Development

Costs associated with research and development were $11.7 million, $12.3 million and $14.8 million for years ended December 31, 2010, 2009 and 2008, respectively. In addition, the Company historically has and continues to engage in application engineering and internally funded research to improve and reduce the cost to manufacture existing products, which is reflected in cost of sales and to develop new products which is expensed to research and development.

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

q. Share-Based Compensation

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

r. Comprehensive Income

Comprehensive income encompasses all changes in equity other than those arising from transactions with stockholders, and consists of net income, currency translation adjustments, pension liability changes and unrealized net gains and losses on investments classified as available-for-sale. As of December 31, 2010, 2009 and 2008, accumulated other comprehensive income is as follows (in thousands):

	December 31,
	2010	2009	2008
Unrealized gain (loss) on available-for-sale securities, net	$(1,912)	$(1,991)	$(5,911)
Net change in pension liability	(4,841)	(4,059)	(3,124)
Cumulative translation adjustment	17,210	27,578	22,738
	$10,457	$21,528	$13,703

The tax effect related to the change in unrealized gain (loss) on available-for-sale securities was $3.3 million, $(2.4) million and $(13,000) in 2010, 2009 and 2008, respectively.  The tax effect related to the net change in pension liability was $1.7 million, $0.3 million and $0.3 million in 2010, 2009 and 2008, respectively.

s. Fair Value Measurements

The Company measures fair value and provides required disclosures about fair value measurements as it relates to financial and nonfinancial assets and liabilities in accordance with a framework specified by GAAP. This framework addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP. In 2009, the Company adopted new recognition and disclosure requirements for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. This adoption in 2009 did not have a significant impact on the financial statements.

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

For recognition purposes, on a recurring basis, the Company measures available for sale short-term and long-term investments at fair value. Short-term investments had an aggregate fair value of $192.9 million at December 31, 2010 and $117.7 million at December 31, 2009. The fair value of these investments is determined using quoted prices in active markets. Long-term investments, held at fair value, at December 31, 2010 and December 31, 2009 comprised the following:

	December 31, 2010	December 31, 2009
Auction rate securities	$15,789	$20,019
Corporate bonds	10,398	-
	$26,187	$20,019

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

On April 1, 2009, the Company adopted new recognition principles for additional guidance to provide greater clarity about the credit and noncredit component of an other-than-temporary impairment event. Adoption of the new recognition principles resulted in a pre-tax other-than-temporary impairment charge of $2.9 million in 2009. This other-than-temporary impairment adjustment related to the credit risk component of certain auction rate securities which were previously recognized in other comprehensive income prior to the adoption of the new recognition principles. Total other than temporary impairment losses from auction rate securities were $1.0 million in 2010, $5.2 million in 2009 and $5.8 million in 2008. The Company also recognized pre-tax temporary gains of $211,000 in 2010 and $6.1 million in 2009 and a pre-tax temporary charge of $7.8 million in 2008 against other comprehensive income due to temporary changes in the value of its investments in auction rate securities.

Cumulatively to date, the Company has incurred $9.2 million in pre-tax charges due to other-than-temporary reductions in the value of its investments in auction rate securities, realized losses of $4.9 million from sales of auction rate securities and pre-tax temporary impairment charges of $2.3 million reflected in other comprehensive income. The Company’s investments in auction rate securities represent interests in insurance securitizations collateralized by pools of residential and commercial mortgages, asset backed securities and other structured credits relating to the credit risk of various bond guarantors that mature at various dates from June 2021 through July 2052. These auction rate securities were intended to provide liquidity via an auction process which is scheduled every 28 days, that resets the applicable interest rate, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. Interest rates are capped at a floating rate of one month LIBOR plus additional spread ranging from 1.25% to 4.00% depending on prevailing rating. During the second half of the year 2007, through 2008, 2009 and 2010, the auctions for these securities failed. As a result of current negative conditions in the global credit markets, auctions for the Company’s investment in these securities have recently failed to settle on their respective settlement dates. Consequently, the investments are not currently liquid through the normal auction process and may be liquidated if a buyer is found outside the auction process. Although the auctions have failed, the Company continues to receive underlying cash flows in the form of interest income from the investments in auction rate securities. As of December 31, 2010, the fair value of the Company’s investments in auction rate securities was below cost by approximately $11.5 million. The fair value of the auction rate securities has been below cost for more than one year.

Beginning in the third quarter of 2008 and at December 31, 2010, the Company determined that the market for its investments in auction rate securities and for similar securities continued to be inactive since there were few observable or recent transactions for these securities or similar securities. The Company’s investments in auction rate securities were classified within Level 3 of the fair value hierarchy because the Company determined that significant adjustments using unobservable inputs were required to determine fair value as of December 31, 2010 and December 31, 2009.

An auction rate security is a type of structured financial instrument where its fair value can be estimated based on a valuation technique that includes the present value of future cash flows (principal and interest payments), review of the underlying collateral and considers relevant probability weighted and risk adjusted observable inputs and minimizes the use of unobservable inputs. Probability weighted inputs included the following:

•    Probability of earning maximum rate until maturity

•    Probability of passing auction at some point in the future

•    Probability of default at some point in the future (with appropriate loss severity assumptions)

    The Company determined that the appropriate risk-free discount rate (before risk adjustments) used to discount the contractual cash flows of its auction rate securities ranged from 0.3% to 4.8%, based on the term structure of the auction rate security. Liquidity risk premiums are used to adjust the risk-free discount rate for each auction rate security to reflect uncertainty and observed volatility of the current market environment. This risk of nonperformance has been captured within the probability of default and loss severity assumptions noted above. The risk-adjusted discount rate, which incorporates liquidity risk, appropriately reflects the Company’s estimate of the assumptions that market participants would use (including probability weighted inputs noted above) to estimate the selling price of the asset at the measurement date.

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

Assets measured at fair value on a recurring basis include the following as of December 31, 2010 and 2009 (in thousands):

	Fair Value Measurements at December 31, 2010 Using
(In thousands)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value at December 31, 2010
Cash and cash equivalents	$53,436	$-	$-	$53,436
Short term investments:
Investment funds – debt securities	171,462	-	-	171,462
Corporate bonds	21,398	-	-	21,398
Total short term investments	192,860	-	-	192,860
Long term investments:
Auction rate securities	-	-	15,789	15,789
Corporate bonds	10,398	-	-	10,398
Total long term investments	10,398	-	15,789	26,187
Other long-term financial asset	1,335	-	-	1,335
Derivative financial instrument	$49	$-	$-	$49

	Fair Value Measurements at December 31, 2009 Using
(In thousands)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value at December 31, 2009
Cash and cash equivalents (including restricted cash)	$125,284	$-	$-	$125,284
Short term investments:		-	-
Investment funds – debt securities	115,146	-	-	115,146
Government bonds	1,020	-	-	1,020
Money market fund deposit	1,500	-	-	1,500
Total short term investments	117,666	-	-	117,666
Long term investments – auction rate securities	-	-	20,019	20,019
Other long-term financial asset	$1,962	$-	$-	$1,962

Activity in long term investments (Level 3) was as follows (in thousands):

	Year Ended December 31,
	2010	2009
Balance at beginning of year	$20,019	$24,434
Proceeds from sale of auction rate securities	(3,463)	(5,320)
Realized gain (loss) included in net earnings	1,052	(2,280)
Unrealized loss included in net earnings	(2,030)	(2,907)
Unrealized gain included in other comprehensive income	211	6,092
Balance at end of year	$15,789	$20,019

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

The Company is also required to test goodwill for impairment before the annual test if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount, such as a significant adverse change in the business climate. Goodwill in the Ceradyne Canada reporting unit segment, which included in the Boron operating segment, with a carrying amount of $3.8 million was written down in full as there was no implied fair value as of June 30, 2009, the effective date of the impairment test, resulting in an impairment charge of $3.8 million, which was included in earnings during the second quarter of 2009. There was no goodwill impairment charge in 2010.

For disclosure purposes, the Company is required to measure the fair value of outstanding debt on a recurring basis. The fair value of outstanding debt is determined using quoted prices in active markets. Long-term debt is reported at amortized cost. The fair value of long-term debt, based on quoted market prices, was $93.1 million at December 31, 2010 and $87.5 million at December 31, 2009. The carrying value of the Company’s unused line of credit is considered to approximate fair market value, as the interest rates of these instruments are based predominantly on variable reference rates.

The carrying value of accounts receivable and trade payables approximates the fair value due to their short-term maturities.

t. Recent Accounting Pronouncements

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

In May 2009, the FASB issued new guidance which establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are available to be issued (“subsequent events”). More specifically, this new guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that should be made about events or transactions that occur after the balance sheet date. This new guidance provides largely the same framework for the evaluation of subsequent events which previously existed only in auditing literature. The Company has performed an evaluation of subsequent events through February 24, 2011, which is the day the financial statements were issued.

In August 2009, the FASB issued revised authoritative guidance regarding the measurement of liabilities at fair value which provides clarification that in circumstances where a quoted market price in an active market for an identical liability is not available, a reporting entity must measure fair value of the liability using one of the following techniques: 1) the quoted price of the identical liability when traded as an asset; 2) quoted prices for similar liabilities or similar liabilities when traded as assets; or 3) another valuation technique, such as a present value technique or the amount that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability. This statement becomes effective for the first reporting period (including interim periods) beginning after issuance. The Company adopted this new guidance on October 1, 2009, which did not have an impact on our consolidated financial position, results of operations or cash flows.

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

3. Acquisitions

Acquisition of Assets of Diaphorm Technologies, LLC

On June 1, 2009, the Company acquired substantially all of the business and assets and all technology and intellectual property related to ballistic combat and non-combat helmets of Diaphorm Technologies, LLC (“Diaphorm”), based in Salem, New Hampshire. The purchase price consisted of $9.7 million in cash paid at closing, the assumption of $274,000 of liabilities, plus contingent consideration not to exceed $10 million over the next 5 years based upon performance milestones and revenues achieved during that period from Diaphorm’s existing products and new products developed using Diaphorm technology. The Company originally accrued contingent purchase consideration of $5.1 million based on probability weighted expected future cash flows as of the acquisition date. During the current year, the Company accrued $1.6 million to reflect the change in the probability weighted expected cash flows as of December 31, 2010. The Company incurred transaction and related costs of approximately $340,000 which were expensed in 2009. Contingent consideration of $1.0 million was earned and paid in September 2009.

The acquisition has been accounted for under the purchase method of accounting. Under this method, assets acquired and liabilities assumed are recorded at the date of acquisition at their respective fair values.

The total purchase price of the Diaphorm acquisition on June 1, 2009 was as follows (in thousands):

Cash consideration paid at closing	$9,654
Accrued contingent purchase consideration	5,100
Total purchase price	$14,754

The above purchase price has been allocated based on the fair values of assets acquired and liabilities assumed as follows (in thousands):

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

The total purchase price of the SemEquip acquisition was as follows (in thousands):

Cash consideration paid to SemEquip stockholders	$23,315
Accrued contingent purchase consideration	25,235
Direct transaction fees and expenses	1,970

Total purchase price	$50,520

The above purchase price has been allocated based on the fair values of assets acquired and liabilities assumed.

The purchase price has been allocated as follows (in thousands):

Cash	$2,192
Inventories	3,574
Accounts receivable, net	446
Other current assets	276
Property, plant and equipment	1,071
Intangible assets	48,189
Accounts payable and other liabilities	(3,685)
Non-current deferred tax liability, net	(1,543)

Net assets acquired	$50,520

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

2008
Net Sales	$682,978
Net income (1)	$100,639

Basic income per share	$3.81
Diluted income per share	$3.77
__________
(1)
The unaudited pro forma information for the years ended December 31, 2008 includes the $9.8 million pre-tax acquisition related compensation charge associated with a pre-closing commitment by SemEquip to pay incentive compensation to several of its employees and advisors, which has been recognized in the Company’s historical results of operations for these periods. The unaudited pro forma information for the years ended December 31, 2008 include pro forma adjustments to reflect pre-tax increase in amortization expense of $398,000 related to management’s estimate of the fair value of intangible assets acquired in the SemEquip acquisition.

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

During the year ended December 31, 2009, the Company purchased an aggregate of $27.9 million principal amount of the Notes on the open market at a purchase price of $23.2 million. The carrying amount of the Notes purchased was $24.1 million and the estimated fair value of the Notes exclusive of the conversion feature was $21.8 million. The difference between the carrying amount of $24.1 million and the estimated fair value of $21.8 million was recognized as a gain of $2.3 million upon early extinguishment of debt, which was partially offset by write off of associated unamortized debt issuance costs of $392,000, resulting in a net gain of $1.9 million. The difference between the estimated fair value of $21.8 million and the purchase price of $23.2 million was $1.4 million and was charged to additional paid-in capital. The Company has $26.8 million remaining of the original $50.0 million authorization to repurchase and retire part of the outstanding Notes. Cash flow from operating activities in the statement of cash flows for the year ended December 31, 2009 includes $3.0 million of the purchase price that was attributable to the payment of accreted interest on the convertible debt discount and the remaining $20.2 million is presented as repayments of convertible debt in cash flow from financing activities. There were no repurchases during the year ended December 31, 2010.

The adoption of the new accounting guidance also resulted in increased interest expense of approximately $3.7 million in 2008 and decreased net income by $2.3 million in 2008. The retrospective impact to earnings per share was a decrease of $0.09 in 2008.

As of December 31, 2010 and 2009, long-term debt and the equity component (recorded in additional paid in capital, net of income tax benefit), determined in accordance with the accounting guidance for convertible debt, comprised the following (in thousands):

	December 31, 2010	December 31, 2009
Long-term debt
Principal amount	$93,100	$93,100
Unamortized discount	(7,501)	(10,937)
Net carrying amount	$85,599	$82,163
Equity component, net of income tax benefit	$16,399	$16,399

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

Interest expense on the Notes, excluding capitalized interest, for the years ended December 31, 2010, 2009 and 2008 included the following (in thousands):

	For the Years Ended December 31,
	2010	2009	2008
Contractual interest coupon	$2,677	$3,058	$3,480
Non-cash amortization of discount on the liability component	3,436	3,641	3,883
Non-cash amortization of debt issuance costs	364	399	439
	$6,477	$7,098	$7,802

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

The Company is obligated to pay contingent interest to the holders of the Notes during any six-month period from June 15 to December 14 and from December 15 to June 14, commencing with the six-month period beginning December 20, 2010 and ending on June 14, 2011, if the average trading price of the note for the five trading day period ending on the third trading day immediately preceding the first day of the relevant contingent interest period equals $1,200 (120% of the principal amount of a note) or more. The amount of contingent interest payable per note for any relevant contingent interest period shall equal 0.25% per annum of the average trading price of a note for the five trading day period ending on the third trading day immediately preceding the first day of the relevant contingent interest period. This contingent interest payment feature represents an embedded derivative. However, based on the de minimus value associated with this feature, no value has been assigned at issuance or at December 31, 2010. There was no contingent interest obligation for the six-month period that began on December 20, 2010.

On or prior to the maturity date of the Notes, upon the occurrence of a fundamental change, under certain circumstances, the Company will provide for a make whole amount by increasing, for the time period described herein, the conversion rate by a number of additional shares for any conversion of the Notes in connection with such fundamental change transactions. The amount of additional shares will be determined based on the price paid per share of Ceradyne’s common stock in the transaction constituting a fundamental change and the effective date of such transaction. This make whole premium feature represents an embedded derivative. Since this feature has no measurable impact on the fair value of the Notes and no separate trading market exists for this derivative, the value of the embedded derivative was determined to be de minimus. Accordingly, no value has been assigned at issuance or at December 31, 2010.

The Company utilizes a convertible bond pricing model and a probability weighted valuation model, as applicable, to determine the fair values of the embedded derivatives noted above.

In December 2005, the Company established an unsecured $10.0 million line of credit which will expire on March 31, 2011. As of December 31, 2010, there were no outstanding amounts on the line of credit. However, the available line of credit at December 31, 2010 has been reduced by outstanding letters of credit in the aggregate amount of $5.0 million. The interest rate on the credit line was 1.01% as of December 31, 2010 which was based on the LIBOR rate for a period of one month, plus a margin of 0.75 percent.

Pursuant to the bank line of credit, the Company is subject to certain covenants, which include, among other things, the maintenance of specified minimum amounts of net income and liquidity. At December 31, 2009, the Company was not in compliance with the covenant that required minimum annual net income of $10.0 million. During February 2010, the Company received a waiver for the calculation of the covenant at December 31, 2009. The Company was in compliance with all covenants at December 31, 2010.

During the year ended December 31, 2010, the Company capitalized interest of approximately $445,000 in connection with the construction of its new manufacturing plant in Tianjin, China.

5. Income Taxes

The provision (benefit) for income taxes comprised the following for each of the years ended December 31 (in thousands):

	2010	2009	2008
Current, domestic	$(15,663)	$(5,995)	$59,303
Current, foreign	4,985	(531)	229
Current, total	(10,678)	(6,526)	59,532
Deferred, domestic	5,895	1,904	(3,041)
Deferred, foreign	3,878	(3,476)	(67)
Deferred, total	9,773	(1,572)	(3,108)
(Benefit) provision for income taxes	$(905)	$(8,098)	$56,424

The components of the Company’s deferred tax asset (liability) as of December 31, 2010 and 2009 are as follows (in thousands):

	December 31,
	2010	2009
Deferred tax asset:
Inventory	$7,094	$7,360
Vacation accrual	1,009	835
Bad debt allowance	235	313
Employee compensation	1,878	2,157
Foreign taxes	425	4,558
Other	638	464
Total current deferred tax asset, before valuation allowance	11,279	15,687
Valuation allowance	(717)	(873)
Current deferred tax asset, net of valuation allowance	$10,562	$14,814
Current deferred tax (liability):
State taxes	(3,093)	(495)
Prepaid expenses	(661)	(523)
Total current deferred tax (liability):	(3,754)	(1.018)

Net current deferred tax asset	$6,808	$13,796

Non current deferred tax assets:
Deferred compensation	$4,000	$2,909
Employee compensation	1,793	1,610
Acquisition related compensation	2,819	2,913
State taxes	808	650
Net operating loss carryforwards	18,155	19,063
Research credits	2,965	2,773
Unrealized investment loss	4,723	5,438
Pension liability	2,308	2,034
Capital loss carryforwards	1,908	913
Foreign tax credit carryforwards	2,806	239
Asset writedowns and other	1,798	50
Total non current deferred tax assets	44,083	38,592
Valuation allowance	(4,301)	(4,492)
Non current deferred tax assets, net of valuation allowance	39,782	34,100

Non current deferred tax (liabilities):
Depreciation and amortization	(13,581)	(11,191)
Intangible asset step up	(19,971)	(20,552)
Convertible debt	(16,701)	(6,002)
Other	(653)	(4,703)
Total non current deferred tax (liabilities)	(50,906)	(42,448)
Net non current deferred tax (liability)	$(11,124)	$(8,348)

The Company had net operating loss ("NOL") carryforwards at December 31, 2010, of $42.3 million and $40.4 million for federal and state income tax purposes, respectively. These NOL carryforwards were primarily attributable to the acquisition of SemEquip, Inc. in August 2008. They are subject to potential utilization restrictions on an annual basis as a result of the ownership change. The NOL carryforwards will begin to expire in 2021 if not utilized.

At December 31, 2010, the Company had approximately $1.2 million and $1.7 million in federal and state research and development credit carryforwards, respectively, which will begin to expire in 2016. These credits were attributable to the acquisition of SemEquip, Inc. These credits are subject to potential utilization restrictions on an annual basis as a result of the ownership change.

At December 31, 2010, the Company had a valuation allowance of $5.0 million for state NOLs and state research credits as the ultimate utilization of these items were less than “more likely than not”. The valuation allowance decreased by $346,000 during 2010 primarily due the utilization of research credits.

The effective income tax rate for the years ended December 31, 2010, 2009 and 2008 differs from the Federal statutory income tax rate due to the following items (in thousands):

	December 31,
	2010	2009	2008
Income (loss) before taxes, domestic	$(8,914)	$24,178	$136,801
Income (loss) before taxes, foreign	37,285	(23,761)	24,103
Income before taxes, total	$28,371	$417	$160,904
Provision for income taxes at federal statutory rate (35%)	9,930	146	56,317
State income taxes, net of federal benefit	138	(3,572)	4.575
Non deductible items	146	242	247
Worthless stock deduction	-	(410)	-
Foreign tax provision (credits)	2,385	(1,059)	(564)
Manufacturing deduction	-	-	(2,882)
State apportionment refund claim	(5,386)	-	-
Foreign earnings not taxed at federal rate	(6,872)	(2,031)	(5,583)
Contingency reserve	(484)	(3,697)	-
SemEquip NOL adjustment	-	(392)	-
Valuation allowance	(346)	2,675	-
Other	(416)	-	4,314
(Benefit) provision for income taxes	(905)	$(8,098)	$56,424

During the year ended December 31, 2010, the Company settled a claim with the State of California to change the apportionment formula that was previously used during the years 2005 through 2008 and received approval to use the new apportionment formula in subsequent years through 2015. Accordingly, the Company recorded a current state tax benefit to recognize a refund of approximately $8.3 million for the years 2005 through 2009, offset by the federal tax impact of $2.9 million, which resulted in a net tax benefit of $5.4 million during the year ended December 31, 2010.

The exercise of stock options and vesting of restricted stock units result in a tax benefit when the tax deduction exceeds share-based compensation expense recognized under generally accepted accounting principles and is recorded as a reduction of taxes payable with corresponding increase to the additional paid-in capital account. Conversely, a tax shortfall occurs when the share-based compensation expense recognized under generally accounting principles exceeds the associated tax deduction and is recorded as an increase of income taxes payable with a corresponding reduction to the additional paid-in capital account as the Company has accumulated sufficient tax benefits in the past. Tax (shortfall) benefit of ($472,000), $149,000 and $0.8 million were recognized for the years ended December 31, 2010, 2009 and 2008, respectively.

The Company's effective tax rate considers the impact of undistributed earnings of subsidiary companies outside of the U.S. The Company does not provide for U.S. federal income taxes or tax benefits on the undistributed earnings or losses of its international subsidiaries because such earnings are reinvested and, in the opinion of management, will continue to be reinvested indefinitely. As of December 31, 2010, the Company had not provided federal income taxes on earnings of approximately $41.2 million from its international subsidiaries. Should these earnings be distributed in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes and withholding taxes in various international jurisdictions. These taxes would be partially offset by U.S. foreign tax credits. Determination of the related amount of unrecognized deferred U.S. income taxes is not practicable because of the complexities associated with this hypothetical calculation. However, from time to time and to the extent that the Company can repatriate overseas earnings on a tax-free basis, the Company's foreign subsidiaries will pay dividends to the U.S. Material changes in the Company's working capital and long-term investment requirements could impact the decisions made by management with respect to the level and source of future remittances and, as a result, the Company's effective tax rate.

Effective January 1, 2008, the Company was granted an income tax holiday for its manufacturing facility in China. The tax holiday allows for tax-free operations through December 31, 2009, followed by operations at a reduced income tax rate of 12.5% on the profits generated in 2010 through 2012, with a return to the full statutory rate of 25% for periods thereafter. As a result of the tax holiday in China, income tax expense was reduced by approximately $2.7, $2.3 million and $3.5 million in 2010, 2009 and 2008, respectively.

The Company recorded a liability for unrecognized tax benefits (“UTBs”) at December 31, 2010, 2009 and 2008. A reconciliation of the beginning and ending amount of UTBs is as follows (in thousands):

	2010	2009	2008
Balance at January 1,	$1,817	$7,227	$4,556
Additions based on tax positions related to the current year	603	777	676
Additions for tax positions of prior years	-	-	2,724
Reductions for settlements with taxing authorities	(416)	(1,675)	-
Reductions of tax positions of prior years	(1,198)	(4,512)	(729)
Balance at December 31,	$806	$1,817	$7,227

It is the Company's policy to classify accrued interest and penalties as part of the income tax provision. The Company recognized $167,000 of interest expense for the year ended December 31, 2010 and reversed $2.4 million of interest expense related to UTBs for the year ended December 31, 2009. The accrued interest on the UTBs at December 31, 2010 and December 31, 2009 was $144,000 and $216,000, respectively. It is anticipated that any change in the above UTBs will impact the effective tax rate. At December 31, 2010, the 2009 and 2010 years are open and subject to potential examination in one or more jurisdictions. During the year ended December 31, 2010, the Company settled the federal income tax examination of the 2008 tax year. The Company does not expect any significant release of UTBs within the next twelve months.

CERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Employee Retirement and Other Benefit Plans

Supplemental Retirement Plan

In December 1988, the Board of Directors of the Company approved the adoption of a supplemental retirement plan, the Ceradyne SMART 401(k) Plan (the Plan), in which substantially all employees are eligible to participate after completing 90 days of employment. Participation in the Plan is voluntary. An employee may elect to contribute up to the maximum deferred tax amount of $16,500 in 2010 as a basic contribution. The Company may contribute any amount which the Board of Directors annually determines appropriate. Company contributions fully vest and are non-forfeitable after the participant has completed five years of service. The Company’s related contributions for the years ended December 31, 2010, 2009 and 2008 were $1.3 million, $1.5 million and $1.3 million, respectively.

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

German Pension and Benefit Plans

The Company provides pension benefits to the employees of its ESK Ceramics subsidiary in Germany. These pension benefits are rendered for the time after the retirement of the employees by payments into legally independent pension and relief facilities. They are generally based on length of service, wage level and position in the company. The direct and indirect obligations comprise obligations for pensions that are already paid currently and expectations for those pensions payable in the future. The Company has four separate plans in Germany: a) Pensionskasse - Old; b) Pensionskasse - New; c) Additional Compensation Plan; and d) Deferred Compensation plan. For financial accounting purposes, the Additional and Deferred Compensation Plans are accounted for as single-employer defined benefit plans, Pensionskasse - Old is a multiemployer defined benefit plan and the Pensionskasse - New is a defined contribution plan.

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

The accumulated benefit obligations and projected benefit obligations are computed utilizing the same methods and assumptions as those used in the Additional and Deferred Compensation Plans noted above and are solely based on the ESK Ceramics employees participating in the plan. However, the assets of the plan are allocated based upon the relative percentage of the projected benefit obligation to the total for all participating employers. The long-term asset structure of the Pensionskasse is determined significantly by asset-liability-studies conducted regularly calculating an optimal investment portfolio based on the known business in force and the actuarial assumptions. Input parameters are assumed risk and return rates as well as specific correlation samples of the respective asset categories. The priority objective of the asset allocation is to achieve a rate of return compensating the benefit commitments within the limits of a justifiable risk and volatility. The operative investment policy has to conform to legal requirements (insurance control and investment law) as well as to internal investment guidelines and restrictions. The use of derivatives is permitted within the legally allowed scope. The expected overall rate of return is based on numerous factors like the portfolio selection and the anticipated long-term rate of return of the respective asset categories determined by the Black-Litterman Market Equilibrium Model. The expected long-term rate of return therewith is approximated to long-term historical averages, future expectations are also covered by the Black-Litterman Model. In certain cases assumptions in expected long-term rates of return are modified marginally by the responsible manager of the WACKER Pensionskasse in order to consider personal experience and different medium-term market expectations respectively. The projected benefit obligations for the pension plan “continuation of payments in case of death” were $126,001 and $55,554 for the years ended December 31, 2010 and 2009, respectively.

CERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

    The Pensionskasse - New covers all German employees with membership as of January 1, 2005. Contributions and costs are determined as 2.0 percent of each covered employee’s salary and totalled $130,173 in 2010, $134,346 in 2009 and $165,982 in 2008.

Components of net periodic benefit costs under the Additional and Deferred Compensation Plans for the years ended December 31, 2010, 2009 and 2008 were as follows (in thousands):

	2010	2009	2008
Service cost	$675	$(592)	$(437)
Interest cost	727	(681)	(490)
Amortization of actuarial loss	164	(88)	-
Net periodic benefit cost	$1,566	$(1,361)	$(927)

The weighted-average assumptions used to determine net periodic benefit cost were as follows:

	2010	2009	2008
Discount rate	5.40%	6.25%	5.75%
Rate of long-term compensation increase	3.00%	3.00%	2.50%

The funded status and components of the change in benefit obligations of the Additional and Deferred Compensation Plans for December 31, 2010 and 2009 were as follows (in thousands):

	2010	2009
Funded status at end of year:
Projected benefit obligation	$(16,109)	$(14,657)
Assets at fair value	-	-
Funded status	$(16,109)	$(14.657)

Net amounts recognized in consolidated balance sheet:
Current liabilities	$(238)	$(154)
Non-current liabilities	$(15,871)	$(14,503)
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$(14,657)	$(11,032)
Foreign currency exchange rate changes	944	(439)
Service costs	(675)	(592)
Interest costs	(727)	(681)
Actuarial gains (losses)	(1,146)	(2,061)
Benefits paid	152	148
Projected benefit obligation at end of year	$(16,109)	$(14,657)

Accumulated benefit obligation	$(14,576)	$(13,222)

CERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted-average assumptions used to determine pension benefit obligations were as follows:

	2010	2009
Discount rate	5.10%	5.40%
Rate of long-term compensation increase	3.00%	3.00%

Components of the related tax effects for each component of other comprehensive income follows related to the Additional and Deferred Compensation Plans for December 31, 2010 and 2009 are as follows (in thousands):

		2010
	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
Accumulated other comprehensive (loss) income at beginning of year	$(3,956)	$1,160	$(2,796)
Net actuarial (loss) gain arising during current year	(1,146)	336	(810)
Amortization of actuarial loss	163	(48)	115
Foreign currency effect	1	-	1
Accumulated other comprehensive (loss) income at end of year(1)	$(4,938)	$1,448	$(3,490)

(1) Approximately $173 of net actuarial loss included in accumulated other comprehensive loss will be amortized into income in 2011.

		2009
	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
Accumulated other comprehensive income (loss) at beginning of year	$(1,875)	$530	$(1,345)
Net actuarial (loss) gain arising during current year	(2,061)	604	(1,457)
Amortization of actuarial loss	88	(26)	62
Foreign currency effect	(108)	52	(56)
Accumulated other comprehensive (loss) income at end of year(1)	$(3,956)	$1,160	$(2,796)

            The Company expects to contribute to its defined benefit plans in 2011 (in thousands):

Pensionkasse – old	$1,341
Additional compensation	1,318
Deferred compensation	216
Total contributions expected in 2011	$2,875

            The following estimated future benefit payments are expected to be paid in the years indicated (in thousands):

2011	$236
2012	296
2013	326
2014	392
2015	435
2016 – 2020	3,367

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

Components of the net periodic pension (benefit) for the years ended December 31, 2010, 2009 and 2008 were as follows (in thousands):

	2010	2009	2008
Service costs	$63	$86	$110
Interest costs	506	513	510
Amortization of actuarial loss	146	202	-
Expected return on assets	(520)	(490)	(697)
Net periodic pension (benefit)	$195	$311	$(77)

The weighted-average assumptions used to determine net periodic benefit costs were as follows:

	2010	2009	2008
Discount rate	5.75%	5.74%	5.92%
Rate of long-term compensation increase	3.00%	4.00%	4.00%
Expected return on plan assets	8.00%	8.00%	8.00%

The funded status and components of the change in benefit obligations and changes in plan assets for the years ended Decemer 31, 2010 and 2009 were as follows (in thousands):

Funded status at end of year:	2010	2009
Projected benefit obligation	$(9,599)	$(9,088)
Assets at fair value	7,125	6,857
Funded status	$(2,474)	$(2,231)

Net amount recorded in consolidated balance sheet:
Noncurrent liabilities	$(2,474)	$(2,231)

Change in projected benefit obligation:
Benefit obligation at beginning of year	$(9,088)	$(9,210)
Service costs	(63)	(86)
Interest costs	(506)	(513)
Actuarial losses	(521)	108
Benefits paid	579	613
Projected benefit obligation at end of year	$(9,599)	$(9,088)

Changes in plan assets:
Fair value of plan assets at beginning of year	$6,857	$6,447
Actual return on plan assets	749	1,022
Employer contributions	98	-
Benefits paid	(579)	(612)
Fair value of plan assets at end of year	$7,125	$6,857

The fair value of plan assets was determined based on observable inputs (Level 2) using the net asset value of the investment funds. The net asset value represents price per share and is calculated by dividing the total value of all securities in the portfolio, less any liabilities, by the number of fund shares outstanding. Plan assets as of December 31, 2010 and 2009 comprised the following:

	2010	2009
Investment fund – equity securities	$4,618	$4,461
Investment fund – fixed income securities	2,507	2,396
Fair value of plan assets at end of year	$7,125	$6,857

Accumulated benefit obligation at end of year	$(9,596)	$(9,082)

The weighted-average assumptions used to determine pension benefit obligation were as follows:

	2010	2009
Discount rate	5.28%	5.75%
Rate of long-term compensation increase	3.00%	3.00%

Components of the related tax effects for each component of other comprehensive income follows related to the plan for the years ended December 31, 2010 and 2009 are as follows (in thousands):

	2010
	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
Accumulated other comprehensive income (loss) at beginning of year	$(2,072)	$807	$(1,265)
Net actuarial loss arising during current year	(145)	57	(88)
Accumulated other comprehensive income (loss) at end of year(1)	$(2,217)	$864	$(1,353)

(1)Approximately $151 of actuarial net loss included in accumulated other comprehensive loss will be amortized into income in 2011.

	2009
	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
Accumulated other comprehensive income (loss) at beginning of year	$(2,915)	$1,136	$(1,779)
Net actuarial gain arising during current year	843	(329)	514
Accumulated other comprehensive income (loss) at end of year	$(2,072)	$807	$(1,265)

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

CERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following estimated future benefit payments are expected to be paid in the years indicated (in thousands):

2011	$633
2012	610
2013	623
2014	665
2015	621
2016 – 2020	3,557

7. Commitments and Contingencies

a. Operating Lease Obligations

The Company leases certain of its manufacturing facilities under noncancelable operating leases expiring at various dates through December 2015. The Company incurred rental expense under these leases of $3.3 million, $3.3 million and $3.0 million for the years ended 2010, 2009 and 2008, respectively. The approximate minimum rental commitments required under existing noncancelable leases as of December 31, 2010 are as follows (in thousands):

2011	$3,068
2012	2,392
2013	1,435
2014	384
2015	88
Thereafter	-
$7,367

b. Legal Proceedings

The Company is from time to time involved in various legal proceedings that are incidental to its business. However, to management’s knowledge, there currently are no material pending legal proceedings involving the Company of any of its subsidiaries.

8. Disclosure About Segments of Enterprise and Related Information

Prior to October 2010, the Company reported that it conducted its operations primarily through six operating segments. To more accurately reflect current operations, executive reporting management structure and organization, and internal reporting the Company modified its segment structure and reporting to reflect that it operates through four operating segments each led by a different senior executive that reports directly to the Company’s Chief Executive Officer. The changes made to arrive at the four segments from the six previous segments were that the former Semicon Associates segment is now included in the Advanced Ceramics Operations segment and the former Ceradyne Canada segment is now included in the Boron segment. All of the financial data for 2010, 2009 and 2008 have been changed to reflect four segments.

The Company serves its markets and manages its business through four operating segments, each of which has its own manufacturing facilities and selling functions and each has a senior executive that reports directly to the Company’s Chief Executive Officer. The Company’s Advanced Ceramic Operations, with operations located in Costa Mesa and Irvine, California, Lexington, Kentucky, Wixom, Michigan, Salem, New Hampshire, Mountain Green, Utah and Bangalore, India primarily produces armor, orthodontic products, diesel engine parts, components for semiconductor equipment, cathodes and houses the Company’s SRBSN research and development activities. Fused silica products, including missile radomes and crucibles for photovoltaic solar cell applications are produced at the Company’s Thermo Materials division located in Scottdale and Clarkston, Georgia. The Company’s manufacturing facility in Tianjin, China manufactures fused silica crucibles, and is part of the Thermo Materials operating segment. Minco, Inc., which Ceradyne acquired in July 2007, also is included in the Thermo Materials operating segment. Minco, located in Midway, Tennessee, manufactures fused silica, which is a primary raw material used in products manufactured by our Thermo Materials division. The Company’s ESK Ceramics subsidiary is located in Kempten, Germany. This subsidiary produces ceramic powders, including boron carbide powder for ceramic body armor, evaporation boats for metallization, functional and frictional coatings utilized in the automotive and textile industries, high performance pump seals, fluid handling, refractory products and ceramic powders used in cosmetics. The Company’s remaining segment is Boron. This segment is comprised of three subsidiaries, Boron Products, Ceradyne Canada and SemEquip, Inc. Boron owns certain assets, including approximately 155 acres and several buildings, equipment and

CERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

technology, related to the production of the boron isotope 10B. This isotope is a strong neutron absorber and is used for both nuclear waste containment and nuclear power plant neutron radiation control. Boron Products also produces complementary chemical isotopes used in the normal operation and control of nuclear power plants. SemEquip, Inc., which the Company acquired in August 2008, develops and markets cluster ion implantation sub-systems and advanced ion source materials for the manufacture of logic and memory semiconductor chips. SemEquip is included in the Boron operating segment. The Company’s Ceradyne Canada subsidiary acquired certain assets in June 2006, including a building, equipment and technology, related to the production of structural neutron absorbing materials for use in the storage of spent nuclear rods. The building and operations of Ceradyne Canada are located in Chicoutimi, Quebec, Canada.

The U.S. government and government agencies collectively represented approximately 17.5% of our net sales in 2010, 40.8% in 2009 and 54.1% in 2008. As of December 31, 2010 and 2009, there were no other external customers that accounted for 10% or more of our revenue.

CERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEGMENT INFORMATION FOR THE YEARS ENDED
DECEMBER 31, 2010, 2009 AND 2008
(amounts in thousands)

	2010	2009	2008
Revenue
Advanced Ceramic Operations	$152,578	$221,751	$459,003
ESK Ceramics	130,747	105,117	152,238
Thermo Materials	98,770	66,116	80,158
Boron	35,010	28,951	24,229
Inter-segment elimination	(14,167)	(21,360)	(35,431)
Total revenue from external customers	$402,938	$400,575	$680,197

Depreciation and Amortization
Advanced Ceramic Operations	$9,238	$10,389	$10,946
ESK Ceramics	12,625	11,686	13,144
Thermo Materials	6,176	4,878	5,497
Boron	8,109	8,193	7,081
Total	$36,148	$35,146	$36,668

Segment Income (Loss) from Operations and Income before Provision for Income Taxes
Advanced Ceramic Operations	$(23,113)	$25,031	$148,564
ESK Ceramics	21,133	(21,501)	7,206
Thermo Materials	33,951	14,712	23,470
Boron	(2,385)	(11,048)	(15,482)
Inter-segment elimination	(430)	536	1,828
Total Segment Income from Operations	$29,156	$7,730	165,586
Other Expense	(785)	(7,313)	(4,682)
Total Income before Provision for Income Taxes	$28,371	$417	$160,904

Segment Assets
Advanced Ceramic Operations	$414,425	$406,866	$390,285
ESK Ceramics	173,387	207,733	226,626
Thermo Materials	149,960	105,332	96,163
Boron	127,541	129,773	141,453
Total	$865,313	$849,704	$854,527

Expenditures for PP&E
Advanced Ceramic Operations	$6,811	$4,880	$5,521
ESK Ceramics	2,497	426	22,079
Thermo Materials	32,087	7,952	12,635
Boron	2,825	1,276	3,812
Total	$44,220	$14,534	$44,047

CERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEGMENT INFORMATION FOR THE YEARS ENDED
DECEMBER 31, 2010, 2009 AND 2008

	2010	2009	2008
Percentage of U.S. net sales from external customers
Advanced Ceramic Operations	34%	53%	64%
ESK Ceramics	5%	3%	2%
Thermo Materials	5%	6%	4%
Boron	5%	4%	3%
Total percentage of U.S. net sales from external customers	49%	66%	73%

Percentage of foreign net sales from external customers
Advanced Ceramic Operations	4%	2%	3%
ESK Ceramics	26%	20%	16%
Thermo Materials	19%	9%	7%
Boron	2%	3%	1%
Total percentage of foreign net sales from external customers	51%	34%	27%

Percentage of total net sales from external customers
Advanced Ceramic Operations	38%	55%	67%
ESK Ceramics	31%	23%	18%
Thermo Materials	24%	15%	11%
Boron	7%	7%	4%
Total percentage of net sales from external customers	100%	100%	100%

The following is revenue by product line for Advanced Ceramic Operations for the years ended December 31, 2010, 2009 and 2008 (amounts in thousands):

	December 31,
	2010	2009	2008
Armor	$105,362	$189,028	$410,649
Automotive	10,057	5,006	17,604
Orthodontics	8,358	9,487	9.977
Industrial	28,801	18,230	20,773
	$152,578	$221,751	$459,003

9. Share Based Compensation

Share-based compensation expense is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Guidance for share-based compensation requires forfeitures to be estimated at the time of grant in order to estimate the amount of share-based awards that will ultimately vest. The forfeiture rate is based on historical rates. Share-based compensation expense recognized in the Company’s Consolidated Statements of Income for the years ended December 31, 2010, December 31, 2009 and December 31, 2008  includes (i) compensation expense for share-based payment awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the guidance for share-based compensation and (ii) compensation expense for the share-based payment awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with guidance for share-based compensation. As share-based compensation expense recognized in the Consolidated Statement of Income for the years ended December 31, 2010, December 31, 2009 and December 31, 2008 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures.

The Company maintains the 1994 Stock Incentive Plan and 2003 Stock Incentive Plan. The Company was authorized to grant options for up to 2,362,500 shares under its 1994 Stock Incentive Plan. The Company has granted options for  2,691,225 shares and has had cancellations of 397,811 shares through December 31, 2010. There are no remaining stock options available to grant under this plan. The options granted under this plan generally became exercisable over a five-year period for incentive stock options and six months for nonqualified stock options and have a maximum term of ten years.

The 2003 Stock Incentive Plan was amended in 2005 to allow the issuance of Restricted Stock Units (the “Units”) to eligible employees and non-employee directors. The Units are payable in shares of the Company’s common stock upon vesting. For directors, the Units vest annually over three years on the anniversary date of their issuance. For officers and employees, the Units typically vest annually over five years on the anniversary date of their issuance.

The Company’s stockholders approved an amendment to the 2003 Stock Incentive Plan in 2010 to increase the number of shares authorized for issuance under the plan by 750,000. The Company may grant options and Units for up to 1,875,000 shares under the 2003 Stock Incentive Plan, as amended. The Company has granted options for 475,125 shares and Units for 760,031 shares under this plan through December 31, 2010. There have been cancellations of 111,575 shares associated with this plan through December 31, 2010. The options under this plan have a life of ten years.

During the years ended December 31, 2010 and 2009, the Company issued Units to certain directors, officers and employees with weighted average grant date fair values and Units issued as indicated in the table below. Pursuant to guidance of share-based compensation, the Company records compensation expense for the amount of the grant date fair value on a straight line basis over the vesting period. The Company incurred charges associated with the vesting of the Units of $3.8 million for the year ended December 31, 2010, $3.6 million for the year ended December 31, 2009, and $2.7 million for the year ended December 31, 2008.

Share-based compensation expense reduced the Company’s results of operations as follows (in thousands, except per share amounts):

	2010	2009	2008
Share-based compensation expense recognized:
General and administrative, options	$41	$214	$438
General and administrative, Units	3,803	3,624	2,671
Related deferred income tax benefit	(1,532)	(1,529)	(1,094)
Decrease in net income	$2,312	$2,309	$2,015
Decrease in basic earnings per share	$0.09	$0.09	$0.08
Decrease in diluted earnings per share	$0.09	$0.09	$0.08

The amounts above include the impact of recognizing compensation expense related to non-qualified stock options.

As of December 31, 2010, there was no unrecognized compensation cost related to non-vested outstanding stock options. The aggregate intrinsic value of stock options exercised was $190,000 and $0.8 million for the years ended December 31, 2010 and 2009, respectively.

As of December 31, 2010, there was approximately $9.0 million of total unrecognized compensation cost related to non-vested Units granted under the 2003 Stock Incentive Plan. That cost is expected to be recognized over a weighted average period of 2.6 years.

CERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of stock option activity:

	2010			2009		2008
	Number of Options	Weighted Average Exercise Price		Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding, beginning of year	454,400		$$12.37	462,900	$12.22	497,325	$12.04
Options granted	-	$	$-	-	$-	-	$-
Options exercised	(25,500)		$$14.19	(8,500)	$3.96	(30,675)	$9.04
Options cancelled	(900)		$$3.62	-	$-	(3,750)	$15.05
Outstanding, end of year	428,000		$$12.28	454,400	$12.37	462,900	$12.22
Exercisable, end of year	428,000		$$12.28	448,400	$12.28	437,025	$11.71

The following is a summary of Unit activity:

	2010		2009		2008
	Units	Weighted Average Grant Fair Value	Units	Weighted Average Grant Fair Value	Units	Weighted Average Grant Fair Value
Outstanding, beginning of year	363,924	$32.47	271,264	$45.90	149,759	$52.94
Granted	166,205	$22.98	198,350	$19.35	168,076	$40.54
Vested	(118,245)	$33.25	(82,340)	$41.57	(40,671)	$49.09
Forfeited	(12,200)	$43.58	(23,350)	$44.98	(5,900)	$49.08
Non-vested Units at end of year	399,684	$28.40	363,924	$32.47	271,264	$45.90

The following table summarizes information regarding options outstanding and options exercisable at December 31, 2010:

	Outstanding				Exercisable
Range of Exercise Prices	Number of Options	Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (000s)	Number of Options	Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (000s)
$2.98 - $4.58	196,475	1.07	$4.14	$5,381	196,475	1.07	$4.14	$5,381
$10.53 - $16.89	115,275	2.70	$16.89	$1,688	115,275	2.70	$16.89	$1,688
$18.80 - $24.07	116,250	3.73	$21.46	$1,170	116,250	3.73	$21.46	$1,170
	428,000	2.23	$12.28	$8,239	428,000	2.23	$12.28	$8,239

The following table summarizes information regarding Units outstanding at December 31, 2010:

	Outstanding
Range of Grant Prices	Number of Units	Average Remaining Contractual Life (Years)	Weighted Average Grant Fair Value
$16.53 - $31.69	286,162	2.87	$21.42
$37.41 - $39.43	57,392	2.33	$38.58
$42.28 - $45.70	30,000	2.32	$44.54
$52.47 - $62.07	14,410	0.80	$58.52
$66.35 - $81.18	11,720	1.45	$70.72
	399,684	2.63	$28.40

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

10. Restructuring – Plant Closure and Severance

2010 Restructuring Actions – Advanced Ceramics Operations Segment

During the fourth quarter of 2010, the Company closed its hot press manufacturing operation in Costa Mesa, California as a result of reduced demand for ceramic body armor solutions and the high cost of doing business in the State, especially the high cost of electricity, which is integral to its manufacturing operations. The Company has consolidated all hot press operations into its existing manufacturing plant in Lexington, Kentucky. Accordingly, the Company recognized a restructuring charge of $3.5 million during the year ended December 31, 2010 to write down the value of long-lived assets associated with the closure of the hot press manufacturing operation in Costa Mesa, California.

2009 Restructuring Actions – ESK Ceramics Segment

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

Activities in the restructuring charges accrual balances during the year ended December 31, 2010 were as follows (in thousands):
	Balance at December 31, 2009	Costs Incurred	Cash Payments	Non-Cash Adjustments	Balance at December 31, 2010
Severance, retention bonuses and other one-time termination benefits	$5,525	$7	$(4,509)	$(393)	$630
Termination of redundant supplier contracts	110	-	(43)	(33)	34
Legal fees and other shutdown costs	608	-	(357)	(40)	211
	$6,243	$7	$(4,909)	$(466)	$875

           Activities in the restructuring charges accrual balances during the year ended December 31, 2009 were as follows (in thousands):

	Costs Incurred	Cash Payments	Non-Cash Adjustments	Balance at December 31, 2009
Severance, retention bonuses and other one-time termination benefits	$12,090	$(7,039)	$474	$5,525
Termination of redundant supplier contracts	107	-	3	110
Legal fees and other shutdown costs	727	(121)	2	608
	$12,924	$(7,160)	$479	$6,243

11. Subsequent Event

On January 3, 2011, the Company acquired Seattle, Washington based specialty glass company, VIOX Corporation (“VIOX”). The purchase price consists of $26.0 million in cash paid at closing, plus a post-closing adjustment estimated to be approximately $1.0 million payable in March 2011. In addition, the Company is obligated to pay contingent consideration of up to a maximum of $22.0 million, based on VIOX achieving certain sales diversification and earnings targets during the 30-month period following the closing. VIOX is a 40-year-old corporation that develops, manufactures and markets specialty glass compositions for a wide range of electronic, industrial and health care markets. The Company will record the purchase of VIOX using the acquisition method of accounting and will recognize the assets acquired and liabilities assumed at their fair values as of the date of the acquisition. The results of operations of VIOX will be included in the Company's consolidated results of operations beginning with the date of the acquisition. The Company is currently evaluating the fair values of the purchase price consideration, assets acquired and liabilities assumed and will commence its purchase price allocation in the first quarter of 2011.

12. Quarterly Financial Information (unaudited)

The results by quarter for 2010 and 2009 (amounts in thousands except per share data):

Quarter Ending
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
Net sales	$99,772	$95,267	$107,954	$97,582
Gross profit	23,587	23,064	28,625	26,343
Net income	708	(11,210)	4,936	14,081
Basic income per share	$0.03	$(0.44)	$0.19	$0.55
Diluted income per share	$0.03	$(0.44)	$0.19	$0.55

Quarter Ending
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
Net sales	$110,038	$100,415	$91,766	$100,719
Gross profit	25,366	25,845	23,616	33,033
Net income (loss)	4,990	6,563	4,537	13,186
Basic income (loss) per share	$0.20	$0.26	$0.18	$0.53
Diluted income (loss) per share	$0.20	$0.26	$0.18	$0.53

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 24, 2011	CERADYNE, INC.

	By:	/s/ JOEL P. MOSKOWITZ
Joel P. Moskowitz
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ JOEL P. MOSKOWITZ	Chairman of the Board, Chief Executive Officer, President and Director (Principal Executive Officer)	February 24, 2011
Joel P. Moskowitz

/s/ JERROLD J. PELLIZZON	Chief Financial Officer (Principal Financial and Accounting Officer)	February 24, 2011
Jerrold J. Pellizzon

/s/ RICHARD A. ALLIEGRO	Director	February 24, 2011
Richard A. Alliegro

/s/ FRANK EDELSTEIN	Director	February 24, 2011
Frank Edelstein

/s/ RICHARD A. KERTSON	Director	February 24, 2011
Richard A. Kertson

/s/ WILLIAM C. LA COURSE	Director	February 24, 2011
William C. LaCourse
/s/ MILTON L. LOHR	Director	February 24, 2011
Milton L. Lohr