Form 10-Q
period 2011-03-31
CERADYNE INC
filed 2011-04-26
CIK 18937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 21, 2011
Common Stock, $0.01 par value	24,893,158 Shares

Exhibit Index on Page 33

INDEX

CERADYNE, INC.

INDEX

CERADYNE, INC.
FORM 10-Q
FOR THE QUARTER ENDED
March 31, 2011

PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Consolidated Financial Statements

CERADYNE, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)
	March 31, 2011	December 31, 2010
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$49,085	$53,436
Short-term investments	191,855	192,860
Accounts receivable, net of allowances for doubtful accounts of $1,060
and $685 at March 31, 2011 and December 31, 2010, respectively	73,099	53,019
Other receivables	20,829	17,553
Inventories	101,509	94,258
Production tooling, net	18,831	10,037
Prepaid expenses and other	33,565	38,653
Deferred tax asset	6,832	6,808
TOTAL CURRENT ASSETS	495,605	466,624
PROPERTY, PLANT AND EQUIPMENT, net	251,879	243,681
LONG TERM INVESTMENTS	20,186	26,187
INTANGIBLE ASSETS, net	105,432	83,475
GOODWILL	50,781	43,219
OTHER ASSETS	2,647	2,127
TOTAL ASSETS	$926,530	$865,313

CURRENT LIABILITIES
Accounts payable	$27,536	$25,738
Accrued expenses	30,033	24,603
Income taxes payable	3,217	1,869
TOTAL CURRENT LIABILITIES	60,786	52,210
LONG-TERM DEBT	86,489	85,599
EMPLOYEE BENEFITS	23,357	22,269
OTHER LONG TERM LIABILITIES	54,477	41,902
DEFERRED TAX LIABILITY	11,776	11,124
TOTAL LIABILITIES	236,885	213,104

COMMITMENTS AND CONTINGENCIES (Note 13)
STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value, 100,000,000 authorized, 24,893,158 and 24,713,126 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	250	247
Additional paid-in capital	144,755	141,973
Retained earnings	523,127	499,532
Accumulated other comprehensive income	21,513	10,457
TOTAL STOCKHOLDERS’ EQUITY	689,645	652,209
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$926,530	$865,313

See accompanying condensed notes to Consolidated Financial Statements

INDEX

CERADYNE, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)

	Three Months Ended March 31,
	2011	2010
	(Unaudited)
NET SALES	$150,102	$110,038
COST OF GOODS SOLD	92,014	84,672
Gross profit	58,088	25,366
OPERATING EXPENSES
Selling, general and administrative	18,836	13,904
Acquisition related charge (credit)	584	(88)
Research and development	3,067	2,944
TOTAL OPERATING EXPENSES	22,487	16,760
INCOME FROM OPERATIONS	35,601	8,606

OTHER INCOME (EXPENSE):
Interest income	798	899
Interest expense	(1,448)	(1,586)
Loss on auction rate securities	-	(1,927)
Miscellaneous	(87)	529
	(737)	(2,085)
INCOME BEFORE PROVISION FOR INCOME TAXES	34,864	6,521
PROVISION FOR INCOME TAXES	11,269	1,531
NET INCOME	$23,595	$4,990
NET INCOME PER COMMON SHARE:
BASIC	$0.95	$0.20
DILUTED	$0.94	$0.20
SHARES USED IN COMPUTING PER COMMON SHARE AMOUNTS:
BASIC	24,839	25,411
DILUTED	25,130	25,585

See accompanying condensed notes to Consolidated Financial Statements

INDEX

CERADYNE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
	Three Months Ended March 31,
	2011	2010
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$23,595	$4,990
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Depreciation and amortization	9,749	9,178
Amortization of bond premium	375	-
Non cash interest expense on convertible debt	889	827
Deferred income taxes	382	174
Stock compensation	972	964
Loss on marketable securities	113	1,927
Loss on equipment disposal	49	4
Change in operating assets and liabilities (net of effect of businesses acquired):
Accounts receivable, net	(16,694)	(7,035)
Other receivables	(2,984)	(8,863)
Inventories	(2,502)	9,672
Production tooling, net	(3,424)	1,498
Prepaid expenses and other assets	477	3,300
Accounts payable and accrued expenses	4,222	(134)
Income taxes payable	1,249	-
Other long term liability	1,086	(328)
Employee benefits	205	140
NET CASH PROVIDED BY OPERATING ACTIVITES	17,759	16,314
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(7,677)	(6,851)
Changes in restricted cash	-	3,130
Purchases of marketable securities	(240)	(344)
Proceeds from sales and maturities of marketable securities	7,000	12
Proceeds from sale of equipment	1,339	284
Acquisition of business	(27,673)	-
NET CASH USED IN INVESTING ACTIVITIES	(27,251)	(3,769)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock due to exercise of options	897	24
Excess tax benefit due to exercise of stock options	1,771	7
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,668	31
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	2,473	(963)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,351)	11,613
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	53,436	122,154
CASH AND CASH EQUIVALENTS, END OF PERIOD	$49,085	$133,767

See accompanying condensed notes to Consolidated Financial Statements

INDEX

CERADYNE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(Unaudited)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

The balance sheet at December 31, 2010 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. For further information, refer to the Consolidated Financial Statements and Notes to Financial Statements included in Ceradyne’s annual report on Form 10-K for the year ended December 31, 2010.

2.	Share Based Compensation

Share-based compensation expense was $1.0 million for the three months ended March 31, 2011 and was related to restricted stock units only as the Company did not have any share-based compensation expense for stock options. Share-based compensation expense was $1.0 million for the three months ended March 31, 2010 and was related to both stock options and restricted stock units.

Share-based compensation expense is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Forfeitures are estimated at the time of grant in order to estimate the amount of share-based awards that will ultimately vest. The forfeiture rate is based on historical rates. Share-based compensation expense recognized in the Company’s Consolidated Statements of Income for the three month period ended March 31, 2011 includes compensation expense for share-based payment awards based on the estimated grant-date fair value. Since share-based compensation expense recognized in the Consolidated Statements of Income for the three month period ended March 31, 2011 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures.

The Company maintains the 1994 Stock Incentive Plan and 2003 Stock Incentive Plan.

The Company was authorized to grant options for up to 2,362,500 shares under its 1994 Stock Incentive Plan. The Company has granted options for 2,691,225 shares and has had cancellations of 397,811 shares through March 31, 2011. There are no remaining stock options available to grant under this plan. The options granted under this plan generally became exercisable over a five-year period for incentive stock options and six months for nonqualified stock options and have a maximum term of ten years.

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

The Company may grant options and Units for up to 1,875,000 shares under the 2003 Stock Incentive Plan. The Company has granted options for 475,125 shares and Units for 781,531 shares under this plan through March 31, 2011. There have been cancellations of 111,775 shares and Units associated with this plan through March 31, 2011. The options under this plan have a life of ten years.

During the three months ended March 31, 2011 and 2010, the Company issued Units to certain directors, officers and employees with weighted average grant date fair values and Units issued as indicated in the table below. The Company records compensation expense for the amount of the grant date fair value on a straight line basis over the vesting period.

INDEX

Share-based compensation expense reduced the Company’s results of operations as follows (dollars in thousands, except per share amounts):

	Three Months Ended March 31,
	2011	2010
Share-based compensation expense recognized:
General and administrative, options	$-	$30
General and administrative, restricted stock units	972	934
Related deferred income tax benefit	(387)	(384)
Decrease in net income	$585	$580
Decrease in basic earnings per share	$0.02	$0.02
Decrease in diluted earnings per share	$0.02	$0.02

The amounts above include the impact of recognizing compensation expense related to non-qualified stock options.

As of March 31, 2011, all stock options were vested, consequently there was no unrecognized compensation cost related to   them. The aggregate intrinsic value of stock options exercised was $3.8 million and $130,000 for the three months ended March 31, 2011 and 2010, respectively.

As of March 31, 2011, there was approximately $8.5 million of total unrecognized compensation cost related to non-vested Units granted under the 2003 Stock Incentive Plan. That cost is expected to be recognized over a weighted average period of 2.7 years.

The following is a summary of stock option activity:

	Three Months Ended March 31, 2011
	Number of Options	Weighted Average Exercise Price
Outstanding, December 31, 2010	428,000	$12.28
Options exercised	(143,625)	$6.25
Outstanding, March 31, 2011	284,375	$15.33
Exercisable, March 31, 2011	284,375	$15.33

The following is a summary of Unit activity:

	Three Months Ended March 31, 2011
	Number of Units	Weighted Average Grant Fair Value
Non-vested Units at December 31, 2010	399,684	28.40
Granted	21,500	22.98
Forfeited	(200)	43.58
Vested	(56,827)	30.29
Non-vested Units at March 31, 2011	364,157	28.52

INDEX

The following table summarizes information regarding options outstanding and options exercisable at March 31, 2011:

	Outstanding				Exercisable
Range of Exercise Prices	Number of Options	Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (000s)	Number of Options	Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (000s)
$2.98 - $4.58	69,075	1.30	$3.61	$2,864	69,075	1.30	$3.61	$2,864
$16.90 - $18.80	123,700	2.58	$17.04	$3,469	123,700	2.58	$17.04	$3,469
$21.50 - $22.67	91,600	3.40	$21.85	$2,128	91,600	3.40	$21.85	$2,128
	284,375	2.53	$15.33	$8,461	284,375	2.53	$15.33	$8,461

The following table summarizes information regarding Units outstanding at March 31, 2011:

	Outstanding
Range of Grant Prices	Number of Units	Average Remaining Contractual Life (Years)	Weighted Average Grant Fair Value
$16.53 - $31.69	242,845	2.70	$21.24
$35.67 - $39.43	78,892	2.83	$37.78
$42.28 - $45.70	26,100	2.11	$44.55
$52.47 - $62.07	4,600	0.93	$55.90
$66.35 - $81.18	11,720	1.20	$70.72
	364,157	2.62	$28.52

3.	Net Income Per Share

Basic net income per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted net income per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding plus the effect of any dilutive stock options and restricted stock units using the treasury stock method and the net share settlement method for the convertible debt. During the three months ended March 31, 2011 and 2010, the average trading price of the Company’s stock did not exceed the conversion price of the convertible debt, therefore there was no impact to the calculation of diluted shares.

The following is a summary of the number of shares entering into the computation of net income per common and potential common shares:

	Three Months Ended March 31,
	2011	2010
Weighted average basic number of shares outstanding	24,839,424	25,410,976
Dilutive stock options	219,839	156,182
Dilutive restricted stock units	70,661	18,211
Dilutive contingent convertible debt common shares	-	-
Number of shares used in fully diluted computations	25,129,924	25,585,369

Not included in the number of shares used in the fully diluted computation for the three months ended March 31, 2011 and 2010 are 93,062 and 254,424 shares, respectively, pertaining to restricted stock units as their impact would be anti-dilutive.

INDEX

4.	Composition of Certain Financial Statement Captions

Inventories are valued at the lower of cost (first in, first out) or market. Inventory costs include the cost of material, labor and manufacturing overhead. The following is a summary of the inventory components as of March 31, 2011 and December 31, 2010 (in thousands):

	March 31, 2011	December 31, 2010
Raw materials	$7,319	$9,459
Work-in-process	60,535	49,825
Finished goods	33,655	34,974
	$101,509	$94,258

Property, plant and equipment are recorded at cost and consist of the following (in thousands):

	March 31, 2011	December 31, 2010
Land	$19,164	$18,902
Buildings and improvements	120,103	97,076
Machinery and equipment	227,051	209,334
Leasehold improvements	8,538	8,401
Office equipment	34,877	32,269
Construction in progress	12,203	37,286
	421,936	403,268
Less accumulated depreciation and amortization	(170,057)	(159,587)
	$251,879	$243,681

The components of intangible assets are as follows (in thousands):

	March 31, 2011			December 31, 2010
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Amortizing Intangible Assets
Backlog	$1,857	$1,857	$-	$1,826	$1,826	$-
Developed technology	70,834	6,308	64,526	50,530	5,387	45,143
Tradename	4,110	600	3,510	1,110	571	539
Customer relationships	47,604	13,140	34,464	47,604	12,087	35,517
Non-compete agreement	500	500	-	500	500	-
Non-amortizing tradename	3,007	75	2,932	2,276	-	2,276
Total	$127,912	$22,480	$105,432	$103,846	$20,371	$83,475

The estimated useful lives for intangible assets are:

Identified Intangible Asset	Estimated Useful Life in Years or Months
Developed technology	10 years – 20 years
Tradename	10 years
Customer relationships	10 years – 12.5 years
Backlog	1 month – 3 months
Non-compete agreement	15 months

Amortization of definite-lived intangible assets will be approximately (in thousands): $8,635 in fiscal year 2011, $7,802 in fiscal year 2012, $10,124 in fiscal year 2013, $12,585 in fiscal year 2014 and $15,318 in fiscal year 2015.

INDEX

The roll forward of the goodwill balance by segment during the three months ended March 31, 2011 is as follows (in thousands):

	ACO	Thermo	ESK	Boron	Total
Balance at December 31, 2010
Goodwill	$5,311	$10,331	$9,326	$18,251	$43,219
Accumulated impairment losses	-	-	-	-	-
	5,311	10,331	9,326	18,251	43,219
Acquisition of VIOX Corporation	7,022	-	-	-	7,022
Translation and other	-	-	540	-	540
Goodwill impairment	-	-	-
Balance at March 31, 2011	$12,333	$10,331	9,866	$18,251	$50,781

The Company is required to test annually whether the estimated fair value of its reporting units is sufficient to support the goodwill assigned to those reporting units; the Company performs the annual test in the fourth quarter. The Company is also required to test goodwill for impairment before the annual test if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount, such as a significant adverse change in the business climate. The Company determined that a test of goodwill for impairment was not required as of March 31, 2011.

5.	Stock Repurchases

During the three months ended March 31, 2011 and 2010, the Company did not repurchase any of its common stock. Under a stock repurchase program authorized in 2008 by the Company’s Board of Directors, the Company is authorized to repurchase an additional $25.8 million out of the original authorization of $100.0 million.

6.	Fair Value Measurements

The Company measures fair value and provides required disclosures about fair value measurements as it relates to financial and nonfinancial assets and liabilities in accordance with a framework specified by GAAP. This framework addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP. The framework also includes additional guidance to provide greater clarity about the credit and noncredit component of an other-than-temporary impairment event.

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

For recognition purposes, on a recurring basis, the Company measures available for sale short-term and long-term investments at fair value. Short-term investments had an aggregate fair value of $191.9 million at March 31, 2011 and $192.9 million at December 31, 2010. The fair value of these investments is determined using quoted prices in active markets.

Long-term investments, held at fair value, at March 31, 2011 and December 31, 2010 comprised the following:

	March 31, 2011	December 31, 2010
Auction rate securities	$15,900	$15,789
Corporate bonds	4,286	10,398
	$20,186	$26,187

INDEX

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

During the three months ended March 31, 2011, there were no charges due to other-than-temporary reductions in the value of investments in auction rate securities. During the three months ended March 31, 2010, the Company recognized pre-tax charges of $1.9 million due to other-than-temporary reductions in the value of its investments in auction rate securities. The Company also recognized pre-tax credits of $113,000 and $1.9 million in other comprehensive income during the three months ended March 31, 2011 and 2010, respectively, due to temporary increases in the value of its investments in auction rate securities.

Cumulatively to date, the Company has incurred $9.2 million in pre-tax charges due to other-than-temporary reductions in the value of its investments in auction rate securities, realized losses of $4.9 million from sales of auction rate securites and pre-tax temporary impairment charges of $2.2 million reflected in other comprehensive income. The Company’s investments in auction rate securities represent interests in insurance securitizations collateralized by pools of residential and commercial mortgages, asset backed securities and other structured credits relating to the credit risk of various bond guarantors that mature at various dates from June 2021 through July 2052. These auction rate securities were intended to provide liquidity via an auction process which is scheduled every 28 days, that resets the applicable interest rate, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. Interest rates are capped at a floating rate of one month LIBOR plus additional spread ranging from 1.25% to 4.00% depending on prevailing rating. During the second half of the year 2007, through 2008, 2009, 2010 and through March 31, 2011, the auctions for these securities failed. As a result of current negative conditions in the global credit markets, auctions for the Company’s investment in these securities have recently failed to settle on their respective settlement dates. Consequently, the investments are not currently liquid through the normal auction process and may be liquidated if a buyer is found outside the auction process. Although the auctions have failed, the Company continues to receive underlying cash flows in the form of interest income from the investments in auction rate securities. As of March 31, 2011, the fair value of the Company’s investments in auction rate securities was below cost by approximately $11.4 million. The fair value of the auction rate securities has been below cost for more than one year.

Beginning in the third quarter of 2008 and at March 31, 2011, the Company determined that the market for its investments in auction rate securities and for similar securities continued to be inactive since there were few observable or recent transactions for these securities or similar securities. The Company’s investments in auction rate securities were classified within Level 3 of the fair value hierarchy because the Company determined that significant adjustments using unobservable inputs were required to determine fair value as of March 31, 2011 and December 31, 2010.

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

INDEX

Assets measured at fair value on a recurring basis include the following as of March 31, 2011 and December 31, 2010 (in thousands):

	Fair Value Measurements at March 31, 2011 Using
(In thousands)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value at March 31, 2011
Cash and cash equivalents	$49,085	$-	$-	$49,085
Short term investments:
Investment funds – debt securities	166,636	-	-	166,636
Corporate bonds	25,219	-	-	25,219
Total short term investments	191,855	-	-	191,855
Long term investments:
Auction rate securities	-	-	15,900	15,900
Corporate bonds	4,286	-	-	4,286
Total long term investments	4,286	-	15,900	20,186
Other long-term financial asset	1,177	-	-	1,177
Derivative financial instrument	$708	$-	$-	$708
	Fair Value Measurements at December 31, 2010 Using
(In thousands)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value at December 31, 2010
Cash and cash equivalents	$53,436	$-	$-	$53,436
Short term investments:
Investment funds – debt securities	171,462	-	-	171,462
Corporate bonds	21,398	-	-	21,398
Total short term investments	192,860	-	-	192,860
Long term investments:
Auction rate securities	-	-	15,789	15,789
Corporate bonds	10,398	-	-	10,398
Total long term investments	10,398	-	15,789	26,187
Other long-term financial asset	1,335	-	-	1,335
Derivative financial instrument	$49	$-	$-	$49

Activity in long term investments (Level 3) was as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Balance at beginning of period	$15,789	$20,019
Unrealized loss included in net earnings	-	(1,927)
Unrealized gain included in other comprehensive income	111	1,520
Balance at end of period	$15,900	$19,612

INDEX

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

The Company recorded a liability for contingent consideration as part of the purchase price for the acquisition of VIOX Corporation at the estimated fair value of $11.5 million as of January 3, 2011. The contingent consideration arrangement requires the Company to pay the former owners of VIOX Corporation an earnout agreed upon amount, depending on the achievement of certain revenue and operating profit performance goals, with the earnout period ending 30 months after the acquisition date. The fair value of the contingent consideration arrangement was estimated based on expected revenue and operating profit during the earnout period and the discounted future cash payments that result from the calculation of the earnout as specified in the purchase agreement. The fair value of the earnout is based on significant inputs that are unobservable in the market, which is a Level 3 input. Key assumptions include a discount rate of 20 percent and estimated revenues and operating profit during the earnout period as defined in the purchase agreement. The Company performs a quarterly revaluation of contingent consideration and records the change as a component of operating income. During the three months ended March 31, 2011, the change in the fair value of this contingent consideration liability was $0.6 million, based on an estimated fair value of $12.1 million as of March 31, 2011. See Note 15 for additional information regarding this acquisition.

For disclosure purposes, the Company is required to measure the fair value of outstanding debt on a recurring basis. The fair value of outstanding debt is determined using quoted prices in active markets. The fair value of long-term debt, based on quoted market prices, was $93.1 million at both March 31, 2011 and at December 31, 2010.

7.	Recent Accounting Pronouncements

In January 2010, the FASB issued revised authoritative guidance that requires more robust disclosures about the different classes of assets and liabilities measured at fair value, the valuation techniques and inputs used, the activity in Level 3 fair value measurements, and the transfers between Levels 1, 2 and 3. This guidance was adopted on January 1, 2010 except for the disclosures about purchases, sales, issuances, and settlements in the roll forward activity in Level 3 fair value measurements. Those disclosure requirements were adopted on January 1, 2011. The adoption of this guidance did not have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

In December 2010, the FASB issued authoritative guidance that amended the disclosure requirements for supplementary pro forma related to business combinations. The amendments specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company adopted this guidance on January 1, 2011 and the amended disclosure requirements will be included in consolidated financial statements for the year ended December 31, 2011.

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

INDEX

As of March 31, 2011 and December 31, 2010, long-term debt and the equity component (recorded in additional paid in capital, net of income tax benefit), determined in accordance with the accounting guidance for convertible debt, comprised the following (in thousands):

	March 31, 2011	December 31, 2010
Long-term debt
Principal amount	$93,100	$93,100
Unamortized discount	(6,611)	(7,501)
Net carrying amount	$86,489	$85,599
Equity component, net of income tax benefit	$16,399	$16,399

The discount on the liability component of long-term debt is being amortized using the effective interest method based on an annual effective rate of 7.5%, which represented the market interest rate for similar debt without a conversion option on the issuance date, through December 2012, which coincides with the first date that holders of the Notes can exercise their put option as discussed below. Interest expense on the Notes, excluding capitalized interest, for the three months ended March 31, 2011 and 2010 included the following (in thousands):

	Three Months Ended March 31,
	2011	2010
Contractual interest coupon	$662	$662
Non-cash amortization of discount on the liability component	892	827
Non-cash amortization of debt issuance costs	92	89
	$1,646	$1,578

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

The Notes are convertible only under certain circumstances, including  (a) during a calendar quarter if the closing price of the Company’s common stock for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is more than 120% of the then effective conversion price, (b) during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of Notes for each day of that period was less than 98% of the product of the closing price for our common stock for each day of that period and the then applicable conversion rate, (c) if the Notes are called for redemption, (d) if specified corporate transactions or fundamental changes occur, or (e) during the ten trading days prior to maturity of the Notes.

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

INDEX

The Company is obligated to pay contingent interest to the holders of the Notes during any six-month period from June 15 to December 14 and from December 15 to June 14, commencing with the six-month period beginning December 20, 2010 and ending on June 14, 2011, if the average trading price of the note for the five trading day period ending on the third trading day immediately preceding the first day of the relevant contingent interest period equals $1,200 (120% of the principal amount of a note) or more. The amount of contingent interest payable per note for any relevant contingent interest period shall equal 0.25% per annum of the average trading price of a note for the five trading day period ending on the third trading day immediately preceding the first day of the relevant contingent interest period. This contingent interest payment feature represents an embedded derivative. However, based on the de minimus value associated with this feature, no value has been assigned at issuance or at March 31, 2011.

On or prior to the maturity date of the Notes, upon the occurrence of a fundamental change, under certain circumstances, the Company will provide for a make whole amount by increasing, for the time period described herein, the conversion rate by a number of additional shares for any conversion of the Notes in connection with such fundamental change transactions. The amount of additional shares will be determined based on the price paid per share of Ceradyne’s common stock in the transaction constituting a fundamental change and the effective date of such transaction. This make whole premium feature represents an embedded derivative. Since this feature has no measurable impact on the fair value of the Notes and no separate trading market exists for this derivative, the value of the embedded derivative was determined to be de minimus. Accordingly, no value has been assigned at issuance or at March 31, 2011.

The Company utilizes a convertible bond pricing model and a probability weighted valuation model, as applicable, to determine the fair values of the embedded derivatives noted above.

In December 2005, the Company established an unsecured $10.0 million line of credit which will expire on May 1, 2014. As of March 31, 2011, there were no outstanding amounts on the line of credit. However, the available line of credit at March 31, 2011 has been reduced by outstanding letters of credit in the aggregate amount of $5.1 million. The interest rate on the credit line was 1.0% as of March 31, 2011 which was based on the LIBOR rate for a period of one month, plus a margin of 0.75%.

Pursuant to the bank line of credit, the Company is subject to certain covenants, which include, among other things, the maintenance of specified minimum amounts of net income and liquidity. The Company was in compliance with all covenants at March 31, 2011.

During the three months ended March 31, 2011, the Company capitalized interest of approximately $198,000 in connection with the construction of its new manufacturing plant in Tianjin, China. No interest was capitalized during the three months ended March 31, 2010.

9.	Disclosure About Segments of an Enterprise and Related Information

The Company serves its markets and manages its business through four operating segments, each of which has its own manufacturing facilities and administrative and selling functions.

INDEX

The financial information for all segments is presented below (in thousands):

	Three Months Ended March 31,
	2011	2010
Revenue from External Customers
Advanced Ceramic Operations	$76,630	$54,088
ESK Ceramics	40,123	31,748
Thermo Materials	31,111	19,847
Boron	7,940	6,519
Inter-segment elimination	(5,702)	(2,164)
Total	$150,102	$110,038
Depreciation and Amortization
Advanced Ceramic Operations	$2,871	$2,432
ESK Ceramics	3,139	3,303
Thermo Materials	1,686	1,345
Boron	2,053	2,098
Total	$9,749	$9,178
Segment Income (Loss) from Operations and Income before Provision for Income Taxes
Advanced Ceramic Operations	$17,014	$2,823
ESK Ceramics	7,805	2,710
Thermo Materials	10,854	5,253
Boron	-	(2,157)
Inter-segment elimination	(72)	(23)
Total segment income from operations	$35,601	$8,606
Other expense	(737)	(2,085)
Total Income before Provision for Income Taxes	$34,864	$6,521
Segment Assets
Advanced Ceramic Operations	$453,886	$416,875
ESK Ceramics	185,070	192,166
Thermo Materials	161,065	107,995
Boron	126,509	128,223
Total	$926,530	$845,259
Expenditures for Property, Plant & Equipment
Advanced Ceramic Operations	$1,400	$1,500
ESK Ceramics	678	487
Thermo Materials	4,949	3,389
Boron	650	1,475
Total	$7,677	$6,851
Percentage of U.S. net sales from external customers
Advanced Ceramic Operations	43%	48%
ESK Ceramics	6%	3%
Thermo Materials	4%	5%
Boron	4%	2%
Total percentage of U.S. net sales from external customers	57%	58%
Percentage of foreign net sales from external customers
Advanced Ceramic Operations	6%	2%
ESK Ceramics	20%	24%
Thermo Materials	16%	13%
Boron	1%	3%
Total percentage of foreign net sales from external customers	43%	42%
Percentage of total net sales from external customers
Advanced Ceramic Operations	49%	50%
ESK Ceramics	26%	27%
Thermo Materials	20%	18%
Boron	5%	5%
Total percentage of total net sales from external customers	100%	100%

INDEX

Foreign sales are determined by the country to which the shipment is delivered.

The following is revenue by product line for ACO (in thousands):

	Three Months Ended March 31,
	2011	2010
Armor	$56,427	$43,349
Automotive	2,502	2,528
Orthodontics	2,074	2,172
Industrial	7,204	5,362
Energy	8,423	677
	$76,630	$54,088

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

Components of net periodic benefit costs under these defined benefit plans were as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Service cost	$192	$200
Interest cost	332	318
Expected return on plan assets	(139)	(132)
Amortization of unrecognized (gain) loss	(10)	(6)
Net periodic benefit cost	$375	$380

11.	Financial Instruments

The Company occasionally enters into foreign exchange forward contracts to reduce earnings and cash flow volatility associated with foreign exchange rate changes to allow management to focus its attention on its core business operations. Accordingly, the Company enters into contracts which change in value as foreign exchange rates change to economically offset the effect of changes in value of foreign currency assets and liabilities, commitments and anticipated foreign currency denominated sales and operating expenses. The Company enters into foreign exchange forward contracts in amounts between minimum and maximum anticipated foreign exchange exposures, generally for periods not to exceed one year. These derivative instruments are not designated as accounting hedges. The Company had an outstanding foreign exchange forward contract at March 31, 2011 for 30 million Euros.

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

INDEX

12.	Income Taxes

The Company classifies accrued interest and penalties as part of the accrued liability for uncertain tax positions and records the corresponding expense in the provision for income taxes.

Components of the required reserve at March 31, 2011 and December 31, 2010 are as follows (in thousands):

	March 31, 2011	December 31, 2010
Federal, state and foreign unrecognized tax benefits (“UTBs”)	$1,178	$806
Interest	193	144
Federal/State Benefit of Interest	(78)	(59)
Total reserve for UTBs	$1,293	$891

It is anticipated that any change in the above UTBs will impact the effective tax rate. At March 31, 2011, the 2009 and 2010 years are open and subject to potential examination in one or more jurisdictions. The Company does not expect any significant release of UTBs within the next twelve months.

Effective January 1, 2008, the Company was granted an income tax holiday for a manufacturing facility in China. The tax holiday allows for tax-free operations through December 31, 2009, followed by operations at a reduced income tax rate of 12.5% on the profits generated in 2010 through 2012, with a return to the full statutory rate of 25% for periods thereafter. As a result of the tax holiday in China, income tax expense for the three months ended March 31, 2011 and 2010 was reduced by $0.9 million and $485,000, respectively.

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

The Company leases certain of its manufacturing facilities under noncancelable operating leases expiring at various dates through June 2014. The Company incurred rental expense under these leases of $0.9 million for the three months ended March 31, 2011 and $0.8 million for the three months ended March 31, 2010. The approximate minimum rental commitments required under existing noncancelable leases as of March 31, 2011 are as follows (in thousands):

2011	$2,794
2012	3,050
2013	1,885
2014	750
2015	434
Thereafter	364
$9,277

A class action lawsuit was filed on April 8, 2011, in the California Superior Court for Orange County, in which it was asserted that the representative plaintiff, a former Ceradyne employee, and the putative class members, were not provided with meal and rest periods in accordance with California law, and were not paid overtime at an appropriate overtime rate.  The Company has not yet filed a response to this lawsuit, nor has discovery commenced.  Accordingly, the impact of the outcome of this case is undeterminable at this time.

INDEX

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

Comprehensive income, net of tax was (in thousands):
	Three Months Ended March 31,
	2011	2010
Net income	$23,595	$4,990
Foreign currency translation	10,935	(10,158)
Unrealized gain on investments	121	821
Comprehensive income (loss)	$34,651	$(4,347)

15.	Acquisition of VIOX Corporation

On January 3, 2011, the Company acquired Seattle, Washington based specialty glass company, VIOX Corporation (“VIOX”). The purchase price consists of $26.0 million in cash paid at closing, plus a post-closing adjustment of $1.7 million that was paid in March 2011. In addition, the Company is obligated to pay contingent consideration of up to a maximum of $22.0 million, based on VIOX achieving certain sales diversification and earnings targets during the 30-month period following the closing. As of the acquisition date, the estimated value of the contingent consideration was $11.5 million which was accrued as additional purchase consideration. VIOX is a 40-year-old corporation that develops, manufactures and markets specialty glass compositions for a wide range of electronic, industrial and health care markets. The Company will record the purchase of VIOX using the acquisition method of accounting and will recognize the assets acquired and liabilities assumed at their fair values as of the date of the acquisition. The results of operations of VIOX will be included in the Company's consolidated results of operations beginning with the date of the acquisition. The Company is currently planning to make an election to treat the acquisition as an asset purchase for income tax purposes under Internal Revenue Code Section 338 (“Section 338 Election”). However, the Company is still reviewing the potential impact of the election. Accordingly, the purchase price allocation is subject to change pending the outcome of this decision which is expected to be finalized by the end of June 2011.

This transaction has been accounted for under the acquisition method of accounting. Under this method, assets acquired and liabilities assumed are recorded at the date of acquisition at their respective fair values.

The total purchase price of the VIOX acquisition on January 3, 2011 was as follows (in thousands):

Cash consideration paid	$27,673
Accrued contingent purchase consideration	11,521
Total purchase price	$39,194

The above purchase price has been allocated based on the fair values of assets acquired and liabilities assumed as follows (in thousands):

Accounts receivable, net	$2,385
Inventories	2,702
Other current assets	706
Property, plant and equipment	3,490
Intangible assets	23,600
Goodwill	7,022
Other noncurrent assets	1,269
Accounts payable and other liabilities	(1,980)
$39,194

The purchase price allocation is based on a fair market valuation of acquired intangible assets, inventory and property, plant and equipment. Of the $23.6 million of acquired intangible assets, $20.0 million was assigned to technology-based intangible assets that have a useful life of approximately 20 years, non-amortizable trade name of $3.0 million and $0.6 million was assigned to non-compete agreements with a useful life of three years. The amounts assigned to intangible assets were based on management’s estimate of the fair value. The technology-based intangible assets comprise trade secrets used in manufacturing process and related customer relationships which have been valued together as complementary assets with similar useful lives due to the long-term nature of the manufacturing processes inherent in the trade secrets, VIOX’ historical pattern of customer retention and VIOX ability to attract new customers with its manufacturing processes. The technology-based intangible assets are both transferable and separable from the acquired assets.

INDEX

Identification and allocation of value to the identified intangible assets was based on the acquisition method of accounting. The fair value of the identified intangible assets was estimated by performing a discounted cash flow analysis using the “income” approach. This method includes a forecast of direct revenues and costs associated with the respective intangible assets and charges for economic returns on tangible and intangible assets utilized in cash flow generation. Net cash flows attributable to the identified intangible assets are discounted to their present value at a rate commensurate with the perceived risk. The projected cash flow assumptions considered contractual relationships, customer attrition, eventual development of new technologies and market competition.

The estimates of expected useful lives take into consideration the effects of competition, regulatory changes and possible obsolescence. The useful lives of technology-based intangible assets were based on the number of years in which net cash flows have been projected.

Assumptions used in forecasting cash flows for each of the identified intangible assets included consideration of VIOX’ historical operating margins and performance of comparable publicly traded entities; number of customers and VIOX’ market share; contractual and non-contractual relationships with large customers and patents held.

The goodwill resulting from the VIOX acquisition is included with the ACO segment and resulted primarily from intellectual property and other intangibles acquired that do not qualify for separate recognition. Goodwill will not be amortized but is subject to an ongoing assessment for impairment.

The historical results of the operations acquired from VIOX were not material to the Company’s consolidated results of operations in current and prior periods. Therefore, proforma disclosures are not necessary.

INDEX

Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Preliminary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains statements which may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934. One generally can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “may,” “will,” “expects,” “intends,” “estimates,” “anticipates,” “plans,” “seeks,” or “continues,” or the negative thereof, or variations thereon, or similar terminology. Forward-looking statements regarding future events and the future performance of the Company involve risks and uncertainties that could cause actual results to differ materially. Reference is made to the risks and uncertainties which are described in this report in Note 13 “Commitments and Contingencies” of the Notes to Consolidated Financial Statements, in this Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in Part II, Item 1A under the caption “Risk Factors.” Reference is also made to the risks and uncertainties described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as filed with the Securities and Exchange Commission, in Item 1A under the caption “Risk Factors,” and in Item 7 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

•	evaporation boats for metallization of materials for food packaging and other products;
•	durable, reduced friction, ceramic diesel engine components;
•	functional and frictional coatings primarily for automotive applications;
•	translucent ceramic orthodontic brackets;
•	ceramic-impregnated dispenser cathodes for microwave tubes, lasers and cathode ray tubes;
•	ceramic crucibles for melting silicon in the photovoltaic solar cell manufacturing process;
•	specialty glass compositions for solar, electronic, industrial and health care markets;
•	ceramic missile radomes (nose cones) for the defense industry;
•	fused silica powders for precision investment casting (PIC);
•
neutron absorbing materials, structural and non-structural, in combination with aluminum metal matrix composite that serve as part of a barrier system for spent fuel wet and dry storage in the nuclear industry, and non-structural neutron absorbing materials for use in the transport of nuclear fresh fuel rods;

•	nuclear chemistry products for use in pressurized water reactors and boiling water reactors;
•	boron dopant chemicals for semiconductor silicon manufacturing and for ion implanting of silicon wafers;
•	ceramic bearings and bushings for oil drilling and fluid handling pumps;
•	ceramic micro-reactors used to process chemicals;
•	PetroCeram® sand filters for oil and gas recovery; and
•	enhanced combat helmets for soldiers.

INDEX
Our customers include the U.S. government, prime government contractors, companies engaged in solar energy, oil and natural gas exploration and nuclear energy, and large industrial, automotive, diesel and commercial manufacturers in both domestic and international markets.

The tables below show, for each of our four operating segments, revenues and income before provision for income taxes in the periods indicated.

Segment revenues (in millions):
	Three Months Ended March 31,
	2011	2010	Change
Advanced Ceramic Operations	$76.7	$54.1	41.7%
ESK Ceramics	40.1	31.7	26.4%
Thermo Materials	31.1	19.8	56.8%
Boron	7.9	6.5	21.8%
Inter-segment elimination	(5.7)	(2.1)	162.8%
Total	$150.1	$110.0	36.4%

Segment operating income (loss) (in millions):
	Three Months Ended March 31,
	2011	2010	Change
Advanced Ceramic Operations	$17.0	$2.8	502.7%
ESK Ceramics	7.8	2.7	188.0%
Thermo Materials	10.9	5.3	106.6%
Boron	-	(2.2)	n/m *
Inter-segment elimination	(0.1)	-	n/m *
Total	$35.6	$8.6	313.7%
* Not meaningful

We categorize our products into five market applications. The table below shows our sales by market application and the percentage contribution to our total sales of each market application in the different time periods.

	Three Months Ended March 31,
	2011		2010
	Sales	%	Sales	%
Defense	$64.8	43.1	$45.7	41.5
Industrial	39.5	26.3	33.3	30.3
Energy	33.1	22.1	18.7	17.0
Automotive/Diesel	9.7	6.5	9.4	8.6
Commercial	3.0	2.0	2.9	2.6
Total	$150.1	100.0%	$110.0	100.0%

The principal factor contributing to our growth in sales from 2002 through 2007 was increased demand by the U.S. military for ceramic body armor that protects soldiers, which was driven primarily by military conflicts such as those in Iraq and Afghanistan. This demand was driven by recognition of the performance and life saving benefits of utilizing advanced technical ceramics in lightweight body armor. Our sales declined in 2008 primarily because of a reduction in shipments of body armor. Our sales declined in 2009 primarily because of a continued reduction in shipments of body armor and also due to a decline in sales of our industrial, automotive/diesel and commercial market product lines due to the severe economic recession. In 2010, sales of body armor continued to decline. However, sales from energy related products grew by 61.6% in 2010 when compared to 2009. Most of this growth in energy sales was generated by sales of our ceramic crucibles used in the production of photovoltaic cells for solar panels. Additionally, sales of industrial and automotive/diesel products rebounded sharply in 2010, particularly at our ESK Ceramics subsidiary.

Commencing in 2004, several strategic acquisitions also have contributed to our sales growth. These include our acquisition of ESK Ceramics in August 2004, our acquisition of Minco, Inc. in July 2007, our acquisition of EaglePicher Boron, LLC in August 2007, which we renamed Boron Products, LLC.

INDEX

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

Sales continued their strong rebound in the first quarter of 2011, especially in our products for defense, industrial and energy applications.  The principal factors contributing to this growth included renewed purchasing of ceramic body armor by the U.S. military, continued growth in sales of our ceramic crucibles, the sales contribution from VIOX Corporation, which we acquired on January 3, 2011 (described below), and the continued rebound of the economy in general.

VIOX Corporation, located in Seattle, Washington, develops, manufactures and markets specialty glass compositions for a wide range of electronic, industrial and health care markets. VIOX has developed a specialty glass formulation for polycrystalline silicon photovoltaic solar applications. VIOX’ customers add electrically conducting powdered metals such as silver or aluminum to the VIOX powdered specialty glass. Many of the ultimate solar users of VIOX’ glass are also customers for Ceradyne’s high purity ceramic solar crucibles. VIOX is included in our Advanced Ceramic Operations operating segment. We began to consolidate and report their operations with ours during the three months ended March 31, 2011.

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

In October 2008, we were awarded an Indefinite Delivery/Indefinite Quantity, or ID/IQ, contract by the U.S. Army for the next ballistic threat generation of ceramic body armor plates, called XSAPI, as well as for the current generation ESAPI plates. This five-year contract has a maximum value of $2.37 billion and allows the U.S. Army to order either XSAPI or ESAPI body armor from us. Through March 31, 2011, we have shipped $137.8 million of body armor against delivery orders received by us under this ID/IQ contract, and we expect to ship an additional $96.2 million under existing orders during 2011. With less than three years remaining under this ID/IQ contract and the wars in Iraq and Afghanistan winding down, we expect that the total amount of body armor that we ultimately ship under this contract will be substantially less than the maximum amount.

In March 2011, we announced the receipt of a delivery order for approximately $56.6 million for ESAPI ceramic body armor plates and the receipt of a delivery order for approximately $36.0 million for XSAPI ceramic body armor plates. Both of these delivery orders are expected to be shipped by the end of the third quareter of 2011.

For 2011 and for the next several years, we expect that our sales of body armor will continue, but generally at more moderate levels than in the past. By April 30, 2011, we plan on submitting a bid to the Defense Supply Center Philadelphia (DSCP) in response to their requirement for a three year sustainment order for the replacement of body armor inserts. We will also continue to bid on Foreign Military Sales (FMS) for the first generation of SAPI body armor through our existing ID/IQ contract with Aberdeen Proving Grounds.

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

INDEX

New orders for the three months ended March 31, 2011 were $231.7 million, compared to $105.7 million for the same period last year. Orders for ceramic body armor for the three months ended March 31, 2011 were approximately $93.1 million, compared to $6.0 for the same period last year.

Our order backlog was $267.4 million as of March 31, 2011 and $130.8 million as of  March 31, 2010. The backlog for ceramic body armor represented approximately $117.4 million, or 43.9%, of the total backlog as of March 31, 2011 and $25.6 million, or 19.6%, of the total backlog as of March 31, 2010. We expect that substantially all of our order backlog as of March 31, 2011 will be shipped during 2011.

Based on our current backlog and anticipated orders for ceramic body armor and the level of sales to date in 2011, we expect our shipments of ceramic body armor to be higher in fiscal year 2011 than in 2010. For the next two quarters, demand for ceramic body armor is likely to be the most significant factor affecting our sales. We expect sales of body armor will begin to decline in the fourth quarter of this fiscal year and will be lower in 2012 than in 2011.

Results of Operations for the Three Months Ended March 31, 2011 and 2010

Net Sales

Our total net sales for the three months ended March 31, 2011 and 2010 were as follows (dollars in millions):
	Three Months Ended March 31,
	2011	2010
Net sales	$150.1	$110.0
Increase (decrease) in net sales	$40.1	$10.3
Percentage change in net sales	36.4%	10.3%

Sales continued their strong rebound in the first quarter of 2011, especially in our products for defense, industrial and energy applications. The principal factors contributing to this growth included renewed purchasing of ceramic body armor by the U.S. military, continued growth in sales of both our ceramic crucibles and of our ESK Ceramics operating segment, the sales contribution from VIOX Corporation which we began to consolidate and report the results of their operations with ours during the three months ended March 31, 2011, and the continued rebound of the economy in general.

Overall, net sales for the three months ended March 31, 2011 of our defense related products were $64.8 million, an increase of $19.1 million, or 41.6%, from $45.7 million in the prior year as shipments of body armor were sharply higher due to increased demand from the U.S. military. Sales for the three months ended March 31, 2011of energy products amounted to $33.1 million, an increase of $14.4 million, or 77.3%, from $18.7 million in the prior year as sales of ceramic crucibles to the solar industry continued to grow. Sales for the three months ended March 31, 2011 of industrial products amounted to $39.5 million, an increase of $6.2 million, or 18.5%, from $33.3 million in the prior year.

Sales of automotive/diesel products for the three months ended March 31, 2011 were $9.7 million, an increase of $286,000, or 3.0%, from $9.4 million compared to the same period last year. Sales to the automotive/diesel market represented 6.5% of sales for the three months ended March 31, 2011 and 8.6% of sales for the three months ended March 31, 2010. The recent events in the automotive industry have not had a material impact on our results of operations or liquidity. We have not experienced any modifications to payment terms due to issues involving customer liquidity in this market segment.

Our net sales of commercial products for the three months ended March 31, 2011 were $3.0 million, an increase of $110,000, or 3.8%, from $2.9 million in the prior year.

Advanced Ceramic Operations Segment

Our Advanced Ceramic Operations segment had net sales for the three months ended March 31, 2011 and 2010 as follows (dollars in millions):
	Three Months Ended March 31,
	2011	2010
Net sales	$76.6	$54.1
Increase (decrease) in net sales	$22.5	$(4.2)
Percentage change in net sales	41.7%	(7.3%)

Contributing to the increase of $22.5 million in sales at our Advanced Ceramic Operations segment were higher shipments of ceramic body armor in the first quarter of 2011 that totaled $54.0 million, an increase of $23.1 million, or 74.6%, from $30.9 million in the first quarter of 2010. The primary reasons for the increase in shipments of ceramic body armor were an increase in demand for shipments of ESAPI armor plates.

The increase in body armor sales was offset by a decrease in sales of vehicle armor. We had no shipments of vehicle armor for the three months ended March 31, 2011 compared to $8.3 million for the three months ended March 31, 2010. The decline was caused by a lack of shipments of armor for the MRAP All Terrain Vehicle (M-ATV) and the High Mobility Multipurpose Wheeled Vehicle (HMMWV or Humvee) during the three months ended March 31, 2011 compared to the same period last year.

INDEX

As of January 3, 2011, the date of acquisition, we began to include the financial results of VIOX Corporation with ours in the Advanced Ceramic Operations segment. VIOX sales amounted to $7.7 million during the three months ended March 31, 2011.

Net sales of our orthodontic brackets product line for the three months ended March 31, 2011 were $2.1 million, a decrease of $76,000, or 3.5%, from $2.2 million in the corresponding quarter of the prior year. The decrease was due to lower market acceptance for a newer version of Clarity® orthodontic brackets and a build up of inventory at our sole customer of older versions of other orthodontic brackets.

ESK Ceramics Operations Segment

Our ESK Ceramics segment had net sales for the three months ended March 31, 2011 and 2010 as follows (dollars in millions):
	Three Months Ended March 31,
	2011	2010
Net sales	$40.1	$31.7
Increase (decrease) in net sales	$8.4	$8.2
Percentage change in net sales	26.4%	34.6%

On a constant currency basis, sales for the three months ended March 31, 2011 were $39.0 million, an increase of $7.3 million, or 23.0%, from the corresponding quarter of the prior year. Sales of industrial products for the three months ended March 31, 2011 were $23.6 million, an increase of $3.2 million, or 15.7%, from $20.4 million in the corresponding quarter of the prior year. This increase was the result of a higher demand for composite coatings, an increase in shipments of industrial parts for the packaging industry, an increase in shipments of industrial wear parts and an increase in shipments of boron nitride ceramic powders. Sales of defense products for the three months ended March 31, 2011 were $6.1 million, an increase of $3.8 million, or 164.7%, from $2.3 million in the corresponding quarter of the prior year. Included in sales of defense products for the three months ended March 31, 2011 were inter-segment sales of $4.8 million compared to $2.1 million in the prior year. The increase of $2.7 million in inter-segment sales was due to an increase in demand for boron carbide powder used in body armor plates manufactured by our Advanced Ceramic Operations division. Sales of automotive/diesel products for the three months ended March 31, 2011 were $7.2 million, an increase of $312,000, or 4.5%, from $6.9 million in the corresponding quarter of the prior year. Increased demand from automotive original equipment manufacturers accounted for the increase in sales.

Thermo Materials Segment

Our Thermo Materials segment had net sales for the three months ended March 31, 2011 and 2010 as follows (dollars in millions):
	Three Months Ended March 31,
	2011	2010
Net sales	$31.1	$19.8
Increase (decrease) in net sales	$11.3	$3.6
Percentage change in net sales	56.7%	22.2%

The increase in sales at our Thermo Materials segment was due to higher shipments of crucibles to the solar energy market, increased sales of precision investment cast products and refractory products due to the improvement in the industrial sector of the economy compared to the severe recession during the corresponding quarter last year. Sales of crucibles used in the manufacture of photovoltaic cells for the three months ended March 31, 2011 were $23.0 million, an increase of $11.4 million, or 98.5%, from $11.6 million in the corresponding period a year ago. The increase was due to continued increasing demand in the solar energy market. Sales to the defense industry for the three months ended March 31, 2011 were $2.2 million, a decrease of $1.1 million, or 35.4%, from $3.3 million when compared to the corresponding prior year period. This decrease was caused by lower shipments of ceraminc missile radomes compared to the same period last year.

Boron Segment

Our Boron segment had net sales for the three months ended March 31, 2011 and 2010 as follows (dollars in millions):
	Three Months Ended March 31,
	2011	2010
Net sales	$7.9	$6.5
Increase (decrease) in net sales	$1.4	$0.1
Percentage change in net sales	21.8%	2.5%

Our Boron business segment comprises the business units Ceradyne Boron Products, SemEquip, Inc. and Ceradyne Canada. Almost all of the sales in this segment during the three month period ended March 31, 2011 were from Ceradyne Boron Products, which had net sales of $7.0 million, an increase of $1.0 million, or 18.0%, from $6.0 million in the three months ended March 31, 2010.  This increase was the result of higher shipments to the nuclear industry.

INDEX

Gross Profit

Our total gross profit for the three months ended March 31, 2011 and 2010 were as follows (dollars in millions):
	Three Months Ended March 31,
	2011	2010
Gross profit	$58.1	$25.4
Increase (decrease) in gross profit	$32.7	$1.8
Gross profit percentage	38.7%	23.1%

Several factors caused the increase in gross profit during the three months ended March 31, 2011. These factors include selected price increases on industrial product lines, improved sales mix, substantially higher sales of body armor, and increased operating leverage resulting in better absorption of manufacturing overhead expenses in the production of body armor. Our body armor product line was responsible for $16.1 million of the increase in gross profit for the first quarter, or nearly one-half of the total increase in gross profit during the three months ended March 31, 2011 compared to the same period last year.

Advanced Ceramic Operations Segment

Our Advanced Ceramic Operations segment had total gross profit for the three months ended March 31, 2011 and 2010 as follows (dollars in millions):
	Three Months Ended March 31,
	2011	2010
Gross profit	$26.7	$10.0
Increase (decrease) in gross profit	$16.7	$(4.3)
Gross profit percentage	34.8%	18.5%

The primary reasons for the increase in gross profit and gross profit as a percentage of net sales during the three months ended March 31, 2011 were higher volumes of production of body armor and industrial products resulting in an increase of absorbed manufacturing overhead expenses, lower scrap rates incurred in the production of body armor, and improved sales mix caused by shipments of higher gross margin ESAPI body armor products compared to the same period prior year.

ESK Ceramics Segment

Our ESK Ceramics segment had total gross profit for the three months ended March 31, 2011 and 2010 as follows (dollars in millions):
	Three Months Ended March 31,
	2011	2010
Gross profit	$13.1	$7.4
Increase (decrease) in gross profit	$5.7	$4.0
Gross profit percentage	32.6%	23.3%

Gross profits and gross profit as a percentage of sales increased during the three months ended March 31, 2011 due to an increase in manufacturing production as a result of a 26.4% increase in sales during the three months ended March 31, 2011 which generated better absorption of manufacturing overhead expenses. Additionally, decreases in scrap rates and some product line price increases contributed to the increase in gross profit.

Thermo Materials Segment

Our Thermo Materials segment had total gross profit for the three months ended March 31, 2011 and 2010 as follows (dollars in millions):
	Three Months Ended March 31,
	2011	2010
Gross profit	$15.3	$7.6
Increase (decrease) in gross profit	$7.7	$1.8
Gross profit percentage	49.3%	31.0%

Gross profit and gross profit as a percentage of sales increased during the three months ended March 31, 2011 primarily because of the increase in unit sales and production of crucibles. Additionally, an approximate 5% price increase for precision investment casting products was implemented in the United States during the three months ended March 31, 2011 with minimal impact on volume. We opened a new plant in China for the production of crucibles during Feburary 2011 and we incurred approximately $318,000 of start up expenses.

INDEX

Boron Segment

Our Boron segment had total gross profit for the three months ended March 31, 2011 and 2010 as follows (dollars in millions):
	Three Months Ended March 31,
	2011	2010
Gross profit	$3.1	$0.4
Increase (decrease) in gross profit	$2.7	$0.0
Gross profit percentage	38.8%	5.1%

The increase in gross profit in the first quarter of 2011 was the result of higher sales to the semiconductor and nuclear industries, a favorable sales mix and improved absorption of fixed manufacturing costs. Of the $2.7 million increase in gross profit, $2.1 million was from additional gross profit from sales of products to the nuclear and semiconductor industries.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses for the three months ended March 31, 2011 and 2010 were as follows (dollars in millions):
	Three Months Ended March 31,
	2011	2010
Selling, general and administrative expenses	$18.8	$13.9
Increase (decrease) in selling, general and administrative expenses	$4.9	$(2.7)
Percentage change in selling, general and administrative expenses	35.5%	(16.4%)
Selling, general and administrative expenses; as a percentage of net sales	12.5%	12.6%

The increase in selling, general and administrative expenses during the three months ended March 31, 2011 was caused by larger employee bonuses due to the improved financial performance, increased group health insurance expense, an increase in information technology expenses as a result of the implementation of SAP as our enterprise resource planning software, additional general and administrative expenses associated with our new plant in China and increased legal expenses. Also contributing to the increase was the acquisition of VIOX Corporation in January 2011, which caused us to report $0.6 million of selling, general and administrative expenses that we did not have during the same period last year.

Research and Development Expenses

Our research and development expenses for the three months ended March 31, 2011 and 2010 were as follows (dollars in millions):
	Three Months Ended March 31,
	2011	2010
Research and development expenses	$3.1	$2.9
Increase (decrease) in research and development expenses	$0.2	$(0.4)
Percentage change in research and development expenses	4.2%	(12.8%)
Research and development expenses as a percentage of net sales	2.0%	2.7%

The primary reasons for the increase in research and development expenses were additional expenses for travel and bonuses as a result of improved financial results.

Acquisition Related Charge (Credit)

Our acquisition related charges and credits for the three months ended March 31, 2011 and 2010 were as follows (dollars shown as actual):

	Three Months Ended March 31,
	2011		2010
Acquisition related charges and credits	$584,000		$(88,000)
Increase (decrease) in acquisition related charges and credits	$672,000		$(88,000)
Percentage change in acquisition related charges and credits	n/m	*	n/m *
Acquisition related charges and credits as s percentage of net sales	0.4%		(0.1%)
* Not meaningful

During the three months ended March 31, 2011, we recorded acquisition-related charges of $0.6 million to reflect the fair value of contingent purchase price consideration for SemEquip, Inc., acquired in 2008, Diaphorm Technologies, LLC, acquired in 2009 and VIOX Corporation, acquired on January 3, 2011. During the first quarter of 2010, we revised the estimated future sales and earnings of SemEquip, Inc., which caused an $88,000 reduction in this acquisition liability and a credit to pre-tax earnings for the three months ended March 31, 2010.

INDEX

Other Income (Expense)

Our net other income (expense) for the three months ended March 31, 2011 and 2010 were as follows (dollars in millions):
	Three Months Ended March 31,
	2011	2010
Other income (expense)	$(0.7)	$(2.1)
Increase (decrease) in other income (expense)	$(1.4)	$0.6
Percentage change in other income (expense)	(64.7%)	42.4%
Other income (expense) as percentage of net sales	(0.5%)	(1.9%)

We incurred losses from investments from auction rate securities of $1.9 million during the three months ended March 31, 2010 compared to $113,000 loss from investments from other securities for the three months ended March 31, 2011. We also had $0.5 million of gain on foreign currency transactions in the three months ended March 31, 2010 while we had just $47,000 of foreign currency gains for the three months ended March 31, 2011.

Income Taxes

Our provision for income taxes for the three months ended March 31, 2011 and 2010 were as follows (dollars in millions):
	Three Months Ended March 31,
	2011	2010
Provision for income taxes	$11.3	$1.5
Increase (decrease) in provision for income taxes	$9.8	$1.1
Percentage change in provision for income taxes	636.1%	226.4%
Provision for income taxes as a percentage of net sales	7.5%	1.4%
Effective tax rate	32.3%	23.5%

In the first quarter of 2010, our China operations, where we enjoy a lower tax rate than the average of other countries, contributed a greater portion of pre-tax income than the in the first quarter of 2011.

Liquidity and Capital Resources

We generally have met our operating and capital requirements with cash flow from operating activities and borrowings under our credit facility.

The following table presents selected financial information and statistics as of  March 31, 2011 and December 31, 2010 and for the three months ended March 31, 2011 and 2010 (in thousands):

	March 31, 2011	December 31, 2010
Cash, cash equivalents and short term investments	$240,940	$246,296
Accounts receivable, net	73,099	53,019
Inventories	101,509	94,258
Working capital	434,819	414,414

	For the Three Months Ended
	March 31, 2011	March 31, 2010
Quarterly operating cash flow	$17,759	$16,314

During the three months ended March 31, 2011, we generated $17.8 million of cash from operations compared to $16.3 million for the three months ended March 31, 2010. The $17.8 million of cash flow from operations during 2011 is primarily comprised of net income totaling $23.6 million, with $12.5 million of non cash charges included therein, offset by an increase in working capital of $17.5 million as our business expanded its sales and production. During the three months ended March 31, 2011, we invested $27.7 million to purchase VIOX Corporation, based in Seattle, Washington. We also invested $7.7 million to expand manufacturing capacity in selected product lines that included $3.8 million to complete our new manufacturing plant in China and we received $7.0 million from proceeds and maturities of marketable securities. As a result, our net cash at March 31, 2011 decreased by $4.4 million as compared to a $11.6 million increase during the three months ended March 31, 2010.

During December 2005, we issued $121.0 million principal amount of 2.875% senior subordinated convertible notes due December 15, 2035. During 2009, we purchased and retired an aggregate of $27.9 million principal amount of our convertible debt for $23.2 million, which reduced the outstanding balance of the notes to $93.1 million. We did not purchase any of the notes during 2010. Since the notes are convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement), we separately account for the liability and equity components of the notes in a manner that reflects the nonconvertible debt borrowing rate as interest cost is recognized.

INDEX

As of March 31, 2011 and December 31, 2010, long-term debt and the equity component (recorded in additional paid in capital, net of income tax benefit) associated with the adoption in 2009 of the accounting guidance for convertible debt comprised the following (in thousands):

	March 31, 2011	December 31, 2010
Long-term debt
Principal amount	$93,100	$93,100
Unamortized discount	(6,611)	(7,501)
Net carrying amount	$86,489	$85,599
Equity component, net of income tax benefit	$16,399	$16,399

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

In December 2005, we established an unsecured $10.0 million line of credit. As of March 31, 2011, there were no outstanding amounts on the line of credit. However, the available line of credit at March 31, 2011 has been reduced by outstanding letters of credit in the amount of $5.1 million. The interest rate on the credit line is based on the LIBOR rate for a period of one month, plus a margin of 0.75%, which equaled 1.0% as of March 31, 2011.

Pursuant to the bank line of credit, we are subject to certain covenants, which include, among other things, the maintenance of specified minimum amounts of liquidity and profitability and annual net income. At March 31, 2011, we were in compliance with these covenants.

Our cash, cash equivalents, restricted cash and short-term investments totaled $240.9 million at March 31, 2011, compared to $246.3 million at December 31, 2010. At March 31, 2011, we had working capital of $434.8 million, compared to $414.4 million at December 31, 2010. Our cash position includes amounts denominated in foreign currencies. The repatriation of cash balances from our ESK Ceramics subsidiary does not result in additional tax costs. We believe that our current cash and cash equivalents on hand and cash available from the sale of short-term investments, cash available from additional borrowings under our revolving line of credit and cash we expect to generate from operations will be sufficient to finance our anticipated capital and operating requirements for at least the next 12 months. Our anticipated capital requirements primarily relate to the normal replacement and some expansion of our manufacturing facilities at ESK Ceramics and the completion of our new manufacturing facility in China. We also may utilize cash, and, to the extent necessary, borrowings from time to time to acquire other businesses, technologies or product lines that complement our current products, enhance our market coverage, technical capabilities or production capacity, or offer growth opportunities. From time to time, we may utilize cash to repurchase our common stock or our convertible debt.

Our material contractual obligations and commitments as of March 31, 2011 include a $1.3 million reserve for unrecognized tax benefits. The reserve is classified as long term liabilities on our Consolidated Balance Sheet as of March 31, 2011.

INDEX

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

Our long term investments at March 31, 2011 included $15.9 million of auction rate securities. Cumulatively to date, the Company has incurred $9.2 million in pre-tax losses from its investments in auction rate securities, a realized loss of $4.9 million from the sale of auction rate securites in 2009 and pre-tax temporary impairment charges against other comprehensive income of $2.2 million. The Company’s investments in auction rate securities represent interests in insurance securitizations collateralized by pools of residential and commercial mortgages, asset backed securities and other structured credits relating to the credit risk of various bond guarantors that mature at various dates from June 2021 through July 2052. These auction rate securities were intended to provide liquidity via an auction process which is scheduled every 28 days, that resets the applicable interest rate, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. Interest rates are capped at a floating rate of one month LIBOR plus additional spread ranging from 1.25% to 4.00% depending on prevailing rating. During the second half of the year 2007, through 2008, 2009, 2010, and through March 31, 2011, the auctions for these securities failed. As a result of current negative conditions in the global credit markets, auctions for the Company’s investment in these securities have recently failed to settle on their respective settlement dates. Consequently, the investments are not currently liquid through the normal auction process and may be liquidated if a buyer is found outside the auction process. Although the auctions have failed, the Company continues to receive underlying cash flows in the form of interest income from the investments in auction rate securities. As of March 31, 2011, the fair value of the Company’s investments in auction rate securities was below cost by approximately $11.4 million. The fair value of the auction rate securities has been below cost for more than one year.

Beginning in the third quarter of 2008 and at March 31, 2011, the Company determined that the market for its investments in auction rate securities and for similar securities continued to be inactive since there were few observable or recent transactions for these securities or similar securities. The Company’s investments in auction rate securities continued to be classified within Level 3 of the fair value hierarchy because the Company determined that significant adjustments using unobservable inputs were required to determine fair value as of March 31, 2011 and December 31, 2010.

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

INDEX

We enter into foreign exchange forward contracts to reduce earnings and cash flow volatility associated with foreign exchange rate changes to allow our management team to focus its attention on its core business operations. Accordingly, we enter into contracts which change in value as foreign exchange rates change to economically offset the effect of changes in value of foreign currency assets and liabilities, commitments and anticipated foreign currency denominated sales and operating expenses. We enter into foreign exchange forward contracts in amounts between minimum and maximum anticipated foreign exchange exposures, generally for periods not to exceed one year. These derivative instruments are not designated as accounting hedges. We had an outstanding foreign exchange forward contract at March 31, 2011 for 30 million Euros.

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

Our debt is comprised of $93.1 million of a convertible note with a fixed coupon rate of 2.875% (“Notes”). The fair value of long-term debt was $93.1 million and is based on quoted market prices at March 31, 2011.

Approximately 45.7% of our revenues for the three months ended March 31, 2011 were derived from operations outside the United States. Overall, we are a net recipient of currencies other than the U.S. dollar and, as such, we benefit from a weaker dollar and are adversely affected by a stronger dollar relative to major currencies worldwide. Accordingly, changes in exchange rates, and in particular a strengthening of the U.S. dollar, may negatively affect net sales, gross profit, and net income from our subsidiary, ESK Ceramics, as expressed in U.S. dollars. This would also negatively impact our consolidated reported results.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2011 (the end of the period covered by this report). Based on this evaluation, our principal executive officer and principal financial officer concluded that our current disclosure controls and procedures (as defined in Rules 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934) are effective.

Changes in Internal Control over Financial Reporting
Our management evaluated our internal control over financial reporting and there have been no changes during the fiscal quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

INDEX

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings

A class action lawsuit was filed on April 8, 2011, in the California Superior Court for Orange County (Civil Action No. 30-2011-00465269, in which it was asserted that the representative plaintiff, a former Ceradyne employee, and the putative class members, were not provided with meal and rest periods in accordance with California law, and were not paid overtime at an appropriate overtime rate.  The Company has not yet filed a response to this lawsuit, nor has discovery commenced. Accordingly, the impact of the outcome of this case is undeterminable at this time.

Item 1A.	Risk Factors
There have been no significant changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On March 4, 2008, we announced that our board of directors had authorized the repurchase and retirement of up to $100 million of our common stock in open market transactions, including block purchases, or in privately negotiated transactions. We did not set a time limit for completion of this repurchase program, and we may suspend or terminate it at any time. We did not repurchase any shares of our common stock during the quarter ended March 31, 2011. As of March 31, 2011, we have $25.8 million remaining under this authorization.

Item 3.	Defaults Upon Senior Securities
Not applicable.
Item 4.	[Removed and Reserved]
Item 5.	Other Information
Not applicable.
Item 6.	Exhibits
(a)	Exhibits:

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

INDEX

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CERADYNE, INC.

Date: April 26, 2011	By:	/s/ JERROLD J. PELLIZZON
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