Form 10-Q
period 2011-06-30
CERADYNE INC
filed 2011-07-26
CIK 18937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).   Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 21, 2011
Common Stock, $0.01 par value	24,881,724 Shares

Exhibit Index on Page 37

CERADYNE, INC.

INDEX

		PAGE NO.
PART I.	FINANCIAL INFORMATION

Item 1.	Unaudited Consolidated Financial Statements	3

	Consolidated Balance Sheets – June 30, 2011 and December 31, 2010	3

	Consolidated Statements of Income – Three and Six Months Ended June 30, 2011 and 2010	4

	Consolidated Statements of Cash Flows – Six Months Ended June 30, 2011 and 2010	5

	Notes to Consolidated Financial Statements	6-21

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22-31

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32-33

Item 4.	Controls and Procedures	33

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	34

Item 1A.	Risk Factors	34

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 3.	Not applicable	35

Item 4.	Not applicable	35

Item 5.	Not applicable	35

Item 6.	Exhibits	35

SIGNATURE		36

CERADYNE, INC.
FORM 10-Q
FOR THE QUARTER ENDED
June 30, 2011

PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Consolidated Financial Statements

CERADYNE, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	June 30, 2011	December 31, 2010
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$44,463	$53,436
Short-term investments	228,710	192,860
Accounts receivable, net of allowances of $4,682 and $685 at June 30, 2011 and December 31, 2010, respectively	55,914	53,019
Other receivables	16,443	17,553
Inventories, net	111,241	94,258
Production tooling, net	18,314	10,037
Prepaid expenses and other	43,624	38,653
Deferred tax asset	6,917	6,808
TOTAL CURRENT ASSETS	525,626	466,624

PROPERTY, PLANT AND EQUIPMENT, net	256,059	243,681
LONG TERM INVESTMENTS	16,903	26,187
INTANGIBLE ASSETS, net	103,870	83,475
GOODWILL	51,021	43,219
OTHER ASSETS	2,436	2,127
TOTAL ASSETS	$955,915	$865,313

CURRENT LIABILITIES
Accounts payable	$28,877	$25,738
Accrued expenses	29,665	24,603
Income taxes payable	5,456	1,869
TOTAL CURRENT LIABILITIES	63,998	52,210
LONG-TERM DEBT	87,394	85,599
EMPLOYEE BENEFITS	24,034	22,269
OTHER LONG TERM LIABILITY	56,189	41,902
DEFERRED TAX LIABILITY	11,687	11,124
TOTAL LIABILITIES	243,302	213,104

COMMITMENTS AND CONTINGENCIES (Note 13)
SHAREHOLDERS’ EQUITY
Common stock, $0.01 par value, 100,000,000 authorized, 24,852,780 and 24,713,126 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	248	247
Additional paid-in capital	143,025	141,973
Retained earnings	542,258	499,532
Accumulated other comprehensive income	27,082	10,457
TOTAL SHAREHOLDERS’ EQUITY	712,613	652,209
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$955,915	$865,313

See accompanying condensed notes to Consolidated Financial Statements

CERADYNE, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Unaudited)		(Unaudited)
NET SALES	$145,376	$100,415	$295,478	$210,453
COST OF GOODS SOLD	92,419	74,570	184,431	159,242
Gross profit	52,957	25,845	111,047	51,211
OPERATING EXPENSES
Selling, general and administrative	19,456	15,632	38,294	29,529
Acquisition related charge (credit)	838	(31)	1,422	(119)
Research and development	3,214	3,174	6,281	6,118
Restructuring - plant closure and severance	-	-	-	7
	23,508	18,775	45,997	35,535
INCOME FROM OPERATIONS	29,449	7,070	65,050	15,676

OTHER INCOME (EXPENSE):
Interest income	877	728	1,675	1,627
Interest expense	(1,669)	(1,609)	(3,117)	(3,195)
Gain (loss) on auction rate securities	-	949	-	(978)
Miscellaneous	677	881	590	1,410
	(115)	949	(852)	(1,136)

INCOME BEFORE PROVISION FOR INCOME TAXES	29,334	8,019	64,198	14,540
PROVISION FOR INCOME TAXES	10,203	1,456	21,472	2,987
NET INCOME	$19,131	$6,563	$42,726	$11,553
BASIC INCOME PER SHARE	$0.77	$0.26	$1.72	$0.45
DILUTED INCOME PER SHARE	$0.76	$0.26	$1.70	$0.45

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	24,898	25,431	24,869	25,421
DILUTED	25,224	25,597	25,172	25,576

See accompanying condensed notes to Consolidated Financial Statements

CERADYNE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
	Six Months Ended June 30,
	2011	2010
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$42,726	$11,553
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Depreciation and amortization	19,678	18,237
Amortization of bond premium	661	-
Non cash interest expense on convertible debt	1,795	1,670
Deferred income taxes	249	644
Stock compensation	2,026	1,969
Loss on marketable securities	103	978
Loss on equipment disposal	178	104
Change in operating assets and liabilities (net of effect of businesses acquired):
Accounts receivable, net	914	9,069
Other receivables	1,638	(9,261)
Inventories, net	(11,287)	16,340
Production tooling, net	(2,866)	598
Prepaid expenses and other assets	(9,600)	3,219
Accounts payable and accrued expenses	6,001	(4,667)
Income taxes payable	3,384	49
Other long term liability	2,762	(906)
Employee benefits	422	292
NET CASH PROVIDED BY OPERATING ACTIVITIES	58,784	49,888

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(17,055)	(19,172)
Changes in restricted cash	-	3,130
Purchases of marketable securities	(63,053)	(95,380)
Proceeds from sales and maturities of marketable securities	35,757	4,501
Cash paid for acquisitions	(27,673)	-
Proceeds from sale of equipment	1,442	406
NET CASH USED IN INVESTING ACTIVITIES	(70,582)	(106,515)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock due to exercise of options	991	36
Excess tax benefit due to exercise of stock options	1,827	7
Shares repurchased	(3,889)	(3,379)
NET CASH PROVIDED (USED) IN FINANCING ACTIVITIES	(1,071)	(3,336)
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	3,896	(3,275)
DECREASE IN CASH AND CASH EQUIVALENTS	(8,973)	(63,238)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	53,436	122,154
CASH AND CASH EQUIVALENTS, END OF PERIOD	$44,463	$58,916

See accompanying condensed notes to Consolidated Financial Statements

CERADYNE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(Unaudited)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

Share-based compensation expense for the three and six months ended June 30, 2011 was $1.1 million and $2.0 million, respectively, which was related to restricted stock units only as the Company did not have any share-based compensation expense for stock options. This compared to $1.0 million and $1.9 million for the three and six months ended June 30, 2010, respectively.

Share-based compensation expense is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Forfeitures are estimated at the time of grant in order to estimate the amount of share-based awards that will ultimately vest. The forfeiture rate is based on historical rates. Share-based compensation expense recognized in the Company’s Consolidated Statements of Income for the three and six month periods ended June 30, 2011 includes (i) compensation expense for share-based payment awards granted prior to, but not yet vested as of January 1, 2006, based on the estimated grant-date fair value and (ii) compensation expense for the share-based payment awards granted subsequent to December 31, 2005, based on the estimated grant-date fair value. Since share-based compensation expense recognized in the Consolidated Statements of Income for the three and six month periods ended June 30, 2011 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures.

The Company maintains the 1994 Stock Incentive Plan and 2003 Stock Incentive Plan.

The Company was authorized to grant options for up to 2,362,500 shares under its 1994 Stock Incentive Plan. The Company has granted options for 2,691,225 shares and has had cancellations of 397,811 shares through June 30, 2011. There are no remaining stock options available to grant under this plan. The options granted under this plan generally became exercisable over a five-year period for incentive stock options and six months for nonqualified stock options and have a maximum term of ten years.

The 2003 Stock Incentive Plan was amended in 2005 to allow the issuance of Restricted Stock Units (the “Units”) to eligible employees and non-employee directors. The Units are payable in shares of the Company’s common stock upon vesting. For directors, the Units typically vest annually over three years following the date of their issuance. For officers and employees, Units typically vest annually over five years following the date of their issuance.

The Company may grant options and Units for up to 1,875,000 shares under the 2003 Stock Incentive Plan. The Company has granted options for 475,125 shares and Units for 862,531 shares under this plan through June 30, 2011. There have been cancellations of 113,375 shares associated with this plan through June 30, 2011. The options under this plan have a life of ten years.

During the three and six months ended June 30, 2011 and 2010, the Company issued Units to certain directors, officers and employees with weighted average grant date fair values and Units issued as indicated in the table below. The Company records compensation expense for the amount of the grant date fair value on a straight line basis over the vesting period.

Share-based compensation expense reduced the Company’s results of operations as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Share-based compensation expense recognized:
General and administrative, options	$-	$12	$-	$42
General and administrative, restricted stock units	1,058	950	2,026	1,884
Related deferred income tax benefit	(422)	(384)	(807)	(768)
Decrease in net income	$636	$578	$1,219	$1,158
Decrease in basic earnings per share	$0.03	$0.02	$0.05	$0.04
Decrease in diluted earnings per share	$0.03	$0.02	$0.05	$0.04

The amounts above include the impact of recognizing compensation expense related to non-qualified stock options.

As of June 30, 2011, all stock options were vested, consequently there was no unrecognized compensation cost related to them. The aggregate intrinsic value of stock options exercised was $3.5 million and $130,000 for the six months ended June 30, 2011 and 2010, respectively.

As of June 30, 2011, there was approximately $10.9 million of total unrecognized compensation cost related to non-vested Units granted under the 2003 Stock Incentive Plan. That cost is expected to be recognized over a weighted average period of 3.2 years.

The following is a summary of stock option activity:

	Six Months Ended June 30, 2011
	Number of Options	Weighted Average Exercise Price
Outstanding, December 31, 2010	428,000	$12.28
Options exercised	(150,850)	$6.57
Outstanding, June 30, 2011	277,150	$15.39
Exercisable, June 30, 2011	277,150	$15.39

The following is a summary of Unit activity:

	Six Months Ended June 30, 2011
	Number of Units	Weighted Average Grant Date Fair Value
Non-vested Units at December 31, 2010	399,684	$28.40
Granted	102,500	$22.98
Forfeited	(1,800)	$43.58
Vested	(75,827)	$34.08
Non-vested Units at June 30, 2011	424,557	$30.82

The following table summarizes information regarding options outstanding and options exercisable at June 30, 2011:

	Outstanding				Exercisable
Range of Exercise Prices	Number of Options	Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (000s)	Number of Options	Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (000s)
$2.98 - $4.58	66,850	1.07	$3.59	$2,366	66,850	1.07	$3.59	$2,366
$16.90 - $18.80	118,700	2.34	$17.05	$2,604	118,700	2.34	$17.05	$2,604
$21.50 - $22.67	91,600	3.15	$21.85	$1,570	91,600	3.15	$21.85	$1,570
	277,150	2.30	$15.39	$6,540	277,150	2.30	$15.39	$6,540

The following table summarizes information regarding Units outstanding at June 30, 2011:

	Outstanding
Range of Grant Prices	Number of Units	Average Remaining Contractual Life (Years)	Weighted Average Grant Date Fair Value
$16.53 - $31.69	241,845	2.48	$21.19
$35.67 - $39.43	64,692	2.72	$37.61
$40.73 - $45.70	106,500	3.60	$44.76
$52.47 - $62.07	4,600	0.68	$55.90
$66.35 - $81.18	6,920	0.94	$72.38
	424,557	2.75	$30.82

3.	Net Income Per Share

Basic net income per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted net income per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding plus the effect of any dilutive stock options and Units using the treasury stock method and the net share settlement method for the convertible debt. During the three and six months ended June 30, 2011 and 2010, the average trading price of the Company’s stock did not exceed the conversion price of the convertible debt, therefore there was no impact to the calculation of diluted shares.

The following is a summary of the number of shares entering into the computation of net income per common and potential common shares:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Weighted average number of shares outstanding	24,898,357	25,431,414	24,869,054	25,421,251
Dilutive stock options	227,411	155,607	223,906	154,434
Dilutive restricted stock units	97,989	9,947	78,937	204
Dilutive contingent convertible debt common shares	-	-	-	-
Number of shares used in fully diluted computations	25,223,757	25,596,968	25,171,897	25,575,889

The following are the number of shares not included in the fully diluted computation pertaining to restricted stock units as their impact would be anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Anti-dilutive restricted stock units	106,620	222,974	107,520	222,974

4.	Composition of Certain Financial Statement Captions

Inventories are valued at the lower of cost (first in, first out) or market. Inventory costs include the cost of material, labor and manufacturing overhead. The following is a summary of the inventory components as of June 30, 2011 and December 31, 2010 (in thousands):

	June 30, 2011	December 31, 2010
Raw materials	$5,518	$9,459
Work-in-process	66,199	49,825
Finished goods	39,524	34,974
	$111,241	$94,258

Property, plant and equipment are recorded at cost and consist of the following (in thousands):

	June 30, 2011	December 31, 2010
Land	$19,444	$18,902
Buildings and improvements	122,484	97,076
Machinery and equipment	235,495	209,334
Leasehold improvements	8,663	8,401
Office equipment	36,501	32,269
Construction in progress	13,043	37,286
	435,630	403,268
Less accumulated depreciation and amortization	(179,571)	(159,587)
	$256,059	$243,681

The components of intangible assets are as follows (in thousands):

	June 30, 2011			December 31, 2010
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Amortizing Intangible Assets
Backlog	$1,871	$1,871	$-	$1,826	$1,826	$-
Developed technology	70,969	6,908	64,061	50,530	5,387	45,143
Tradename	4,110	630	3,480	1,110	571	539
Customer relationships	47,604	14,191	33,413	47,604	12,087	35,517
Non-compete agreement	1,100	650	450	500	500	-
Non-amortizing tradename	2,466	-	2,466	2,276	-	2,276
Total	$128,120	$24,250	$103,870	$103,846	$20,371	$83,475

The estimated useful lives for intangible assets are:

Identified Intangible Asset	Estimated Useful Life in Years or Months
Developed technology	10 years – 20 years
Tradename	10 years
Customer relationships	10 years – 12.5 years
Backlog	1 month – 3 months
Non-compete agreement	15 months

Amortization of definite-lived intangible assets will be approximately (in thousands): $6,692 for the balance of fiscal year 2011, $7,905 in fiscal year 2012, $10,246 in fiscal year 2013, $12,684 in fiscal year 2014 and $15,440 in fiscal year 2015.

The roll forward of the goodwill balance by segment during the six months ended June 30, 2011 is as follows (in thousands):

	ACO	Thermo	ESK	Boron	Total
Balance at December 31, 2010
Goodwill	$5,311	$10,331	$9,326	$22,083	$47,051
Accumulated impairment losses	-	-	-	(3,832)	(3,382)
	5,311	10,331	9,326	18,251	43,219
Acquisition of VIOX Corporation	7,022	-	-	-	7,022
Translation and other	-	-	780	-	780
Balance at June 30, 2011
Goodwill	12,333	10,331	10,106	22,083	54,853
Accumulated impairment losses	-	-	-	(3,832)	(3,832)
	$12,333	$10,331	$10,106	$18,251	$51,021

The Company is required to test annually whether the estimated fair value of its reporting units is sufficient to support the goodwill assigned to those reporting units; the Company performs the annual test in the fourth quarter. The Company is also required to test goodwill for impairment before the annual test if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount, such as a significant adverse change in the business climate. The Company determined that a test of goodwill for impairment was not required as of June 30, 2011.

5.	Stock Repurchases

During the six months ended June 30, 2011, the Company repurchased and retired 100,000 shares of its common stock at an aggregate cost of $3.9 million under a stock repurchase program authorized in 2008 by the Company’s Board of Directors. From the inception of the stock purchase program, the Company has repurchased and retired 3,099,371 shares of its common stock at an aggregate cost of $78.1 million. The Company is authorized to repurchase an additional $21.9 million for a total of $100.0 million.

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

For recognition purposes, on a recurring basis, the Company measures available for sale short-term and long-term investments at fair value. Short-term investments had an aggregate fair value of $228.7 million at June 30, 2011 and $192.9 million at December 31, 2010. The fair value of these investments is determined using quoted prices in active markets. Long-term investments at June 30, 2011 and December 31, 2010 were comprised as follows:

	June 30, 2011	December 31, 2010
Auction rate securities	$15,848	$15,789
Corporate bonds	1,055	10,398
	$16,903	$26,187

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

There were no losses from other than temporary reductions in the fair value of investments in auction rate securities during the three months ended June 30, 2011. During the three months ended June 30, 2010, the Company recognized a net pre-tax gain of $0.9 million from auction rate securities. The net pre-tax gain of $0.9 million includes a pre-tax gain of $1.1 million from the sale of auction rate securities as a result of proceeds of $3.5 million from the sales of auction rate securities in excess of the cost basis of $2.4 million, partially offset by a pre-tax charge of $102,000 due to other than temporary reductions in the fair value of its investments in auction rate securities. The Company recognized a pre-tax decrease of $53,000 in other comprehensive income during the three months ended June 30, 2011 and a pre-tax decrease of $1.4 million in other comprehensive income during the three months ended June 30, 2010, due to temporary changes in the fair value of its investments in auction rate securities.

There were no losses from other than temporary reductions in the fair value of investments in auction rate securities during the six months ended June 30, 2011. During the six months ended June 30, 2010, the Company recognized a net pre-tax loss of $1.0 million from auction rate securities. Included in the net pre-tax loss of $1.0 million from auction rate securities is a $2.1 million charge for other than temporary impairment losses, partially offset by a realized gain of $1.1 million as a result of proceeds of $3.5 million from the sales of auction rate securities in excess of the cost basis of $2.4 million. The Company recognized a net pre-tax increase of $59,000 in other comprehensive income during the six months ended June 30, 2011 and a pre-tax increase of $168,000 which increased other comprehensive income during the six months ended June 30, 2010, due to temporary changes in the fair value of its investments in auction rate securities.

Cumulatively to date, the Company has incurred $9.2 million in pre-tax charges due to other-than-temporary reductions in the value of its investments in auction rate securities, realized losses of $4.9 million from sales of auction rate securities and pre-tax temporary impairment charges of $2.2 million reflected in other comprehensive income. The Company’s investments in auction rate securities represent interests in insurance securitizations collateralized by pools of residential and commercial mortgages, asset backed securities and other structured credits relating to the credit risk of various bond guarantors that mature at various dates from June 2021 through July 2052. These auction rate securities were intended to provide liquidity via an auction process which is scheduled every 28 days, that resets the applicable interest rate, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. Interest rates are capped at a floating rate of one month LIBOR plus additional spread ranging from 1.25% to 4.00% depending on prevailing rating. During the second half of the year 2007, through 2008, 2009, 2010 and through June 30, 2011, the auctions for these securities failed. As a result of current negative conditions in the global credit markets, auctions for the Company’s investment in these securities have recently failed to settle on their respective settlement dates. Consequently, the investments are not currently liquid through the normal auction process and may be liquidated if a buyer is found outside the auction process. Although the auctions have failed, the Company continues to receive underlying cash flows in the form of interest income from the investments in auction rate securities. As of June 30, 2011, the fair value of the Company’s investments in auction rate securities was below cost by approximately $11.5 million. The fair value of the auction rate securities has been below cost for more than one year.

Beginning in the third quarter of 2008 and at June 30, 2011, the Company determined that the market for its investments in auction rate securities and for similar securities continued to be inactive since there were few observable or recent transactions for these securities or similar securities. The Company’s investments in auction rate securities were classified within Level 3 of the fair value hierarchy because the Company determined that significant adjustments using unobservable inputs were required to determine fair value as of June 30, 2011 and December 31, 2010.

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
  Probability of earning maximum rate until maturity
  Probability of passing auction at some point in the future
  Probability of default at some point in the future (with appropriate loss severity assumptions)
The Company determined that the appropriate risk-free discount rate (before risk adjustments) used to discount the contractual cash flows of its auction rate securities ranged from 0.1% to 4.7%, based on the term structure of the auction rate security. Liquidity risk premiums are used to adjust the risk-free discount rate for each auction rate security to reflect uncertainty and observed volatility of the current market environment. This risk of nonperformance has been captured within the probability of default and loss severity assumptions noted above. The risk-adjusted discount rate, which incorporates liquidity risk, appropriately reflects the Company’s estimate of the assumptions that market participants would use (including probability weighted inputs noted above) to estimate the selling price of the asset at the measurement date.

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

Assets measured at fair value on a recurring basis include the following as of June 30, 2011 and December 31, 2010 (in thousands):

	Fair Value Measurements at June 30, 2011 Using
(In thousands)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value at June 30, 2011
Cash and cash equivalents	$44,463	$-	$-	$44,463
Short term investments:
Investment funds – debt securities	216,482	-	-	216,482
Corporate bonds	12,228	-	-	12,228
Total short term investments	228,710	-	-	228,710
Long term investments:
Auction rate securities	-	-	15,848	15,848
Corporate bonds	1,055	-	-	1,055
Total long term investments	1,055	-	15,848	16,903
Other long-term financial asset	1,059	-	-	1,059
Derivative financial instrument	301	-	-	301

	Fair Value Measurements at December 31, 2010 Using
(In thousands)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value at December 31, 2010
Cash and cash equivalents	$53,436	$-	$-	$53,436
Short term investments:
Investment funds – debt securities	171,462	-	-	171,462
Corporate bonds	21,398	-	-	21,398
Total short term investments	192,860	-	-	192,860
Long term investments:
Auction rate securities	-	-	15,789	15,789
Corporate bonds	10,398	-	-	10,398
Total long term investments	10,398	-	15,789	26,187
Other long-term financial asset	1,335	-	-	1,335
Derivative financial instrument	49	-	-	49

 Activity in long term investments (Level 3) was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Balance at beginning of period	$15,900	$19,612	$15,789	$20,018
Proceeds from sales of auction rate securities	-	(3,463)	-	(3,463)
Realized gain included in net earnings	-	1,052	-	1,052
Unrealized gain (loss) included in net earnings	-	(102)	-	(2,030)
Unrealized gain (loss) included in other comprehensive income	(52)	(1,353)	59	169
Balance at end of period	$15,848	$15,746	$15,848	$15,746

The Company recorded a liability for contingent consideration as part of the purchase price for the acquisition of VIOX Corporation at the estimated fair value of $11.5 million as of January 3, 2011. The contingent consideration arrangement requires the Company to pay the former owners of VIOX Corporation an earnout agreed upon amount, depending on the achievement of certain revenue and operating profit performance goals, with the earnout period ending 30 months after the acquisition date. The fair value of the contingent consideration arrangement was estimated based on expected revenue and operating profit during the earnout period and the discounted future cash payments that result from the calculation of the earnout as specified in the purchase agreement. The fair value of the earnout is based on significant inputs that are unobservable in the market, which is a Level 3 input. Key assumptions include a discount rate of 20 percent and estimated revenues and operating profit during the earnout period as defined in the purchase agreement. The Company performs a quarterly revaluation of contingent consideration and records the change as a component of operating income. During the three months and six months ended June 30, 2011, the change in the fair value of this contingent consideration liability was $0.6 million and $1.1 million, respectively, based on an estimated fair value of $12.6 million as of June 30, 2011. See Note 15 for additional information regarding this acquisition.

For disclosure purposes, the Company is required to measure the fair value of outstanding debt on a recurring basis. The fair value of outstanding debt is determined using quoted prices in active markets. The fair value of long-term debt, based on quoted market prices, was $93.8 million at June 30, 2011 and $93.1 million at December 31, 2010.

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

In December 2010, the FASB issued authoritative guidance that amended the disclosure requirements for supplementary pro forma related to business combinations. The amendments specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company adopted this guidance on January 1, 2011 and the amended disclosure requirements will be included in consolidated financial statements as applicable for the year ended December 31, 2011.

In May 2011, the FASB issued new guidance which changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between U.S. GAAP and IFRS. This new guidance also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This new guidance is to be applied prospectively. The Company anticipates that the adoption of this standard in the first quarter of 2012 will not materially expand its consolidated financial statement footnote disclosures.

In June 2011, the FASB issued new guidance which eliminates the option to report other comprehensive income and its components in the statement of changes in equity. This new guidance requires that all nonowner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. This new guidance is to be applied retrospectively. The Company anticipates that the adoption of this standard in the first quarter of 2012 may materially change the presentation of its consolidated financial statements.

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

As of June 30, 2011 and December 31, 2010, long-term debt and the equity component (recorded in additional paid in capital, net of income tax benefit), determined in accordance with the accounting guidance for convertible debt, comprised the following (in thousands):

	June 30, 2011	December 31, 2010
Long-term debt
Principal amount	$93,100	$93,100
Unamortized discount	(5,706)	(7,501)
Net carrying amount	$87,394	$85,599
Equity component, net of income tax benefit	$16,399	$16,399

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

Interest expense on the Notes for the three and six months ended June 30, 2011 and 2010 included the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Contractual interest coupon	$669	$669	$1,330	$1,330
Non-cash amortization of discount on the liability component	905	842	1,795	1,670
Non-cash amortization of debt issuance costs	94	90	187	179
	$1,668	$1,601	$3,312	$3,179

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

The Company is obligated to pay contingent interest to the holders of the Notes during any six-month period from June 15 to December 14 and from December 15 to June 14, commencing with the six-month period beginning December 20, 2010 and ending on June 14, 2011, if the average trading price of the note for the five trading day period ending on the third trading day immediately preceding the first day of the relevant contingent interest period equals $1,200 (120% of the principal amount of a note) or more. The criteria for paying contingent interest was not achieved during this period. The amount of contingent interest payable per note for any relevant contingent interest period shall equal 0.25% per annum of the average trading price of a note for the five trading day period ending on the third trading day immediately preceding the first day of the relevant contingent interest period. This contingent interest payment feature represents an embedded derivative. However, based on the de minimus value associated with this feature, no value has been assigned at issuance or at June 30, 2011.

On or prior to the maturity date of the Notes, upon the occurrence of a fundamental change, under certain circumstances, the Company will provide for a make whole amount by increasing, for the time period described herein, the conversion rate by a number of additional shares for any conversion of the Notes in connection with such fundamental change transactions. The amount of additional shares will be determined based on the price paid per share of Ceradyne’s common stock in the transaction constituting a fundamental change and the effective date of such transaction. This make whole premium feature represents an embedded derivative. Since this feature has no measurable impact on the fair value of the Notes and no separate trading market exists for this derivative, the value of the embedded derivative was determined to be de minimus. Accordingly, no value has been assigned at issuance or at June 30, 2011.

The Company utilizes a convertible bond pricing model and a probability weighted valuation model, as applicable, to determine the fair values of the embedded derivatives noted above.

In December 2005, the Company established an unsecured $10.0 million line of credit which will expire on May 1, 2014. As of June 30, 2011, there were no outstanding amounts on the line of credit. However, the available line of credit at June 30, 2011 has been reduced by outstanding letters of credit in the aggregate amount of $5.0 million. The interest rate on the credit line was 1.2% as of June 30, 2011 which was based on the LIBOR rate for a period of one month, plus a fixed margin of 1.0%.

Pursuant to the bank line of credit, the Company is subject to certain covenants, which include, among other things, the maintenance of specified minimum amounts of net income and liquidity. The Company was in compliance with all covenants at June 30, 2011.

During the six months ended June 30, 2011, the Company capitalized interest of approximately $198,000 in connection with the construction of its new manufacturing plant in Tianjin, China. During the six months ended June 30, 2010, the Company capitalized interest of approximately $48,000 in connection with the construction of its new manufacturing plant in Tianjin, China.

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

The financial information for all segments is presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue from External Customers
Advanced Ceramic Operations	$66,637	$41,375	$143,267	$95,463
ESK Ceramics	45,880	30,961	86,003	62,709
Thermo Materials	29,295	23,513	60,406	43,360
Boron	11,420	7,440	19,360	13,959
Inter-segment elimination	(7,856)	(2,874)	(13,558)	(5,038)
Total	$145,376	$100,415	$295,478	$210,453

Depreciation and Amortization
Advanced Ceramic Operations	$2,514	$2,396	$5,385	$4,828
ESK Ceramics	3,276	2,956	6,415	6,259
Thermo Materials	2,094	1,691	3,778	3,036
Boron	2,047	2,016	4,100	4,114
Total	$9,931	$9,059	$19,678	$18,237

Segment Income (Loss) from Operations and Income Before Provision for Income Taxes
Advanced Ceramic Operations	$14,041	$(3,753)	$31,055	$(930)
ESK Ceramics	9,201	4,643	17,006	7,353
Thermo Materials	6,066	7,561	16,920	12,814
Boron	726	(1,350)	726	(3,507)
Inter-segment elimination	(585)	(31)	(657)	(54)
Income from Operations	29,449	7,070	65,050	15,676
Other Income (Expense)	(115)	949	(852)	(1,136)
Income before Provision for Income Taxes	$29,334	$8,019	$64,198	$14,540

Segment Assets
Advanced Ceramic Operations	$468,385	$410,987	$468,385	$410,987
ESK Ceramics	190,440	164,567	190,440	164,567
Thermo Materials	169,420	121,215	169,420	121,215
Boron	127,670	128,272	127,670	128,272
Total	$955,915	$825,041	$955,915	$825,041

Expenditures for Property, Plant & Equipment
Advanced Ceramic Operations	$2,076	$2,091	$3,475	$3,591
ESK Ceramics	1,322	349	1,984	836
Thermo Materials	4,672	9,289	9,622	12,678
Boron	1,324	592	1,974	2,067
Total	$9,394	$12,321	$17,055	$19,172

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Percentage of U.S. net sales from external customers
Advanced Ceramic Operations	39%	33%	42%	41%
ESK Ceramics	3%	4%	3%	4%
Thermo Materials	6%	5%	6%	5%
Boron	4%	5%	4%	4%
Total percentage of U.S. net sales from external customers	52%	47%	55%	54%

Percentage of foreign net sales from external customers
Advanced Ceramic Operations	5%	9%	5%	5%
ESK Ceramics	24%	24%	22%	24%
Thermo Materials	15%	18%	15%	15%
Boron	4%	2%	3%	2%
Total percentage of foreign net sales from external customers	48%	53%	45%	46%

Percentage of total net sales from external customers
Advanced Ceramic Operations	44%	42%	47%	46%
ESK Ceramics	27%	28%	25%	28%
Thermo Materials	21%	23%	21%	20%
Boron	8%	7%	7%	6%
Total percentage of total net sales from external customers	100%	100%	100%	100%

The following is revenue by product line for ACO (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Armor	$49,949	$29,796	$106,376	$73,145
Automotive	2,647	2,230	5,149	4,758
Energy	4,702	1,440	13,125	2,117
Commercial (Orthodontics)	1,716	2,031	3,790	4,203
Industrial	7,623	5,878	14,827	11,240
	$66,637	$41,375	$143,267	$95,463

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

Components of net periodic benefit costs under these defined benefit plans were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Service cost	$201	$183	$393	$383
Interest cost	343	300	675	618
Expected return on plan assets	(139)	(132)	(278)	(264)
Amortization of unrecognized (gain) loss	(12)	(2)	(22)	(8)
Net periodic benefit cost	$393	$349	$768	$729

11.	Financial Instruments

The Company occasionally enters into foreign exchange forward contracts to reduce earnings and cash flow volatility associated with foreign exchange rate changes to allow management to focus its attention on its core business operations. Accordingly, the Company enters into contracts which change in value as foreign exchange rates change to economically offset the effect of changes in value of foreign currency assets and liabilities, commitments and anticipated foreign currency denominated sales and operating expenses. The Company enters into foreign exchange forward contracts in amounts between minimum and maximum anticipated foreign exchange exposures, generally for periods not to exceed one year. These derivative instruments are not designated as accounting hedges. The Company had outstanding foreign exchange forward contracts with a notional value of 40.0 million Euros at June 30, 2011.

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

Components of the required reserve at June 30, 2011 and December 31, 2010 are as follows (in thousands):
	June 30, 2011	December 31, 2010
Federal, state and foreign unrecognized tax benefits (“UTBs”)	$1,445	$806
Interest	218	144
Federal/State Benefit of Interest	(87)	(59)
Total reserve for UTBs	$1,576	$891

It is anticipated that any change in the above UTBs will impact the effective tax rate. At June 30, 2011, the 2009 and 2010 years are open and subject to potential examination in one or more jurisdictions. The Company does not anticipate any significant release of UTBs within the next twelve months.

Effective January 1, 2008, the Company was granted an income tax holiday for our manufacturing facility in China. The tax holiday allows for tax-free operations through December 31, 2009, followed by operations at a reduced income tax rate of 12.5% on the profits generated in 2010 through 2012, with a return to the full statutory rate of 25% for periods thereafter. As a result of the tax holiday in China, income tax expense for the three months ended June 30, 2011 and 2010 was reduced by $499,000 and $0.5 million, respectively, and income tax expense for the six months ended June 30, 2011 and 2010 was reduced by $1.4 million and $1.0 million, respectively.

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

The Company leases certain of its manufacturing facilities under noncancelable operating leases expiring at various dates through 2015. The Company incurred rental expense under these leases of $1.8 million and $1.6 million for the six months ended June 30, 2011 and 2010, respectively. The approximate minimum rental commitments required under existing noncancelable leases as of June 30, 2011 are as follows (in thousands):

2010	$1,873
2011	3,051
2012	2,066
2013	925
2014	434
Thereafter	364
$8,713

A class action lawsuit was filed on April 8, 2011, in the California Superior Court for Orange County (Civil Action No. 30-2011-00465269), in which it was asserted that the representative plaintiff, a former Ceradyne employee, and the putative class members, were not provided with meal and rest periods in accordance with California law, and were not paid overtime at an appropriate overtime rate. The Company removed the case to the Federal District Court for the Central District of California in Santa Ana, Case No. 8:11-cv-00778-CJC-MLG. The Company thereafter met and conferred related to a motion to dismiss as required by local rules and Plaintiff agreed to dismiss a significant portion of the Complaint. In an amended Complaint, Plaintiff has alleged that certain terminated employees from the fourth quarter of 2009 to the present were not paid the full amount of their overtime on a bonus paycheck given to them after they were terminated. Plaintiff also claims he is entitled to additional overtime because he was required to perform some work during his meal breaks. The Company disputes such contentions and is aggressively defending the claims. While the posture of the case is such that it is indeterminable as to the outcome at this time, Plaintiff only alleges actual unpaid overtime of $8,000 for the entire purported class. The Plaintiff alleges waiting time penalties for this putative class, but such award is contingent upon a showing that Ceradyne intentionally withheld pay from the purported Plaintiffs, which is simply not the case.

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

Comprehensive income was (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income	$19,131	$6,563	$42,726	$11,553
Foreign currency translation	5,684	(15,617)	16,620	(25,775)
Unrealized gain (loss) on investments	(116)	(857)	5	(36)
Comprehensive income (loss)	$24,699	$(9,911)	$59,351	$(14,258)

15.	Acquisition of VIOX Corporation

On January 3, 2011, the Company acquired 100% of Seattle, Washington based specialty glass company, VIOX Corporation (“VIOX”). The purchase price consists of $26.0 million in cash paid at closing, plus a post-closing adjustment of $1.7 million that was paid in March 2011. In addition, the Company is obligated to pay contingent consideration of up to a maximum of $22.0 million, based on VIOX achieving certain sales diversification and earnings targets during the 30-month period following the closing. As of the acquisition date, the estimated value of the contingent consideration was $11.5 million which was accrued as additional purchase consideration. VIOX is a 40-year-old corporation that develops, manufactures and markets specialty glass compositions for a wide range of electronic, industrial and health care markets. The Company will record the purchase of VIOX using the acquisition method of accounting and will recognize the assets acquired and liabilities assumed at their fair values as of the date of the acquisition. The results of operations of VIOX will be included in the Company's consolidated results of operations beginning with the date of the acquisition. The Company is currently planning to make an election to treat the acquisition as an asset purchase for income tax purposes under Internal Revenue Code Section 338 (“Section 338 Election”). However, the Company is still reviewing the potential impact of the election. Accordingly, the purchase price allocation is subject to change pending the outcome of this decision which is expected to be finalized by the end of September 2011.

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

The tables below show, for each of our four operating segments, revenues and income (loss) from operations in the periods indicated.

Segment revenues (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	Change	2011	2010	Change
Advanced Ceramic Operations	$66.6	$41.4	61.1%	$143.3	$95.5	50.1%
ESK Ceramics	45.9	31.0	48.2%	86.0	62.7	37.1%
Thermo Materials	29.3	23.5	24.6%	60.4	43.4	39.3%
Boron	11.4	7.4	53.5%	19.4	14.0	38.7%
Inter-segment elimination	(7.8)	(2.9)	173.3%	(13.6)	(5.1)	169.1%
T Total	$145.4	$100.4	44.8%	$295.5	$210.5	40.4%

Segment operating income (loss) (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	Change	2011	2010	Change
Advanced Ceramic Operations	$14.0	$(3.7)	n/m *	$31.1	$(0.9)	n/m
ESK Ceramics	9.2	4.6	98.2%	17.0	7.3	131.3%
Thermo Materials	6.1	7.6	(21.6%)	16.9	12.8	30.3%
Boron	0.7	(1.4)	(153.8%)	0.7	(3.5)	n/m
Inter-segment elimination	(0.6)	-	n/m	(0.7)	-	n/m
T Total	$29.4	$7.1	316.5%	$65.0	$15.7	315.0%
* Not meaningful

We categorize our products into five market applications. The tables below show our sales by market application and the percentage contribution to our total sales of each market application in the different time periods.

Sales by Market Application (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	Change	2011	2010	Change
Defense	$55.9	$33.8	65.6%	$120.6	$79.5	51.8%
Industrial	42.8	32.2	32.8%	82.3	65.5	25.5%
Energy	34.0	23.1	46.9%	67.1	41.9	60.5%
Automotive/Diesel	10.3	8.3	24.1%	20.0	17.7	12.9%
Commercial	2.4	3.0	(19.4%)	5.4	5.9	(8.0%)
Total	$145.4	$100.4	44.8%	$295.4	$210.5	40.4%

Percentage Contribution:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Defense	38.5%	33.7%	40.9%	37.8%
Industrial	29.4	32.1	27.8	31.2
Energy	23.3	23.0	22.7	19.9
Automotive/Diesel	7.1	8.2	6.8	8.4
Commercial	1.7	3.0	1.8	2.7
Total	100.0%	100.0%	100.0%	100.0%

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

Commencing in 2004, several strategic acquisitions also have contributed to our sales growth. These include our acquisition of ESK Ceramics in August 2004, our acquisition of Minco, Inc. in July 2007, our acquisition of EaglePicher Boron, LLC in August 2007, which we renamed Boron Products, LLC, and our acquisition of VIOX Corporation on January 3, 2011.

VIOX Corporation, located in Seattle, Washington, develops, manufactures and markets specialty glass compositions for a wide range of electronic, industrial and health care markets. VIOX has developed a specialty glass formulation for polycrystalline silicon photovoltaic solar applications. VIOX’ customers add electrically conducting powdered metals such as silver or aluminum to the VIOX powdered specialty glass. Many of the ultimate solar users of VIOX’ glass are also customers for Ceradyne’s high purity ceramic solar crucibles. VIOX is included in our Advanced Ceramic Operations operating segment. We began to consolidate and report their operations with ours as of January 3, 2011.

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

Sales continued their strong rebound in the first half of 2011, especially in our products for defense, industrial and energy applications. The principal factors contributing to this growth included renewed purchasing of ceramic body armor by the U.S. military, continued growth in sales of our ceramic crucibles, the sales contribution from VIOX Corporation, and the continued rebound of the economy in general.

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

In October 2008, we were awarded an Indefinite Delivery/Indefinite Quantity, or ID/IQ, contract by the U.S. Army for the next ballistic threat generation of ceramic body armor plates, called XSAPI, as well as for the current generation ESAPI plates. This five-year contract has a maximum value of $2.37 billion and allows the U.S. Army to order either XSAPI or ESAPI body armor from us. Through June 30, 2011, we have shipped $181.8 million of body armor against delivery orders received by us under this ID/IQ contract, and we expect to ship an additional $59.8 million under existing orders during 2011. With less than three years remaining under this ID/IQ contract and the wars in Iraq and Afghanistan winding down, we expect that the total amount of body armor that we ultimately ship under this contract will be substantially less than the maximum amount.

In March 2011, we announced the receipt of a delivery order for approximately $56.6 million for ESAPI ceramic body armor plates and the receipt of a delivery order for approximately $36.0 million for XSAPI ceramic body armor plates. During the three months ended June 30, 2011, we shipped $35.5 million against these two delivery orders. The balance of these delivery orders are expected to be shipped by the end of the third quarter of 2011. In July 2011, we announced the receipt of a delivery order for approximately $36.2 million for ESAPI ceramic body armor plates. This delivery order is expected to be shipped beginning in the fourth quarter of 2011 with full shipment expected to be completed early in the first quarter of 2012.

For 2011 and for the next several years, we expect that our sales of body armor will continue, but generally at more moderate levels than in the past. On April 26, 2011, we submitted a bid to the Defense Supply Center Philadelphia (DSCP) in response to their requirement for a three year sustainment order for the replacement of body armor inserts. We anticipate receiving the results of the bid by September 30, 2011. We will also continue to bid on Foreign Military Sales (FMS) for the first generation of SAPI body armor through our existing ID/IQ contract with Aberdeen Proving Grounds.

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

New orders for the three and six months ended June 30, 2011 were $108.8 million and $340.5 million, respectively, compared to $87.6 million and $193.3 million, respectively, for the same periods last year. Orders for ceramic body armor for the three and six months ended June 30, 2011 were approximately $15.0 million and $108.1 million, respectively, compared to $7.2 million and $13.1 million, respectively, for the same periods last year.

Our order backlog was $230.8 million as of June 30, 2011 and $118.0 million as of  June 30, 2010. The backlog for ceramic body armor represented approximately $84.2 million, or 36.5%, of the total backlog as of June 30, 2011 and $14.4 million, or 12.2%, of the total backlog as of June 30, 2010. We expect that substantially all of our order backlog as of June 30, 2011 will be shipped during 2011.

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

Results of Operations for the Three and Six Months Ended June 30, 2011 and 2010

Net Sales

Our total net sales for the three and six months ended June 30, 2011 and 2010 were as follows (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net Sales	$145.4	$100.4	$295.5	$210.5
Increase (decrease) in net sales	$45.0	$5.1	$85.0	$15.4
Percentage change in net sales	44.8%	5.4%	40.4%	7.9%

Sales continued their strong rebound in the first half of 2011, especially in our products for defense, industrial and energy applications, although sales and orders of ceramic crucibles to the solar industry slowed somewhat in the later part of the second quarter of 2011. The principal factors contributing to this growth included renewed purchasing of ceramic body armor by the U.S. military, continued growth in sales of our ESK Ceramics operating segment, the sales contribution from VIOX Corporation which we began to consolidate and report the results of their operations with ours during the six months ended June 30, 2011, and the continued rebound of the economy in general.

Advanced Ceramic Operations Segment

Our Advanced Ceramic Operations segment had net sales for the three and six months ended June 30, 2011 and 2010 as follows (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net Sales	$66.6	$41.4	$143.3	$95.5
Increase (decrease) in net sales	$25.2	$(13.2)	$47.8	$(17.4)
Percentage change in net sales	61.1%	(24.2%)	50.1%	(15.4%)

Contributing to the increase of $25.2 million in sales during the three months ended June 30, 2011 at our Advanced Ceramic Operations segment were higher shipments of ceramic body armor that totaled $48.1 million, an increase of $29.8 million, or 162.8%, from $18.3 million in the same period last year. For the six months ended June 30, 2011, shipments of ceramic body armor amounted to $102.1 million, an increase of $52.9 million, or 107.4%, from $49.2 million in the same period last year. The primary reasons for the increase in shipments of ceramic body armor were an increase in demand for shipments of ESAPI armor plates. This increase in body armor sales during the three and six month periods ended June 30, 2011 was offset by a decrease in sales of vehicle armor during this period. We shipped $0.6 million of vehicle armor for the three months ended June 30, 2011, a decrease of $8.6 million, or 93.4%, from $9.2 million for the same period last year and $1.4 million of vehicle armor for the six months ended June 30, 2011, a decrease of $16.2 million, or 92.2%, from $17.5 million for the six months ended June 30, 2010. The decline was caused by a lack of shipments of armor for the MRAP All Terrain Vehicle (M-ATV) and the High Mobility Multipurpose Wheeled Vehicle (HMMWV or Humvee) during the six months ended June 30, 2011 compared to the same period last year.

As of January 3, 2011, the date of acquisition, we began to include the financial results of VIOX Corporation in the Advanced Ceramic Operations segment. VIOX sales amounted to $4.0 million for the three months ended June 30, 2011 and $11.7 million during the six months ended June 30, 2011. VIOX Sales declined in the second quarter of 2011 compared to the first quarter of 2010 due to reduced levels of demand for solar panels.

ESK Ceramics Segment

Our ESK Ceramics segment had net sales for the three and six months ended June 30, 2011 and 2010 as follows (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net Sales	$45.9	$31.0	$86.0	$62.7
Increase (decrease) in net sales	$14.9	$6.9	$23.3	$15.0
Percentage change in net sales	48.2%	28.6%	37.1%	31.6%

On a constant currency basis, sales for the three months ended June 30, 2011 were $43.3 million, an increase of $12.3 million, or 39.7%, from the corresponding quarter of the prior year. Sales of industrial products for the three months ended June 30, 2011 were $25.0 million, an increase of $5.8 million, or 30.1%, from $19.2 million in the corresponding quarter of the prior year. This increase was the result of a higher demand for composite coatings, an increase in shipments of industrial parts for the packaging industry, an increase in shipments of industrial wear parts and an increase in shipments of boron nitride ceramic powders. Sales of defense products for the three months ended June 30, 2011 were $9.2 million, an increase of $6.3 million, or 209.7%, from $2.9 million in the corresponding quarter of the prior year. Included in sales of defense products for the three months ended June 30, 2011 were inter-segment sales of $6.7 million compared to $2.7 million in the prior year. The increase of $4.0 million in inter-segment sales was due to an increase in demand for boron carbide powder used in body armor plates manufactured by our Advanced Ceramic Operations division. Sales of automotive/diesel products for the three months ended June 30, 2011 were $7.6 million, an increase of $1.6 million, or 26.1%, from $6.0 million in the corresponding quarter of the prior year. Increased demand from automotive original equipment manufacturers accounted for the increase in sales.

On a constant currency basis, sales for the six months ended June 30, 2011 were $82.3 million, an increase of $19.6 million, or 31.2%, from the corresponding prior year period. Sales of industrial products for the six months ended June 30, 2011 were $48.5 million, an increase of $8.9 million, or 22.7%, from $39.6 million in the corresponding prior year period. This increase was for the same reasons as stated above. Sales of defense products for the six months ended June 30, 2011 were $15.3 million, an increase of $10.0 million, or 190.1%, from $5.3 million in the corresponding prior year period. Included in sales of defense products for the six months ended June 30, 2011 were inter-segment sales of $11.5 million compared to $4.8 million in the prior year period. The increase of $6.7 million in inter-segment sales was due to an increase in demand for boron carbide powder used in body armor plates manufactured by our Advanced Ceramic Operations division. Sales of automotive/diesel products for the six months ended June 30, 2011 were $14.9 million, an increase of $2.0 million, or 14.6%, from $12.9 million in the corresponding prior year period. Increased demand from automotive original equipment manufacturers accounted for the increase in sales.

Thermo Materials Segment

Our Thermo Materials segment had net sales for the three and six months ended June 30, 2011 and 2010 as follows (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net Sales	$29.3	$23.5	$60.4	$43.4
Increase (decrease) in net sales	$5.8	$9.5	$17.0	$11.9
Percentage change in net sales	24.6%	68.4%	39.3%	37.5%

The increase in sales at our Thermo Materials segment was due to higher shipments of crucibles to the solar energy market, increased sales of precision investment cast products and refractory products due to the continued improvement in the industrial sector of the economy. Sales of crucibles used in the manufacture of photovoltaic cells for the three months ended June 30, 2011 were $19.4 million, an increase of $5.4 million, or 38.6%, from $14.0 million in the corresponding period a year ago. The increase was due to increasing demand in the solar energy market. However, sales and orders from the solar energy market began to slow in the later part of the second quarter due to a reduction of government subsidies for the installation of solar panels. Sales to the defense industry for the three months ended June 30, 2011 were $3.0 million, a decrease of $1.5 million, or 32.0%, from $4.5 million when compared to the corresponding prior year period. This decrease was caused by lower shipments of ceramic missile radomes compared to the same period last year.

Sales of crucibles used in the manufacture of photovoltaic cells for the six months ended June 30, 2011 were $42.3 million, an increase of $16.7 million, or 65.7%, from $25.6 million in the corresponding period a year ago. Sales to the defense industry for the six months ended June 30, 2011 were $5.2 million, a decrease of $2.6 million, or 33.5%, from $7.8 million when compared to the corresponding prior year period.

Boron Segment

Our Boron segment had net sales for the three and six months ended June 30, 2011 and 2010 as follows (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net Sales	$11.4	$7.4	$19.4	$14.0
Increase (decrease) in net sales	$4.0	$0.0	$5.4	$0.2
Percentage change in net sales	53.5%	0.4%	38.7%	1.4%

Our Boron business segment comprises the business units Ceradyne Boron Products, SemEquip, Inc. and Ceradyne Canada. A major contribution to the increase in sales of this segment during the three and six month periods ended June 30, 2011 were from Ceradyne Boron Products. Sales from our Ceradyne Boron Products business unit for the three months ended June 30, 2011were $8.4 million, an increase of $2.0 million, or 31.5%, from $6.4 million in the prior year period. For the six months ended June 30, 2011, sales of this unit were $15.4 million, an increase of $3.1 million, or 25.0%, from $12.3 million compared to the corresponding prior year period. This increase for both periods was the result of higher shipments to the nuclear industry.

Gross Profit

Our total gross profit for the three and six months ended June 30, 2011 and 2010 were as follows (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Gross profit	$53.0	$25.8	$111.0	$51.2
Increase (decrease) in gross profit	$27.2	$2.8	$59.8	$4.6
Gross profit percentage	36.4%	25.7%	37.6%	24.3%

Several factors caused the increase in gross profit during both the three and six month periods ended June 30, 2011. These factors include selected price increases on industrial product lines, improved sales mix, substantially higher sales of body armor, and increased operating leverage resulting in better absorption of manufacturing overhead expenses in the production of body armor. Our body armor product line was responsible for $19.3 million of the increase in gross profit, or 66.7% of the total increase in gross profit during the three months ended June 30, 2011, and $35.3 million of the increase in gross profit, or 56.1% of the total increase in gross profit for the first half of this year.

Advanced Ceramic Operations Segment

Our Advanced Ceramic Operations segment had total gross profit for the three and six months ended June 30, 2011 and 2010 as follows (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Gross profit	$23.0	$4.7	$49.6	$14.7
Increase (decrease) in gross profit	$18.3	$(10.4)	$34.9	$(14.5)
Gross profit percentage	34.5%	11.3%	34.6%	15.4%

The primary reasons for the increase in gross profit and gross profit as a percentage of net sales for the three and six months ended June 30, 2011 were higher volumes of production of body armor and industrial products resulting in an increase of absorbed manufacturing overhead expenses, lower scrap rates incurred in the production of body armor, and improved sales mix caused by shipments of higher gross margin ESAPI body armor products compared to the same periods prior year.

ESK Ceramics Segment

Our ESK Ceramics segment had total gross profit for the three and six months ended June 30, 2011 and 2010 as follows (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Gross profit	$15.6	$9.8	$28.7	$17.2
Increase (decrease) in gross profit	$5.8	$7.4	$11.5	$11.4
Gross profit percentage	34.1%	31.5%	33.4%	27.4%

Gross profit and gross profit as a percentage of sales increased during the three and six months ended June 30, 2011 due to an increase in manufacturing production, which generated better absorption of manufacturing overhead expenses. Additionally, decreases in scrap rates, some product line price increases and a favorable sales mix contributed to the increase in gross profit.

Thermo Materials Segment

Our Thermo Materials segment had total gross profit for the three and six months ended June 30, 2011 and 2010 as follows (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Gross profit	$10.9	$10.3	$26.3	$17.9
Increase (decrease) in gross profit	$0.6	$4.5	$8.4	$6.3
Gross profit percentage	37.3%	43.7%	43.5%	41.3%

Gross profit increased during the three and six months ended June 30, 2011 primarily because of the increase in unit sales and production of crucibles. Additionally, an approximate 5% price increase for precision investment casting products was implemented in the United States during the three months ended June 30, 2011 with minimal impact on volume. During the three months ended June 30, 2011, we incurred temporary quality issues relating to the production of our ceramic crucibles that resulted in increased scrap charges which reduced gross profit by $4.2 million and also caused the decline in gross profit as a percentage of sales. These temporary quality issues were corrected as of mid-June 2011. We opened a new plant in China for the production of crucibles during February 2011 and incurred start up expenses of approximately $0.3 million and $0.7 million during the three and six months ended June 30, 2011, respectively.

Boron Segment

Our Boron segment had total gross profit for the three and six months ended June 30, 2011 and 2010 as follows (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Gross profit	$4.0	$1.3	$7.1	$1.7
Increase (decrease) in gross profit	$2.7	$1.5	$5.4	$1.7
Gross profit percentage	35.3%	17.8%	36.7%	11.9%

The increases in gross profit and gross profit as a percentage of sales in the three and six months ended June 30, 2011 were the result of higher sales to the semiconductor and nuclear industries, a favorable sales mix and improved absorption of fixed manufacturing costs.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses (“SG&A”) for the three and six months ended June 30, 2011 and 2010 were as follows (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
SG&A expenses	$19.5	$15.6	$38.3	$29.5
Increase (decrease) in SG&A expenses	$3.9	$(1.8)	$8.8	$(4.5)
Percentage change in SG&A expenses	24.5%	(10.4%)	29.7%	(13.4%)
SG&A expenses; as a percentage of net sales	13.4%	15.6%	13.0%	14.0%

The increase in selling, general and administrative expenses during the three and six months ended June 30, 2011 was caused by larger employee bonuses due to the improved financial performance, increased group health insurance expense, an increase in information technology expenses as a result of the implementation of SAP as our enterprise resource planning software, and additional general and administrative expenses associated with our new plant in China. Also contributing to the increase was the acquisition of VIOX Corporation in January 2011, which added $0.6 million and $1.2 million, respectively, to the three and six months ended June 30, 2011.

Research and Development Expenses

Our research and development expenses for the three and six months ended June 30, 2011 and 2010 were as follows (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Research and development expenses	$3.2	$3.2	$6.3	$6.1
Increase (decrease) in research and development expenses	-	$(0.1)	$0.2	$(0.6)
Percentage change in research and development expenses	1.3%	(3.0%)	2.7%	(8.0%)
Research & development expenses as a percentage of net sales	2.2%	3.2%	2.1%	2.9%

Acquisition Related Charge (Credit)

Our acquisition related charges and credits for the three and six months ended June 30, 2011 and 2010 were as follows (dollars shown as actual):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Acquisition related charges and credits	$838,000	$(31,000)	$1,422,000	$(119,000)
Increase (decrease) in acquisition related charges and credits	$869,000	$(31,000)	$1,541,000	$(119,000)
Percentage change in acquisition related charges and credits	n/m	n/m	n/m	n/m
Acquisition charges and credits as a percentage of net sales	0.6%	n/m	0.5%	(0.1%)
* Not meaningful

During the three months ended June 30, 2011, we recorded acquisition-related charges of $0.8 million to reflect the fair value of contingent purchase price consideration for SemEquip, Inc., acquired in 2008, Diaphorm Technologies, LLC, acquired in 2009 and VIOX Corporation, acquired on January 3, 2011.

Other Income (Expense)

Our net other income (expense) for the three and six months ended June 30, 2011 and 2010 were as follows (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Other income (expense)	$(0.1)	$0.9	$(0.9)	$(1.1)
Increase (decrease) in other income (expense)	$(1.0)	$2.4	$0.2	$1.7
Percentage change in other income (expense)	n/m	n/m	(25.0%)	(59.0%)
Other income (expense) as percentage of net sales	(0.1%)	0.9%	(0.3%)	(0.5%)

Net other income (expense) during the three months ended June 30, 2011 decreased by $1.0 million because during the second quarter of 2010, we recognized a gain from foreign currency transactions of $1.8 million compared to $0.0 million during the second quarter of this year. This was offset by a $0.8 million favorable settlement of a dispute with a former workers compensation insurance company.

Income Taxes

Our provision for income taxes for the three and six months ended June 30, 2011 and 2010 were as follows (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Provision for income taxes	$10.2	$1.5	$21.5	$3.0
Increase (decrease) in provision for income taxes	$8.7	$4.0	$18.5	$5.0
Percentage change in provision for income taxes	600.8%	n/m	618.8%	n/m
Provision for income taxes as a percentage of net sales	7.0%	1.4%	7.3%	1.4%
Effective tax rate	34.8%	18.2%	33.4%	20.5%

The increase in the provision for income taxes for both the three and six months ended June 30, 2011 and 2010 reflect higher levels of income before income taxes compared to the corresponding periods last year. The effective tax rate for both the three and six month periods ended June 30, 2011 was higher compared to the same periods last year because a greater portion of our pre-tax income was generated by operating units other than our China operations, where we enjoy a lower tax rate than the average of other countries.

Liquidity and Capital Resources

We generally have met our operating and capital requirements with cash flow from operating activities and borrowings under our credit facility.

The following tables present selected financial information and statistics as of  June 30, 2011 and December 31, 2010 and for the three and six months ended June 30, 2011 and 2010 (in millions):

	June 30, 2011	December 31, 2010
Cash, cash equivalents and short term investments	$273.2	$246.3
Accounts receivable, net	$55.9	$53.0
Inventories	$111.2	$94.3
Working capital	$461.6	$414.4

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Operating cash flow	$40.4	$33.4	$58.8	$49.9
Increase in cash, cash equivalents and short term investments	$32.2	$19.2	$26.9	$31.4

During the six months ended June 30, 2011, we generated $58.8 million of cash from operations compared to $49.9 million for the six months ended June 30, 2010. The $58.8 million of cash flow from operations during 2011 is primarily comprised of net income totaling $42.7 million, with $24.7 million of non-cash charges included therein, offset by an increase in working capital of $17.5 million resulting from increased sales and production. During the six months ended June 30, 2011, we invested $27.7 million to purchase VIOX Corporation, based in Seattle, Washington. We also invested $17.1 million to expand manufacturing capacity in selected product lines that included $3.8 million to complete our new manufacturing plant in China. We purchased $63.1 million of marketable securities while we received $35.8 million from proceeds and maturities of marketable securities. During the six months ended June 30, 2011, we repurchased and retired 100,000 shares of our common stock at an aggregate cost of $3.9 million under a stock repurchase program authorized in 2008 by our Board of Directors. To date, we have purchased and retired a cumulative total of 3,099,371 shares at an aggregate cost of $78.1 million. We are authorized to repurchase and retire an additional $21.9 million for a total of $100.0 million. As a result, our net cash at June 30, 2011 decreased by $9.0 million as compared to a $63.2 million decrease during the six months ended June 30, 2010.

During December 2005, we issued $121.0 million principal amount of 2.875% senior subordinated convertible notes due December 15, 2035. During 2009, we purchased and retired an aggregate of $27.9 million principal amount of our convertible debt for $23.2 million, which reduced the outstanding balance of the notes to $93.1 million. We have not purchased any of the notes since 2009. Since the notes are convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement), we separately account for the liability and equity components of the notes in a manner that reflects the nonconvertible debt borrowing rate as interest cost is recognized.

As of June 30, 2011 and December 31, 2010, long-term debt and the equity component (recorded in additional paid in capital, net of income tax benefit) associated with the adoption in 2009 of the accounting guidance for convertible debt comprised the following (in thousands):

	June 30, 2011	December 31, 2010
Long-term debt
Principal amount	$93,100	$93,100
Unamortized discount	(5,706)	(7,501)
Net carrying amount	$87,394	$85,599
Equity component, net of income tax benefit	$16,399	$16,399

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

In December 2005, we established an unsecured $10.0 million line of credit. As of June 30, 2011, there were no outstanding amounts on the line of credit. However, the available line of credit at June 30, 2011 has been reduced by outstanding letters of credit in the amount of $5.0 million. The interest rate on the credit line is based on the LIBOR rate for a period of one month, plus a margin of 1.0% which equaled 1.2% as of June 30, 2011.

Pursuant to the bank line of credit, we are subject to certain covenants, which include, among other things, the maintenance of specified minimum amounts of liquidity and profitability and annual net income. At June 30, 2011, we were in compliance with these covenants.

Our cash, cash equivalents, and short-term investments totaled $273.2 million at June 30, 2011, compared to $246.3 million at December 31, 2010. At June 30, 2011, we had working capital of $461.6 million, compared to $414.4 million at December 31, 2010. Our cash position includes amounts denominated in foreign currencies. The repatriation of cash balances from our ESK Ceramics subsidiary does not result in additional tax costs. We believe that our current cash and cash equivalents on hand and cash available from the sale of short-term investments, cash available from additional borrowings under our revolving line of credit and cash we expect to generate from operations will be sufficient to finance our anticipated capital and operating requirements for at least the next 12 months. Our anticipated capital requirements primarily relate to the normal replacement and some expansion of our manufacturing facilities at ESK Ceramics and the completion of our new manufacturing facility in China. We also may utilize cash, and, to the extent necessary, borrowings from time to time to acquire other businesses, technologies or product lines that complement our current products, enhance our market coverage, technical capabilities or production capacity, or offer growth opportunities. From time to time, we may utilize cash to repurchase our common stock or our convertible debt.

Our material contractual obligations and commitments as of June 30, 2011 include a $1.4 million reserve for unrecognized tax benefits. The reserve is classified as long term liabilities on our Consolidated Balance Sheet as of June 30, 2011.

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

Our long term investments at June 30, 2011 included $15.8 million of auction rate securities. Cumulatively to date, the Company has incurred $9.2 million in pre-tax losses from its investments in auction rate securities, realized losses of $4.9 million from the sale of auction rate securities and pre-tax temporary impairment charges against other comprehensive income of $2.2 million. The Company’s investments in auction rate securities represent interests in insurance securitizations collateralized by pools of residential and commercial mortgages, asset backed securities and other structured credits relating to the credit risk of various bond guarantors that mature at various dates from June 2021 through July 2052. These auction rate securities were intended to provide liquidity via an auction process which is scheduled every 28 days, that resets the applicable interest rate, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. Interest rates are capped at a floating rate of one month LIBOR plus additional spread ranging from 1.25% to 4.00% depending on prevailing rating. During the second half of the year 2007, through 2008, 2009, 2010 and through June 30, 2011, the auctions for these securities failed. As a result of current negative conditions in the global credit markets, auctions for the Company’s investment in these securities failed to settle on their respective settlement dates. Consequently, the investments are not currently liquid through the normal auction process and may be liquidated if a buyer is found outside the auction process. Although the auctions have failed, the Company continues to receive underlying cash flows in the form of interest income from the investments in auction rate securities. As of June 30, 2011, the fair value of the Company’s investments in auction rate securities was below cost by approximately $11.5 million. The fair value of the auction rate securities has been below cost for more than one year.

Beginning in the third quarter of 2008 and at June 30, 2011, the Company determined that the market for its investments in auction rate securities and for similar securities continued to be inactive since there were few observable or recent transactions for these securities or similar securities. The Company’s investments in auction rate securities continued to be classified within Level 3 of the fair value hierarchy because the Company determined that significant adjustments using unobservable inputs were required to determine fair value as of June 30, 2011 and December 31, 2010.

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

The Company determined that the appropriate risk-free discount rate (before risk adjustments) used to discount the contractual cash flows of its auction rate securities ranged from 0.1% to 4.7%, based on the term structure of the auction rate security. Liquidity risk premiums are used to adjust the risk-free discount rate for each auction rate security to reflect uncertainty and observed volatility of the current market environment. This risk of nonperformance has been captured within the probability of default and loss severity assumptions noted above. The risk-adjusted discount rate, which incorporates liquidity risk, appropriately reflects the Company’s estimate of the assumptions that market participants would use (including probability weighted inputs noted above) to estimate the selling price of the asset at the measurement date.

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

We enter into foreign exchange forward contracts to reduce earnings and cash flow volatility associated with foreign exchange rate changes to allow our management team to focus its attention on its core business operations. Accordingly, we enter into contracts which change in value as foreign exchange rates change to economically offset the effect of changes in value of foreign currency assets and liabilities, commitments and anticipated foreign currency denominated sales and operating expenses. We enter into foreign exchange forward contracts in amounts between minimum and maximum anticipated foreign exchange exposures, generally for periods not to exceed one year. These derivative instruments are not designated as accounting hedges. We had an outstanding foreign exchange forward contract at June 30, 2011 for 40 million Euros.

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

Our debt is comprised of $93.1 million of a convertible note with a fixed coupon rate of 2.875% (“Notes”). The fair value of long-term debt was $93.8 million and is based on quoted market prices at June 30, 2011.

Approximately 46.6% of our revenues for the six months ended June 30, 2011 were derived from operations outside the United States. Overall, we are a net recipient of currencies other than the U.S. dollar and, as such, we benefit from a weaker dollar and are adversely affected by a stronger dollar relative to major currencies worldwide. Accordingly, changes in exchange rates, and in particular a strengthening of the U.S. dollar, may negatively affect net sales, gross profit, and net income from our subsidiary, ESK Ceramics, as expressed in U.S. dollars. This would also negatively impact our consolidated reported results.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2011 (the end of the period covered by this report). Based on this evaluation, our principal executive officer and principal financial officer concluded that our current disclosure controls and procedures (as defined in Rules 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934) are effective.

Changes in Internal Control over Financial Reporting
Our management evaluated our internal control over financial reporting and there have been no changes during the fiscal quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

A class action lawsuit was filed on April 8, 2011, in the California Superior Court for Orange County (Civil Action No. 30-2011-00465269), in which it was asserted that the representative plaintiff, a former Ceradyne employee, and the putative class members, were not provided with meal and rest periods in accordance with California law, and were not paid overtime at an appropriate overtime rate. The Company removed the case to the Federal District Court for the Central District of California in Santa Ana, Case No. 8:11-cv-00778-CJC-MLG. The Company thereafter met and conferred related to a motion to dismiss as required by local rules and Plaintiff agreed to dismiss a significant portion of the Complaint. In an amended Complaint, Plaintiff has alleged that certain terminated employees from the fourth quarter of 2009 to the present were not paid the full amount of their overtime on a bonus paycheck given to them after they were terminated. Plaintiff also claims he is entitled to additional overtime because he was required to perform some work during his meal breaks. The Company disputes such contentions and is aggressively defending the claims. While the posture of the case is such that it is indeterminable as to the outcome at this time, Plaintiff only alleges actual unpaid overtime of $8,000 for the entire purported class. The Plaintiff alleges waiting time penalties for this putative class, but such award is contingent upon a showing that Ceradyne intentionally withheld pay from the purported Plaintiffs, which is simply not the case.

Item 1A.       Risk Factors

There have been no significant changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information regarding shares of our common stock that we repurchased during the three months ended June 30, 2011.

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to April 30, 2011	-	$0.00	2,999,371	$25,775,450
May 1 to May 31, 2011	-	$0.00	2,999,371	$25,775,450
June 1 to June 30, 2011	100,000	$38.89	3,099,371	$21,886,237
Total	100,000	$38.89	3,099,371	$21,886,237

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

CERADYNE, INC.

Date: July 26, 2011	By:	/s/ JERROLD J. PELLIZZON
Jerrold J. Pellizzon
Vice President Chief Financial Officer (Principal Financial and Accounting Officer)

Index to Exhibits

Exhibit	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonmy Presentation Linkbase Document