Form 10-Q
period 2011-09-30
CERADYNE INC
filed 2011-10-25
CIK 18937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 21, 2011
Common Stock, $0.01 par value	24,199,008 Shares

Exhibit Index on Page 34

CERADYNE, INC.

CERADYNE, INC.
FORM 10-Q
FOR THE QUARTER ENDED
September 30, 2011

PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Consolidated Financial Statements

CERADYNE, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	September 30, 2011	December 31, 2010
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$31,541	$53,436
Short-term investments	227,477	192,860
Accounts receivable, net of allowances of $2,408 and $685 at September 30, 2011 and December 31, 2010, respectively	71,541	53,019
Other receivables	12,478	17,553
Inventories, net	110,473	94,258
Production tooling, net	22,486	10,037
Prepaid expenses and other	38,838	38,653
Deferred tax asset	8,636	6,808
TOTAL CURRENT ASSETS	523,470	466,624

PROPERTY, PLANT AND EQUIPMENT, net	246,826	243,681
LONG TERM INVESTMENTS	15,997	26,187
INTANGIBLE ASSETS, net	102,068	83,475
GOODWILL	51,019	43,219
OTHER ASSETS	2,118	2,127
TOTAL ASSETS	$941,498	$865,313

CURRENT LIABILITIES
Accounts payable	$30,281	$25,738
Accrued expenses	31,958	24,603
Income taxes payable	5,297	1,869
TOTAL CURRENT LIABILITIES	67,536	52,210
LONG-TERM DEBT	88,341	85,599
EMPLOYEE BENEFITS	22,556	22,269
OTHER LONG TERM LIABILITY	57,589	41,902
DEFERRED TAX LIABILITY	11,164	11,124
TOTAL LIABILITIES	247,186	213,104

COMMITMENTS AND CONTINGENCIES (Note 13)
SHAREHOLDERS’ EQUITY
Common stock, $0.01 par value, 100,000,000 authorized, 24,163,124 and 24,713,126 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	242	247
Additional paid-in capital	122,120	141,973
Retained earnings	562,667	499,532
Accumulated other comprehensive income	9,283	10,457
TOTAL SHAREHOLDERS’ EQUITY	694,312	652,209
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$941,498	$865,313

See accompanying condensed notes to Consolidated Financial Statements

CERADYNE, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Unaudited)		(Unaudited)
NET SALES	$147,974	$91,766	$443,452	$302,219
COST OF GOODS SOLD	94,248	68,150	278,679	227,392
Gross profit	53,726	23,616	164,773	74,827
OPERATING EXPENSES
Selling, general and administrative	19,251	14,418	57,545	43,947
Acquisition related charge (credit)	702	31	2,124	(88)
Research and development	2,974	2,613	9,255	8,731
Restructuring - plant closure and severance	-	-	-	7
	22,927	17,062	68,924	52,597
INCOME FROM OPERATIONS	30,799	6,554	95,849	22,230

OTHER INCOME (EXPENSE):
Interest income	1,069	935	2,744	2,562
Interest expense	(1,721)	(1,518)	(4,838)	(4,713)
Gain (loss) on auction rate securities	-	-	-	(978)
Miscellaneous	1,081	(917)	1,671	493
	429	(1,500)	(423)	(2,636)
INCOME BEFORE PROVISION FOR INCOME TAXES	31,228	5,054	95,426	19,594
PROVISION FOR INCOME TAXES	10,819	517	32,291	3,504
NET INCOME	$20,409	$4,537	$63,135	$16,090
BASIC INCOME PER SHARE	$0.83	$0.18	$2.55	$0.64
DILUTED INCOME PER SHARE	$0.82	$0.18	$2.52	$0.63
WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	24,556	24,960	24,764	25,329
DILUTED	24,811	25,141	25,029	25,506

See accompanying condensed notes to Consolidated Financial Statements

CERADYNE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
	Nine Months Ended September 30,
	2011	2010
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$63,135	$16,090
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Depreciation and amortization	29,438	26,979
Amortization of bond premium	827	273
Non cash interest expense on convertible debt	2,742	2,550
Deferred income taxes	556	1,376
Stock compensation	3,150	2,994
Loss on marketable securities	87	978
Loss on equipment disposal	245	510
Change in operating assets and liabilities (net of effect of businesses acquired):
Accounts receivable, net	(15,813)	2,855
Other receivables	5,535	(5,534)
Inventories, net	(13,329)	15,132
Production tooling, net	(7,064)	506
Prepaid expenses and other assets	(4,945)	483
Accounts payable and accrued expenses	11,043	2,480
Income taxes payable	3,532	(106)
Other long term liability	3,353	(1,063)
Employee benefits	633	386
NET CASH PROVIDED BY OPERATING ACTIVITIES	83,125	66,889
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(23,833)	(30,665)
Changes in restricted cash	-	3,130
Purchases of marketable securities	(78,607)	(119,956)
Proceeds from sales and maturities of marketable securities	47,757	4,489
Cash paid for acquisitions	(27,673)	-
Proceeds from sale of equipment	1,440	465
NET CASH USED IN INVESTING ACTIVITIES:	(80,916)	(142,537)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock due to exercise of options	1,033	224
Excess tax benefit due to exercise of stock options	2,018	7
Shares repurchased	(25,775)	(14,837)
NET CASH (USED) IN FINANCING ACTIVITIES	(22,724)	(14,606)
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(1,380)	268
DECREASE IN CASH AND CASH EQUIVALENTS	(21,895)	(89,986)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	53,436	122,154
CASH AND CASH EQUIVALENTS, END OF PERIOD	$31,541	$32,168

See accompanying condensed notes to Consolidated Financial Statements

CERADYNE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(Unaudited)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

Share-based compensation expense for the three and nine months ended September 30, 2011 was $1.2 million and $3.1 million, respectively, which was related to restricted stock units only as the Company did not have any share-based compensation expense for stock options. This compared to $1.0 million and $3.0 million for the three and nine months ended September 30, 2010, respectively.

Share-based compensation expense is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Forfeitures are estimated at the time of grant in order to estimate the amount of share-based awards that will ultimately vest. The forfeiture rate is based on historical rates. Share-based compensation expense recognized in the Company’s Consolidated Statements of Income for the three and nine month periods ended September 30, 2011 includes (i) compensation expense for share-based payment awards granted prior to, but not yet vested as of January 1, 2006, based on the estimated grant-date fair value and (ii) compensation expense for the share-based payment awards granted subsequent to December 31, 2005, based on the estimated grant-date fair value. Since share-based compensation expense recognized in the Consolidated Statements of Income for the three and nine month periods ended September 30, 2011 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures.

The Company maintains the 1994 Stock Incentive Plan and 2003 Stock Incentive Plan.

The Company was authorized to grant options for up to 2,362,500 shares under its 1994 Stock Incentive Plan. The Company has granted options for 2,691,225 shares and has had cancellations of 397,811 shares through September 30, 2011. There are no remaining stock options available to grant under this plan. The options granted under this plan generally became exercisable over a five-year period for incentive stock options and six months for nonqualified stock options and have a maximum term of ten years.

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

The Company may grant options and Units for up to 1,875,000 shares under the 2003 Stock Incentive Plan. The Company has granted options for 475,125 shares and Units for 869,865 shares under this plan through September 30, 2011. There have been cancellations of 118,809 shares associated with this plan through September 30, 2011. The options under this plan have a life of ten years.

During the three and nine months ended September 30, 2011 and 2010, the Company issued Units to certain directors, officers and employees with weighted average grant date fair values and Units issued as indicated in the table below. The Company records compensation expense for the amount of the grant date fair value on a straight line basis over the vesting period.

Share-based compensation expense reduced the Company’s results of operations as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Share-based compensation expense recognized:
General and administrative, options	$-	$-	$-	$41
General and administrative, restricted stock units	1,120	1,019	3,150	2,960
Related deferred income tax benefit	(446)	(406)	(1,255)	(1,196)
Decrease in net income	$674	$613	$1,895	$1,805
Decrease in basic earnings per share	$0.03	$0.02	$0.08	$0.07
Decrease in diluted earnings per share	$0.03	$0.02	$0.08	$0.07

The amounts above include the impact of recognizing compensation expense related to non-qualified stock options.

As of September 30, 2011, all stock options were vested, consequently there was no unrecognized compensation cost related to them. The aggregate intrinsic value of stock options exercised was $4.3 million and $200,000 for the nine months ended September 30, 2011 and 2010, respectively.

As of September 30, 2011, there was approximately $9.8 million of total unrecognized compensation cost related to non-vested Units granted under the 2003 Stock Incentive Plan. That cost is expected to be recognized over a weighted average period of 3.0 years.

The following is a summary of stock option activity:

	Nine Months Ended September 30, 2011
	Number of Options	Weighted Average Exercise Price
Outstanding, December 31, 2010	428,000	$12.28
Options exercised	(160,100)	$6.45
Outstanding, September 30, 2011	267,900	$15.76
Exercisable, September 30, 2011	267,900	$15.76

The following is a summary of Unit activity:

	Nine Months Ended September 30, 2011
	Number of Units	Weighted Average Grant Date Fair Value
Non-vested Units at December 31, 2010	399,684	$28.40
Granted	109,834	$42.12
Forfeited	(7,234)	$28.74
Vested	(131,757)	$31.50
Non-vested Units at September 30, 2011	370,527	$31.36

The following table summarizes information regarding options outstanding and options exercisable at September 30, 2011:

	Outstanding and Exercisable
Range of Grant Prices	Number of Options	Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (000s)
$2.98 - $4.58	57,600	0.96	$3.44	$1,351
$16.90 - $18.80	118,700	2.09	$17.05	$1,168
$21.50 - $22.67	91,600	2.90	$21.85	$462
	267,900	2.12	$15.76	$2,981

The following table summarizes information regarding Units outstanding at September 30, 2011:

	Outstanding
Range of Grant Prices	Number of Units	Average Remaining Contractual Life (Years)	Weighted Average Grant Date Fair Value
$16.53 - $31.69	203,307	2.31	$21.46
$35.67 - $39.43	56,800	2.71	$37.43
$40.73 - $45.70	100,600	3.48	$44.79
$52.47 - $62.07	4,600	0.43	$55.90
$66.35 - $81.18	5,220	0.73	$70.42
	370,527	2.65	$31.36

3.	Net Income Per Share

Basic net income per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted net income per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding plus the effect of any dilutive stock options and Units using the treasury stock method and the net share settlement method for the convertible debt. During the three and nine months ended September 30, 2011 and 2010, the average trading price of the Company’s stock did not exceed the conversion price of the convertible debt, therefore there was no impact to the calculation of diluted shares.

The following is a summary of the number of shares entering into the computation of net income per common and potential common shares:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Weighted average number of shares outstanding	24,556,283	24,960,446	24,763,653	25,329,282
Dilutive stock options	205,001	180,768	218,643	176,377
Dilutive restricted stock units	50,105	-	46,986	-
Dilutive contingent convertible debt common shares	-	-	-	-
Number of shares used in fully diluted computations	24,811,389	25,141,214	25,029,282	25,505,659

The following are the number of shares not included in the fully diluted computation pertaining to restricted stock units as their impact would be anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Anti-dilutive restricted stock units	171,220	206,682	141,220	236,682

4.	Composition of Certain Financial Statement Captions

Inventories are valued at the lower of cost (first in, first out) or market. Inventory costs include the cost of material, labor and manufacturing overhead. The following is a summary of the inventory components as of September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011	December 31, 2010
Raw materials	$6,339	$9,459
Work-in-process	65,216	49,825
Finished goods	38,918	34,974
	$110,473	$94,258

Property, plant and equipment are recorded at cost and consist of the following (in thousands):

	September 30, 2011	December 31, 2010
Land	$18,865	$18,902
Buildings and improvements	117,600	97,076
Machinery and equipment	231,262	209,334
Leasehold improvements	8,428	8,401
Office equipment	37,299	32,269
Construction in progress	14,582	37,286
	428,036	403,268
Less accumulated depreciation and amortization	(181,210)	(159,587)
	$246,826	$243,681

The components of intangible assets are as follows (in thousands):

	September 30, 2011			December 31, 2010
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Amortizing Intangible Assets
Backlog	$1,826	$1,826	$-	$1,826	$1,826	$-
Developed technology	70,757	7,192	63,565	50,530	5,387	45,143
Tradename	4,110	659	3,451	1,110	571	539
Customer relationships	47,604	15,203	32,401	47,604	12,087	35,517
Non-compete agreement	1,100	725	375	500	500	-
Non-amortizing tradename	2,276	-	2,276	2,276	-	2,276
Total	$127,673	$25,605	$102,068	$103,846	$20,371	$83,475

The estimated useful lives for intangible assets are:

Identified Intangible Asset	Estimated Useful Life in Years or Months
Developed technology	10 years – 20 years
Tradename	10 years
Customer relationships	10 years – 12.5 years
Backlog	1 month – 3 months
Non-compete agreement	15 months

Amortization of definite-lived intangible assets will be approximately (in thousands): $5,011 for the balance of fiscal year 2011, $7,914 in fiscal year 2012, $9,777 in fiscal year 2013, $12,569 in fiscal year 2014 and $15,726 in fiscal year 2015.

The roll forward of the goodwill balance by segment during the nine months ended September 30, 2011 is as follows (in thousands):

	Advanced Ceramic Operations	Thermo	ESK	Boron	Total

Goodwill	$5,311	$10,331	$9,326	$22,083	$47,051
Accumulated impairment losses	-	-	-	(3,832)	(3,832)
Balance at December 31, 2010	5,311	10,331	9,326	18,251	43,219
Acquisition of VIOX Corporation	7,797	-	-	-	7,797
Translation and other	-	-	3	-	3
Goodwill	13,108	10,331	9,329	22,083	54,851
Accumulated impairment losses	-	-	-	(3,832)	(3,832)
Balance at September 30, 2011	$13,108	$10,331	$9,329	$18,251	$51,019

The Company is required to test annually whether the estimated fair value of its reporting units is sufficient to support the goodwill assigned to those reporting units; the Company performs the annual test in the fourth quarter. The Company is also required to test goodwill for impairment before the annual test if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount, such as a significant adverse change in the business climate. The Company determined that a test of goodwill for impairment was not required as of September 30, 2011.

5.	Stock Repurchases

During the nine months ended September 30, 2011, the Company repurchased and retired 842,934 shares of its common stock at an aggregate cost of $25.8 million under a stock repurchase program authorized in 2008 by the Company’s Board of Directors. From the inception of this stock purchase program, the Company has repurchased and retired 3,842,305 shares of its common stock at an aggregate cost of $100.0 million. On August 30, 2011, the Company’s Board of Directors authorized another stock repurchase program of up to $100.0 million of the Company’s common stock. There is no time limit for completion of this repurchase program and it may be suspended or terminated at any time.

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

For recognition purposes, on a recurring basis, the Company measures available for sale short-term and long-term investments at fair value. Short-term investments had an aggregate fair value of $227.5 million at September 30, 2011 and $192.9 million at December 31, 2010. The fair value of these investments is determined using quoted prices in active markets. Long-term investments at September 30, 2011 and December 31, 2010 were comprised as follows:

	September 30, 2011	December 31, 2010
Auction rate securities	$14,954	$15,789
Corporate bonds	1,043	10,398
	$15,997	$26,187

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

There were no losses from other than temporary reductions in the fair value of investments in auction rate securities during the three months ended September 30, 2011 and 2010. The Company recognized a pre-tax decrease of $0.9 million in other comprehensive income during the three months ended September 30, 2011 and a pre-tax decrease of $61,000 in other comprehensive income during the three months ended September 30, 2010, due to temporary changes in the fair value of its investments in auction rate securities.

There were no losses from other than temporary reductions in the fair value of investments in auction rate securities during the nine months ended September 30, 2011. During the nine months ended September 30, 2010, the Company recognized a net pre-tax loss of $1.0 million from auction rate securities. Included in the net pre-tax loss of $1.0 million from auction rate securities is a $2.1 million charge for other than temporary impairment losses, partially offset by a realized gain of $1.1 million as a result of proceeds of $3.5 million from the sales of auction rate securities in excess of the cost basis of $2.4 million. The Company recognized a net pre-tax decrease of $0.8 million in other comprehensive income during the nine months ended September 30, 2011 and a pre-tax increase of $107,000 which increased other comprehensive income during the nine months ended September 30, 2010, due to temporary changes in the fair value of its investments in auction rate securities.

Cumulatively to date, the Company has incurred $9.2 million in pre-tax charges due to other-than-temporary reductions in the value of its investments in auction rate securities, realized losses of $4.9 million from sales of auction rate securities and pre-tax temporary impairment charges of $3.1 million reflected in other comprehensive income. The Company’s investments in auction rate securities represent interests in insurance securitizations collateralized by pools of residential and commercial mortgages, asset backed securities and other structured credits relating to the credit risk of various bond guarantors that mature at various dates from June 2021 through July 2052. These auction rate securities were intended to provide liquidity via an auction process which is scheduled every 28 days, that resets the applicable interest rate, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. Interest rates are capped at a floating rate of one month LIBOR plus additional spread ranging from 1.25% to 4.00% depending on prevailing rating. During the second half of the year 2007, through 2008, 2009, 2010 and through September 30, 2011, the auctions for these securities failed. As a result of current negative conditions in the global credit markets, auctions for the Company’s investment in these securities have recently failed to settle on their respective settlement dates. Consequently, the investments are not currently liquid through the normal auction process and may be liquidated if a buyer is found outside the auction process. Although the auctions have failed, the Company continues to receive underlying cash flows in the form of interest income from the investments in auction rate securities. As of September 30, 2011, the fair value of the Company’s investments in auction rate securities was below cost by approximately $12.3 million. The fair value of the auction rate securities has been below cost for more than one year.

 Beginning in the third quarter of 2008 and at September 30, 2011, the Company determined that the market for its investments in auction rate securities and for similar securities continued to be inactive since there were few observable or recent transactions for these securities or similar securities. The Company’s investments in auction rate securities were classified within Level 3 of the fair value hierarchy because the Company determined that significant adjustments using unobservable inputs were required to determine fair value as of September 30, 2011 and December 31, 2010.

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

The Company determined that the appropriate risk-free discount rate (before risk adjustments) used to discount the contractual cash flows of its auction rate securities ranged from 0.1% to 3.1%, based on the term structure of the auction rate security. Liquidity risk premiums are used to adjust the risk-free discount rate for each auction rate security to reflect uncertainty and observed volatility of the current market environment. This risk of nonperformance has been captured within the probability of default and loss severity assumptions noted above. The risk-adjusted discount rate, which incorporates liquidity risk, appropriately reflects the Company’s estimate of the assumptions that market participants would use (including probability weighted inputs noted above) to estimate the selling price of the asset at the measurement date.

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

Assets (liabilities) measured at fair value on a recurring basis include the following as of September 30, 2011 and December 31, 2010 (in thousands):

	Three Months Ended September 30, 2011 Using
(In thousands)	Quoted Prices in Active Markets (Level 1)	Quoted Prices in Active Markets (Level 2)	Quoted Prices in Active Markets (Level 3)	Total Carrying Value at September 30, 2011
Cash and cash equivalents	$31,541	$-	$-	$31,541
Short term investments:
Investment funds – debt securities	215,447	-	-	215,447
Corporate bonds	12,030	-	-	12,030
Total short term investments	227,477	-	-	227,477
Long term investments:
Auction rate securities	-	-	14,954	14,954
Corporate bonds	1,043	-	-	1,043
Total long term investments	1,043	-	14,954	15,997
Other long-term financial asset	839	-	-	839
Derivative financial instrument (included accrued expenses in the balance sheet)	(1,481)	-	-	(1,481)

	Three Months Ended December 31, 2010 Using
(In thousands)	Quoted Prices in Active Markets (Level 1)	Quoted Prices in Active Markets (Level 2)	Quoted Prices in Active Markets (Level 3)	Total Carrying Value at December 31, 2010
Cash and cash equivalents	$53,436	$-	$-	$53,436
Short term investments:
Investment funds – debt securities	171,462	-	-	171,462
Corporate bonds	21,398	-	-	21,398
Total short term investments	192,860	-	-	192,860
Long term investments:
Auction rate securities	-	-	15,789	15,789
Corporate bonds	10,398	-	-	10,398
Total long term investments	10,398	-	15,789	26,187
Other long-term financial asset	1,335	-	-	1,335
Derivative financial instrument (included accrued expenses in the balance sheet)	49	-	-	49

Activity in long term investments (Level 3) was as follows (in thousands):
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Balance at beginning of period	$15,848	$15,746	$15,789	$20,019
Proceeds from sales of auction rate securities	-	-	-	(3,463)
Realized gain included in net earnings	-	-	-	1,052
Unrealized gain (loss) included in net earnings	-	-	-	(2,030)
Unrealized gain (loss) included in other comprehensive income	(894)	(61)	(835)	107
Balance at end of period	$14,954	$15,685	$14,954	$15,685

The Company recorded a liability for contingent consideration as part of the purchase price for the acquisition of VIOX Corporation at the estimated fair value of $11.5 million as of January 3, 2011. The contingent consideration arrangement requires the Company to pay the former owners of VIOX Corporation an earnout agreed upon amount, depending on the achievement of certain revenue and operating profit performance goals, with the earnout period ending 30 months after the acquisition date. The fair value of the contingent consideration arrangement was estimated based on expected revenue and operating profit during the earnout period and the discounted future cash payments that result from the calculation of the earnout as specified in the purchase agreement. The fair value of the earnout is based on significant inputs that are unobservable in the market, which is a Level 3 input. Key assumptions include a discount rate of 20 percent and estimated revenues and operating profit during the earnout period. The Company performs a quarterly revaluation of contingent consideration and records the change as a component of operating income. During the three months and nine months ended September 30, 2011, the change in the fair value of this contingent consideration liability was $0.6 million and $1.7 million, respectively, based on an estimated fair value of $13.2 million as of September 30, 2011. See Note 15 for additional information regarding this acquisition.

For disclosure purposes, the Company is required to measure the fair value of outstanding debt on a recurring basis. The fair value of outstanding debt is determined using quoted prices in active markets. The fair value of long-term debt, based on quoted market prices, was $94.0 million at September 30, 2011 and $93.1 million at December 31, 2010.

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

In September 2011, the FASB issued Accounting Standards Update No. 2011-09, “Compensation — Retirement Benefits — Multiemployer Plans (Subtopic 715-80),” (“ASU 2011-09”). ASU 2011-09 requires that employers provide additional separate disclosures for multiemployer pension plans and multiemployer other postretirement benefit plans. The additional quantitative and qualitative disclosures will provide users with more detailed information about an employer’s involvement in multiemployer pension plans. The Company anticipates that the adoption of this standard will expand its footnote disclosures in the consolidated financial statements and will not have a material impact on its consolidated financial statements for the year ending December 31, 2011.

In September 2011, the FASB issued Accounting Standards Update No. 2011-08, “Intangibles — Goodwill and Other (Topic 350),” (“ASU 2011-08”). ASU 2011-08 allows entities to first assess qualitatively whether it is necessary to perform the two-step goodwill impairment test. If an entity believes, as a result of its qualitative assessment, that it is more likely than not that the fair value of a reporting period is less than its carrying amount, the quantitative two-step goodwill impairment test is required. An entity has the unconditional option to bypass the qualitative assessment and proceed directly to performing the first step of the goodwill impairment test. This guidance is effective in the first quarter of 2012. The Company anticipates that the adoption of this standard will not have a material impact on its consolidated financial statements and footnote disclosures. The Company does not intend to make an early adoption of this standard.

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

As of September 30, 2011 and December 31, 2010, long-term debt and the equity component (recorded in additional paid in capital, net of income tax benefit), determined in accordance with the accounting guidance for convertible debt, comprised the following (in thousands):

	September 30, 2011	December 31, 2010
Long-term debt
Principal amount	$93,100	$93,100
Unamortized discount	(4,759)	(7,501)
Net carrying amount	$88,341	$85,599
Equity component, net of income tax benefit	$16,399	$16,399

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

Interest expense on the Notes for the three and nine months ended September 30, 2011 and 2010 included the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Contractual interest coupon	$673	$673	$2,003	$2,003
Non-cash amortization of discount on the liability component	947	881	2,742	2,550
Non-cash amortization of debt issuance costs	96	92	283	272
	$1,716	$1,646	$5,028	$4,825

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

The Company is obligated to pay contingent interest to the holders of the Notes during any six-month period from June 15 to December 14 and from December 15 to June 14, commencing with the six-month period beginning December 20, 2010 and ending on June 14, 2011, if the average trading price of the note for the five trading day period ending on the third trading day immediately preceding the first day of the relevant contingent interest period equals $1,200 (120% of the principal amount of a note) or more. The criteria for paying contingent interest was not achieved during this period. The amount of contingent interest payable per note for any relevant contingent interest period shall equal 0.25% per annum of the average trading price of a note for the five trading day period ending on the third trading day immediately preceding the first day of the relevant contingent interest period. This contingent interest payment feature represents an embedded derivative. However, based on the de minimus value associated with this feature, no value has been assigned at issuance or at September 30, 2011.

On or prior to the maturity date of the Notes, upon the occurrence of a fundamental change, under certain circumstances, the Company will provide for a make whole amount by increasing, for the time period described herein, the conversion rate by a number of additional shares for any conversion of the Notes in connection with such fundamental change transactions. The amount of additional shares will be determined based on the price paid per share of Ceradyne’s common stock in the transaction constituting a fundamental change and the effective date of such transaction. This make whole premium feature represents an embedded derivative. Since this feature has no measurable impact on the fair value of the Notes and no separate trading market exists for this derivative, the value of the embedded derivative was determined to be de minimus. Accordingly, no value has been assigned at issuance or at September 30, 2011.

The Company utilizes a convertible bond pricing model and a probability weighted valuation model, as applicable, to determine the fair values of the embedded derivatives noted above.

In December 2005, the Company established an unsecured $10.0 million line of credit which will expire on May 1, 2014. As of September 30, 2011, there were no outstanding amounts on the line of credit. However, the available line of credit at September 30, 2011 has been reduced by outstanding letters of credit in the aggregate amount of $4.9 million. The interest rate on the credit line was 1.2% as of September 30, 2011 which was based on the LIBOR rate for a period of one month, plus a fixed margin of 1.0%.

Pursuant to the bank line of credit, the Company is subject to certain covenants, which include, among other things, the maintenance of specified minimum amounts of net income and liquidity. The Company was in compliance with all covenants at September 30, 2011.

During the nine months ended September 30, 2011, the Company capitalized interest of approximately $198,000 in connection with the construction of its new manufacturing plant in Tianjin, China. During the nine months ended September 30, 2010, the Company capitalized interest of approximately $205,000 in connection with the construction of its new manufacturing plant in Tianjin, China.

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

The financial information for all segments is presented below (in thousands):
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue from External Customers
Advanced Ceramic Operations	$74,041	$28,277	$217,308	$123,740
ESK Ceramics	39,904	32,134	125,907	94,843
Thermo Materials	24,229	26,458	84,635	69,818
Boron	13,356	9,194	32,716	23,153
Inter-segment elimination	(3,556)	(4,297)	(17,114)	(9,335)
Total	$147,974	$91,766	$443,452	$302,219

Depreciation and Amortization
Advanced Ceramic Operations	$2,364	$2,069	$7,749	$6,898
ESK Ceramics	3,249	3,158	9,665	9,417
Thermo Materials	2,078	1,522	5,853	4,559
Boron	2,071	1,991	6,171	6,105
Total	$9,762	$8,740	$29,438	$26,979

Segment Income (Loss) from Operations and Income Before Provision for Income Taxes
Advanced Ceramic Operations	$14,622	$(9,311)	$45,677	$(10,241)
ESK Ceramics	6,973	6,351	23,979	13,704
Thermo Materials	5,966	8,938	22,886	21,925
Boron	2,106	1,040	2,832	(2,467)
Inter-segment elimination	1,132	(464)	475	(691)
Income from Operations	30,799	6,554	95,849	22,230
Other Income (Expense)	429	(1,500)	(423)	(2,636)
Income before Provision for Income Taxes	$31,228	$5,054	$95,426	$19,594

Segment Assets
Advanced Ceramic Operations	$462,544	$400,008	$462,544	$400,008
ESK Ceramics	178,058	185,682	178,058	185,682
Thermo Materials	173,245	135,995	173,245	135,995
Boron	127,651	128,130	127,651	128,130
Total	$941,498	$849,815	$941,498	$849,815

Expenditures for Property, Plant & Equipment
Advanced Ceramic Operations	$1,495	$1,885	$4,971	$5,478
ESK Ceramics	1,722	429	3,704	1,416
Thermo Materials	1,687	8,708	11,353	21,374
Boron	1,831	330	3,805	2,397
Total	$6,735	$11,352	$23,833	$30,665

Percentage of U.S. net sales from external customers
Advanced Ceramic Operations	43%	28%	41%	37%
ESK Ceramics	4%	4%	6%	5%
Thermo Materials	1%	8%	4%	5%
Boron	6%	6%	4%	4%
Total percentage of U.S. net sales from external customers	54%	46%	55%	51%

Percentage of foreign net sales from external customers
Advanced Ceramic Operations	7%	2%	6%	4%
ESK Ceramics	22%	28%	22%	25%
Thermo Materials	14%	20%	15%	18%
Boron	3%	4%	2%	2%
Total percentage of foreign net sales from external customers	46%	54%	45%	49%

Percentage of total net sales from external customers
Advanced Ceramic Operations	50%	30%	47%	41%
ESK Ceramics	26%	32%	28%	30%
Thermo Materials	15%	28%	19%	23%
Boron	9%	10%	6%	6%
Total percentage of total net sales from external customers	100%	100%	100%	100%

The following is revenue by product line for the Advanced Ceramic Operations segment (in thousands):
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Armor	$52,917	$15,332	$159,293	$88,477
Automotive	2,563	3,036	7,712	7,794
Energy	6,644	-	19,769	2,117
Commercial (Orthodontics)	1,974	2,086	5,764	6,289
Industrial	9,943	7,823	24,770	19,063
	$74,041	$28,277	$217,308	$123,740

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

Components of net periodic benefit costs under these defined benefit plans were as follows (in thousands):
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Service cost	$198	$188	$591	$571
Interest cost	339	306	1,014	924
Expected return on plan assets	(139)	(132)	(417)	(396)
Amortization of unrecognized (gain) loss	(11)	(4)	(33)	(12)
Net periodic benefit cost	$387	$358	$1,155	$1,087

11.	Financial Instruments

The Company occasionally enters into foreign exchange forward contracts to reduce earnings and cash flow volatility associated with foreign exchange rate changes to allow management to focus its attention on its core business operations. Accordingly, the Company enters into contracts which change in value as foreign exchange rates change to economically offset the effect of changes in value of foreign currency assets and liabilities, commitments and anticipated foreign currency denominated sales and operating expenses. The Company enters into foreign exchange forward contracts in amounts between minimum and maximum anticipated foreign exchange exposures, generally for periods not to exceed one year. These derivative instruments are not designated as accounting hedges. The Company had outstanding foreign exchange forward contracts with a notional value of 43.0 million Euros at September 30, 2011.

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

Components of the required reserve at September 30, 2011 and December 31, 2010 are as follows (in thousands):
	September 30, 2011	December 31, 2010
Federal, state and foreign unrecognized tax benefits (“UTBs”)	$1,737	$806
Interest	243	144
Federal/State Benefit of Interest	(97)	(59)
Total reserve for UTBs	$1,883	$891

It is anticipated that any change in the above UTBs will impact the effective tax rate. At September 30, 2011, the 2009 and 2010 years are open and subject to potential examination in one or more jurisdictions. The Company does not anticipate any significant release of UTBs within the next twelve months.

Effective January 1, 2008, the Company was granted an income tax holiday for our manufacturing facility in China. The tax holiday allows for tax-free operations through December 31, 2009, followed by operations at a reduced income tax rate of 12.5% on the profits generated in 2010 through 2012, with a return to the full statutory rate of 25% for periods thereafter. As a result of the tax holiday in China, income tax expense for the three months ended September 30, 2011 and 2010 was reduced by $393,000 and $0.7 million, respectively, and income tax expense for the nine months ended September 30, 2011 and 2010 was reduced by $1.7 million and $1.7 million, respectively.

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

The Company leases certain of its manufacturing facilities under noncancelable operating leases expiring at various dates through 2015. The Company incurred rental expense under these leases of $2.8 million and $2.4 million for the nine months ended September 30, 2011 and 2010, respectively. The approximate minimum rental commitments required under existing noncancelable leases as of September 30, 2011 are as follows (in thousands):

2011	$934
2012	3,051
2013	2,066
2014	925
2015	434
Thereafter	364
$7,774

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

Comprehensive income was (in thousands):
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income	$20,409	$4,537	$63,135	$16,090
Foreign currency translation	(14,613)	18,700	2,006	(7,074)
Unrealized gain (loss) on investments	(3,186)	344	(3,180)	306
Comprehensive income	$2,610	$23,581	$61,961	$9,322

15.	Acquisition of VIOX Corporation

On January 3, 2011, the Company acquired 100% of Seattle, Washington based specialty glass company, VIOX Corporation (“VIOX”). The purchase price consists of $26.0 million in cash paid at closing, plus a post-closing adjustment of $1.7 million that was paid in March 2011. In addition, the Company is obligated to pay contingent consideration of up to a maximum of $22.0 million, based on VIOX achieving certain sales diversification and earnings targets during the 30-month period following the closing. As of the acquisition date, the estimated value of the contingent consideration was $11.5 million which was accrued as additional purchase consideration. VIOX is a 40-year-old corporation that develops, manufactures and markets specialty glass compositions for a wide range of electronic, industrial and health care markets. The Company will record the purchase of VIOX using the acquisition method of accounting and will recognize the assets acquired and liabilities assumed at their fair values as of the date of the acquisition. The results of operations of VIOX will be included in the Company's consolidated results of operations beginning with the date of the acquisition. The Company has made an election to treat the acquisition as an asset purchase for income tax purposes under Internal Revenue Code Section 338 (“Section 338 Election”). As a result of the Section 338 Election, the Company accrued an additional liability of $0.8 million which is payable to the former stockholders of VIOX.

This transaction has been accounted for under the acquisition method of accounting. Under this method, assets acquired and liabilities assumed are recorded at the date of acquisition at their respective fair values.

The total purchase price of the VIOX acquisition on January 3, 2011 was as follows (in thousands):
Cash consideration paid	$27,673
Accrued contingent purchase consideration	11,521
Section 338 Election liability to former VIOX stockholders	775
Total purchase price	$39,969

The above purchase price has been allocated based on the fair values of assets acquired and liabilities assumed as follows (in thousands):
Accounts receivable, net	$2,385
Inventories	2,702
Other current assets	706
Property, plant and equipment	3,490
Intangible assets	23,600
Goodwill	7,797
Other noncurrent assets	1,269
Accounts payable and other liabilities	(1,980)
$39,969

The purchase price allocation is based on a fair market valuation of acquired intangible assets, inventory and property, plant and equipment. Of the $23.6 million of acquired intangible assets, $20.0 million was assigned to technology-based intangible assets that have a useful life of approximately 20 years, non-amortizable trade name of $3.0 million and $0.6 million was assigned to non-compete agreements with a useful life of three years. The amounts assigned to intangible assets were based on management’s estimate of the fair value. The technology-based intangible assets comprise trade secrets used in manufacturing process and related customer relationships which have been valued together as complementary assets with similar useful lives due to the long-term nature of the manufacturing processes inherent in the trade secrets, VIOX’ historical pattern of customer retention and VIOX’ ability to attract new customers with its manufacturing processes. The technology-based intangible assets are both transferable and separable from the acquired assets.

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

The goodwill resulting from the VIOX acquisition is included with the Advanced Ceramic Operations segment and resulted primarily from intellectual property and other intangibles acquired that do not qualify for separate recognition. Goodwill will not be amortized but is subject to an ongoing assessment for impairment. For tax purposes, the goodwill will not  be tax deductible.

As of January 3, 2011, the date of acquisition, the Company began to include the financial results of VIOX Corporation in the Advanced Ceramic Operations segment. VIOX sales amounted to $6.6 million for the three months ended September 30, 2011 and $18.4 million during the nine months ended September 30, 2011.

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

•	nuclear chemistry products for use in pressurized water reactors and boiling water reactors;

•	boron dopant chemicals for semiconductor silicon manufacturing and for ion implanting of silicon wafers;

•	ceramic bearings and bushings for oil drilling and fluid handling pumps;

•	ceramic micro-reactors used to process chemicals;

•	PetroCeram® ceramic sand screens for oil and gas recovery; and

•	enhanced combat helmets for soldiers.

Our customers include the U.S. government, prime government contractors, companies engaged in solar energy, oil and natural gas exploration and nuclear energy, and large industrial, automotive, diesel and commercial manufacturers in both domestic and international markets.

The tables below show, for each of our four operating segments, revenues and income (loss) from operations in the periods indicated.

  Segment revenues (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	Change	2011	2010	Change
Advanced Ceramic Operations	$74.0	$28.3	161.8%	$217.4	$123.7	75.6%
ESK Ceramics	39.9	32.1	24.2%	125.9	94.8	32.8%
Thermo Materials	24.2	26.5	(8.4%)	84.6	69.8	21.2%
Boron	13.4	9.2	45.3%	32.7	23.2	41.3%
Inter-segment elimination	(3.5)	(4.3)	(17.2%)	(17.1)	(9.3)	83.3%
Total	$148.0	$91.8	61.3%	$443.5	$302.2	46.7%

Segment operating income (loss) (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	Change	2011	2010	Change
Advanced Ceramic Operations	$14.6	$(9.3)	n/m *	$45.7	$(10.2)	n/m
ESK Ceramics	7.0	6.4	9.8%	24.0	13.7	75.0%
Thermo Materials	6.0	8.9	(33.3%)	22.9	21.9	4.4%
Boron	2.1	1.0	102.5%	2.8	(2.5)	n/m
Inter-segment elimination	1.1	(0.4)	n/m	0.4	(0.7)	n/m
Total	$30.8	$6.6	369.9%	$95.8	$22.2	331.2%
* Not meaningful

We categorize our products into five market applications. The tables below show our sales by market application and the percentage contribution to our total sales of each market application in the different time periods.

Sales by Market Application (in millions):
	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	Change	2011	2010	Change
Defense	$59.1	$18.7	216.8%	$179.9	$98.2	83.2%
Industrial	42.5	31.3	35.4%	126.8	96.8	30.9%
Energy	33.2	29.7	11.8%	98.2	71.6	37.3%
Automotive/Diesel	10.2	9.5	8.3%	30.2	27.1	11.3%
Commercial	3.0	2.6	13.6%	8.4	8.5	(1.4%)
Total	$148.0	$91.8	61.3%	$443.5	$302.2	46.7%

Percentage Contribution:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Defense	40.0%	20.4%	40.5%	32.5%
Industrial	28.7	34.2	28.6	32.0
Energy	22.4	32.3	22.2	23.7
Automotive/Diesel	6.9	10.3	6.8	9.0
Commercial	2.0	2.8	1.9	2.8
Total	100.0%	100.0%	100.0%	100.0%

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

In March 2011, we announced the receipt of a delivery order for approximately $56.6 million for ESAPI ceramic body armor plates and the receipt of a delivery order for approximately $36.0 million for XSAPI ceramic body armor plates. In July 2011, we announced the receipt of a delivery order for approximately $36.2 million for ESAPI ceramic body armor plates. All three of these delivery orders were issued under the October 2008 ID/IQ contract. Through September 30, 2011, we have received delivery orders under the October 2008 ID/IQ contract totaling $278.4 million. Of this amount, we have shipped $223.9 million of body armor through September 30, 2011; we expect to ship an additional $43.1 million during 2011, and we expect to ship the balance of approximately $11.3 million in 2012. With less than three years remaining under this ID/IQ contract and the wars in Iraq and Afghanistan winding down, we expect that the total amount of body armor that we ultimately ship under this contract will be substantially less than the maximum amount.

In September 2011, we were awarded a three-year ID/IQ contract for ESAPI ceramic armor plates from Defense Logistics Agency Troop Support group. This purchasing group services the United States Army, Navy, Air Force and Marine Corps. This award was in response to our bid to the Defense Supply Center Philadelphia (DSCP) in response to their requirement for a three-year sustainment order for the replacement of body armor inserts. Simultaneously with the receipt of this award, we received an initial delivery order for $127.3 million for ESAPI ceramic body armor plates with the initial delivery in the first quarter of 2012, continuing through the remainder of 2012 with estimated completion by March 31, 2013. This ID/IQ contract includes options for additional deliveries of up to $127.3 million in each of the second and third years.

In October 2011, we announced the receipt of a delivery order for approximately $6.9 million for ceramic body armor plates from the United States Special Operations Command. We expect to ship this order during 2012 and complete the delivery of it during the third quarter of 2012.

For 2012 and for the next several years, we expect that our sales of body armor will continue, but generally at more moderate levels than in the past. We will continue to bid on Foreign Military Sales (FMS) for the first generation of SAPI body armor through our existing ID/IQ contract with Aberdeen Proving Grounds.

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

New orders for the three and nine months ended September 30, 2011 were $272.0 million and $612.5 million, respectively, compared to $110.8 million and $304.0 million, respectively, for the same periods last year. Orders for ceramic body armor for the three and nine months ended September 30, 2011 were approximately $174.7 million and $282.8 million, respectively, compared to $18.9 million and $32.0 million, respectively, for the same periods last year.

Our order backlog was $354.9 million as of September 30, 2011 and $136.3 million as of September 30, 2010. The backlog for ceramic body armor represented approximately $208.7 million, or 58.8%, of the total backlog as of September 30, 2011 and $26.1 million, or 19.2%, of the total backlog as of September 30, 2010. We expect that substantially all of our order backlog as of September 30, 2011 will be shipped during the next 12 months.

For the next several quarters, demand for ceramic body armor is likely to be the most significant factor affecting our sales. We expect sales of body armor will be slightly lower in 2012 than in 2011.

Results of Operations for the Three and Nine Months Ended September 30, 2011 and 2010

Net Sales

Our total net sales for the three and nine months ended September 30, 2011 and 2010 were as follows (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net Sales	$148.0	$91.8	$443.5	$302.2
Increase (decrease) in net sales	$56.2	$(16.2)	$141.3	$(0.8)
Percentage change in net sales	61.3%	(15.0%)	46.7%	(0.3%)

Sales continued their strong rebound in the nine months ended September 30, 2011, especially in our products for defense, industrial and energy applications, although sales and orders of ceramic crucibles to the solar industry slowed in the later part of the second quarter of 2011 and continued that trend during the third quarter of 2011. The principal factors contributing to this growth included renewed purchasing of ceramic body armor by the U.S. military, continued growth in sales of our ESK Ceramics operating segment, the sales contribution from VIOX Corporation which we began to consolidate and report the results of their operations with ours as of January 3, 2011, and the continued rebound of the economy in general.

Advanced Ceramic Operations Segment

Our Advanced Ceramic Operations segment had net sales for the three and nine months ended September 30, 2011 and 2010 as follows (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net Sales	$74.0	$28.3	$217.3	$123.7
Increase (decrease) in net sales	$45.7	$(34.1)	$93.6	$(51.6)
Percentage change in net sales	161.8%	(54.7%)	75.6%	(29.4%)

Contributing to the increase of $45.7 million in sales during the three months ended September 30, 2011 were higher shipments of ceramic body armor that totaled $50.2 million, an increase of $43.0 million, or 601.2%, from $7.2 million in the same period last year. For the nine months ended September 30, 2011, shipments of ceramic body armor amounted to $152.2 million, an increase of $95.8 million, or 170.1%, from $56.4 million in the same period last year. The primary reasons for the increase in shipments of ceramic body armor were an increase in demand for shipments of ESAPI armor plates. This increase in body armor sales during the three and nine month periods ended September 30, 2011 was partially offset by a decrease in sales of vehicle armor. We shipped $0.7 million of vehicle armor for the three months ended September 30, 2011, a decrease of $3.8 million, or 85.4%, from $4.5 million for the same period last year and $2.0 million of vehicle armor for the nine months ended September 30, 2011, a decrease of $20.0 million, or 90.8%, from $22.0 million for the nine months ended September 30, 2010. The decline was caused by a lack of orders of armor for the MRAP All Terrain Vehicle (M-ATV) and the High Mobility Multipurpose Wheeled Vehicle (HMMWV or Humvee) during the nine months ended September 30, 2011 compared to the same period last year.

As of January 3, 2011, the date of acquisition, we began to include the financial results of VIOX Corporation in the Advanced Ceramic Operations segment. VIOX sales amounted to $6.6 million for the three months ended September 30, 2011 and $18.4 million during the nine months ended September 30, 2011.

ESK Ceramics Segment

Our ESK Ceramics segment had net sales for the three and nine months ended September 30, 2011 and 2010 as follows (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net Sales	$39.9	$32.1	$125.9	$94.8
Increase (decrease) in net sales	$7.8	$4.1	$31.1	$19.2
Percentage change in net sales	24.2%	14.9%	32.8%	25.4%

On a constant currency basis, sales for the three months ended September 30, 2011 were $37.2 million, an increase of $5.0 million, or 15.7%, from the corresponding quarter of the prior year. Sales of industrial products for the three months ended September 30, 2011 were $22.5 million, an increase of $2.8 million, or 14.0%,  from $19.7 million in the corresponding quarter of the prior year. This increase was the result of a higher demand for fluid handling products, an increase in shipments of industrial parts for the metallurgy industry and an increase in shipments of industrial wear parts. Sales of defense products for the three months ended September 30, 2011 were $6.2 million, an increase of $2.6 million, or 71.2%, from $3.6 million in the corresponding quarter of the prior year. Included in sales of defense products for the three months ended September 30, 2011 were inter-segment sales of $2.9 million compared to $3.0 million in the prior year. Sales of automotive/diesel products for the three months ended September 30, 2011 were $7.7 million, an increase of $1.3 million, or 19.6%, from $6.4 million in the corresponding quarter of the prior year. Increased demand from automotive original equipment manufacturers accounted for the increase in sales.

On a constant currency basis, sales for the nine months ended September 30, 2011 were $119.4 million, an increase of $24.5 million, or 25.8%, from the corresponding prior year period. Sales of industrial products for the nine months ended September 30, 2011 were $71.1 million, an increase of $11.8 million, or 19.8%, from $59.3 million in the corresponding prior year period. This increase was the result of a higher demand for fluid handling products, an increase in shipments of industrial parts for the packaging industry and an increase in shipments of composite coatings. Sales of defense products for the nine months ended September 30, 2011 were $21.5 million, an increase of $12.6 million, or 141.9%, from $8.9 million in the corresponding prior year period. Included in sales of defense products for the nine months ended September 30, 2011 were inter-segment sales of $14.5 million compared to $7.9 million in the prior year period. The increase of $6.6 million in inter-segment sales was due to an increase in demand for boron carbide powder used in body armor plates manufactured by our Advanced Ceramic Operations division. Sales of automotive/diesel products for the nine months ended September 30, 2011 were $22.5 million, an increase of $3.1 million, or 16.2%, from $19.4 million in the corresponding prior year period. Increased demand from automotive original equipment manufacturers accounted for the increase in sales.

Thermo Materials Segment

Our Thermo Materials segment had net sales for the three and nine months ended September 30, 2011 and 2010 as follows (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net Sales	$24.2	$26.5	$84.6	$69.8
Increase (decrease) in net sales	$(2.3)	$10.9	$14.8	$21.8
Percentage change in net sales	(8.4%)	69.5%	21.2%	45.5%

During the three months ended September 30, 2011, the decrease in sales at our Thermo Materials segment was due to lower shipments of crucibles to the solar energy market and lower shipments of ceramic missile radomes to the defense industry. Sales of crucibles used in the manufacture of photovoltaic cells for the three months ended September 30, 2011 were $15.3 million, a decrease of $1.2 million, or 7.5%, from $16.5 million in the corresponding period a year ago. The decrease was due to a pronounced slowdown of demand in the solar energy market due to a reduction of government subsidies for the installation of solar panels. Sales to the defense industry for the three months ended September 30, 2011 were $2.6 million, a decrease of $2.5 million, or 48.7%, from $5.1 million when compared to the corresponding prior year period.

Sales of crucibles used in the manufacture of photovoltaic cells for the nine months ended September 30, 2011 were $57.6 million, an increase of $15.5 million, or 37.0%, from $42.1 million in the corresponding period a year ago. Sales to the defense industry for the nine months ended September 30, 2011 were $7.8 million, a decrease of $5.1 million, or 39.4%, from $12.9 million when compared to the corresponding prior year period.

Boron Segment

Our Boron segment had net sales for the three and nine months ended September 30, 2011 and 2010 as follows (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net Sales	$13.4	$9.2	$32.7	$23.2
Increase (decrease) in net sales	$4.2	$3.2	$9.5	$3.3
Percentage change in net sales	45.3%	52.0%	41.3%	16.8%

Our Boron business segment comprises the business units Ceradyne Boron Products, SemEquip, Inc. and Ceradyne Canada. A major contribution to the increase in sales of this segment during the three months ended September 30, 2011, was from Ceradyne Canada. Sales from our Ceradyne Canada business unit for the three months ended September 30, 2011were $5.4 million, an increase of $3.5 million, or 181.7%, from $1.9 million in the prior year period. For the nine months ended September 30, 2011, sales of this unit were $7.4 million, an increase of $4.1 million, or 125.9%, from $3.3 million compared to the corresponding prior year period. This increase for both periods was the result of higher shipments to the nuclear industry from our Boral product line. For the nine months ended September 30, 2011, our sales from Ceradyne Boron Products business unit were $22.6 million, an increase of $3.4 million, or 17.6%, from $19.2 million in the prior year period. The increase in the sales for this business unit during the nine month period ended September 30, 2011was the result of higher shipments to the nuclear industry.

Gross Profit

Our total gross profit for the three and nine months ended September 30, 2011 and 2010 were as follows (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Gross profit	$53.7	$23.6	$164.8	$74.8
Increase (decrease) in gross profit	$30.1	$(5.0)	$90.0	$(0.4)
Gross profit percentage	36.3%	25.7%	37.2%	24.8%

Several factors caused the increase in gross profit during both the three and nine month periods ended September 30, 2011. These factors include substantially higher sales of body armor resulting in improved operating leverage and increased absorption of manufacturing overhead expenses, selected price increases in industrial product lines and an improved sales mix. Our body armor product line was responsible for $24.4 million, or 81.2% of the total increase in gross profit during the three months ended September 30, 2011, and $59.8 million, or 66.5% of the total increase in gross profit for the nine month period ended September 30, 2011.

Advanced Ceramic Operations Segment

Our Advanced Ceramic Operations segment had total gross profit for the three and nine months ended September 30, 2011 and 2010 as follows (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Gross profit	$24.3	$(1.7)	$74.0	$13.0
Increase (decrease) in gross profit	$26.0	$(19.4)	$61.0	$(33.9)
Gross profit percentage	32.9%	(6.1%)	34.0%	10.5%

The primary reasons for the increase in gross profit and gross profit as a percentage of net sales for the three and nine months ended September 30, 2011 were higher volumes of production of body armor and industrial products resulting in an increase of absorbed manufacturing overhead expenses, lower scrap rates incurred in the production of body armor, and improved sales mix caused by shipments of higher gross margin ESAPI body armor products compared to the same periods in the prior year.

ESK Ceramics Segment

Our ESK Ceramics segment had total gross profit for the three and nine months ended September 30, 2011 and 2010 as follows (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Gross profit	$13.0	$10.6	$41.7	$27.8
Increase (decrease) in gross profit	$2.4	$6.5	$13.9	$17.9
Gross profit percentage	32.6%	33.0%	33.1%	29.3%

Gross profit and gross profit as a percentage of sales increased during the nine month period ended September 30, 2011 due to an increase in manufacturing production, which generated better absorption of manufacturing overhead expenses. Additionally, decreases in scrap rates, some product line price increases and a favorable sales mix contributed to the increase in gross profit.

Thermo Materials Segment

Our Thermo Materials segment had total gross profit for the three and nine months ended September 30, 2011 and 2010 as follows (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Gross profit	$10.0	$11.6	$36.2	$29.5
Increase (decrease) in gross profit	$(1.6)	$5.7	$6.7	$12.0
Gross profit percentage	41.1%	43.9%	42.8%	42.3%

Gross profit decreased for the three months ended September 30, 2011 primarily because of the decrease in unit sales and production of crucibles and a decline in unit sales prices due to pricing pressure from customers. During the nine month period ended September 30, 2011, we incurred temporary quality issues relating to the production of our ceramic crucibles that resulted in increased scrap charges which reduced gross profit by $4.5 million and also reduced gross profit as a percentage of sales. These temporary quality issues were corrected as of mid-June 2011. We opened a new plant in China for the production of crucibles during February 2011 and incurred start-up expenses of approximately $0.3 million and $1.0 million during the three and nine months ended September 30, 2011, respectively.

Boron Segment

Our Boron segment had total gross profit for the three and nine months ended September 30, 2011 and 2010 as follows (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Gross profit	$5.3	$3.6	$12.4	$5.3
Increase (decrease) in gross profit	$1.7	$2.7	$7.1	$4.3
Gross profit percentage	39.8%	39.1%	38.0%	22.7%

The increases in gross profit and gross profit as a percentage of sales in the three and nine months ended September 30, 2011 were the result of higher sales to the semiconductor and nuclear industries, a favorable sales mix and improved absorption of fixed manufacturing costs.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses for the three and nine months ended September 30, 2011 and 2010 were as follows (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Selling, general and administrative expenses	$19.3	$14.4	$57.5	$43.9
Increase (decrease) in selling, general and administrative expenses	$4.9	$(3.1)	$13.6	$(7.7)
Percentage change in selling, general and administrative expenses	33.5%	(17.8%)	30.9%	(14.9%)
Selling, general and administrative expenses as a % of net sales	13.0%	15.7%	13.0%	14.5%

Although total selling, general and administrative expenses increased 33.5% and 30.9% during the three and nine months ended September 30, 2011, compared to the same periods in 2010, respectively, it declined as a percentage of net sales, due to the 61.3% and 46.7% year-over-year growth in the Company’s net sales during the three and nine months ended September 30, 2011, respectively.

For the three months ended September 30, 2011, the increase of $4.9 million in selling, general and administrative expenses over the same period last year was caused by an increase of $0.8 million in information technology expenses, an increase of $0.5 million due to the acquisition of VIOX Corporation in January 2011, an increase of $1.9 million in personnel expenses caused by a larger headcount of employees and larger employee bonuses due to the improved financial performance, increased selling expenses of $0.9 million, an increase of $0.5 million of additional general and administrative expenses associated with our new plant in China and an increase in legal fees of $0.2 million.

For the nine months ended September 30, 2011, the increase of $13.6 million over the same period last year was caused by an increase of $1.9 million in information technology expenses, an increase of $1.7 million due to the acquisition of VIOX Corporation, an increase of $5.6 million in personnel expenses caused by a larger headcount of employees and employee bonuses due to the improved financial performance, increased selling expenses of $1.7 million, an increase of $2.2 million of additional general and administrative expenses associated with our new plant in China and an increase in legal fees of $0.5 million.

Research and Development Expenses

Our research and development expenses for the three and nine months ended September 30, 2011 and 2010 were as follows (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Research and development expenses	$3.0	$2.6	$9.3	$8.7
Increase (decrease) in research and development expenses	$0.4	$(0.3)	$0.6	$(0.8)
Percentage change in research and development expenses	13.8%	(8.7%)	6.0%	(8.2%)
Research & development expenses as a percentage of net sales	2.0%	2.8%	2.1%	2.9%

Acquisition Related Charge (Credit)

Our acquisition related charges and credits for the three and nine months ended September 30, 2011 and 2010 were as follows (dollars shown in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011		2010	2011	2010
Acquisition related charges and credits	$0.7		$0.0	$2.1	$(0.1)
Increase (decrease) in acquisition related charges and credits	$0.7		$0.8	$2.2	$0.7
Percentage change in acquisition related charges and credits	n/m	*	n/m	n/m	(88.9%)
Acquisition charges and credits as a percentage of net sales	0.5%		0.0%	0.5%	0.0%
* Not meaningful

During the three and nine months ended September 30, 2011 and 2010, we recorded acquisition-related charges of $0.7 million and $2.1 million, respectively, to reflect the fair value of contingent purchase price consideration for SemEquip, Inc., acquired in 2008, Diaphorm Technologies, LLC, acquired in 2009 and VIOX Corporation, acquired on January 3, 2011.

Other Income (Expense)

Our net other income (expense) for the three and nine months ended September 30, 2011 and 2010 were as follows (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Other income (expense)	$0.4	$(1.5)	$(0.4)	$(2.6)
Increase (decrease) in other income (expense)	$1.9	$1.1	$2.2	$2.7
Percentage change in other income (expense)	n/m	(41.6%)	(84.0%)	(50.6%)
Other income (expense) as percentage of net sales	0.3%	(1.6%)	(0.1%)	(0.9%)

Net other income (expense) during the three months ended September 30, 2011 increased by $1.9 million because we recognized a gain from foreign currency transactions of $0.7 million compared to a loss of $0.4 million during the same period last year and we were reimbursed $0.8 million for legal fees during the third quarter concerning a workers compensation matter .

Net other income (expense) during the nine months ended September 30, 2011 increased by $2.2 million because in the comparable period last year we recognized a loss on sales of securities of $1.0 million compared to a loss of $85,000 in this year. We also incurred $0.9 million of foreign tax withholding last year compared to none this year, we were reimbursed $0.8 million for legal fees concerning a workers compensation matter and we have an increase in discounts from early payments to vendors of $0.3 million this year compared to just $3,000 during the corresponding period last year.

Income Taxes

Our provision for income taxes for the three and nine months ended September 30, 2011 and 2010 were as follows (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Provision for income taxes	$10.8	$0.5	$32.3	$3.5
Increase (decrease) in provision for income taxes	$10.3	$(0.9)	$28.8	$4.1
Percentage change in provision for income taxes	n/m	(63.8%)	821.5%	n/m
Provision for income taxes as a percentage of net sales	7.3%	0.6%	7.3%	1.2%
Effective tax rate	34.6%	10.2%	33.8%	17.9%

The increase in the provision for income taxes for both the three and nine months ended September 30, 2011 and 2010 reflect higher levels of income before income taxes compared to the corresponding periods last year. The effective tax rate for both the three and nine month periods ended September 30, 2011 was higher compared to the same periods last year because a greater portion of our pre-tax income was generated by operating units other than our China operations, where we enjoy a lower tax rate than the average of other countries.

Liquidity and Capital Resources

We generally have met our operating and capital requirements with cash flow from operating activities and borrowings under our credit facility.

The following tables present selected financial information and statistics as of  September 30, 2011 and December 31, 2010 and for the three and nine months ended September 30, 2011 and 2010 (in millions):

	September 30, 2011	December 31, 2010
Cash, cash equivalents and short term investments	$259.0	$246.3
Accounts receivable, net	$71.5	$53.0
Inventories	$110.5	$94.3
Working capital	$455.9	$414.4

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Operating cash flow	$24.7	$16.9	$83.1	$66.9
Increase (decrease) in cash, cash equivalents and short term investments	$(14.2)	$(13.5)	$12.7	$17.9

During the nine months ended September 30, 2011, we generated $83.1 million of cash from operations compared to $66.9 million for the nine months ended September 30, 2010. The $83.1 million of cash flow from operations during 2011 is primarily comprised of net income totaling $63.1 million, with $37.0 million of non-cash charges included therein, offset by an increase in working capital of $21.0 million resulting from increased sales and production. During the nine months ended September 30, 2011, we invested $27.7 million to purchase VIOX Corporation, based in Seattle, Washington. We also invested $23.8 million to expand manufacturing capacity in selected product lines. We purchased $78.6 million of marketable securities while we received $47.8 million from proceeds and maturities of marketable securities. During the nine months ended September 30, 2011, we repurchased and retired 842,934 shares of our common stock at an aggregate cost of $25.8 million under a stock repurchase program authorized in 2008 by our Board of Directors. To date, we have purchased and retired a cumulative total of 3,842,305 shares at an aggregate cost of $100.0 million. In August 2011, we announced that our board of directors had authorized the repurchase and retirement of up to an additional $100.0 million of our common stock in open market transactions, including block purchases, or in privately negotiated transactions. Our net cash at September 30, 2011 decreased by $21.9 million as compared to a $90.0 million decrease during the nine months ended September 30, 2010.

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

As of September 30, 2011 and December 31, 2010, long-term debt and the equity component (recorded in additional paid in capital, net of income tax benefit) associated with the adoption in 2009 of the accounting guidance for convertible debt comprised the following (in thousands):

	September 30, 2011	December 31, 2010
Long-term debt
Principal amount	$93,100	$93,100
Unamortized discount	(4,759)	(7,501)
Net carrying amount	$88,341	$85,599
Equity component, net of income tax benefit	$16,399	$16,399

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

In December 2005, we established an unsecured $10.0 million line of credit which will expire on May 1, 2014. As of September 30, 2011, there were no outstanding amounts on the line of credit. However, the available line of credit at September 30, 2011 has been reduced by outstanding letters of credit in the aggregate amount of $4.9 million. The interest rate on the credit line was 1.2% as of September 30, 2011 which was based on the LIBOR rate for a period of one month, plus a fixed margin of 1.0%. In June 2011, we established an unsecured $5.0 million line of credit which will expire on January 1, 2012. As of September 30, 2011, there were no outstanding amounts on the line of credit. The interest rate on the credit line was 1.2% as of September 30, 2011 which was based on the LIBOR daily floating, plus a fixed margin of 1.0%. We use these lines of credit for letters of credits for insurance purposes.

Pursuant to the bank line of credit, we are subject to certain covenants, which include, among other things, the maintenance of specified minimum amounts of liquidity and profitability and annual net income. At September 30, 2011, we were in compliance with these covenants.

Our cash, cash equivalents, and short-term investments totaled $259.0 million at September 30, 2011, compared to $246.3 million at December 31, 2010. At September 30, 2011, we had working capital of $455.9 million, compared to $414.4 million at December 31, 2010. Our cash position includes amounts denominated in foreign currencies. The amount of cash held in foreign currencies was $21.9 million and $17.0 million at September 30, 2011 and December 31, 2010, respectively. The repatriation of cash balances from our ESK Ceramics subsidiary does not result in additional tax costs. We believe that our current cash and cash equivalents on hand and cash available from the sale of short-term investments, cash available from additional borrowings under our revolving line of credit and cash we expect to generate from operations will be sufficient to finance our anticipated capital and operating requirements for at least the next 12 months. Our anticipated capital requirements primarily relate to the normal replacement and some expansion of our manufacturing facilities at ESK Ceramics and the completion of our new manufacturing facility in China. We also may utilize cash, and, to the extent necessary, borrowings from time to time to acquire other businesses, technologies or product lines that complement our current products, enhance our market coverage, technical capabilities or production capacity, or offer growth opportunities. From time to time, we may utilize cash to repurchase our common stock or our convertible debt.

Our material contractual obligations and commitments as of September 30, 2011 include a $1.7 million reserve for unrecognized tax benefits. The reserve is classified in Other Long Term Liabilities on our Consolidated Balance Sheet as of September 30, 2011.

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

Our long term investments at September 30, 2011 included $15.0 million of auction rate securities. Cumulatively to date, the Company has incurred $9.2 million in pre-tax losses from its investments in auction rate securities, realized losses of $4.9 million from the sale of auction rate securities and pre-tax temporary impairment charges against other comprehensive income of $3.1 million. The Company’s investments in auction rate securities represent interests in insurance securitizations collateralized by pools of residential and commercial mortgages, asset backed securities and other structured credits relating to the credit risk of various bond guarantors that mature at various dates from June 2021 through July 2052. These auction rate securities were intended to provide liquidity via an auction process which is scheduled every 28 days, that resets the applicable interest rate, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. Interest rates are capped at a floating rate of one month LIBOR plus additional spread ranging from 1.25% to 4.00% depending on prevailing rating. During the second half of the year 2007, through 2008, 2009, 2010 and through September 30, 2011, the auctions for these securities failed. As a result of current negative conditions in the global credit markets, auctions for the Company’s investment in these securities failed to settle on their respective settlement dates. Consequently, the investments are not currently liquid through the normal auction process and may be liquidated if a buyer is found outside the auction process. Although the auctions have failed, the Company continues to receive underlying cash flows in the form of interest income from the investments in auction rate securities. As of September 30, 2011, the fair value of the Company’s investments in auction rate securities was below cost by approximately $12.3 million. The fair value of the auction rate securities has been below cost for more than one year.

Beginning in the third quarter of 2008 and at September 30, 2011, the Company determined that the market for its investments in auction rate securities and for similar securities continued to be inactive since there were few observable or recent transactions for these securities or similar securities. The Company’s investments in auction rate securities continued to be classified within Level 3 of the fair value hierarchy because the Company determined that significant adjustments using unobservable inputs were required to determine fair value as of September 30, 2011 and December 31, 2010.

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

The Company determined that the appropriate risk-free discount rate (before risk adjustments) used to discount the contractual cash flows of its auction rate securities ranged from 0.1% to 3.1%, based on the term structure of the auction rate security. Liquidity risk premiums are used to adjust the risk-free discount rate for each auction rate security to reflect uncertainty and observed volatility of the current market environment. This risk of nonperformance has been captured within the probability of default and loss severity assumptions noted above. The risk-adjusted discount rate, which incorporates liquidity risk, appropriately reflects the Company’s estimate of the assumptions that market participants would use (including probability weighted inputs noted above) to estimate the selling price of the asset at the measurement date.

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

We enter into foreign exchange forward contracts to reduce earnings and cash flow volatility associated with foreign exchange rate changes to allow our management team to focus its attention on its core business operations. Accordingly, we enter into contracts which change in value as foreign exchange rates change to economically offset the effect of changes in value of foreign currency assets and liabilities, commitments and anticipated foreign currency denominated sales and operating expenses. We enter into foreign exchange forward contracts in amounts between minimum and maximum anticipated foreign exchange exposures, generally for periods not to exceed one year. These derivative instruments are not designated as accounting hedges. We had an outstanding foreign exchange forward contract at September 30, 2011 for 43.0 million Euros.

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

Our debt is comprised of $93.1 million of a convertible note with a fixed coupon rate of 2.875% (“Notes”). The fair value of long-term debt was $94.0 million and is based on quoted market prices at September 30, 2011.

Approximately 46.6% of our revenues for the nine months ended September 30, 2011 were derived from operations outside the United States. Overall, we are a net recipient of currencies other than the U.S. dollar and, as such, we benefit from a weaker dollar and are adversely affected by a stronger dollar relative to major currencies worldwide. Accordingly, changes in exchange rates, and in particular a strengthening of the U.S. dollar, may negatively affect net sales, gross profit, and net income from our subsidiary, ESK Ceramics, as expressed in U.S. dollars. This would also negatively impact our consolidated reported results.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2011 (the end of the period covered by this report). Based on this evaluation, our principal executive officer and principal financial officer concluded that our current disclosure controls and procedures (as defined in Rules 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934) are effective.

Changes in Internal Control over Financial Reporting

During 2011, we continued our phase implementation of SAP® enterprise software application with the implementation of the system for our Advanced Ceramic Operations segment. Our management believes that the implementation of this system will improve and enhance our internal control over financial reporting. The implementation of this system and the resulting changes to the internal control over financial reporting processes are substantially completed. There have been no other changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

A class action lawsuit was filed on April 8, 2011, in the California Superior Court for Orange County (Civil Action No. 30-2011-00465269), in which it was asserted that the representative plaintiff, a former Ceradyne employee, and the putative class members, were not provided with meal and rest periods in accordance with California law, and were not paid overtime at an appropriate overtime rate. The Company removed the case to the Federal District Court for the Central District of California in Santa Ana, Case No. 8:11-cv-00778-CJC-MLG. The Company thereafter met and conferred related to a motion to dismiss as required by local rules and Plaintiff agreed to dismiss a significant portion of the Complaint. In an amended Complaint, Plaintiff has alleged that certain terminated employees from the fourth quarter of 2009 to the present were not paid the full amount of their overtime on a bonus paycheck given to them after they were terminated. Plaintiff also claims he is entitled to additional overtime because he was required to perform some work during his meal breaks. The Company disputes such contentions and is aggressively defending the claims. While the posture of the case is such that it is indeterminable as to the outcome at this time, Plaintiff only alleges actual unpaid overtime of $8,000 for the entire purported class. The Plaintiff alleges waiting time penalties for this putative class, but such award is contingent upon a showing that Ceradyne intentionally withheld pay from the purported Plaintiffs, which is simply not the case. The Plaintiff has issued a written demand which only includes damages he alleges were incurred by him related to his purportedly working during meal periods and appears prepared to abandon the class claims if a resolution is reached.

Item 1A.    Risk Factors

There have been no significant changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information regarding shares of our common stock that we repurchased during the three months ended September 30, 2011.

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 to July 31, 2011	100,150	$32.60	3,199,521	$18,621,603
August 1 to August 31, 2011	371,100	$29.79	3,570,621	$107,565,169
September 1 to September 30, 2011	271,684	$27.85	3,842,305	$100,000,000
Total	742,934	$29.46

(1)
On March 4, 2008, we announced that our board of directors had authorized the repurchase and retirement of up to $100 million of our common stock in open market transactions, including block purchases, or in privately negotiated transactions. We completed the $100 million of purchases under this authorization in September 2011. On August 31, 2011, we announced that our board of directors had authorized the repurchase and retirement of up to an additional $100 million of our common stock in open market transactions, including block purchases, or in privately negotiated transactions. We did not set a time limit for completion of this repurchase program, and we may suspend or terminate it at any time.

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

CERADYNE, INC.

Date: October 25, 2011	By:	/s/ JERROLD J. PELLIZZON
Jerrold J. Pellizzon
Vice President Chief Financial Officer (Principal Financial and Accounting Officer)

Index to Exhibits

Exhibit	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document