Form 10-K
period 2011-12-31
CERADYNE INC
filed 2012-02-16
CIK 18937

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of registrant’s common stock held by non-affiliates as of June 30, 2011 (the last business day of registrant’s most recently completed second fiscal quarter) was approximately $910.1 million.

As of February 5, 2012, there were 24,194,539 shares of registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of registrant’s definitive proxy statement for its annual meeting of stockholders to be held on May 16, 2012 are incorporated by reference into Part III of this Form 10-K.

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

•	nuclear chemistry products for use in pressurized water reactors and boiling water reactors;

•	boron dopant chemicals for semiconductor silicon manufacturing and for ion implanting of silicon wafers;

•	ceramic bearings and bushings for oil drilling and fluid handling pumps;

•	ceramic micro-reactors used to process chemicals;

•	PetroCeram® ceramic sand filters for oil and gas recovery; and

•	enhanced combat helmets for soldiers.

Our customers include the U.S. government, prime government contractors, companies engaged in solar energy, oil and natural gas exploration and nuclear energy, and industrial, automotive, diesel and commercial manufacturers in both domestic and international markets.

The principal factor contributing to our growth in sales from 2002 through 2007 was increased demand by the U.S. military for ceramic body armor that protects soldiers, which was driven primarily by military conflicts such as those in Iraq and Afghanistan. This demand was driven by recognition of the performance and life saving benefits of utilizing advanced technical ceramics in lightweight body armor. Our sales declined in 2008 primarily because of a reduction in shipments of body armor. Our sales declined in 2009 primarily because of a continued reduction in shipments of body armor and also due to a decline in sales of our industrial, automotive/diesel and commercial market product lines due to the severe economic recession. In 2010, sales of body armor continued to decline. However, sales from energy related products grew by 61.6% in 2010 when compared to 2009. Most of this growth in energy sales was generated by sales of our ceramic crucibles used in the production of photovoltaic cells for solar panels. Our sales increased in 2011, due to additional shipments of body armor, an increase of sales to the nuclear industry and the reporting of operating results from VIOX Corporation which we acquired on January 3, 2011. Additionally, sales of industrial products continued to increase, particularly at our ESK Ceramics subsidiary.

Commencing in 2004, several strategic acquisitions also have contributed to our sales growth. These include our acquisition of ESK Ceramics in August 2004, our acquisition of Minco, Inc. in July 2007, our acquisition of EaglePicher Boron, LLC in August 2007, which we renamed Boron Products, LLC, and our acquisition of VIOX Corporation on January 3, 2011.

To illustrate the impact of body armor, energy-related products, and our acquisitions, the following table shows our sales from body armor, energy-related products, from our acquisitions, and from all other sources for each of the years 2002 through 2011 (in millions).

	2011	2010	2009	2008	2007	2006	2005	2004	2003	2002
Sales from body armor	$193.8	$70.4	$170.0	$385.0	$535.3	$479.4	$199.5	$120.3	$58.2	$26.2
Sales from energy products:
Gross sales from energy products	129.0	99.9	62.2	57.7	20.9	11.9	9.8	5.3	2.5	1.7
Less sales from energy products included in acquired companies	(66.2)	(28.5)	(24.5)	(11.4)	(4.5)	(3.2)	(3.2)	(0.7)	-	-
Sales from energy products due to organic growth	62.8	71.4	37.7	46.3	16.4	8.7	6.6	4.6	2.5	1.7
Sales from acquired companies	254.5	191.1	136.8	177.1	142.6	110.2	109.8	36.0	-	-
All other sales	60.9	70.0	56.1	71.8	62.5	64.6	52.4	54.7	40.8	33.3
Total sales	$572.0	$402.9	$400.6	$680.2	$756.8	$662.9	$368.3	$215.6	$101.5	$61.2

Sales of ceramic body armor represented the majority, and most volatile, portion of our defense business, rising from approximately $26.2 million, or 42.8% of our total sales in 2002, to a peak of approximately $535.3 million, or 70.7% of our total sales in 2007, and then declining to approximately $193.8 million, or 33.9% of our total sales in 2011. Shipments of the first generation of ceramic body armor, known as small arms protective inserts, or SAPI, began before 2002 and accelerated rapidly with the onset of the war in Afghanistan in 2002 and thereafter the war in Iraq. Shipments of the second generation of ceramic body armor, known as enhanced small arms protective inserts, or ESAPI, began in 2005. The military’s subsequent decision to deploy ESAPI body armor “full fleet,” that is, to replace all SAPI body armor with the new ESAPI body armor, and the introduction in 2006 of enhanced side ballistic inserts, known as ESBI, which protect the sides of the soldier’s torso, resulted in continued growth in our sales of ceramic body armor, ultimately reaching our peak sales of body armor in 2007. Once “full fleet” was achieved, our sales of body armor began a steady decline which continued through 2010.

 In October 2008, we were awarded an Indefinite Delivery/Indefinite Quantity, or ID/IQ, contract by the U.S. Army for the next ballistic threat generation of ceramic body armor plates, called XSAPI, as well as for the current generation ESAPI plates. This five-year contract has a maximum value of $2.37 billion and allows the U.S. Army to order either XSAPI or ESAPI body armor from us.

In March 2011, we announced the receipt of a delivery order for approximately $56.6 million for ESAPI ceramic body armor plates and the receipt of a delivery order for approximately $36.0 million for XSAPI ceramic body armor plates. In July 2011, we announced the receipt of a delivery order for approximately $36.2 million for ESAPI ceramic body armor plates. All three of these delivery orders were issued under the October 2008 ID/IQ contract. Through December 31, 2011, we have received delivery orders under the October 2008 ID/IQ contract totaling $278.4 million. Of this amount, we have shipped $258.3 million of body armor through December 31, 2011 and we expect to ship the balance of approximately $20.1 million in 2012. With less than two years remaining under this ID/IQ contract, the war in Iraq concluded, and the war in Afghanistan winding down, we expect that the total amount of body armor that we ultimately ship under this contract will be substantially less than the maximum amount.

In September 2011, we were awarded a three-year ID/IQ contract for ESAPI ceramic armor plates from Defense Logistics Agency Troop Support group. This purchasing group services the United States Army, Navy, Air Force and Marine Corps. This award was in response to our bid to the Defense Supply Center Philadelphia (DSCP) in response to their requirement for a three-year sustainment order for the replacement of body armor inserts. Simultaneously with the receipt of this award, we received an initial delivery order for $127.3 million for ESAPI ceramic body armor plates with the initial delivery in the first quarter of 2012, continuing through the remainder of 2012 with estimated completion by March 31, 2013. This ID/IQ contract includes options for additional deliveries of up to $127.3 million in each of the second and third years. Initial comments from the contracting officer of the U.S. Military indicate that the 2013 ESAPI order will be similar to the 2012 order, but this is a preliminary estimate with no guarantee.

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

Minco, Inc., which we acquired in July 2007, is included in our Thermo Materials operating segment. Based in Midway, Tennessee, Minco manufactures fused silica powders for a wide range of industrial applications. The fused silica powder manufactured by Minco is a key raw material that our Thermo Materials division uses to manufacture missile radomes (nose cones) and ceramic crucibles that our customers use for melting silicon in the photovoltaic solar cell manufacturing process. Minco’s fused silica powders are also used by its customers for precision investment casting applications.

We acquired EaglePicher Boron, LLC in August 2007. This subsidiary, which we renamed Boron Products, LLC, is included in our Boron operating segment and produces the boron isotope 10B. This isotope is a strong neutron absorber and is used for both nuclear waste containment and nuclear power plant neutron radiation critical control. Boron Products also produces complementary chemical isotopes used in the normal operation and control of nuclear power plants. The boron isotope 11B is used in the semiconductor manufacturing process as an additive to semiconductor grade silicon as a “doping” agent and where ultra-high purity boron is required.

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

In August 2008, we acquired SemEquip, Inc., a late-stage startup technology company located in Billerica, Massachusetts. SemEquip develops and markets “cluster molecules” such as B18H22 for use in the ion implantation of boron (B) in the manufacture of semiconductors. SemEquip, which we include in our Boron operating segment, owns a portfolio of  37 issued and 22 pending U.S. patents, and corresponding issued and pending patents in several foreign countries.

In June 2009, we acquired substantially all of the business and assets and all technology and intellectual property related to ballistic combat and non-combat helmets of Diaphorm Technologies, LLC, based in Salem, New Hampshire. Based on this technology, we submitted a proposal to the U.S. Marine Corps Systems Command in June 2009 in response to a solicitation for the procurement of Enhanced Combat Helmets (ECH), which are intended to provide substantially increased levels of protection compared to combat helmets now in use. In late July 2009, in response to our proposal, the U.S. Marine Corps System Command awarded us a contract for up to a maximum of 246,840 helmets. After an extended period of testing, we received an order for First Article Test helmets, which we delivered in January and February 2011. Upon additional testing it was determined by the Government that further testing needed to occur due to variations discovered in its test procedures and protocols. Ceradyne received a second order for First Article Test helmets, which we delivered in October 2011. Those helmets are now in the final stages of First Article Testing by the U.S. Government.

Our strategy regarding this acquisition is to combine our successful track record in body armor programs with the proprietary helmet-forming technologies acquired from Diaphorm to create a world class manufacturer of Enhanced Combat Helmets.

We acquired VIOX Corporation on January 3, 2011. Located in Seattle, Washington, VIOX develops, manufactures and markets specialty glass compositions for a wide range of electronic, industrial and health care markets. VIOX is included in our Advanced Ceramic Operations operating segment. VIOX has developed a specialty glass formulation for polycrystalline silicon photovoltaic solar applications. VIOX customers add electrically conducting powdered metals such as silver or aluminum to the VIOX powdered specialty glass. Many of the ultimate solar users of VIOX glass are also customers for Ceradyne’s high purity ceramic solar crucibles.

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

We conduct our operations through four operating segments: our Advanced Ceramic Operations division, our ESK Ceramics subsidiary, our Thermo Materials division, and our Boron segment. Our assets are managed by segment regardless of their physical location and are not reviewed on a geographic basis by our chief operating decision maker. Prior to October 2010, we reported our operations through six operating segments. To more accurately reflect our current operations, executive reporting structure and organization, and internal reporting we modified our segment structure and reporting to reflect that we operate through four operating segments each led by a different senior executive who reports directly to our Chief Executive Officer. The changes made to arrive at the four segments from the six previous segments were that the former Semicon Associates segment is now included in the Advanced Ceramics Operations segment and the former Ceradyne Canada segment is now included in the Boron segment. All of the financial data for 2010 and 2009 have been changed to reflect four segments. For additional financial information concerning our segments, please refer to Note 8 of the Notes to Consolidated Financial Statements that are included in this report.

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

In the aluminum extrusion industry, boron nitride powder, spray or suspension is used as a release agent to keep the hot metal away from the extrusion die. In furnace and high temperature applications it is used as an insulation sleeve or support for graphite heaters. Boron nitride’s largely inert behavior towards molten metals makes it an ideal material for applications in direct contact with such materials. We supply break rings for horizontal continuous casting and side-dams for thin strip casting. We also supply high density and high purity silicon nitride products for aluminum foundries worldwide.

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

Energy

Photovoltaic (solar cell) manufacturing requiring crucibles for melting silicon

Specially designed heavy duty sand screens

Specially designed heavy duty bearings

Specialty glass compounds for photovoltaic solar applications.

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

Solar Cell surfaces require metallization coatings which contain glass compounds to improve the efficiency of free electron transport.

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

We have designed a series of proprietary glass compounds for solar cell surface paste coating used by photovoltaic cell manufacturers to improve the efficiency of their cells.

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

Specialty glass compounds for health care applications	Bioactive glass compounds in orthopedic, wound care and various oral applications greatly enhance the body’s natural growth and healing processes.	We produce bioactive glass compounds used for bone growth, tooth strengthening and wound care.

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

Strong Position in Multiple Markets. We maintain a strong position in many of the markets that we serve. We believe that we are the leading supplier of lightweight ceramic personnel armor products to the U.S. government based on the history of orders that the U.S. government has issued. We further believe that we supply a significant portion of products in many of the markets we serve including: boron carbide powders; translucent ceramic orthodontic brackets; ceramic missile radomes, commonly known as nose cones for the PAC-3 missile program; sintered reaction bonded silicon nitride, which we call SRBSN, for industrial and automotive applications; evaporation boats used to apply the metallic coating to packaging materials; and wear resistant functional and frictional coatings for the automotive industry. We believe that our leadership position in ceramic body armor and in many of the other markets that we serve provides us with a key advantage in securing new and continuing business. Additionally, we believe that our EKasic® (silicon carbide) product line of industrial pump seals and bearings allows us to be a leader in fluid handling products.

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

Experienced Management Team and Entrepreneurial Culture. Our success is attributable in large part to the extensive knowledge and experience of our management team and key personnel. Our executive management team has substantial experience in advanced technical ceramic materials science and our Chief Executive Officer and our President of North American Operations each has more than 30 years of experience in the ceramics industry. Our management team has demonstrated its ability to identify, execute and integrate strategic acquisitions. Moreover, we believe that the entrepreneurial culture that has been fostered at Ceradyne since 1967 enhances our ability to develop innovative products for the markets that we serve.

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

Continuing to Increase our Non-Defense Revenue Base. We plan to continue to grow our non-defense customer base, primarily through promoting existing products to new customers, developing new products for new and existing customers and through strategic acquisitions. We focus on educating our current and potential customers on the advantages of our advanced technical ceramics compared to alternative solutions, and assisting them in developing advanced technical ceramic components for existing or new products and applications. Our technical and marketing staff educates our customers through direct sales visits, by preparing technical papers and product literature, and by participating in technical conferences, trade shows and exhibitions. Based on these efforts, we believe there is an opportunity to further expand the use of advanced technical ceramic products. For example, we are working with companies in the aluminum industry on utilizing ceramic materials in their next generation smelting production processes that have the potential to reduce the cost of producing aluminum. We also intend to further increase our customer, product and market base by converting certain advanced technical ceramics, originally developed for defense applications, to industrial and commercial applications. In addition to organically growing our product portfolio and market reach, we plan to continue to identify strategic acquisition opportunities that broaden our product lines within industrial and commercial markets. For example, a key strategic reason for our acquisitions of ESK Ceramics, the Boral® product line, Minco, Inc., EaglePicher Boron, LLC. SemEquip, Inc., and VIOX Corporation, as well as the expansion of our operations into Canada and China, were to further increase our non-defense revenue base.

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

Investing to Improve our Gross Margins and Manufacturing Efficiencies. We focus on cost containment, productivity enhancements and manufacturing efficiencies as a means to drive earnings growth. We have implemented lean manufacturing initiatives, such as Demand Flow® Technology and 5-S plus Safety in order to reduce inventories, scrap and queue times and to increase productivity. Additionally, we continue to evaluate opportunities to employ automation and dedicated work cells to expand our in-line production efficiency. We also continue to seek ways to reduce our manufacturing costs by evaluating opportunities to relocate or expand manufacturing operations within the United States as well as internationally. For example, in 2004, we began expanding our high energy-utilization manufacturing processes at our new Lexington, Kentucky facility, where the cost of electricity, which comprises a significant portion of our cost of product sales, is substantially lower than in California. We plan to evaluate strategic manufacturing relationships in international markets, including joint ventures or acquisitions, particularly in low cost manufacturing areas such as China. We completed the construction in June 2007, of a new approximately 98,000 square foot facility in Tianjin, China for the manufacture of ceramic crucibles which are used for melting silicon in the photovoltaic solar cell manufacturing process. We increased this capacity by constructing a second approximately 218,000 square foot facility in Tianjin, China for the manufacture of ceramic crucibles, which was completed in January 2011. We also plan to develop strategic relationships with other manufacturing companies or key customers whose expertise or financial resources can assist us in accomplishing our objectives. We initiated a major improvement to our data and information technology systems with the implementation of SAP enterprise software applications. It is our intention to integrate the use of SAP software throughout our Company with a target completion date of December 2012.

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

ECH Helmets. We manufacture a new enhanced combat helmet (ECH) that offers over 35% improvement compared to existing helmets. By utilizing new thermoplastic UHMWPE (Ultra High Molecule Weight Poly Ethylene) materials with our proprietary Seamless BallisticTM processing technique we offer a helmet with much improved ballistic performance at lighter weights.

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

Boron Compounds and Metallurgy Ceramics. Boron nitride powders have excellent release properties and are highly resistant to wear and corrosion. These powders are used in the forming and bending of glass, as an additive in refractory materials, and as a lubricant for aluminum extrusion. Our silicon nitride products have excellent thermal shock resistance and temperature stability up to 2,200° Fahrenheit. These products are used for transportation of liquid aluminum, for use in low and high pressure casting and in liquid aluminum processes.

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

Specialty Glass Compounds. We have designed a series of proprietary glass compounds for solar cell surface paste coating used by photovoltaic cell manufacturers to improve the efficiency of their cells.

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

Diesel Engine Components. We have been manufacturing ceramic cam rollers for heavy-duty diesel engines since 1999, and now have production contracts to supply cam rollers to several major engine companies. We expect that sales of these cam rollers will begin to decline in 2013 when new U.S. environmental regulations take effect for off-highway applications. We also supply fuel system manufacturers with components for diesel fuel pumps. In addition, we are engaged in development projects with a number of other diesel engine and fuel pump systems manufacturers worldwide for various ceramic components.

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

Specialty glass compounds. We produce bioactive glass compounds used for bone growth, tooth strengthening and wound care.

Operating Segments and Facilities

We serve our markets through four segments with manufacturing facilities in several locations across the United States, one in Canada, two in China, one in Europe, and one in India. The following table includes a summary of our facilities and products comprising our four operating segments. For financial information concerning our segments, please refer to Note 8 of the Notes to Consolidated Financial Statements.

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
           Salem, New Hampshire(4)
           Approximately 16,000 square feet

Mountain Green, Utah(5)
Approximately 18,000 square feet

Bangalore, India(6)
Approximately 21,000 square feet

Seattle, Washington(7)
Approximately 40,000 square feet

Energy Applications
•  Ceramic bearings and bushings
•  Specialty glass compounds for photovoltaic solar applications

Automotive/Diesel Applications:
        •  Ceralloy® 147 SRBSN automotive/diesel engine parts

Commercial Applications:
•  Ceramic orthodontic brackets
•  Components for medical devices
•  Specialty glass compounds for health care products

ESK Ceramics Kempten, Germany(8) Approximately 599,000 square feet
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

Energy Applications:
•  PetroCeram® sand filters
    •  TETRABOR® nuclear powders

Ceradyne Thermo Materials

           Scottdale and Clarkston, Georgia(9)
Approximately 225,000 square feet

Tianjin, China(10)
Approximately 316,000 square feet

           Midway, Tennessee(11)
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

Boron Quapaw, Oklahoma(12) Approximately 128,000 square feet Chicoutimi, Quebec, Canada(13) Approximately 86,000 square feet
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
     •   Advanced ion source materials for the manufacture of logic and memory chips

(1)
We have leases on our facilities in Costa Mesa, California, aggregating approximately 99,000 square feet, all of which expire in October 2012, with an option to renew it for one additional year. We own our 40,000 square foot facility in Irvine, California. Also in Irvine, California, we lease a 76,000 square foot facility under a lease that expires in October 2012, with an option to renew it for one additional year.

(2)	We own two facilities, containing 35,000 square feet and 115,000 square feet, in Lexington, Kentucky.
(3)	We have a lease on our Wixom, Michigan facility which expires in April 2014.
(4)	We have a lease on our Salem, New Hampshire facility which expires in March 2015.
(5)	We have a lease on our Mountain Green, Utah facility which expires in March 2012. We do not intend to renew it. These operations will be transferred to our Salem, New Hampshire facility.
(6)	We have a lease on our Bangalore, India facility which expires in June 2014.
(7)	We have a lease on our Seattle, Washington facility which expires in December 2013.
(8)	We own our facility in Kempten, Germany, as well as the 28-acre property on which our facility is located.
(9)
We own an 85,000 square foot facility in Scottdale, Georgia, as well as the five-acre property on which our facility is located. We lease facilities totaling approximately 140,000 square feet in Clarkston, Georgia. The leases on two of these facilities expire in June 2013. We are currently in negotiations to extend the leases on the other facilities.

(10)
We own two facilities in Tianjin, China, one containing approximately 98,000 square feet, as well as the four-acre property on which our facility is located, and the second containing approximately 218,000 square feet, as well as the thirteen-acre property on which this facility is located.

(11)	We own our facility in Midway, Tennessee as well as the 40-acre property on which our facility is located.
(12)	We own our facility in Quapaw, Oklahoma as well as the 155-acre property on which our facility is located.
(13)	We own our facility in Chicoutimi, Quebec, Canada, as well as the seven-acre property on which our facility is located.

Sales, Marketing and Customers

Each of our four operating segments maintains a separate sales and marketing force promoting its individual products.  As of December 31, 2011 we had 103 employees directly involved in sales and marketing, including 52 sales and marketing personnel located outside the United States. We also have agreements with manufacturers’ representatives in foreign countries who are compensated as a percent of sales in their territory. We distribute our principal products directly to our customers using our own sales force and independent manufacturers’ representatives. Sales to customers located outside the United States represented approximately 45.4% of our net sales in 2011, 51.7% in 2010, and 33.9% in 2009.

We continue to explore various domestic and international relationships to increase our sales and market penetration. We seek long-term relationships such as multi-year agreements or exclusive relationships with our customers to achieve a more consistent and predictable flow of orders and shipments.

We sell products and components to the U.S. government and government agencies, as well as to government contractors, original equipment manufacturers and to end users. The U.S. government and government agencies collectively represented approximately 37.6% of our net sales in 2011, 17.5% in 2010 and 40.8% in 2009. As of December 31, 2011 and 2010, there were no other external customers that accounted for 10% or more of our revenue.

We sell our translucent ceramic orthodontic brackets, commonly known as braces, only to 3M Unitek. Sales to 3M Unitek represented approximately 1.6% of our net sales in 2011, 2.1% in 2010 and 2.4% in 2009. In December 2005, we entered into a new supply agreement with 3M Unitek that expires in December 2013. This new agreement replaced our original, March 1986 joint development and supply agreement with 3M Unitek. 3M Unitek is a major manufacturer of stainless steel orthodontic brackets and, early in our relationship, shared with us the functional specifications and properties which ceramic brackets would be required to satisfy. With this information and our experience with translucent ceramics in defense applications, we developed, and in 1987 began manufacturing, translucent ceramic brackets. Under the original supply agreement, 3M Unitek was required to purchase ceramic orthodontic brackets exclusively from Ceradyne until September 2007. Under the terms of the new agreement, 3M Unitek will continue to purchase 100% of their Clarity and Transcend brand ceramic orthodontic product lines exclusively from us for as long as 3M Unitek continues to sell such products. The new agreement further stipulates that 3M Unitek must purchase from Ceradyne at least 50% of the ceramic orthodontic brackets 3M Unitek requires for next generation designs, which it introduced in 2007.

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

Raw Materials

The starting raw materials for our manufacturing operations are generally fine, synthetic powders available from several domestic and foreign sources, including our subsidiary, ESK Ceramics. ESK Ceramics supplied 704 tons of boron carbide powder and silicon carbide to us in 2011, 340 tons in 2010 and 670 tons in 2009. We have owned ESK Ceramics since August 23, 2004. Our Minco, Inc. subsidiary, which we acquired on July 10, 2007, supplies us with high purity fused silica powders. Other raw materials, such as the backing material for ceramic armor, graphite, and metal components are readily available from several commercial sources.

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

We allocate costs associated with application engineering and research between cost of product sales and research and development expense. Application engineering efforts devoted to specific customer orders generally are recognized as cost of product sales, while the balance of engineering and research costs is included in research and development and expensed as incurred. Our research and development expenses were approximately $12.4 million in 2011, $11.7 million in 2010, and $12.3 million in 2009.

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

Backlog

We record an item as backlog when we receive a contract, purchase order or other notification indicating the number of units to be purchased, the purchase price, specifications, delivery requirements and other customary terms and conditions. Our backlog was  approximately $284.9 million as of December 31, 2011 and approximately $185.8 million as of December 31, 2010. We expect that substantially all of our backlog as of December 31, 2011 will be shipped during 2012.

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

In addition to the above, we have been issued 61 U.S. patents, 140 foreign patents and have 138 patents pending and have applied for corresponding foreign patents in various foreign countries. Of the number of patents indicated above, our ESK Ceramics subsidiary has 10 U.S. patents pending and 48 foreign patents pending, and our SemEquip subsidiary has 37 U.S. patents and 22 U.S. patents pending, as well as corresponding issued and pending patents in several foreign countries. The proprietary coarse grained silicon carbide materials, including silicon carbide materials with graphite inclusions, are protected by patents in Europe, the United States, Canada and Japan. These patents expire in 2017. Other patents also relate to sintered silicon carbide materials, the earliest expiring in 2014. Another patent for evaporation boats has been issued in Europe, the United States, Canada and Japan. This patent expires in 2019. Other patents relate to Ekagrip® friction enhancing coatings, the earliest expiring in 2018. Other patents relate to titanium diboride materials, boron nitride materials and coatings and composite ceramic materials.

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

“Ceralloy®,” the name of our technical ceramics, “Ceradyne®” and the Ceradyne logo, comprising the stylized letters “CD®,” are our major trademarks registered in the United States and various foreign countries. We also have other trademarks, including “Transtar®,” “Semicon®,” “Thermo®,” “Defender®,” “NeedleLok®,” “Thermo-Sil®,” “BORAL®,” “BoroBond®,” “BorAluminum®,” “BORTEC™,” “Mohawk™,” “Design (Defender) ®, ” “R.A.D.A.R. ™,” and “Ramtech®”. The ESK Ceramics logo, and ESK Ceramics’ major product trademarks, including “TETRABOR®”, “EKasic®”, “DiMet®”, “TriMet®”, “MYCROSINT®”, “EKagrip®”, “BORONID®”, PetroCeram®, “EKamold®”, “LaserMet®”, “EllipsoMet®”, “EKatherm®”, “BORONEIGE®” and “EKathemis®”are registered in Germany and many countries worldwide. The Minco logo, consisting of an ingot design featuring the word “Minco” in the center of the ingot, is registered in the United States. “SEMEQUIP®”, “CLUSTERION®”, “CLUSTERCARBON®”, and “CLUSTERBORON®”, are registered trademarks in the United States; “CLUSTERION®” is also registered in Taiwan and China; and “CLUSTERBORON®” is also registered in Japan, South Korea and Taiwan and China. “Diaphorm®” and “Fiber-Tuned®” are registered trademarks in the United States and “Seamless Ballistic®” is registered in the United States, Madrid and Singapore and pending registration has been applied for in many countries worldwide. “Max Pro-Armor”, Application Number 77/306,318 has been allowed. PetroCeram®, the trademark for our products marketed to the oil and natural gas exploration industry, is registered in the U.S., Saudi Arabia, Russia, Iran, China, Canada, UAE, Norway, Algeria and the European Union.

Employees

As of December 31, 2011 we had 2,112, employees, including 148 employees with undergraduate or graduate degrees in ceramic engineering or related sciences. Of these total employees, 1,595 were in manufacturing, 212 were in engineering and research, 103 were in sales and marketing, and 177 were in general management, finance and administration. We also use temporary labor in some of our production operations. We generally consider our relationship with employees to be excellent. None of our U.S.-based employees are represented by labor unions. The employees of ESK Ceramics have elected a work council, an entity which represents employees and is entitled to information and co-determination rights under German law. We consider our relationship with the work council to be good.

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

EXECUTIVE OFFICERS OF CERADYNE

Our executive officers and their ages as of February 16, 2012 are as follows:

Name	Age	Position
Joel P. Moskowitz	72	Chairman of the Board, Chief Executive Officer and President

David P. Reed	57	Vice President, and President of North American Operations and Assistant Corporate Secretary

Jerrold J. Pellizzon	58	Chief Financial Officer and Corporate Secretary

Thomas Jüngling	48	Vice President, and President of ESK Ceramics

Bruce R. Lockhart	49	Vice President, and President of Thermo Materials

Jeffrey J. Waldal	47	Vice President, and President of Semicon Associates

Thomas A. Cole	65	Vice President, Business Development

Terry M. Hart	55	Vice President, Human Resources

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

In recent years, a substantial portion of our revenues has been derived from the sale of defense related products, particularly ceramic body armor, either directly or indirectly to the U.S. government. The sale of defense related products represented 39.4% of our revenues in 2011, 29.1% in 2010 and 49.6% in 2009. We anticipate that a substantial portion of our revenues for the foreseeable future will continue to come from sales of defense related products. Our dependence on defense related business, and on sales of ceramic armor in particular, entails several risks, including those described below.

 Our defense business is highly sensitive to changes in national and international defense and budget priorities. For example, in the years 2003 through 2007, our revenues from the sale of ceramic body armor increased significantly due to the U.S. military’s acceleration of its program to equip its soldiers with ceramic body armor systems, in part, because of the war in Iraq. In 2008, however, demand for ceramic body armor began to decline due in part to the reduction in hostilities in Iraq and because most combat troops were already equipped with the current generation of ceramic body armor, known as ESAPI. The outlook for ceramic body armor in 2012 is favorable because in September 2011, we were awarded a three-year ID/IQ contract for ESAPI ceramic armor plates from Defense Logistics Agency Troop Support group with a first year order for 300,000 ESAPI. The outlook beyond 2012 is uncertain for several reasons, including uncertainty regarding the rate at which U.S. troops will be withdrawn from Afghanistan, and the rate at which the U.S. military will proceed with implementing the next ballistic threat generation of ceramic body armor plates, known as XSAPI (discussed further below) or a generation that will be lighter than the current version. Demand for ceramic body armor could decline further from 2012 levels for a variety of reasons, including a lessening of conflicts in the Middle East and other high risk areas, or a reduction in U.S. defense budget appropriations. If that were to occur, our revenues from the sale of defense related products would be reduced and our profit and cash flow could be materially and adversely affected.

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

We have been manufacturing ceramic cam rollers for heavy-duty diesel engines since 1999, and now have production contracts to supply cam rollers to several major engine companies. We expect that sales of these cam rollers will begin to decline in 2013 when new U.S. environmental regulations take effect for off-highway applications. Additionally the costs to produce cam rollers has increased over the years, one reason being the decline in sales. However in 2010 several efforts were successfully made to increase pricing of these components.

If we fail to increase our non-defense revenue, and if the demand for ceramic body armor decreases, our revenues, profit and cash flow will be materially and adversely affected.

In 2011, 39.4% of our revenues were from sales of defense-related products. Because our dependence on defense-related products exposes us to significant risks, part of our business strategy is to continue to increase our non-defense revenue base by identifying new products and markets for our advanced technical ceramics, and by increasing sales to our existing non-defense customers. Our ability to execute this strategy successfully depends, in part, on our ability to increase market acceptance of our advanced technical ceramics as a replacement for materials such as metals, plastics and traditional ceramics. While advanced technical ceramics have certain advantages over other materials, such as the ability to withstand extremely high temperatures and combining hardness with light weight, they are more expensive to produce. As a result, the market for advanced technical ceramic products may be limited to high-end applications where price is not a critical competitive factor, where the characteristics of advanced technical ceramics may justify the higher costs compared to other materials or where other materials are not suitable. Due to these limitations on the market for advanced technical ceramics, the market for our products may not grow as we anticipate and we may not be able to increase our non-defense revenue base. If we are unable to execute this strategy, and if the demand for ceramic body armor decreases, our revenues, profit and cash flow will be materially and adversely affected.

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

We sell our ceramic orthodontic brackets exclusively to 3M Unitek under a supply agreement with 3M Unitek that expires in December 2013. Under the terms of this agreement, 3M Unitek is required to purchase their Clarity and Transcend brand ceramic orthodontic product lines exclusively from us for as long as 3M Unitek continues to sell those products. This agreement further stipulates that 3M Unitek must purchase from Ceradyne at least 50% of the ceramic orthodontic brackets 3M Unitek requires for next generation designs, which it introduced in 2007. Except under limited circumstances, Ceradyne is not permitted to sell ceramic orthodontic brackets to any other customers under this agreement. As a result of our agreement with 3M Unitek, our revenue from ceramic orthodontic brackets is dependent entirely upon 3M Unitek. 3M Unitek also offers traditional stainless steel orthodontic brackets. We cannot guarantee that 3M Unitek will devote substantial marketing efforts to the sale of our ceramic orthodontic brackets, or that 3M Unitek will not reassess its commitment to our product. If 3M Unitek fails to actively market our ceramic orthodontic brackets or decides to promote a competing product over ours, this could cause the sales of our ceramic orthodontic brackets to decline.

Moreover, the first of our two patents for our ceramic orthodontic brackets, which we jointly own with 3M Unitek, expired in September 2007; the second one expires in October 2013. Consequently, we may not be able to prevent third parties from manufacturing and selling competitive ceramic orthodontic brackets. Ceramic orthodontic brackets manufactured and sold by third parties may be less expensive than ours and may cause sales of our ceramic orthodontic brackets to decline either as a result of pricing pressure or loss of market share.

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

Shipments to customers outside of the United States accounted for approximately 45.4% of our sales in 2011, 51.7% of our sales in 2010 and 33.9% of our sales in 2009. Our ESK Ceramics subsidiary is located in Germany. Its sales to customers located outside of the United States represented approximately 77.4% of its total sales during 2011, approximately 95.6% of its total sales during 2010, and approximately 74.7% of its total sales during 2009.

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

•	difficulty in staffing and managing international operations;

•	differences in intellectual property protections;

•	difficulty in obtaining export licenses from the U.S. government for sales of our defense-related products;

•	potentially adverse tax consequences due to overlapping or differing tax structures;

•	fluctuations in currency exchange rates especially the Euro; and

•	risks associated with operating a business in a potentially unstable political climate.

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

Our ESK Ceramics subsidiary, located in Kempten, Germany invoices approximately 76.3% of its sales in Euros. ESK Ceramics’ sales to customers located in the United States are invoiced in U.S. dollars. If the Euro becomes more expensive relative to the currencies of ESK Ceramics’ customers located outside the European Union, the price of its products sold to customers in those countries will rise and its sales into those countries may fall.

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

Electricity is essential for the production of our products and comprises a significant portion of our cost of product sales. The cost of electricity for our manufacturing operations in the United States, Europe and China was approximately $19.2 million during 2011, approximately $14.7 million during 2010, and approximately $12.7 million during 2009. Over the last several years, the cost of electricity from utility companies has increased, particularly in California. During the fourth quarter of 2010, we closed our hot press manufacturing operation in Costa Mesa, California as a result of reduced demand for ceramic body armor solutions and the high cost of doing business in the State, especially the high cost of electricity, which is integral to our manufacturing operations. We consolidated all hot press operations into our existing manufacturing plant in Lexington, Kentucky. We recognized a restructuring charge of $3.5 million during the year ended December 31, 2010 to write down the value of long-lived assets associated with the closure of the hot press manufacturing operation in Costa Mesa, California.

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

Our products have in the past contained, and may in the future contain, errors or defects that may be detected at any point in the life of the products. Such errors could result in delays in shipping and sales during the period required for their correction and additional expense associated with their reworking or replacement. Our ability to receive additional shipment orders from the U.S. government is reliant on our ability to pass first article testing of new designs. Real or perceived defects in our products may result in product returns, loss of sales, delays in market acceptance, injury to our reputation and increased warranty costs, which could reduce our sales and profit. For example, in March 2002, the U.S. government notified us that several lots of our SAPI lightweight ceramic body armor failed to pass ballistics re-verification tests. As a result, we stopped production of our SAPI product, modified the design of our product and resumed shipping approximately four months later. In addition, we agreed to correct or replace at our expense all supplies of our SAPI product sales that did not meet the original contractual requirements.

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

Our long term investments at December 31, 2011 included $15.0  million of auction rate securities which is net of the cumulative to date pre-tax impairment and pre-tax other than temporary impairment charges. Cumulatively to date, we have incurred $4.7 million in pre-tax charges due to other-than-temporary reductions in the value of our investments in auction rate securities, realized losses of $8.8 million from sales of auction rate securities and pre-tax temporary impairment charges of $3.0 million reflected in other comprehensive income. Our investments in auction rate securities represent interests in insurance securitizations collateralized by pools of residential and commercial mortgages, asset backed securities and other structured credits relating to the credit risk of various bond guarantors that mature at various dates from June 2021 through July 2052. These auction rate securities were intended to provide liquidity via an auction process which is scheduled every 28 days, that resets the applicable interest rate, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. Interest rates are capped at a floating rate of one month LIBOR plus additional spread ranging from 1.25% to 4.00% depending on prevailing rating. During the second half of the year 2007, through 2011, the auctions for these securities failed. As a result of current negative conditions in the global credit markets, auctions for our investment in these securities have recently failed to settle on their respective settlement dates. Consequently, investments are not currently liquid through the normal auction process and may be liquidated if a buyer is found outside the auction process. Although the auctions have failed, we continue to receive underlying cash flows in the form of interest income from the investments in auction rate securities. As of December 31, 2011, the fair value of our investments in auction rate securities was below cost by approximately $7.8 million. The fair value of the auction rate securities has been below cost for more than one year. If they remain illiquid and a buyer is not found outside the auction process, the value of these securities may decline further.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Stock Market under the symbol “CRDN.” The following table shows the high and low closing sale prices for our common stock as reported by the NASDAQ Stock Market during the calendar quarters indicated:

	High	Low
Year Ended December 31, 2010
First Quarter	$24.21	$19.25
Second Quarter	$23.58	$19.97
Third Quarter	$25.71	$19.85
Fourth Quarter	$31.79	$22.63

Year Ended December 31, 2011
First Quarter	$46.04	$31.61
Second Quarter	$49.40	$36.22
Third Quarter	$38.44	$24.91
Fourth Quarter	$35.48	$26.32

As of February 9, 2012, there were 333 holders of record of our common stock.

Prior to 2012, we had not declared or paid any cash dividends on our common stock. On February 16, 2012, we announced that our Board of Directors had declared our initial cash dividend in the amount of $0.15 per share of common stock, payable on March 20, 2012 to shareholders of record as of the close of business on March 6, 2012. It is our current intention that we will declare and pay a similar cash dividend on a quarterly basis, although our Board reserves discretion to suspend or discontinue cash dividends at any time.

    We did not sell any equity securities during the year ended December 31, 2011 that were not registered under the Securities Act of 1933.

On March 4, 2008, we announced that our board of directors had authorized the repurchase and retirement of up to $100 million of our common stock in open market transactions, including block purchases, or in privately negotiated transactions. We completed the $100 million of purchases under this authorization in September 2011. On August 31, 2011, we announced that our board of directors had authorized the repurchase and retirement of up to an additional $100 million of our common stock in open market transactions, including block purchases, or in privately negotiated transactions. We did not set a time limit for completion of this repurchase program, and we may suspend or terminate it at any time. We did not repurchase any shares of our common stock during the quarter ended December 31, 2011. Consequently we have $100.0 million remaining under this authorization.

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data as of December 31, 2007, 2008 and 2009 and for the years ended December 31, 2007 and 2008 are derived from our audited consolidated financial statements for those periods, which are not included in this report. The selected consolidated financial data as of December 31, 2010 and 2011 and for the years ended December 31, 2009, 2010 and 2011 are derived from our audited consolidated financial statements which are included in this report beginning on page F-1. The following data is qualified in its entirety by and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and the related notes included elsewhere in this report.

	Year Ended December 31,
	2011(1)	2010	2009(2)	2008(3)	2007(4)
	(amounts in thousands, except per share data)
Statement of Income Data:
Net sales	$571,982	$402,938	$400,575	$680,197	$756,835
Cost of product sales	365,337	295,078	298,956	414,885	450,787
Gross profit	206,645	107,860	101,619	265,312	306,048
Operating expenses:
Selling, general and administrative	74,325	61,940	65,643	75,120	67,718
Research and development	12,446	11,692	12,258	14,782	17,552
Restructuring - plant closure and severance	914	3,505	12,924	-	-
Acquisition related (credits) charges	(17,298)	1,567	(768)	9,824	-
Goodwill impairment	7,797	-	3,832	-	-
Total operating expenses	78,184	78,704	93,889	99,726	85,270
Income from operations	128,461	29,156	7,730	165,586	220,778

Other income (expense):
Interest income	3,991	5,355	4,091	7,553	12,394
Interest expense	(6,620)	(6,247)	(7,119)	(7,876)	(7,618)
Gain on early extinguishment of debt	-	-	1,881	-	-
Gain (loss) on auction rate securities	630	(978)	(5,187)	(5,870)	(2,114)
Miscellaneous, net	1,494	1,085	(979)	1,511	(311)
Total other income (expense)	(505)	(785)	(7,313)	(4,682)	2,351
Income before provision (benefit) for income taxes	127,956	28,371	417	160,904	223,129
Provision (benefit) for income taxes	44,068	(905)	(8,098)	56,424	80,946
Net income	$83,888	$29,276	$8,515	$104,480	$142,183
Net income per share:
Basic	$3.41	$1.16	$0.33	$3.95	$5.22
Diluted	$3.38	$1.15	$0.33	$3.91	$5.13
Weighted average number of common shares outstanding:
Basic	24,614	25,191	25,684	26,446	27,252
Diluted	24,786	25,370	25,802	26,689	27,732

	As of December 31,
Balance Sheet Data:	2011	2010	2009	2008	2007
Cash, cash equivalents and short term investments	$275,047	$246,296	$239,820	$221,422	$184,685
Working capital	379,154	414,414	406,207	400,835	353,923
Total assets	948,131	865,313	849,704	854,527	782,654
Current portion of long-term debt	89,294	-	-	-	-
Total long-term debt	-	85,599	82,163	102,631	98,748
Stockholders’ equity	708,698	652,209	649,717	638,994	591,817

(1)	The operations of VIOX Corporation have been consolidated with ours since January 3, 2011.
(2)	The operations of Diaphorm have been consolidated with ours since June 1, 2009.
(3)	The operations of SemEquip, Inc. have been consolidated with ours since August 11, 2008.
(4)	The operations of Minco, Inc. have been consolidated with ours since July 10, 2007. The operations of Ceradyne Boron Products have been consolidated with ours since September 1, 2007.

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

Prior to October 2010, we reported our operations through six operating segments. To more accurately reflect our current operations, executive reporting structure and organization, and internal reporting we modified our segment structure and reporting to reflect that we operate through four operating segments, each led by a different senior executive who reports directly to our Chief Executive Officer. The changes made to arrive at the four segments from the six previous segments were that the former Semicon Associates segment is now included in the Advanced Ceramic Operations segment and the former Ceradyne Canada segment is now included in the Boron segment. All of the financial data for 2010 and 2009 have been changed to reflect four segments.

The following table includes a summary of our products by applications and locations as of December 31, 2011 for our four segments:

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

Seattle, Washington
Approximately 40,000 square feet

Defense Applications:
•  Lightweight ceramic armor
•  Enhanced combat helmets

Industrial Applications:
•  Ceralloy® 147 SRBSN wear parts
•  Precision ceramics
•  Ceramic-impregnated dispenser cathodes for microwave tubes, lasers and cathode ray tubes

Energy Applications:
•  Ceramic bearings and bushings
•  Specialty glass compounds for photovoltaic solar applications

   Automotive/Diesel Applications:
•  Ceralloy® 147 SRBSN automotive/diesel engine parts

Commercial Applications:
•  Ceramic orthodontic brackets
•  Components for medical devices
•  Specialty glass compounds for health care products

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

Boron Quapaw, Oklahoma Approximately 128,000 square feet Chicoutimi, Quebec, Canada Approximately 86,000 square feet
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
•  Advanced ion source materials for the manufacture of logic and memory chips

    The tables below show, for each of our four segments, revenues and income before provision for income taxes in the periods indicated.

Segment revenues (in millions):

	Year Ended December 31,
	2011	2010	2009
Advanced Ceramic Operations	$277.5	$152.6	$221.8
ESK Ceramics	163.6	130.7	105.1
Thermo Materials	98.9	98.8	66.1
Boron	55.4	35.0	29.0
Inter-segment elimination	(23.4)	(14.2)	(21.4)
Total revenue from external customers	$572.0	$402.9	$400.6

Segment income (loss) from operations and income before taxes (in millions):

	Year Ended December 31,
	2011	2010	2009
Advanced Ceramic Operations	$60.3	$(23.1)	$25.0
ESK Ceramics	30.8	21.1	(21.5)
Thermo Materials	20.0	34.0	14.7
Boron	16.9	(2.4)	(11.0)
Inter-segment elimination	0.5	(0.4)	0.5
Total segment income from operations	128.5	29.2	7.7
Other expense	(0.5)	(0.8)	(7.3)
Total income before provision for taxes	$128.0	$28.4	$0.4

We categorize our products into five market applications or sectors of the general economy. The tables below show the amount of sales (in millions) and the percentage contribution of our total sales to external customers of each market application or sector of the economy in the different time periods.

Sales by Market Application (in millions):

	Year Ended December 31,
	2011	2010	2009
Defense	$225.3	$117.3	$198.7
Industrial	163.2	138.6	102.7
Energy	129.0	99.9	62.2
Automotive/Diesel	40.1	35.9	25.2
Commercial	14.4	11.2	11.8
Total	$572.0	$402.9	$400.6

Percentage Contribution of Sales by Market Application:

	Year Ended December 31,
	2011	2010	2009
Defense	39.4%	29.1%	49.6%
Industrial	28.6	34.4	25.6
Energy	22.5	24.8	15.5
Automotive/Diesel	7.0	8.9	6.3
Commercial	2.5	2.8	3.0
Total	100.0%	100.0%	100.0%

The principal factor contributing to our growth in sales from 2002 through 2007 was increased demand by the U.S. military for ceramic body armor that protects soldiers, which was driven primarily by military conflicts such as those in Iraq and Afghanistan. This demand was driven by recognition of the performance and life saving benefits of utilizing advanced technical ceramics in lightweight body armor. Our sales declined in 2008 primarily because of a reduction in shipments of body armor. Our sales declined in 2009 primarily because of a continued reduction in shipments of body armor and also due to a decline in sales of our industrial, automotive/diesel and commercial market product lines due to the severe economic recession. In 2010, sales of body armor continued to decline. However, sales from energy related products grew by 61.6% in 2010 when compared to 2009. Most of this growth in energy sales was generated by sales of our ceramic crucibles used in the production of photovoltaic cells for solar panels. Additionally, sales of industrial and automotive/diesel products rebounded sharply, particularly at our ESK Ceramics subsidiary. In 2011, our sales increased due to higher shipments of  body armor due to the increased demand for ESAPI body armor, an increase of sales to the nuclear industry, and continuing growth of sales at our ESK Ceramics subsidiary. Commencing in 2004, several strategic acquisitions, which are described below, have also contributed to our sales growth.

To illustrate the impact of body armor, energy-related products and our acquisitions, the following table shows our sales from body armor, from energy-related products, from our acquisitions, and from all other sources for each of the years 2002 through 2011 (in millions).

	2011	2010	2009	2008	2007	2006	2005	2004	2003	2002
Sales from body armor	$193.8	$70.4	$170.0	$385.0	$535.3	$479.4	$199.5	$120.3	$58.2	$26.2
Sales from energy products:
Gross sales from energy products	129.0	99.9	62.2	57.7	20.9	11.9	9.8	5.3	2.5	1.7
Less sales from energy products included in acquisitions	(66.2)	(28.5)	(24.5)	(11.4)	(4.5)	(3.2)	(3.2)	(0.7)	-	-
Sales from energy products due to organic growth	62.8	71.4	37.7	46.3	16.4	8.7	6.6	4.6	2.5	1.7
Sales from acquisitions	254.5	191.1	136.8	177.1	142.6	110.2	109.8	36.0	-	-
All other sales	60.9	70.0	56.1	71.8	62.5	64.6	52.4	54.7	40.8	33.3
Total sales	$572.0	$402.9	$400.6	$680.2	$756.8	$662.9	$368.3	$215.6	$101.5	$61.2

Sales of ceramic body armor represented the majority, and most volatile, portion of our defense business, rising from approximately $26.2 million, or 42.8% of our total sales in 2002, to a peak of approximately $535.3 million, or 70.7% of our total sales in 2007, and then declining to approximately $193.8 million, or 33.9% of our total sales in 2011.Shipments of the first generation of ceramic body armor, known as small armed protective inserts, or SAPI, began before 2002 and accelerated rapidly with the onset of the war in Afghanistan in 2002 and thereafter the war in Iraq. Shipments of the second generation of ceramic body armor, known as enhanced small armed protective inserts, or ESAPI, began in 2005. The military’s subsequent decision to deploy ESAPI body armor “full fleet,” that is, to replace all SAPI body armor with the new ESAPI body armor, and the introduction in 2006 of enhanced side ballistic inserts, known as ESBI, which protect the sides of the soldier’s torso, resulted in continued growth in our sales of ceramic body armor, ultimately reaching our peak sales of body armor in 2007. Once “full fleet” was achieved, our sales of body armor began a steady decline which continued through 2010.

In October 2008, we were awarded an Indefinite Delivery/Indefinite Quantity, or ID/IQ, contract by the U.S. Army for the next ballistic threat generation of ceramic body armor plates, called XSAPI, as well as for the current generation ESAPI plates. This five-year contract has a maximum value of $2.37 billion and allows the U.S. Army to order either XSAPI or ESAPI body armor from us. Through December 31, 2011, we have shipped $258.3 million of body armor against delivery orders received by us under this ID/IQ contract, and we expect to ship an additional $20.1 million under existing orders during 2012. With less than three years remaining under this ID/IQ contract and the war in Iraq concluded and the war in Afghanistan winding down, we expect that the total amount of body armor that we ultimately ship under this contract will be substantially less than the maximum amount.

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

We acquired ESK Ceramics in August 2004.  Based in Kempten, Germany, ESK Ceramics manufactures industrial technical ceramic powders and advanced technical ceramic products. This acquisition provided us with both a broad line of non-defense products, and it assured us of a supply of boron carbide powder, which serves as a starter ceramic powder in the manufacture of our lightweight ceramic body armor. The lower demand for body armor in 2008 through 2010 has negatively impacted inter-segment sales of boron carbide powder by our ESK Ceramics subsidiary to our Advanced Ceramic Operations division.

In June 2006, we purchased the assets and technology related to the Boral® line of aluminum metal matrix composites that serve as part of a barrier system for spent fuel storage in the nuclear industry. We moved these assets to our Ceradyne Canada facility in Chicoutimi, Quebec, Canada. This product line is now included in our Boron operating segment.

Minco, Inc., which we acquired in July 2007, is included in our Thermo Materials operating segment. Based in Midway, Tennessee, Minco manufactures fused silica powders for a wide range of industrial applications. The fused silica powder manufactured by Minco is a key raw material that our Thermo Materials division uses to manufacture missile radomes (nose cones) and ceramic crucibles that our customers use for melting silicon in the photovoltaic solar cell manufacturing process.

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

In August 2008, we acquired SemEquip, Inc., a late-stage startup technology company located in Billerica, Massachusetts. SemEquip develops and markets “cluster molecules” such as B18H22 for use in the ion implantation of boron (B) in the manufacture of semiconductors. SemEquip, which we include in our Boron operating segment, owns a portfolio of  37 issued and 22 pending U.S. patents, and corresponding issued and pending patents in several foreign countries. In November 2011, SemEquip licensed its cluster ion implant hardware technology on a non-exclusive basis to a key customer. In connection with the license, SemEquip transferred its hardware related assets to the licensee and reduced its workforce which included production, research and development, and support staff in Billerica, Massachusetts. SemEquip will continue to market its cluster ion chemistry to the semiconductor industry. We recognized a restructuring charge of $0.9 million in 2011 primarily for severance and related compensation associated with the headcount reduction, most of which was paid in 2011.

In June 2009, we acquired substantially all of the business and assets and all technology and intellectual property related to ballistic combat and non-combat helmets of Diaphorm Technologies, LLC, based in Salem, New Hampshire. Based on this technology, we submitted a proposal to the U.S. Marine Corps Systems Command in June 2009 in response to a solicitation for the procurement of Enhanced Combat Helmets (ECH), which are intended to provide substantially increased levels of protection compared to combat helmets now in use. In late July 2009, in response to our proposal, the U.S. Marine Corps System Command awarded us a contract for up to a maximum of 246,840 helmets. After an extended period of testing, we received an order for First Article Test helmets, which we delivered in January and February 2011. Upon additional testing it was determined by the Government that further testing was needed due to variations discovered in its test procedures and protocols. Ceradyne received a second order for First Article Test helmets, which we delivered for testing in October 2011. Those helmets are now in the final stages of First Article Testing by the U.S. Government. Our strategy regarding this acquisition is to combine our successful track record in body armor programs with the proprietary helmet-forming technologies acquired from Diaphorm to create a world class manufacturer of Enhanced Combat Helmets.

We acquired VIOX Corporation on January 3, 2011. Located in Seattle, Washington, VIOX develops, manufactures and markets specialty glass compositions for a wide range of electronic, industrial and health care markets. VIOX is included in our Advanced Ceramic Operations operating segment. VIOX has developed a specialty glass formulation for polycrystalline silicon photovoltaic solar applications. VIOX’ customers add electrically conducting powdered metals such as silver or aluminum to the VIOX powdered specialty glass. Many of the ultimate solar users of VIOX’ glass are also customers for Ceradyne’s high purity ceramic solar crucibles.

Our order backlog was $284.9 million as of December 31, 2011 and $185.8 million as of December 31, 2010. Orders for ceramic armor (encompassing body, vehicle and other miscellaneous armor) represented approximately $175.9 million, or 61.7% of the total backlog as of December 31, 2011 and $83.4 million, or 44.9% of the total backlog as of December 31, 2010. Of the total ceramic armor, orders for ceramic body armor amounted to approximately $168.5 million, or 59.1% of the total backlog as of December 31, 2011 and $78.4 million, or 42.2% of the total backlog as of December 31, 2010. We expect that substantially all of our order backlog as of December 31, 2011 will be shipped during 2012.

Our sales to customers located in the United States have varied in recent years, representing $312.4 million, or 54.6% of net sales in 2011, $194.5 million, or 48.3% of net sales in 2010, and $264.8 million, or 66.1% of net sales in 2009. Our sales to customers located outside of the United States represented $259.6 million, or 45.4% of net sales in 2011, $208.4 million, or 51.7% of net sales in 2010, and $135.8 million, or 33.9% of net sales in 2009. We currently have sales offices in Germany, China, England and Canada as well as commissioned independent sales representatives in other parts of Europe and Asia. Of our sales to customers located outside the United States, 41.2% were denominated in U.S. dollars during 2011.

Net Sales. Our net sales consist primarily of revenues from the sale of products, which we recognize when an agreement of sale exists, the product has been delivered according to the terms of the sales order and collection is reasonably assured. We may reduce revenue with reserves for sales returns. Allowances for sales returns, which are recorded at the time revenue is recognized, are based upon historical sales returns. We did not include a sales return provision at December 31, 2011, 2010 and 2009 because our historical experience with sales returns leads us to conclude that no allowance for sales returns is necessary.

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

The cost of electricity comprises a significant portion of our cost of product sales. Our high electricity utilization is a direct result of the use of high temperature furnaces to hot press ceramic body armor inserts and to produce sintered silicon nitride (“Si3N4”) for industrial products. Several years ago, we recognized the need to mitigate the cost of electricity and in 2003 we embarked on a plan to move production from California to Lexington, Kentucky. To date, we have moved all of our Si3N4 furnaces to Kentucky and have established three new hot press lines in Kentucky. During the fourth quarter of 2010, we closed our hot press manufacturing operation in Costa Mesa, California as a result of reduced demand for ceramic body armor and the high cost of doing business in the State, especially the high cost of electricity, which is integral to our manufacturing operations. The electricity cost in Kentucky is more stable than California because of the presence of coal fired power plants. The price of electricity in Kentucky has been stable for the past three years and is projected by our supplier to continue to be stable over the next few years. We have a policy of locating new production facilities that require high levels of electricity in regions of the world that have either available hydroelectric or coal fired power plants.

The cost of electricity for our manufacturing operations in the United States, Canada, Europe, China and India was approximately $19.2 million, or 5.3% as a percentage of cost of product sales in 2011, $14.7 million, or 5.0% as a percentage of cost of product sales in 2010, and approximately $12.7 million, or 4.2% as a percentage of cost of product sales in 2009. Management utilizes utility industry specialists and consultants to help manage and implement strategies to minimize annual energy price increases at our all our facilities. These strategies may include entering into long term contracts to obtain fixed price increases in order to increase our ability to accurately forecast future energy costs and ensure a stable cost structure. Fluctuations in the cost of electricity affect our ability to accurately forecast future energy costs and consequently our profitability. If the cost of electricity were to increase substantially, our gross profit margins may decline.

With regard to significant costs for raw materials that impact our gross margins, we rely on two critical materials to make ceramic body armor: boron carbide powder, which is the principal raw material used in the production of ceramic armor plates, and an ultra-high molecular weight polyethylene textile material, which we laminate to the surface of the ceramic armor plates and is readily available from multiple suppliers. We obtain substantially all of our boron carbide powder from our subsidiary, ESK Ceramics, which has been a supplier of boron carbide powder to us for over 30 years. Boron carbide is made from borax and boric acid through a complicated furnace process. Historically, these raw material products have not experienced significant price and supply instability and consequently we have been able to obtain sufficient quantities of boron carbide material from ESK Ceramics. We have further identified a second source of boron carbide from a supplier that utilizes crude boron carbide from China and does the finishing in the United States. The crude boron carbide from China is inexpensive and offers a method to mitigate any internal cost increases at ESK Ceramics through the use of lower cost China material as part of the ESK Ceramics’ raw material mix.

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

Results of Operations

The following table sets forth certain income and expense items from our financial statements for the years ended December 31, 2011, 2010 and 2009 expressed as a percentage of net sales.

	Year Ended December 31,
	2011	2010	2009
Net sales	100.0%	100.0%	100.0%
Cost of product sales	63.9	73.2	74.6
Gross profit	36.1	26.8	25.4
Operating expenses:
Selling, general and administrative	13.0	15.4	16.4
Research and development	2.2	2.9	3.1
Restructuring - plant closure and severance	0.2	0.9	3.2
Acquisition related (credits) charges	(3.0)	0.4	(0.2)
Goodwill impairment	1.4	—	1.0
Income from operations	22.5	7.2	1.9
Other income (expense)	(0.1)	(0.2)	(1.8)
Income before provision for income taxes	22.4	7.0	0.1
Net income	14.7%	7.2%	2.1%

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Net Sales

Our total net sales for the years ended December 31, 2011 and 2010 were as follows (dollars in millions):

	2011	2010
Net sales	$572.0	$402.9
Increase in net sales	$169.1	$2.3
Percentage change in net sales	42.0%	0.6%

Sales increased in 2011in all five market applications, particularly in defense products. The principal factors contributing to this growth included renewed purchasing of ceramic body armor by the U.S. military, continued growth in sales of our ESK Ceramics operating segment, increased sales to the nuclear industry, the sales contribution from VIOX Corporation and the continued rebound of the economy in general.

Overall, net sales for the year ended December 31, 2011 of our defense related products were $225.3 million, an increase of $108.0 million, or 92.0%, from $117.3 million in the prior year as shipments of body armor were sharply higher due to increased demand from the U.S. military for ESAPI body armor. Sales for the year ended December 31, 2011 of energy products amounted to $129.0 million, an increase of $29.1 million, or 29.1%, from $99.9 million in the prior year as sales to the nuclear industry increased by $17.0 million and we included sales of $15.1 million to the energy markets from VIOX Corporation for the first time this year as they were acquired on January 3, 2011. These increases in sales to the energy markets were offset by a decline of $5.2 million in sales of ceramic crucibles to the solar energy industry.  Sales for the year ended December 31, 2011 of industrial products amounted to $163.2 million, an increase of $24.6 million, or 17.8%, from $138.6 million in the prior year.

Sales of automotive/diesel products for the year ended December 31, 2011 were $40.1 million, an increase of $4.2 million, or 11.7%, from $35.9 million in the prior year. Sales to the automotive/diesel market represented 7.0% of sales for the year ended December 31, 2011 and 8.9% of sales for the year ended December 31, 2010.

Our net sales of commercial products for the year ended December 31, 2011 were $14.4 million, an increase of $3.2 million, or 28.8%, from $11.2 million in the prior year.

    Our Advanced Ceramic Operations segment had net sales for the year ended December 31, 2011 and 2010 as follows (dollars in millions):
	2011	2010
Net sales	$277.5	$152.6
Increase (decrease) in net sales	$124.9	$(69.2)
Percentage change in net sales	81.9%	(31.2%)

Contributing to the increase of $124.9 million in sales during for the twelve months ended December 31, 2011 were higher shipments of ceramic body armor that totaled $193.8 million, an increase of $123.4 million, or 175.2%, from $70.4 million in 2010. The primary reason for the increase was an increase in demand for shipments of ESAPI armor plates. This increase in body armor sales during the twelve month period ended December 31, 2011 was partially offset by a decrease in sales of vehicle armor. We shipped $2.6 million of vehicle armor for the twelve months ended December 31, 2011, a decrease of $19.9 million, or 88.2%, from $22.5 million in 2010. The decline was caused by a lack of orders of armor for the MRAP All Terrain Vehicle (M-ATV) and the High Mobility Multipurpose Wheeled Vehicle (HMMWV or Humvee) during the twelve months ended December 31, 2011 compared to 2010.

As of January 3, 2011, the date of acquisition, we began to include the financial results of VIOX Corporation in the Advanced Ceramic Operations segment. VIOX sales amounted to $20.3 million during the twelve months ended December 31, 2011.

 Our ESK Ceramics segment had net sales for the year ended December 31, 2011 and 2010 as follows (dollars in millions):

	2011	2010
Net sales	$163.6	$130.7
Increase (decrease) in net sales	$32.9	$25.6
Percentage change in net sales	25.1%	24.4%

On a constant currency basis, sales for the year ended December 31, 2011 were $157.3 million, an increase of $26.6 million, or 20.3% from the prior year. We computed sales on a constant currency basis by calculating 2010 sales in actual Euros and applying a monthly average foreign exchange rate during 2010 of the Euro to the U.S. dollar sales during 2011, which was then compared to 2011 actual sales in U.S. dollars. Sales of industrial products for the year ended December 31, 2011 were $91.1million, an increase of $1.8 million, or 2.0%, from $89.3 million in the prior year. This increase was the result of a higher demand for fluid handling products, an increase in shipments of industrial parts for the packaging industry and an increase in shipments of composite coatings. Sales of defense products for the twelve months ended December 31, 2011 were $30.2 million, an increase of $17.5 million, or 137.1%, from $12.7 million in the prior year. Included in sales of defense products for the twelve months ended December 31, 2011 were inter-segment sales of $20.1 million compared to $12.0 million in the prior year. The increase of $8.2 million in inter-segment sales was due to an increase in demand for boron carbide powder used in body armor plates manufactured by our Advanced Ceramic Operations division. Sales of automotive/diesel products for the twelve months ended December 31, 2011 were $29.7 million, an increase of $3.9 million, or 15.0%, from $25.8 million in the prior year. Increased demand from automotive original equipment manufacturers accounted for the increase in sales. Sales of oil and gas products for the twelve months ended December 31, 2011 were $6.5 million, an increase of $2.3 million, or 54.4%, from $4.2 million in the prior year as we gained additional distribution to new customers in the oil services industry.

Our Thermo Materials segment had net sales for the year ended December 31, 2011 and 2010 as follows (dollars in millions):

	2011	2010
Net sales	$98.9	$98.8
Increase (decrease) in net sales	$0.1	$32.7
Percentage change in net sales	0.1%	49.5%

Sales were approximately unchanged for the twelve months ended December 31, 2011 compared to 2010. Sales of ceramic crucibles used in the manufacture of photovoltaic cells for the solar industry were $62.0 million, a decrease of $5.2 million, or 7.8%, from $67.2 million in the prior year. Sales during the first half of 2011 were strong but declined significantly over the course of the year. The decrease was due to a pronounced slowdown of demand in the solar energy market due to a reduction of government subsidies for the installation of solar panels and a buildup of an inventory of solar cells and solar wafers in distribution channels. Sales to the defense industry for the twelve months ended December 31, 2011 were $12.1 million, an increase of $0.9 million, or 8.1%, from $11.2 million when compared to the prior year. The increase was due to higher shipments of ceramic missile radomes. Sales of precision investment casting products were $36.5 million, an increase of $6.4 million, or 21.3%, from $30.1 million in the prior year. The increase was the result of the recovery of the domestic market for precision investment casting and price increases to customers.

Our Boron segment had net sales for the year ended December 31, 2011 and 2010 as follows (dollars in millions):

	2011	2010
Net sales	$55.4	$35.0
Increase (decrease) in net sales	$20.4	$6.0
Percentage change in net sales	58.3%	20.9%

The primary reasons for this increase in 2011 net sales were sales to the nuclear industry that totaled $41.7 million, an increase of $18.9 million, or 82.9% compared to $22.8 million in the prior year. Of the $18.9 million increase in sales to the nuclear industry, $8.7 million was in connection with the construction of two nuclear power plants located in Finland and France. Sales to the semiconductor industry were $10.4 million, an increase of $1.1 million, or 12.0%, from $9.3 million in the prior year.

Gross Profit

Our total gross profit for the years ended December 31, 2011 and 2010 were as follows (dollars in millions):

	2011	2010
Gross profit	$206.6	$107.9
Increase (decrease) in gross profit	$98.7	$6.3
Gross profit percentage	36.1%	26.8%

The increase in gross profit and gross profit as a percentage of net sales in the year ended December 31, 2011 were caused primarily by an improved sales mix, especially by increased sales of body armor, an increase in gross profit at our ESK segment due to increased sales and operating leverage and the pass through of price increases on certain industrial product lines at our ACO and ESK segments, and an increase in gross profit at our Boron segment due to increased sales to the nuclear industry and resulting increase in operating leverage. Our body armor product line was responsible for $68.9 million, or 69.7% of the total increase in gross profit during the year ended December 31, 2011.

Our Advanced Ceramics Operation segment had total gross profit for the years ended December 31, 2011 and 2010 as follows (dollars in millions):

	2011	2010
Gross profit	$90.6	$16.0
Increase (decrease) in gross profit	$74.6	$(45.6)
Gross profit percentage	32.6%	10.6%

The primary reasons for the increase in gross profit and gross profit as a percentage of net sales in 2011 were higher volumes of production of body armor and industrial products resulting in increased absorption of manufacturing overhead expenses.

Our ESK Ceramics segment had total gross profit for the years ended December 31, 2011 and 2010 as follows (dollars in millions):

	2011	2010
Gross profit	$54.4	$39.7
Increase (decrease) in gross profit	$14.7	$25.2
Gross profit percentage	33.2%	30.4%

The increase in gross profit and gross profit as a percentage of net sales in 2011 were the result of price increases to customers for certain product lines, a favorable sales mix, a decrease in unabsorbed manufacturing overhead expenses caused by higher production volumes, and higher sales of all product lines due to increased demand for our products as a result of the recent slight economic rebound.

Our Thermo Materials segment had total gross profit for the years ended December 31, 2011 and 2010 as follows (dollars in millions):

	2011	2010
Gross profit	$37.6	$44.5
Increase (decrease) in gross profit	$(6.9)	$22.0
Gross profit percentage	38.0%	45.1%

Gross profit decreased during the twelve month period ended December 31, 2011 primarily because of the decrease in unit sales and production of crucibles and a decline in unit sales prices due to pricing pressure from customers. Gross profit  from the sales of crucibles during the first half of 2011 was strong but declined significantly over the course of the year due to a pronounced slowdown of demand in the solar energy market. During the twelve month period ended December 31, 2011, we incurred temporary quality issues relating to the production of our ceramic crucibles that resulted in increased scrap charges which reduced gross profit by $6.3 million and also reduced gross profit as a percentage of sales. These temporary quality issues were corrected as of mid-June 2011. We opened a new plant in China for the production of crucibles during February 2011 and incurred start-up expenses of approximately $1.1 million during the twelve month period ended December 31, 2011.

 Our Boron segment had total gross profit for the years ended December 31, 2011 and 2010 as follows (dollars in millions):

	2011	2010
Gross profit	$23.6	$8.0
Increase (decrease) in gross profit	$15.6	$5.6
Gross profit percentage	42.6%	22.9%

The increases in gross profit and gross profit as a percentage of sales during the twelve month period ended December 31, 2011, were the result of higher sales to the semiconductor and nuclear industries, a favorable sales mix and improved absorption of fixed manufacturing costs.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses for the years ended December 31, 2011 and 2010 were as follows (dollars in millions):

	2011	2010
Selling, general and administrative expenses	$74.3	$61.9
Increase (decrease) in selling, general and administrative expenses	$12.4	$(3.7)
Percentage change in selling, general and administrative	20.0%	(5.6%)
Selling, general and administrative expenses; percentage of net sales	13.0%	15.4%

For the twelve months ended December 31, 2011, the increase of $12.4 million over the same period last year was caused by an increase of $1.3 million in information technology expenses, an increase of $2.0 million due to the acquisition of VIOX Corporation which we included in our results beginning in 2011, an increase of $6.4 million in personnel expenses caused by a larger headcount of employees and employee bonuses due to the improved financial performance, increased selling expenses of $2.3 million and an increase of $2.9 million of general and administrative expenses associated with our new plant in China.

 Research and Development Expenses. Our research and development expenses for the years ended December 31, 2011 and 2010 were as follows (dollars in millions):

	2011	2010
Research and development expenses	$12.4	$11.7
Increase (decrease) in research and development expenses	$0.8	$(0.6)
Percentage change in research and development expenses	6.4%	(4.6%)
Research and development as a percentage of net sales	2.2%	2.9%

The primary reasons for the increase in research and development expenses were the addition in headcount and related personnel and travel expenses.

Restructuring – Plant Closure and Severance. Our restructuring – plant closure and severance expenses for the years ended December 31, 2011 and 2010 were as follows (dollars in millions):

	2011	2010
Restructuring - plant closure and severance	$0.9	$3.5
Increase (decrease) in restructuring – plant closure and severance	$(2.6)	$(9.4)
Percentage change in restructuring - plant closure and severance	(73.9%)	(72.9%)
Restructuring - plant closure and severance as a percentage of net sales	0.2%	0.9%

We recorded pre-tax restructuring and severance charges of $0.9 million for the year ended December 31, 2011 in connection with the closing of our SemEquip facility in Billerica, Massachusetts. We made this decision to close this facility in connection with a strategic decision to change SemEquip’s business model from developing and marketing both cluster ion implant hardware and the cluster ion chemistry, to licensing the ion implant hardware and marketing only the cluster ion chemistry. In November 2011, SemEquip licensed its cluster ion implant  hardware technology on a non-exclusive basis to a key customer and reduced its workforce which included production, research and development, and support staff in Billerica, Massachusetts.  Accordingly, the Company recognized a restructuring charge of $0.9 million in 2011 primarily for severance and related compensation associated with the headcount reduction. This decision was consistent with our ongoing objective to lower the costs of our operations.

Acquisition Related Charges. Our acquisition related charges for the years ended December 31, 2011 and 2010 were as follows (dollars in millions):

	2011	2010
Acquisition related charges	$(17.3)	$1.6
Increase (decrease) in acquisition related charges	$(18.9)	$2.3
Percentage change in acquisition related charges	n/m *	n/m
Acquisition related charges as a percentage of net sales	(3.0%)	0.4%
* Not meaningful

We incurred an acquisition-related credit of $17.3 million for the year ended December 31, 2011 associated with the adjustment of economic assumptions regarding our purchase of the assets of Diaphorm, LLC in 2009, and our acquisitions of SemEquip in 2008 and VIOX in January 2011. During the fourth quarter of 2011, we revised the estimated future sales and earnings of Diaphorm, which caused an increase to the estimated acquisition liability and a charge to pre-tax earnings for the year ended December 31, 2011 of $1.1 million. Also during the fourth quarter of 2011, we revised the estimated future sales and earnings of SemEquip and VIOX, which caused a decrease to the estimated acquisition liability and a credit to pre-tax earnings for the year ended December 31, 2011 of $6.9 million and $11.5 million, respectively for a net credit of $17.3 million. For additional information regarding Acquisition related charges and credits, refer to the discussion of acquisitions contained in Note 3 of Notes to Consolidated Financial Statements commencing at page F-17 of this report.

Goodwill Impairment. Our goodwill impairment expenses for the years ended December 31, 2011 and 2010 were as follows (dollars in millions):

	2011	2010
Goodwill impairment	$7.8	$0.0
Increase (decrease) in goodwill impairment	$7.8	$(3.8)
Percentage change in goodwill impairment	n/m	n/m
Goodwill impairment as a percentage of net sales	1.4%	0.0%

We incurred a goodwill impairment charge of $7.8 million in the fourth quarter of 2011 for the goodwill associated with our VIOX Corporation business unit that is included in our ACO operating segment. The charge was a result of a sharp contraction during the fourth quarter of 2011 in the solar industry, which is a material part of VIOX’ business and negatively impacted its 2011 business performance and future prospects. For additional information regarding this impairment charge and our annual test of goodwill for impairment, refer to the discussion of goodwill impairment contained in Note 2 of Notes to Consolidated Financial Statements commencing at page F-9 of this report.

Other Income (Expense). Our other income (expense) for the years ended December 31, 2011 and 2010 were as follows (dollars in millions):

	2011	2010
Other income (expense)	$(0.5)	$(0.8)
Increase (decrease) in other income (expense)	$0.3	$6.5
Percentage change in other income (expense)	(35.7%)	(89.3%)
Other income (expense) as a percentage of net sales	(0.1%)	(0.2%)

We earned $4.0 million in interest income compared to $5.4 million in the prior year because of the decline in interest rates and our strategy of shortening the maturity of our investments. We were reimbursed $0.8 million for legal fees during this fiscal year concerning a workers compensation matter. We earned additional early discounts on our accounts payable payments of $0.4 million in this fiscal year compared to last year when we did not earn any discounts. During the year ended December 31, 2010, we incurred losses on sales of securities of $0.3 million compared to this year when we had no losses on sales of securities. We incurred $1.0 million in losses on sales of auction rate securities during 2010 compared to a $0.6 million gain in 2011. We recorded gains on foreign currencies of $0.4 million during 2011 compared to $2.1 million in the prior year and we received $0.3 million of manufacturing incentive credits during 2011 for the operation of our Canadian business unit.

Income Taxes. Our (benefit) provision for income taxes for the years ended December 31, 2011 and 2010 were as follows (dollars in millions):

	2011	2010
(Benefit) provision for income taxes	$44.1	$(0.9)
Increase (decrease) in (benefit) provision for income taxes	$45.0	$7.2
Percentage change in (benefit) provision for income taxes	n/m	n/m
Provision (benefit) for income taxes as the effective tax rate	34.4%	(3.2%)

Income taxes increased during the year ended December 31, 2011 because pre-tax income was higher in 2011 compared to 2010. The tax benefit in 2010 resulted from a net benefit of $5.4 million resulting from the settlement of a refund claim with the State of California and a $484,000 reversal of the liability for uncertain tax positions.

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

Restructuring – Plant Closure and Severance. Our restructuring – plant closure and severance expenses for the years ended December 31, 2010 and 2009 were as follows (dollars in millions):
	2010	2009
Restructuring - plant closure and severance	$3.5	$12.9
Increase (decrease) in restructuring – plant closure and severance	$(9.4)	$12.9
Percentage change in restructuring - plant closure and severance	(72.9%)	n/m
Restructuring - plant closure and severance as a percentage of net sales	0.9%	3.2%

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

Acquisition Related Charges. Our acquisition related charges for the years ended December 31, 2010 and 2009 were as follows (dollars in millions):

	2010	2009
Acquisition related charges	$1.6	$(0.8)
Increase (decrease) in acquisition related charges	$2.3	$(10.6)
Percentage change in acquisition related charges	n/m	n/m
Acquisition related charges as a percentage of net sales	0.4%	(0.2%)

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

Goodwill Impairment. Our goodwill impairment expenses for the years ended December 31, 2010 and 2009 were as follows (dollars in millions):

	2010	2009
Goodwill impairment	$0.0	$3.8
Increase (decrease) in goodwill impairment	$(3.8)	$3.8
Percentage change in goodwill impairment	n/m	n/m
Goodwill impairment as a percentage of net sales	0.0%	1.0%

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

We incurred losses from auction rate securities of $5.2 million in 2009 and $1.0 million in 2010. We also had a $1.9 gain on the early extinguishment of debt in 2009 and we had none in 2010. Interest expense for the year ended December 31, 2010 was $6.2 million, a decrease of $0.9 million, or 12.2%, from $7.1 million because we bought back $27.9 million of the total $121.0 million principal of our convertible bond in 2009. Interest income increased by $1.3 million in 2010 because we slightly increased the maturity of our investments.

Income Taxes. Our (benefit) provision for income taxes for the years ended December 31, 2010 and 2009 were as follows (dollars in millions):

	2010	2009
(Benefit) provision for income taxes	$(0.9)	$(8.1)
Increase (decrease) in (benefit) provision for income taxes	$7.2	$(64.5)
Percentage change in (benefit) provision for income taxes	n/m	n/m
(Benefit) provision for income taxes as a percentage of net sales	(0.2%)	(2.0%)

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

The following table presents selected financial information and statistics as of and for the two years ended December 31, 2011 and 2010 (in thousands):

	2011	2010
Cash, cash equivalents and short term investments	$275,047	$246,296
Accounts receivable, net	73,646	53,019
Inventories, net	117,273	94,258
Working capital	379,154	414,414
Annual operating cash flow	108,692	76,135

During the year ended December 31, 2011, we generated $108.7 million of cash from operations compared to $76.1 million for the year ended December 31, 2010. The $108.7 million of cash flow from operations during 2011 is primarily comprised of net income totaling $83.9 million, with $71.4 million of non-cash charges included therein, offset by an increase in net operating assets and liabilities of $46.6 million, mostly due to increases in accounts receivables and inventory.

Investing activities consumed $83.3 million of cash during the year ended December 31, 2011. We invested $78.6 million for the purchase of marketable securities as we shortened the maturities of our investments in an attempt to decrease principal risk. We also spent $31.3 million for the purchase of property, plant and equipment. Included in this amount are $12.4 million for improvements in the production of ceramic crucibles at our China and Atlanta facilities. These expenditures for investing activities were partially offset by $52.5 million of proceeds from sales and maturities of marketable securities.  We spent $27.7 million for the acquisition of VIOX.

Financing activities during the year ended December 31, 2011 consumed $23.9 million. During the year ended December 31, 2011, we purchased and retired 842,934 shares of our common stock at an aggregate cost of $25.8 million under a stock repurchase program authorized by our Board of Directors in March 2008. To date, we have purchased and retired a cumulative total of 3,842,305 shares at an aggregate cost of $100.0 million. This completed our board of directors’ first authorization to repurchase shares. On August 31, 2011, we announced that our board of directors had authorized the repurchase and retirement of up to an additional $100.0 million of our common stock in open market transactions, including block purchases, or in privately negotiated transactions. We did not set a time limit for completion of this repurchase program, and we may suspend or terminate it at any time.

The negative effect of exchange rates on cash and cash equivalents of $4.7 million during the year ended December 31, 2011 was due to our investment in our German subsidiary, ESK Ceramics, in our two Chinese subsidiaries, Ceradyne (Tianjin) Technical Ceramics, Ltd. and Ceradyne (Tianjin) Advanced Materials Co., Ltd and our Indian subsidiary, Ceradyne Ceramics India, Private Limited.

As a result of the above items, our net cash at December 31, 2011 declined by $3.2 million as compared to a $68.7 million decrease during the year ended December 31, 2010.

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

Financing activities during the year ended December 31, 2010 consumed $19.9 million. During the year ended December 31, 2010, we purchased and retired 854,134 shares of our common stock at an aggregate cost of $19.8 million under a stock repurchase program authorized by our Board of Directors in March 2008. Through December 31, 2010, we had purchased and retired a cumulative total of 2,999,371 at an aggregate cost of $74.2 million.

The negative effect of exchange rates on cash and cash equivalents of $1.4 million during the year ended December 31, 2010 was due to our investment in our German subsidiary, ESK Ceramics, and in our two Chinese subsidiaries, Ceradyne (Tianjin) Technical Ceramics, Ltd. and Ceradyne (Tianjin) Advanced Materials Co., Ltd.

During December 2005, we issued $121.0 million principal amount of 2.875% senior subordinated convertible notes due December 15, 2035. As referenced above, we purchased and retired an aggregate of $27.9 million principal amount of our convertible debt for $23.2 million during 2009, reducing the outstanding balance of the Notes to $93.1 million. Interest on the notes is payable on December 15 and June 15 of each year, commencing on June 15, 2006. The notes are convertible into 17.1032 shares of our common stock for each $1,000 principal amount of the notes (which represents a conversion price of approximately $58.47 per share), subject to adjustment. The notes contain put options, which may require us to repurchase in cash all or a portion of the notes on December 15, 2012, December 15, 2015, December 15, 2020, December 15, 2025, and December 15, 2030 at a repurchase price equal to 100% of the principal amount of the notes to be repurchased plus accrued and unpaid interest, including contingent interest, if any, to but excluding the repurchase date. We reclassified our long term debt consisting of our outstanding Notes, as short-term debt because the Note holders have the right to demand repayment on December 15, 2012.

For further information regarding the Notes, refer to Note 4 of Notes to Consolidated Financial Statements commencing at page F-6 of this report.

In December 2005, we established an unsecured $10.0 million line of credit (“2005 LOC”) which will expire on May 1, 2014. As of December 31, 2011, there were no outstanding amounts on the 2005 LOC. However, the available line of credit at December 31, 2011 has been reduced by outstanding letters of credit in the aggregate amount of $4.2 million. The fixed interest rate on the 2005 LOC was 1.3% as of December 31, 2011. In June 2011, we established a separate unsecured $5.0 million line of credit (“2011 LOC”) that was increased to $7.0 million on December 19, 2011 and will mature on April 1, 2013. We expect to renew the 2011 LOC at that time for multiple years. As of December 31, 2011, there were no outstanding amounts on the 2011 LOC. However, the available line of credit at December 31, 2011 has been reduced by outstanding letters of credit in the aggregate amount of $1.9 million. The interest rate on the 2011 LOC was 1.3% as of December 31, 2011 which was based on the LIBOR rate for a period of one month, plus a margin of 1.0% percent. In the first quarter of 2012, we will finalize the transfer of the outstanding letters of credit under the 2005 LOC to the 2011 LOC and close the 2005 LOC.

 Pursuant to the  line of credit agreements, we are subject to certain covenants, which include, among other things, the maintenance of specified minimum amounts of net income and liquidity. We were in compliance with all covenants at December 31, 2011.

    Our cash, cash equivalents and short-term investments totaled $275.0 million at December 31, 2011, compared to $246.3 million at December 31, 2010. At December 31, 2011, we had working capital of $379.2 million, compared to $414.4 million at December 31, 2010. We reclassified our long term debt consisting of our outstanding convertible notes, as short-term debt because the convertible note holders have the right to demand repayment on December 15, 2012. This reclassification caused a decrease in working capital of $89.3 million during December 2011. Our cash position includes amounts denominated in foreign currencies, and the repatriation of those cash balances from our ESK Ceramics subsidiary or our China subsidiary does not result in additional tax costs. We believe that our current cash and cash equivalents on hand and cash available from the sale of short-term investments, and cash we expect to generate from operations will be sufficient to finance our anticipated capital and operating requirements for at least the next 12 months. Our anticipated capital requirements for 2012 primarily relate to normal replacements of equipment and the expansion of a third production tower for our manufacturing facilities in Quapaw, Oklahoma for our Ceradyne Boron Products business unit anticipated to cost $9.3 million and for an expansion of our boron nitride production capacity in Kempten, Germany for our ESK Ceramics subsidiary at an anticipated cost of $6.1 million. We expect to complete both of these expansions by the end of 2012. To finance these expansions, we will use existing cash balances held in our bank accounts in Germany and the balance will be funded from our existing cash balances in the United States. We also may utilize cash, and, to the extent necessary, borrowings from time to time to acquire other businesses, technologies or product lines that complement our current products, enhance our market coverage, technical capabilities or production capacity, or offer growth opportunities. We have no present agreements for any material acquisitions.

Our material contractual obligations and commitments as of December 31, 2011 are as follows (amounts in thousands):

	Payments Due by Period
	Total	Less than 1 Year	2-3 Years	4-5 Years	After 5 Years
Debt, principal amount	$93,100	$93,100	$-	$-	$-
Capital lease obligations	101	32	49	20	-
Non-cancelable leases	8,539	3,372	3,518	888	761
Pension benefits	9,212	860	1,944	2,123	4,285
Information technology systems	3,053	1,442	1,611	-	-
Cash commitments for interest expense	2,208	2,208	-	-	-
Utility contract	5,868	4,789	1,079	-	-
Total contractual obligations	$122,081	$105,803	$8,201	$3,031	$5,046

As of December 31 2011, we have $1.8 million of uncertain tax positions. We are unable to make a reasonable estimate regarding settlement of these uncertain tax positions, and as a result, they have been excluded from the table.

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

These matters that are subject to judgments and estimates are inherently uncertain, and different amounts could be reported using different assumptions and estimates. Management uses its best estimates and judgments in determining the appropriate amount to reflect in the financial statements, using historical experience and all available information. The Company also uses the assistance of outside experts where appropriate. The Company applies estimation methodologies consistently from year to year.

The Company believes the following are the critical accounting policies which could have the most significant effect on the Company's reported results and require subjective or complex judgments by management.

Sales Recognition. Sales are recorded when all of the following have occurred: an agreement of sale exists, the product has been delivered according to the terms of the sales order, title has been transferred and collection is reasonably assured. Management is required to make judgments about whether or not collection is reasonably assured. We may reduce revenue with reserves for sales returns. Allowances, which are recorded at the time revenue is recognized, are based upon historical sales returns. We did not include a sales return provision at December 31, 2011 and 2010 because our historical experience with sales returns leads us to conclude that no allowance for sales returns is necessary.

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

Goodwill and Intangible Assets. Goodwill is not amortized, but instead goodwill and indefinite lived assets are required to be tested for impairment annually and under certain circumstances. The Company performs such testing of goodwill in the fourth quarter of each year at year end, or as events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. During the fourth quarter of 2011, the Company early adopted new accounting guidance which simplifies goodwill impairment testing. The new accounting guidance allows the Company to conduct an assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, it then conducts a two-step test for impairment of goodwill. The first step of the test for goodwill impairment compares the fair value of the applicable reporting unit with its carrying value. The Company conducts the test for impairment of goodwill at the reporting unit level. The Company’s reporting units engage in business activities for which discrete financial information is available. The Company’s reporting units are: Advanced Ceramic Operations, VIOX, Thermo Materials, ESK Ceramics, and Boron. Fair value is determined using a discounted cash flow method and/or prevailing earnings multiples for each reporting unit. The use of discounted cash flows requires the use of various economic, market and business assumptions in developing the Company’s internal forecasts, the useful life over which cash flows will occur, and determination of the Company’s weighted average cost of capital that reflect the Company’s best estimates when performing the annual impairment test.

If the fair value of a reporting unit is less than the reporting unit’s carrying value, the Company will perform the second step of the test for impairment of goodwill. During the second step of the test for impairment of goodwill, the Company will compare the implied fair value of the reporting unit’s goodwill with the carrying value of that goodwill. If the carrying value of the goodwill exceeds the calculated implied fair value, the excess amount will be recognized as an impairment loss. We believe the methods we use to determine these underlying assumptions and estimates are reasonable. However, our assumptions and estimates may differ significantly from actual results, or circumstances could change in the future which may then cause us to later conclude that an impairment exists, or with hindsight, it may appear that we could have understated the extent of impairment based on new information that was unknown at the prior testing date. We may incur a goodwill impairment charge in the future, if for example, the market price of our stock materially declines, if the financial results of our operations deteriorate or other circumstances require an impairment charge. Intangible assets with definite lives are amortized over their estimated useful lives based on the economic consumption method.

During the fourth quarter of 2011, the Company observed a continuing sharp contraction in the solar industry, which is a material part of the VIOX reporting unit business that the Company believed would negatively impact its current and future business performance. In performing the step one analysis, the Company used a discounted cash flow analysis which reflected estimates of cash flows which had decreased significantly since those estimated at the time of the VIOX acquisition in January 2011. Accordingly, as of December 31, 2011, the VIOX reporting unit failed step one of the impairment test.   The Company performed step two of the impairment test which resulted in no implied value of goodwill for VIOX.  Accordingly the Company recognized a charge for goodwill impairment of $7.8 million during 2011.

    Pension. The Company provides pension benefits to its employees of its subsidiaries of ESK Ceramics and Ceradyne Boron Products. For the pension plans of both subsidiaries, we make several assumptions that are used in calculating the expense and liability of the plans. These key assumptions include the expected long-term rate of return on plan assets and the discount rate. In selecting the expected long-term rate of return on assets, we consider the average future rate of earnings expected on the funds invested or to be invested to provide for the benefits under the pension plans. This includes considering the plans’ asset allocations and the expected returns likely to be earned over the life of this plan. A hypothetical 50 basis point change in the expected long-term rate of return on assets would not be material. The discount rate reflects the estimated rate at which an amount that is invested in a portfolio of high-quality debt instruments would provide the future cash flows necessary to pay benefits when they come due. A hypothetical 50 basis point change in the discount rate would change the pension obligation by approximately $2.2 million. The impact on pension expense from a hypothetical 50 basis point change in the discount rate would not be material. In addition the expense and liabilities of the plan were determined using other assumptions for future experience, such as mortality rates. The actuarial assumptions used by us may differ materially from actual results due to changing market and economic conditions or longer or shorter life spans of the participants. Our actual results could differ materially from those we estimated, which could require us to record a greater amount of pension expense.

Recent Accounting Pronouncements

Please refer to Note 2 of the Notes to Consolidated Financial Statements for recent accounting pronouncements which could have an impact on our consolidated financial statements and related disclosures.

    ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio and our debt. We have not used derivative financial instruments in our investment portfolio. We place our investments with high-quality issuers and, by policy, limit the amount of credit exposure to any one issuer. We protect and preserve our invested funds by limiting default, market and reinvestment risk. Our investments in marketable securities consist primarily of high-grade corporate and government securities with maturities of less than two years. Investments purchased with an original maturity of three months or less are considered cash equivalents. Our long term investments at December 31, 2011, included $15.0  million of auction rate securities, net of a pre-tax temporary impairment charge of $3.0 million against accumulated other comprehensive income and a pre-tax other than temporary impairment charge of $4.7 million against earnings.

The Company’s investments in auction rate securities represent interests in insurance securitizations collateralized by pools of residential and commercial mortgages, asset backed securities and other structured credits relating to the credit risk of various bond guarantors that mature at various dates from June 2021 through July 2052. These auction rate securities were intended to provide liquidity via an auction process which is scheduled every 28 days, that resets the applicable interest rate, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. Interest rates are capped at a floating rate of one month LIBOR plus additional spread ranging from 1.25% to 4.00% depending on prevailing rating. During the second half of the year 2007, through December 31, 2011, the auctions for these securities failed. As a result of current negative conditions in the global credit markets, auctions for our investment in these securities are inactive. Consequently, the investments are not currently liquid through the normal auction process and may be liquidated if a buyer is found outside the auction process. Although the auctions have failed and are currently inactive, the Company continues to receive underlying cash flows in the form of interest income from the investments in auction rate securities. As of December 31, 2011, the fair value of the Company’s investments in auction rate securities was below cost by approximately $7.8 million. The fair value of the auction rate securities has been below cost for more than two years.

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

Based on the information included in prospectuses and other data compiled for each of the auction rate securities for the years ended December 31, 2011 and 2010, we determined that the decline in fair values of the put right securities and credit derivative product company securities categories were other-than-temporary. This determination considered the terms of guarantees associated with the securities, the quality of the underlying collateral, external ratings and other relevant available market information compiled with the assistance of the third party investment banking firm. Quantitative data reviewed and analyzed by us also indicated that the cumulative probability of default at some point in the future was more than 30% for the insurance wrapped company securities at the high end of the value range as of December 31, 2011. We believed it was probable that we would collect all contractual cash flows and the carrying value of the securities in the insurance wrapped category as of December 31, 2011 was determined to be recoverable based on the valuation of the securities which considered the terms of certain guarantees, quality of underlying collateral, external ratings and other relevant market information.

For the quarter ended June 30, 2009, we adopted new accounting guidance issued by the FASB Staff on the effective date of April 1, 2009. In accordance with the new guidance, when an other-than-temporary impairment has occurred, the amount of the other-than-temporary impairment recognized in earnings depends on whether an entity intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss. Based on our evaluation of the auction rate securities as of December 31, 2011, we determined that it was more likely than not that we would be required to sell the put right securities before recovery of our amortized cost, accordingly, we recognized other-than-temporary impairment charges for the decline in fair value during the year ended December 31, 2011.

In addition to the above, during the year ended December 31, 2011, we also recognized an other-than-temporary impairment charge for the credit risk associated with the insurance wrapped securities. In determining whether a credit loss existed, we used our best estimate of the present value of cash flows expected to be collected from the debt security. We then discounted the expected cash flows at the effective interest rate implicit in the security at the date of acquisition. The difference between the present value of the cash flows expected to be collected and amortized cost represented the impairment charge for credit risk. We believe that the carrying value of the securities in the insurance wrapped category, after the adjustment for credit risk, as of December 31, 2011 was determined to be recoverable based on the valuation of the securities which considered the terms of certain guarantees, quality of underlying collateral, external ratings and other relevant market information.

We classify all of our investments as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported in a separate component of stockholders’ equity. Average maturity of our investment portfolio is 413 days; therefore, the movement of interest rates should not have a material impact on our balance sheet or income statement.

At any time, a significant increase/decrease in interest rates will have an impact on the fair market value and interest earnings of our investment portfolio. We do not currently hedge this interest rate exposure. We have performed a sensitivity analysis as of December 31, 2011 and 2010, using a modeling technique that measures the change in the fair values arising from a hypothetical 50 basis points and 100 basis points adverse movement in the levels of interest rates across the entire yield curve, which are representative of historical movements in the Federal Funds Rate with all other variables held constant. The analysis covers our investment and is based on the weighted-average maturity of our investments as of December 31, 2011 and 2010. The sensitivity analysis indicated that a hypothetical 50 basis points adverse movement in interest rates would result in a loss in the fair values of our investment instruments of approximately $1.0 million at December 31, 2011 and approximately $1.1 million at December 31, 2010. Similarly a hypothetical 100 basis points adverse movement in interest rates would result in a loss in the fair values of our investments of approximately $2.0 million at December 31, 2011 and approximately $2.2 million at December 31, 2010.

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

Changes in Internal Control over Financial Reporting

Our management evaluated our internal control over financial reporting and there have been no changes during the fiscal quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment, we have concluded that, as of December 31, 2011, our internal control over financial reporting was effective based on those criteria.

Ceradyne’s independent registered public accounting firm, PricewaterhouseCoopers LLP, issued a report on the effectiveness of our internal control over financial reporting as of December 31, 2011, which appears herein.

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

10.1*	Ceradyne, Inc. 1994 Stock Incentive Plan. Incorporated herein by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

10.2*	Amendment No. 1 to the Ceradyne, Inc. 1994 Stock Incentive Plan. Incorporated herein by reference to Exhibit 4.2 to Registrant’s Registration Statement on Form S-8 (File No. 33-61675).

10.3*
Amendment No. 2 to the Ceradyne, Inc. 1994 Stock Incentive Plan. Incorporated herein by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

10.4*	Amendment No. 3 to the Ceradyne, Inc. 1994 Stock Incentive Plan. Incorporated herein by reference to Exhibit 4.4 to Registrant’s Registration Statement on Form S-8 (File No. 333-31679).

10.5*
Amendment No. 4 to the Ceradyne, Inc. 1994 Stock Incentive Plan. Incorporated herein by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

10.6*
Amendment No. 5 to the Ceradyne, Inc. 1994 Stock Incentive Plan. Incorporated herein by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

Exhibit Number	Description

10.7*	Amendment No. 6 to the Ceradyne, Inc. 1994 Stock Incentive Plan. Incorporate herein by reference to Exhibit 4.7 to the Registrant’s Registration Statement on Form S-8 (File No. 333-64094).

10.8*	Amendment No. 7 to the Ceradyne, Inc. 1994 Stock Incentive Plan. Incorporated herein by referenced to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.

10.9*
Ceradyne, Inc. 2003 Stock Incentive Plan, as Amended and Restated as of March 23, 2010. Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K Current Report dated June 8, 2010, filed with the Commission on June 11, 2010.

10.10*
Form of Stock Option Agreement for use under the 2003 Stock Incentive Plan. Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form 8-K Current Report dated May 23, 2005, filed with the Commission on May 26, 2005.

10.11*
Form of Restricted Stock Unit Award Agreement for use under the 2003 Stock Incentive Plan. Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Form 8-K Current Report dated May 23, 2005, filed with the Commission on May 26, 2005.

10.12*	Clawback Policy, as adopted June 8, 2010. Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form 8-K Current Report dated June 8, 2010, filed with the Commission on June 11, 2010.

10.13*
Change in Control and Severance Agreement, dated March 11, 2011, between Ceradyne, Inc. and Joel P. Moskowitz. Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K Current Report dated March 11, 2011, filed with the Commission on March 17, 2011.

10.14*
Change in Control and Severance Agreement, dated March 11, 2011, between Ceradyne, Inc. and Jerrold J. Pellizzon. Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form 8-K Current Report dated March 11, 2011, filed with the Commission on March 17, 2011.

10.15*
Change in Control and Severance Agreement, dated March 11, 2011, between Ceradyne, Inc. and David P. Reed. Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Form 8-K Current Report dated March 11, 2011, filed with the Commission on March 17, 2011.

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

*Each of these exhibits consitutes a management contract, compensatory plan, or arrangement.

CERADYNE, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Board of Directors and Stockholders of Ceradyne, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index appearing under Part IV, Item 15(a), present fairly, in all material respects, the financial position of Ceradyne, Inc. and its subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Orange County, California
February 16, 2012

CERADYNE, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except for share data)

	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$50,275	$53,436
Short term investments	224,772	192,860
Accounts receivable, net of allowances for doubtful accounts of $1,547 and $685 in 2011 and 2010, respectively	73,646	53,019
Other receivables	6,040	17,553
Inventories	117,273	94,258
Production tooling, net	11,792	10,037
Prepaid expenses and other	43,860	38,653
Deferred tax asset	5,782	6,808
Total current assets	533,440	466,624

Property, plant and equipment, net	243,376	243,681
Long term investments	15,026	26,187
Intangible assets, net	100,690	83,475
Goodwill	42,926	43,219
Other assets	12,673	2,127
Total assets	$948,131	$865,313

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$29,191	$25,738
Accrued expenses and other liabilities	30,470	24,603
Income taxes payable	5,331	1,869
Short-term debt	89,294	-
Total current liabilities	154,286	52,210

Long-term debt	-	85,599
Employee benefits	24,462	22,269
Other long term liabilities	37,224	41,902
Deferred tax liability	23,461	11,124
Total liabilities	239,433	213,104

Commitments and contingencies (Note 7)

Stockholders’ equity:
Common Stock, $0.01 par value: 100,000,000 authorized; 24,175,051 and 24,713,126 shares issued and outstanding at December 31, 2011 and 2010, respectively	242	247
Additional paid in capital	121,940	141,973
Retained earnings	583,420	499,532
Accumulated other comprehensive income	3,096	10,457
Total stockholders’ equity	708,698	652,209
Total liabilities and stockholders’ equity	$948,131	$865,313

The accompanying notes are an integral part of these consolidated statements

CERADYNE, INC.

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except for share data)

	Years ended December 31,
	2011	2010	2009

Net sales	$571,982	$402,938	$400,575
Cost of product sales	365,337	295,078	298,956
Gross profit	206,645	107,860	101,619
Operating expenses:
Selling, general and administrative	74,325	61,940	65,643
Research and development	12,446	11,692	12,258
Restructuring – plant closure and severance	914	3,505	12,924
Acquisition related (credit) charge	(17,298)	1,567	(768)
Goodwill impairment	7,797	-	3,832
Total operating expenses	78,184	78,704	93,889

Operating income	128,461	29,156	7,730
Other income (expense)
Interest income	3,991	5,355	4,091
Interest expense	(6,620)	(6,247)	(7,119)
Gain on early extinguishment of debt	-	-	1,881
Gain (loss) on auction rate securities	630	(978)	(5,187)
Miscellaneous, net	1,494	1,085	(979)
	(505)	(785)	(7,313)
Income before provision (benefit) for income taxes	127,956	28,371	417
Provision (benefit) for income taxes	44,068	(905)	(8,098)
Net income	$83,888	$29,276	$8,515
Net income per common share:
Basic	$3.41	$1.16	$0.33
Diluted	$3.38	$1.15	$0.33
Shares used in computing per common share amounts:
Basic	24,614	25,191	25,684
Diluted	24,786	25,370	25,802

The accompanying notes are an integral part of these consolidated statements

CERADYNE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(In thousands, except for share data)

	Common Stock
	Number of Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance, December 31, 2008	25,830,374	$163,550	$461,741	$13,703	$638,994
Comprehensive income:
Net income	-	-	8,515	-	8,515
Net unrealized gain on available-for-sale securities	-	-	-	3,612	3,612
Net change in pension liability	-	-	-	(936)	(936)
Cumulative translation adjustment	-	-	-	5,149	5,149
Total comprehensive income	-	-	-	-	16,340
Impact of repurchase of convertible debt	-	(829)			(829)
Issuance of common stock	129,131	944	-	-	944
Repurchases and retirements of common stock	(567,000)	(9,753)	-	-	(9,753)
Exercise of stock options	8,500	33	-	-	33
Tax benefit from exercise of stock options	-	149	-	-	149
Stock based compensation	-	3,839	-	-	3,839
Balance, December 31, 2009	25,401,005	$157,933	$470,256	$21,528	$649,717
Comprehensive income:
Net income	-	-	29,276	-	29,276
Net unrealized gain on available-for-sale securities	-	-	-	79	79
Net change in pension liability	-	-	-	(782)	(782)
Cumulative translation adjustment	-	-	-	(10,368)	(10,368)
Total comprehensive income	-	-	-	-	18,205
Issuance of common stock	140,755	319	-	-	319
Repurchases and retirements of common stock	(854,134)	(19,766)	-	-	(19,766)
Exercise of stock options	25,500	362	-	-	362
Tax shortfall from exercise of stock options	-	(472)	-	-	(472)
Stock based compensation	-	3,844	-	-	3,844
Balance, December 31, 2010	24,713,126	$142,220	$499,532	$10,457	$652,209
Comprehensive income:
Net income	-	-	83,888	-	83,888
Net unrealized loss on available-for-sale securities	-	-	-	(3,035)	(3,035)
Net change in pension liability	-	-	-	(1,591)	(1,591)
Cumulative translation adjustment	-	-	-	(2,735)	(2,735)
Total comprehensive income	-	-	-	-	76,527
Issuance of common stock	304,859	851	-	-	851
Repurchases and retirements of common stock	(842,934)	(25,775)	-	-	(25,775)
Tax benefit from exercise of stock options	-	740	-	-	740
Stock based compensation	-	4,146	-	-	4,146
Balance, December 31, 2011	24,175,051	$122,182	$583,420	$3,096	$708,698

The accompanying notes are an integral part of these consolidated statements

CERADYNE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years ended December 31
	2011	2010	2009
Cash flows from operating activities:
Net income	$83,888	$29,276	$8,515
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,750	36,148	35,146
Amortization of bond premium	985	620	-
Non cash interest expense on convertible debt	3,695	3,436	3,643
Gain on early extinguishment of debt	-	-	(1,881)
Payments of accreted interest on repurchased convertible debt	-	-	(2,957)
Deferred income taxes	16,209	9,773	(1,572)
Stock compensation	4,146	3,844	3,839
(Gain) losses on auction rate securities	(630)	978	5,187
Losses on other securities	80	328	-
Goodwill impairment	7,797	-	3,832
Loss on equipment disposal	382	2,992	514
Changes in operating assets and liabilities, net of assets acquired:
Accounts receivable, net	(18,038)	814	12,170
Other receivables	11,875	(1,724)	(5,973)
Inventories	(21,284)	(611)	2,513
Production tooling, net	3,640	1,952	2,587
Prepaid expenses and other	(19,557)	(18,541)	3,731
Accounts payable and accrued expenses	8,702	1,789	3,946
Income tax payable	2,932	1,193	(213)
Other long term liability	(17,048)	2,280	(7,357)
Employee benefits	2,168	1,588	2,103
Net cash provided by operating activities	108,692	76,135	67,773
Cash flows from investing activities:
Purchases of property, plant and equipment	(31,262)	(44,220)	(14,534)
Changes in restricted cash	-	3,130	(428)
Purchases of marketable securities	(78,622)	(122,927)	(179,194)
Proceeds from sales and maturities of marketable securities	52,466	39,489	73,170
Acquisition of businesses, net of cash acquired	(27,673)	-	(9,654)
Proceeds from sale of equipment	1,781	969	72
Net cash used in investing activities	(83,310)	(123,559)	(130,568)
Cash flows from financing activities:
Proceeds from issuance of stock due to exercise of stock options	1,163	362	33
Tax benefit due to exercise of stock options	740	(472)	149
Shares repurchased and retired	(25,775)	(19,766)	(9,753)
Reduction on long term debt	-	-	(20,239)
Net cash used in financing activities	(23,872)	(19,876)	(29,810)
Effect of exchange rates on cash and cash equivalents	(4,671)	(1,418)	(523)
Decrease in cash and cash equivalents	(3,161)	(68,718)	(93,128)
Cash and cash equivalents, beginning of period	53,436	122,154	215,282
Cash and cash equivalents, end of period	$50,275	$53,436	$122,154
Supplemental disclosures of cash flow information:
Interest paid	$2,709	$3,251	$2,952
Income taxes paid	$23,685	$820	$733
Supplemental schedule of non-cash financing activities:
Fulfillment of 401(k) obligations through the issuance of stock	$1,499	$1,319	$1,507

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

d. Foreign Exchange Risk Management

The Company measures the financial statements of its foreign subsidiaries using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the exchange rate on the balance sheet date. Revenues, costs and expenses are translated at the rates of exchange prevailing during the year. Translation adjustments resulting from this process are included in stockholders’ equity. Net results from foreign currency transactions for the years ended December 31, 2011, 2010 and 2009 were a $0.4 million gain, a $2.1 million gain and a $0.5 million loss, respectively, and are included in other income, miscellaneous.

The Company enters into foreign exchange forward contracts to reduce earnings and cash flow volatility associated with foreign exchange rate changes to allow management to focus its attention on its core business operations. Accordingly, the Company enters into contracts which change in value as foreign exchange rates change to economically offset the effect of changes in value of foreign currency assets and liabilities, commitments and anticipated foreign currency denominated sales and operating expenses. The Company enters into foreign exchange forward contracts in amounts between minimum and maximum anticipated foreign exchange exposures, generally for periods not to exceed one year. These derivative instruments are not designated as accounting hedges. As of December 31, 2011, the Company had an outstanding forward exchange contract for 50.0 million Euros and a forward exchange contract for 108.8 million Indian Rupees. As of December 31, 2010, the Company had an outstanding forward exchange contract for 30 million Euros.

CERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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

The following are changes in the allowance for doubtful accounts for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	Balance at Beginning of Year	Additions	Write-offs and Recoveries	Balance at End of Year
December 31, 2011	$685	$1,091	$229	$1,547
December 31, 2010	$851	$260	$426	$685
December 31, 2009	$686	$740	$575	$851

f. Inventories

Inventories are stated at the lower of cost (determined on a standard cost basis which approximates first-in, first-out (FIFO) or market. The write-down of inventory for obsolete items is based on management’s estimate of the amount considered obsolete based on specific reviews of inventory items. In estimating the write-down, management relies on its knowledge of the industry as well as its current inventory levels. The amounts the Company will ultimately realize could differ from amounts estimated by management. Inventory costs include the cost of material, labor and manufacturing overhead. The following is a summary of inventories by component (in thousands):

	December 31,
	2011	2010
Raw materials	$8,533	$9,459
Work-in-process	65,645	49,825
Finished goods	43,095	34,974
	$117,273	$94,258

g. Production Tooling

The Company’s production tooling primarily consists of graphite tooling used in the manufacturing and furnace processes. This tooling is being amortized over three to nine months and is included in the cost of the products produced and expensed through cost of product sales in the income statement. The production tooling expense for the years ended December 31, 2011 and 2010 was $23.5 million and $12.4 million, respectively.

h. Property, Plant and Equipment, Net

Property, plant and equipment is recorded at cost and consists of the following (in thousands):

	December 31,
	2011	2010
Land and land improvements	$18,550	$18,902
Buildings and improvements	117,961	97,076
Machinery and equipment	233,702	209,334
Leasehold improvements	8,482	8,401
Office equipment	37,906	32,269
Construction in progress	11,961	37,286
	428,562	403,268
Accumulated depreciation and amortization	(185,186)	(159,587)
	$243,376	$243,681

CERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

    Depreciation and amortization of property, plant and equipment are provided using the straight-line method over the following estimated useful lives:

Buildings and improvements	30 years

Machinery and equipment	3 to 12 years

Office equipment	3 to 5 years

Leasehold improvements	Shorter of 10 years or the term of lease

Maintenance, repairs and minor renewals are charged to expense as incurred. Repairs and maintenance expense approximated $11.2 million, $10.8 million, and $10.9 million in 2011, 2010, and 2009, respectively. Additions and improvements are capitalized. When assets are disposed of, the applicable costs and accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is included in the results of operations. Depreciation expense was approximately $32.0 million, $30.4 million, and $34.6 million in 2011, 2010, and 2009, respectively.

i. Goodwill and Intangible Assets, Net

Goodwill is not amortized, but instead goodwill and indefinite lived assets are required to be tested for impairment annually and under certain circumstances. The Company performs such testing of goodwill in the fourth quarter of each year at year end, or as events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. During the fourth quarter of 2011, the Company early adopted new accounting guidance which simplifies goodwill impairment testing. The new accounting guidance allows the Company to conduct an assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, it then conducts a two-step test for impairment of goodwill. The first step of the test for goodwill impairment compares the fair value of the applicable reporting unit with its carrying value. The Company conducts the test for impairment of goodwill at the reporting unit level. The Company’s reporting units engage in business activities for which discrete financial information is available. Fair value is determined using a discounted cash flow method and/or prevailing earnings multiples for each reporting unit. The use of discounted cash flows requires the use of various economic, market and business assumptions in developing the Company’s internal forecasts, the useful life over which cash flows will occur, and determination of the Company’s weighted average cost of capital that reflect the Company’s best estimates when performing the annual impairment test. However, the Company’s assumptions and estimates may differ significantly from actual results. If the fair value of a reporting unit is less than the reporting unit’s carrying value, the Company will perform the second step of the test for impairment of goodwill. During the second step of the test for impairment of goodwill, the Company will compare the implied fair value of the reporting unit’s goodwill with the carrying value of that goodwill. If the carrying value of the goodwill exceeds the calculated implied fair value, the excess amount will be recognized as an impairment loss.

Goodwill Impairment

During the second quarter of 2009, the Company determined that the demand for its Boral® product line, which was a large part of the revenue of the Company’s operations in Canada, which formerly was classified as the Ceradyne Canada operating segment, but which now is included in the Boron operating segment (see Note 8), continued to decline due to competitive market forces causing a decline in demand for this product line and that this condition required a goodwill impairment test before the annual test for this reporting unit. To complete the test for impairment, the Company utilized several valuation techniques in making the determination, including a discounted cash flow methodology, which requires the forecasting of cash flows and requires the selection of discount rates. Management used available information to make these fair value estimates, including discount rates, commensurate with the risks relevant to the Company's business. Based on the goodwill impairment test performed on the Ceradyne Canada reporting unit, the Company recorded a $3.8 million impairment charge, which was recognized during the second quarter of 2009.

CERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The valuation methodologies and the underlying financial information that are used to determine fair value require significant judgments to be made by management. These judgments include, but are not limited to, long-term projections of future financial performance, terminal growth rate and the selection of an appropriate discount rate used to calculate the present value of the estimated future cash flows. The long-term projections used in the valuation were developed as a part of the Company’s annual budgeting and forecasting process. The discount rate used in the valuation was selected based upon an analysis of comparable companies and included adjustments made to account for the Company’s specific attributes such as size and industry. During the fourth quarter of 2011, the Company observed a continuing sharp contraction in the solar industry, which is a material part of the VIOX reporting unit business that the Company believed would negatively impact its current and future business performance. In performing the step one analysis, the Company used a discounted cash flow analysis which reflected estimates of cash flows which had decreased significantly since those estimated at the time of the VIOX acquisition in January 2011. Accordingly, as of December 31, 2011, the VIOX reporting unit failed step one of the impairment test.   The Company performed step two of the impairment test which resulted in no implied value of goodwill for VIOX.  Accordingly the Company recognized a charge for goodwill impairment of $7.8 million during 2011.

The roll forward of the goodwill balance by segment for the years ended December 31, 2011 and 2010 is as follows (in thousands):

	ACO	Thermo	ESK	Boron	Total

Goodwill	$5,311	$10,331	$9,987	$22,083	$47,712
Accumulated impairment losses	-	-	-	(3,832)	(3,832)
Balance at December 31, 2009	5,311	10,331	9,987	18,251	43,880
Translation and other	-	-	(661)	-	(661)
Goodwill	5,311	10,331	9,326	22,083	47,051
Accumulated impairment losses	-	-	-	(3,832)	(3,832)
Balance at December 31, 2010	5,311	10,331	9,326	18,251	43,219
Acquisition of VIOX	7,797				7,797
Goodwill impairment	(7,797)				(7,797)
Translation and other	-	-	(293)	-	(293)
Goodwill	$13,108	10,331	9,033	22,083	54,555
Accumulated impairment losses	(7,797)	-	-	(3,832)	(11,629)
Balance at December 31, 2011	$5,311	$10,331	$9,033	$18,251	$42,926

Intangible assets with definite lives are amortized over their estimated useful lives based on the economic consumption method.  The components of intangibles assets were as follows (in thousands):

	December 31, 2011			December 31, 2010
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Amortizing Intangible Assets
Backlog	$1,808	$1,808	$-	$1,826	$1,826	$-
Developed technology	70,590	7,233	63,357	50,530	5,387	45,143
Trade name	4,110	698	3,412	1,110	571	539
Customer relationships	47,604	16,212	31,392	47,604	12,087	35,517
Non-compete agreement	1,100	775	325	500	500	-
Non-amortizing tradename	2,204	-	2,204	2,276	-	2,276
Total	$127,416	$26,726—	$100,690	$103,846	$20,371—	$83,475

CERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amortization of definite-lived intangible assets will be approximately $9,806 in 2012, $9,023 in 2013, $12,114 in 2014 and $15,384 in 2015. Amortization expense was $6,465  in 2011, $5,676 in 2010 and $4,749 in 2009.

All of the intangible assets were acquired in the years 2004 through 2011 (see Note 3).

The estimated useful lives for intangible assets are:

Identified Intangible Asset	Estimated Useful Life in Years or Months
Developed technology	10 years –12.5 years
Tradename	10 years
Customer relationships	10 years – 12.5 years
Backlog	1 month – 3 months
Non-compete agreement	15 months

j. Other Assets

Other assets primarily consist of precious metals, primarily platinum and rhodium, that are used as molds in the Company’s production of specialty glass products and small amounts are consumed in the production process. The molds are periodically refurbished to maintain their metallurgical qualities required in the production process. In connection with the refurbishment process, approximately 5-10% of the platinum per mold is replaced per year and expensed. The Company expensed $0.7 million during the year ended December 31, 2011 to refurbish platinum molds. There was no expense in 2010 because this expense is associated with VIOX Corporation, who we acquired in January 2011.

k. Accrued expenses

The following is a summary of the accrued expenses at December 31, 2011 and 2010, respectively (in thousands):

	December 31, 2011	December 31, 2010
Payroll and benefits	$18,107	$16,051
Workers compensation reserve	3,642	3,469
Foreign currency contract settlements	4,314	-
Purchase price liability, current portion	-	1,205
Professional fees	969	919
Property and value added taxes	497	947
Other	2,941	2,012
	$30,470	$24,603

l. Sales Recognition

Sales are recorded when all of the following have occurred: an agreement of sale exists, the price is fixed and determinable, the product has been delivered according to the terms of the sales order and collection is reasonably assured. Management is required to make judgments about whether or not collection is reasonably assured. The Company reduces revenue with allowances for sales returns.  Allowances for sales returns, which are recorded at the time revenue is recognized, are based upon historical sales returns which are minimal and immaterial. There were allowances for sales returns of $0.2 million as of December 31, 2011 and none as of December 31, 2010. The amount is immaterial since the Company typically does not experience a significant amount of sales returns from year to year because most of its products are produced and sold on a made to order basis. Therefore, as of December 31, 2011 and 2010, the Company did not anticipate any material sales returns for products shipped to customers.

CERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

m. Net Income Per Share

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

The following is a summary of the number of shares entering into the computation of net income per common and common equivalent share:

	December 31,
	2011	2010	2009
Weighted average number of shares outstanding	24,613,825	25,190,985	25,683,963
Dilutive stock options	125,462	179,244	118,281
Dilutive restricted stock units	46,819	-	-
Number of shares used in dilutive computation	24,786,106	25,370,229	25,802,244

Potentially dilutive shares representing 163,620 shares,192,982 shares and 363,924 shares for 2011, 2010 and 2009, respectively, were excluded from the computation of diluted earnings per common share for these periods because their effect would have been anti-dilutive.

n. Accounting for Long-Lived Assets

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

o. Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

p. Research and Development

Costs associated with research and development were $12.4 million, $11.7 million, and $12.3 million for years ended December 31, 2011, 2010 and 2009, respectively. In addition, the Company historically has and continues to engage in application engineering and internally funded research to improve and reduce the cost to manufacture existing products, which is reflected in cost of sales and to develop new products which is expensed to research and development.

CERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

q. Income Taxes

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

r. Share-Based Compensation

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

s. Comprehensive Income

Comprehensive income encompasses all changes in equity other than those arising from transactions with stockholders, and consists of net income, currency translation adjustments, pension liability changes and unrealized net gains and losses on investments classified as available-for-sale. As of December 31, 2011, 2010 and 2009, accumulated other comprehensive income is as follows (in thousands):

	December 31,
	2011	2010	2009
Unrealized gain (loss) on available-for-sale securities, net	$(4,947)	$(1,912)	$(1,991)
Net change in pension liability	(6,432)	(4,841)	(4,059)
Cumulative translation adjustment	14,475	17,210	27,578
	$3,096	$10,457	$21,528

The tax effect related to the change in unrealized gain (loss) on available-for-sale securities was $1.9 million, $3.3 million and $(2.4) million in 2011, 2010 and 2009, respectively.  The tax effect related to the net change in pension liability was $0.8 million, $345,000 and $301,000 in 2011, 2010 and 2009, respectively.

t. Fair Value Measurements

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

CERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

    For recognition purposes, on a recurring basis, the Company measures available for sale short-term and long-term investments at fair value. The fair value of the following investments is determined using quoted prices in active markets (Level 1):

	Level 1 Investments at December 31, 2011
(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short term investments:
Investment funds – debt securities	$220,778	$30	$(4,881)	$215,927
Corporate bonds	8,851	1	(7)	8,845
Total short term investments	$229,629	$31	$(4,888)	$224,772
	Level 1 Investments at December 31, 2010
(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short term investments:
Investment funds – debt securities	$172,081	$379	$(998)	$171,462
Corporate bonds	21,437	19	(58)	21,398
Total short term investments	$193,518	$398	$(1,056)	$192,860
Long term investments:
Corporate bonds	$10,384	$18	$(4)	$10,398

          The fair value of long-term investments in auction rate securities is based on a Level 3 valuation technique that includes the present value of future cash flows (principal and interest payments), review of the underlying collateral, and considers relevant probability weighted and risk adjusted observable inputs and minimizes the use of unobservable inputs. The fair values of auction rate securities at December 31, 2011 and December 31, 2010 were $15.0 million and $15.8 million, respectively.

On April 1, 2009, the Company adopted new recognition principles for additional guidance to provide greater clarity about the credit and noncredit component of an other-than-temporary impairment event. Adoption of the new recognition principles resulted in a pre-tax other-than-temporary impairment charge of $2.9 million in 2009. This other-than-temporary impairment adjustment related to the credit risk component of certain auction rate securities which were previously recognized in other comprehensive income prior to the adoption of the new recognition principles. Total other than temporary impairment losses from auction rate securities were $1.0 million in 2010 and $5.2 million in 2009. The Company recognized a gain from the sale of auction rate securities of $0.6 million in 2011. The Company also recognized pre-tax temporary gains (losses) of ($0.8) million in 2011, $211,000 in 2010 and $6.1 million in 2009 which have been recorded in other comprehensive income due to temporary changes in the value of its investments in auction rate securities.

Cumulatively to date, the Company has incurred $4.7 million in pre-tax charges due to other-than-temporary reductions in the value of its investments in auction rate securities, realized losses of $8.8 million from sales of auction rate securities and pre-tax temporary impairment charges of $3.0 million reflected in other comprehensive income. The Company’s investments in auction rate securities represent interests in insurance securitizations collateralized by pools of residential and commercial mortgages, asset backed securities and other structured credits relating to the credit risk of various bond guarantors that mature at various dates from June 2021 through July 2052. These auction rate securities were intended to provide liquidity via an auction process which is scheduled every 28 days, that resets the applicable interest rate, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. Interest rates are capped at a floating rate of one month LIBOR plus additional spread ranging from 1.25% to 4.00% depending on prevailing rating. During the second half of the year 2007, through 2011, the auctions for these securities failed. As a result of current negative conditions in the global credit markets, auctions for the Company’s investment in these securities have recently failed to settle on their respective settlement dates. Consequently, the investments are not currently liquid through the normal auction process and may be liquidated if a buyer is found outside the auction process. Although the auctions have failed, the Company continues to receive underlying cash flows in the form of interest income from the investments in auction rate securities. As of December 31, 2011, the fair value of the Company’s investments in auction rate securities was below cost by approximately $7.8 million. The fair value of the auction rate securities has been below cost for more than one year.

CERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

    Beginning in the third quarter of 2008 and at December 31, 2011, the Company determined that the market for its investments in auction rate securities and for similar securities continued to be inactive since there were few observable or recent transactions for these securities or similar securities. The Company’s investments in auction rate securities were classified within Level 3 of the fair value hierarchy because the Company determined that significant adjustments using unobservable inputs were required to determine fair value as of December 31, 2011 and December 31, 2010.

An auction rate security is a type of structured financial instrument where its fair value can be estimated based on a valuation technique that includes the present value of future cash flows (principal and interest payments), review of the underlying collateral and considers relevant probability weighted and risk adjusted observable inputs and minimizes the use of unobservable inputs. Probability weighted inputs included the following:

•    Probability of earning maximum rate until maturity

•    Probability of passing auction at some point in the future

•    Probability of default at some point in the future (with appropriate loss severity assumptions)

The Company determined that the appropriate risk-free discount rate (before risk adjustments) used to discount the contractual cash flows of its auction rate securities ranged from 0.1% to 3.0%, based on the term structure of the auction rate security. Liquidity risk premiums are used to adjust the risk-free discount rate for each auction rate security to reflect uncertainty and observed volatility of the current market environment. This risk of nonperformance has been captured within the probability of default and loss severity assumptions noted above. The risk-adjusted discount rate, which incorporates liquidity risk, appropriately reflects the Company’s estimate of the assumptions that market participants would use (including probability weighted inputs noted above) to estimate the selling price of the asset at the measurement date.

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

CERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

    Assets measured at fair value on a recurring basis include the following as of December 31, 2011 and 2010 (in thousands):

	Fair Value Measurements at December 31, 2011 Using
(In thousands)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value at December 31, 2011
Cash equivalents	$50,275	$-	$-	$50,275
Short term investments:
Investment funds – debt securities	215,927	-	-	215,927
Corporate bonds	8,845	-	-	8,845
Total short term investments	224,772	-	-	224,772
Long term investments:
Auction rate securities	-	-	15,026	15,026
Corporate bonds	-	-	-	-
Total long term investments	-	-	15,026	15,026
Other long-term financial assets	655	-	-	655
Derivative financial instrument	$(925)	$-	$-	$(925)
	Fair Value Measurements at December 31, 2010 Using
(In thousands)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value at December 31, 2010
Cash equivalents	$53,436	$-	$-	$53,436
Short term investments:
Investment funds – debt securities	171,462	-	-	171,462
Corporate bonds	21,398	-	-	21,398
Total short term investments	192,860	-	-	192,860
Long term investments:
Auction rate securities	-	-	15,789	15,789
Corporate bonds	10,398	-	-	10,398
Total long term investments	10,398	-	15,789	26,187
Other long-term financial assets	1,335	-	-	1,335
Derivative financial instrument	$49	$-	$-	$49

Activity in long term investments (Level 3) was as follows (in thousands):

	Year Ended December 31,
	2011	2010
Balance at beginning of year	$15,789	$20,019
Proceeds from sale of auction rate securities	(630)	(3,463)
Realized gain included in net earnings	630	1,052
Unrealized loss included in net earnings	-	(2,030)
Unrealized gain (loss) included in other comprehensive income	(763)	211
Balance at end of year	$15,026	$15,789

CERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company is also required to test goodwill for impairment before the annual test if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount, such as a significant adverse change in the business climate. Goodwill in the VIOX reporting unit, which included in the ACO operating segment, with a carrying amount of $7.8 million was written down in full as there was no implied fair value as of December 31, 2011, the effective date of the impairment test, resulting in an impairment charge of $7.8 million, which was included in earnings during the fourth quarter of 2011. Goodwill in the Ceradyne Canada reporting unit segment, which included in the Boron operating segment, with a carrying amount of $3.8 million was written down in full as there was no implied fair value as of June 30, 2009, the effective date of the impairment test, resulting in an impairment charge of $3.8 million, which was included in earnings during the second quarter of 2009. There was no goodwill impairment charge in 2010.

For disclosure purposes, the Company is required to measure the fair value of outstanding debt on a recurring basis. The fair value of outstanding debt is determined using quoted prices in active markets. Long-term debt is reported at amortized cost. The fair value of long-term debt, based on quoted market prices, was $93.5 million at December 31, 2011 and $93.1 million at December 31, 2010. The carrying value of the Company’s unused line of credit is considered to approximate fair market value, as the interest rates of these instruments are based predominantly on variable reference rates.

The carrying value of accounts receivable and trade payables approximates the fair value due to their short-term maturities.

u. Recent Accounting Pronouncements

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

In December 2010, the FASB issued authoritative guidance that amended the disclosure requirements for supplementary pro forma related to business combinations. The amendments specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company adopted this guidance on January 1, 2011 and the amended disclosure requirements are included in the consolidated financial statements as applicable for the year ended December 31, 2011.

In May 2011, the FASB issued new guidance which changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between U.S. GAAP and International Financial Reporting Standards (“IFRS”). This new guidance also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This new guidance is to be applied prospectively. The Company anticipates that the adoption of this standard in the first quarter of 2012 will not materially expand its consolidated financial statement footnote disclosures.

CERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In September 2011, the FASB issued Accounting Standards Update No. 2011-09, “Compensation — Retirement Benefits — Multiemployer Plans (Subtopic 715-80),” (“ASU 2011-09”). ASU 2011-09 requires that employers provide additional separate disclosures for multiemployer pension plans and multiemployer other postretirement benefit plans. The additional quantitative and qualitative disclosures will provide users with more detailed information about an employer’s involvement in multiemployer pension plans. The Company adopted this standard and has expanded its footnote disclosures in the consolidated financial statements. This adoption did not have a material impact on its consolidated financial statements for the year ending December 31, 2011.

In September 2011, the FASB issued Accounting Standards Update No. 2011-08, “Intangibles — Goodwill and Other (Topic 350),” (“ASU 2011-08”). ASU 2011-08 allows entities to first assess qualitatively whether it is necessary to perform the two-step goodwill impairment test. If an entity believes, as a result of its qualitative assessment, that it is more likely than not that the fair value of a reporting period is less than its carrying amount, the quantitative two-step goodwill impairment test is required. An entity has the unconditional option to bypass the qualitative assessment and proceed directly to performing the first step of the goodwill impairment test. The Company adopted this standard and it did not have a material impact on its consolidated financial statements and footnote disclosures.

3. Acquisitions

Acquisition of VIOX Corporation

On January 3, 2011, the Company acquired 100% of Seattle, Washington based specialty glass company, VIOX Corporation (“VIOX”). The purchase price consists of $26.0 million in cash paid at closing, plus a post-closing adjustment of $1.7 million that was paid in March 2011. In addition, the Company is obligated to pay contingent consideration of up to a maximum of $22.0 million, based on VIOX achieving certain sales diversification and earnings targets during the 30-month period following the closing. As of the acquisition date, the estimated value of the contingent consideration was $11.5 million which was accrued as additional purchase consideration. During the fourth quarter of 2011, due to the sharp contraction in the solar industry which negatively impacted VIOX’ 2011 business performance and future prospects, the Company determined that VIOX would not achieve the sales diversification and earnings targets that were required for them to earn the contingent consideration during the specified period, accordingly, the contingent consideration of $11.5 million was recorded as a net credit in the consolidated statements of operations for the year ended December 31, 2011.

VIOX is a 40-year-old corporation that develops, manufactures and markets specialty glass compositions for a wide range of electronic, industrial and health care markets. The Company has recorded the purchase of VIOX using the acquisition method of accounting and recognized the assets acquired and liabilities assumed at their fair values as of the date of the acquisition. The results of operations of VIOX have been included in the Company's consolidated results of operations beginning with the date of the acquisition. The Company has made an election to treat the acquisition as an asset purchase for income tax purposes under Internal Revenue Code Section 338 (“Section 338 Election”). As a result of the Section 338 Election, the Company accrued an additional liability of $0.8 million which is payable to the former stockholders of VIOX.

This transaction has been accounted for under the acquisition method of accounting. Under this method, assets acquired and liabilities assumed are recorded at the date of acquisition at their respective fair values.

CERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The goodwill resulting from the VIOX acquisition is included with the Advanced Ceramic Operations segment and resulted primarily from intellectual property and other intangibles acquired that do not qualify for separate recognition. Based on an assessment of goodwill as of December 31, 2011, there was no implied value and accordingly, the total amount of goodwill of $7.8  million was impaired during the fourth quarter of 2011 (see Note 2.i above). For tax purposes, the goodwill will not be tax deductible.

As of January 3, 2011, the date of acquisition, the Company began to include the financial results of VIOX Corporation in the Advanced Ceramic Operations segment. VIOX sales amounted to $20.3 million in 2011.

The historical results of the operations acquired from VIOX were not material to the Company’s consolidated results of operations in current and prior periods. Therefore, proforma disclosures are not necessary.

CERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Acquisition of Assets of Diaphorm Technologies, LLC

On June 1, 2009, the Company acquired substantially all of the business and assets and all technology and intellectual property related to ballistic combat and non-combat helmets of Diaphorm Technologies, LLC (“Diaphorm”), based in Salem, New Hampshire. The purchase price consisted of $9.7 million in cash paid at closing, the assumption of $274,000 of liabilities, plus contingent consideration not to exceed $10 million over the next 5 years based upon performance milestones and revenues achieved during that period from Diaphorm’s existing products and new products developed using Diaphorm technology. The Company originally accrued contingent purchase consideration of $5.1 million based on probability weighted expected future cash flows as of the acquisition date. The Company accrued $1.1 million during 2011 and $1.6 million during 2010 to reflect the change in the probability weighted expected cash flows. The Company incurred transaction and related costs of approximately $340,000 which were expensed in 2009. Contingent consideration of $1.0 million, $0.3 million and $0.5 million was earned and paid in September 2009, September 2010 and August 2011, respectively. The acquisition has been accounted for under the purchase method of accounting. Under this method, assets acquired and liabilities assumed are recorded at the date of acquisition at their respective fair values. The goodwill resulting from the Diaphorm acquisition is included with the ACO segment and resulted primarily from intellectual property acquired. Goodwill will not be amortized but is subject to an ongoing assessment for impairment. The goodwill from the Diaphorm acquisition is tax deductible. The historical results of the operations acquired from Diaphorm were not material to the Company’s consolidated results of operations in current and prior periods.

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

The $1.7 million portion of the closing date consideration paid to SemEquip employees and advisors and a portion of the contingent consideration to be paid by Ceradyne over 15 years relates to a pre-closing commitment by SemEquip to pay incentive compensation to several of its employees and advisors. This incentive compensation will not increase the total consideration Ceradyne will pay for the acquisition, but it required Ceradyne to record a $9.8 million pre-tax compensation charge during the year ended December 31, 2008. The liability for the contingent incentive compensation is reevaluated each reporting period. Accordingly, the Company reduced the liability and recognized a corresponding non-cash credit of $0.8 million in the Consolidated Statements of Income during the year ended December 31, 2009. In November 2011, SemEquip entered into a non-exclusive licensing arrangement with a key customer which changed SemEquip’s business model and reduced expected future cash flows associated with the future contingent consideration. In connection with the license, SemEquip transferred the hardware related assets to the licensee and reduced its workforce which included production, research and development, and support staff in Billerica, Massachusetts.  Approximately half of the workforce was transitioned to the licensee.  Accordingly, the estimated liability associated with the incentive compensation plan was reduced by $6.9 million and has been reflected as a credit in acquisition related charges in the consolidated statements of operations for the year ended December 31, 2011.

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

CERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

    During the year ended December 31, 2009, the Company purchased an aggregate of $27.9 million principal amount of the Notes on the open market at a purchase price of $23.2 million. The carrying amount of the Notes purchased was $24.1 million and the estimated fair value of the Notes exclusive of the conversion feature was $21.8 million. The difference between the carrying amount of $24.1 million and the estimated fair value of $21.8 million was recognized as a gain of $2.3 million upon early extinguishment of debt, which was partially offset by write off of associated unamortized debt issuance costs of $392,000, resulting in a net gain of $1.9 million. The difference between the estimated fair value of $21.8 million and the purchase price of $23.2 million was $1.4 million and was charged to additional paid-in capital. The Company has $26.8 million remaining of the original $50.0 million authorization to repurchase and retire part of the outstanding Notes. Cash flow from operating activities in the statement of cash flows for the year ended December 31, 2009 includes $3.0 million of the purchase price that was attributable to the payment of accreted interest on the convertible debt discount and the remaining $20.2 million is presented as repayments of convertible debt in cash flow from financing activities. There were no repurchases during the years ended December 31, 2011 and December 2010.

As of December 31, 2011and 2010, long-term debt and the equity component (recorded in additional paid in capital, net of income tax benefit), determined in accordance with the accounting guidance for convertible debt, comprised the following (in thousands):

	December 31, 2011	December 31, 2010
Long-term debt
Principal amount	$93,100	$93,100
Unamortized discount	(3,806)	(7,501)
Net carrying amount	89,294	85,599
Current portion of long-term debt	89,294	-
Noncurrent portion of long-term debt	$-	$85,599

Equity component, net of income tax benefit	$16,399	$16,399

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

Interest expense on the Notes, excluding capitalized interest, for the years ended December 31, 2011, 2010 and 2009 included the following (in thousands):

	For the Years Ended December 31,
	2011	2010	2009
Contractual interest coupon	$2,676	$2,677	$3,058
Non-cash amortization of discount on the liability component	3,694	3,436	3,641
Non-cash amortization of debt issuance costs	380	364	399
	$6,750	$6,477	$7,098

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

CERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Notes contain put options, which may require the Company to repurchase in cash all or a portion of the Notes on December 15, 2012, December 15, 2015, December 15, 2020, December 15, 2025, and December 15, 2030 at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased plus accrued and unpaid interest, including contingent interest (as described below), if any, up to but excluding the repurchase date. The Company reclassified its long term debt consisting of its outstanding Notes, as short-term debt because the Note holders have the right to demand repayment on December 15, 2012.

The Company is obligated to pay contingent interest to the holders of the Notes during any six-month period from June 15 to December 14 and from December 15 to June 14, commencing with the six-month period beginning December 20, 2010 and ending on June 14, 2011, if the average trading price of the note for the five trading day period ending on the third trading day immediately preceding the first day of the relevant contingent interest period equals $1,200 (120% of the principal amount of a note) or more. The amount of contingent interest payable per note for any relevant contingent interest period shall equal 0.25% per annum of the average trading price of a note for the five trading day period ending on the third trading day immediately preceding the first day of the relevant contingent interest period. This contingent interest payment feature represents an embedded derivative. However, based on the de minimus value associated with this feature, no value has been assigned at issuance or at December 31, 2011. There has been no contingent interest obligation for any applicable six-month period through December 31, 2011.

On or prior to the maturity date of the Notes, upon the occurrence of a fundamental change, under certain circumstances, the Company will provide for a make whole amount by increasing, for the time period described herein, the conversion rate by a number of additional shares for any conversion of the Notes in connection with such fundamental change transactions. The amount of additional shares will be determined based on the price paid per share of Ceradyne’s common stock in the transaction constituting a fundamental change and the effective date of such transaction. This make whole premium feature represents an embedded derivative. Since this feature has no measurable impact on the fair value of the Notes and no separate trading market exists for this derivative, the value of the embedded derivative was determined to be de minimus. Accordingly, no value has been assigned at issuance or at December 31, 2011.

The Company utilizes a convertible bond pricing model and a probability weighted valuation model, as applicable, to determine the fair values of the embedded derivatives noted above.

In December 2005, the Company established an unsecured $10.0 million line of credit (“2005 LOC”) which will expire on May 1, 2014. As of December 31, 2011, there were no outstanding amounts on the 2005 LOC. However, the available line of credit at December 31, 2011 has been reduced by outstanding letters of credit in the aggregate amount of $4.2 million. The fixed interest rate on the 2005 LOC was 1.3% as of December 31, 2011. In June 2011, the Company established a separate unsecured $5.0 million line of credit (“2011 LOC”) that was increased to $7.0 million on December 19, 2011 and will mature on April 1, 2013. The Company expects to renew the 2011 LOC at that time for multiple years. As of December 31, 2011, there were no outstanding amounts on the 2011 LOC. However, the available line of credit at December 31, 2011 has been reduced by outstanding letters of credit in the aggregate amount of $1.9 million. The interest rate on the 2011 LOC was 1.3% as of December 31, 2011 which was based on the LIBOR rate for a period of one month, plus a margin of 1.0% percent. In the first quarter of 2012, the Company will finalize the transfer of the outstanding letters of credit under the 2005 LOC to the 2011 LOC and close the 2005 LOC.

Pursuant to the  line of credit agreements, the Company is subject to certain covenants, which include, among other things, the maintenance of specified minimum amounts of net income and liquidity. The Company was in compliance with all covenants at December 31, 2011.

CERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

 Pursuant to the 2005 LOC agreement, the Company is subject to certain covenants, which include, among other things, the maintenance of specified minimum amounts of net income and liquidity. The Company was in compliance with all covenants at December 31, 2011.

During the year ended December 31, 2010, the Company capitalized interest of approximately $445,000 in connection with the construction of its new manufacturing plant in Tianjin, China.

On February 16, 2012, the Company announced that our Board of Directors had declared our initial cash dividend in the amount of $0.15 per share of common stock, payable on March 20, 2012 to shareholders of record as of the close of business on March 6, 2012. It is the Company's current intention that it will declare and pay a similar cash dividend on a quarterly basis, although its Board reserves discretion to suspend or discontinue cash dividends at any time.

5. Income Taxes

The provision (benefit) for income taxes comprised the following for each of the years ended December 31 (in thousands):

	2011	2010	2009
Current, domestic	$17,060	$(15,663)	$(5,995)
Current, foreign	10,799	4,985	(531)
Current, total	27,859	(10,678)	(6,526)
Deferred, domestic	17,620	5,895	1,904
Deferred, foreign	(1,411)	3,878	(3,476)
Deferred, total	16,209	9,773	(1,572)
Provision (benefit) for income taxes	$44,068	$(905)	$(8,098)

The components of the Company’s deferred tax asset (liability) as of December 31, 2011 and 2010 are as follows (in thousands):

	December 31,
	2011	2010
Deferred tax asset:
Inventory	$4,452	$7,094
Vacation accrual	1,119	1,009
Bad debt allowance	366	235
Employee compensation	2,624	1,878
Foreign taxes	422	425
Other	415	638
Total current deferred tax asset, before valuation allowance	9,398	11,279
Valuation allowance	(441)	(717)
Current deferred tax asset, net of valuation allowance	$8,957	$10,562

Current deferred tax (liability):
State taxes	(2,442)	(3,093)
Prepaid expenses	(733)	(661)
Total current deferred tax (liability):	(3,175)	(3,754)
Net current deferred tax asset	$5,782	$6,808
Non current deferred tax assets:
Deferred compensation	$5,026	$4,000
Employee compensation	1,456	1,793
Acquisition related compensation	159	2,819
State taxes	674	808
Net operating loss carryforwards	12,202	18,155
Research credits	3,139	2,965
Unrealized investment loss	5,005	4,723
Pension liability	3,137	2,308
Capital loss carryforwards	3,344	1,908

CERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
	December 31,
	2011	2010
Foreign tax credit carryforwards	693	2,806
Asset writedowns and other	1,918	1,798
Total non current deferred tax assets	36,753	44,083
Valuation allowance	(4,372)	(4,301)
Non current deferred tax assets, net of valuation allowance	32,381	39,782

Non current deferred tax (liabilities):
Depreciation and amortization	(16,444)	(13,581)
Intangible asset step up	(21,394)	(19,971)
Convertible debt	(17,950)	(16,701)
Other	(54)	(653)
Total non current deferred tax (liabilities)	(55,842)	(50,906)
Net non current deferred tax (liability)	$(23,461)	$(11,124)

The Company had net operating loss ("NOL") carryforwards at December 31, 2011, of $24.5 million, $47.8 million and $1.7 million for federal, state and foreign income tax purposes, respectively. The federal and state NOL carryforwards were primarily attributable to the acquisition of SemEquip, Inc. in August 2008 and the foreign NOL carryforward was attributable to the Company’s second China plant which commenced production activities in 2011. The NOL carryforwards from the acquisition of SemEquip are subject to potential utilization restrictions on an annual basis as a result of the ownership change. The federal NOL carryforwards will begin to expire in 2021 if not utilized. The state NOL carryforwards have begun to expire, however the Company has established full valuation allowances for amounts that are expected to expire unused.

At December 31, 2011, the Company had approximately $1.2 million and $1.9 million in federal and state research and development credit carryforwards, respectively, which will begin to expire in 2016. These credits were attributable to the acquisition of SemEquip, Inc. These credits are subject to potential utilization restrictions on an annual basis as a result of the ownership change.

At December 31, 2011, the Company had a valuation allowance of $4.8 million for state NOLs and state research credits as the ultimate utilization of these items were less than “more likely than not”. The valuation allowance decreased by $0.2 million during 2011 primarily due to the change in utilization of NOL carryforwards.

The effective income tax rate for the years ended December 31, 2011, 2010 and 2009 differs from the Federal statutory income tax rate due to the following items (in thousands):

	December 31,
	2011	2010	2009
Income (loss) before taxes, domestic	$84,760	$(8,914)	$24,178
Income (loss) before taxes, foreign	43,196	37,285	(23,761)
Income before taxes, total	$127,956	$28,371	$417
Provision for income taxes at federal statutory rate (35%)	44,785	9,930	146
State income taxes, net of federal benefit	3,302	(8,148)	(3,572)
Non deductible items	752	146	242
Worthless stock deduction	-	-	(410)
Foreign tax provision (credits)	1,517	2,385	(1,059)
Manufacturing deduction	(2,022)	-	-
State apportionment refund claim	(37)	2,900	-
Foreign earnings not taxed at federal rate	(4,549)	(6,872)	(2,031)
Contingency reserve	816	(484)	(3,697)
SemEquip NOL adjustment	-	-	(392)
Valuation allowance	(205)	(346)	2,675
Other	(291)	(416)	-
Provision (benefit) for income taxes	44,068	(905)	$(8,098)

CERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The exercise of stock options and vesting of restricted stock units result in a tax benefit when the tax deduction exceeds share-based compensation expense recognized under generally accepted accounting principles and is recorded as a reduction of taxes payable with corresponding increase to the additional paid-in capital account. Conversely, a tax shortfall occurs when the share-based compensation expense recognized under generally accounting principles exceeds the associated tax deduction and is recorded as an increase of income taxes payable with a corresponding reduction to the additional paid-in capital account as the Company has accumulated sufficient tax benefits in the past. Tax (shortfall) benefit of ($0.7) million, ($472,000) and $149,000 were recognized for the years ended December 31, 2011, 2010 and 2009, respectively.

The Company's effective tax rate considers the impact of undistributed earnings of subsidiary companies outside of the U.S. The Company does not provide for U.S. federal income taxes or tax benefits on the undistributed earnings or losses of its international subsidiaries because such earnings are reinvested and, in the opinion of management, will continue to be reinvested indefinitely. As of December 31, 2011, the Company had not provided federal income taxes on earnings of approximately $51.3 million from its international subsidiaries. Should these earnings be distributed in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes and withholding taxes in various international jurisdictions. These taxes would be partially offset by U.S. foreign tax credits. Determination of the related amount of unrecognized deferred U.S. income taxes is not practicable because of the complexities associated with this hypothetical calculation. However, from time to time and to the extent that the Company can repatriate overseas earnings on a tax-free basis, the Company's foreign subsidiaries will pay dividends to the U.S. Material changes in the Company's working capital and long-term investment requirements could impact the decisions made by management with respect to the level and source of future remittances and, as a result, the Company's effective tax rate.

Effective January 1, 2008, the Company was granted an income tax holiday for a manufacturing facility in China. The tax holiday allows for tax-free operations through December 31, 2009, followed by operations at a reduced income tax rate of 12.5% on the profits generated in 2010 through 2012, with a return to the full statutory rate of 25% for periods thereafter. As a result of the tax holiday in China, income tax expense was reduced by approximately $1.7 million, $2.7 million and $2.3 million in 2011, 2010 and 2009, respectively.

The Company recorded a liability for unrecognized tax benefits (“UTBs”) at December 31, 2011, 2010 and 2009. A reconciliation of the beginning and ending amount of UTBs is as follows (in thousands):

	2011	2010	2009
Balance at January 1,	$806	$1,817	$7,227
Additions based on tax positions related to the current year	793	603	777
Additions for tax positions of prior years	129	-	-
Reclassification of deferred tax assets	132	-	-
Reductions for settlements with taxing authorities	-	(416)	(1,675)
Reductions of tax positions of prior years	(69)	(1,198)	(4,512)
Balance at December 31,	$1,791	$806	$1,817

It is the Company's policy to classify accrued interest and penalties as part of the income tax provision. The Company recognized $10,000 of interest expense for the year ended December 31, 2011 and reversed $75,000 of interest expense related to UTBs for the year ended December 31, 2010. The accrued interest on the UTBs at December 31, 2011 and December 31, 2010 was $80,000 and $144,000, respectively. It is anticipated that any change in the above UTBs will impact the effective tax rate. At December 31, 2011, the 2007 through 2011 years are open and subject to potential examination in one or more local jurisdictions. During the year ended December 31, 2010, the Company settled the federal income tax examination of the 2008 tax year, accordingly, the 2009 through 2011 years are open for federal income tax purposes. The Company does not expect any significant release of UTBs within the next twelve months.

The Company has recorded certain deferred tax assets relating to capital losses, the realization of which is dependent upon the implementation of tax strategies to which management is committed and deems prudent and feasible.

CERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

 6.  Employee Retirement and Other Benefit Plans

Supplemental Retirement Plan

In December 1988, the Board of Directors of the Company approved the adoption of a supplemental retirement plan, the Ceradyne SMART 401(k) Plan (the Plan), in which substantially all employees are eligible to participate after completing 90 days of employment. Participation in the Plan is voluntary. An employee may elect to contribute up to the maximum deferred tax amount of $16,500 in 2011 as a basic contribution. The Company may contribute any amount which the Board of Directors annually determines appropriate. Company contributions fully vest and are non-forfeitable after the participant has completed five years of service. The Company’s related contributions for the years ended December 31, 2011, 2010 and 2009 were $1.5 million, $1.3 million and $1.5 million, respectively.

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

The measurement date for the Company's pension plan assets and obligations, including Pensionskasse - Old, is December 31. The measurement date for the Company’s net periodic pension cost is January 1. Assumed discount rates and rates of increase in remuneration used in calculating the projected benefit obligation together with long-term rates of return on plan assets vary according to the economic conditions of Germany, where the pension plans are situated.

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

The following table outlines the plan information for the year ended December 31, 2011.

Legal Name of the plan	Pensionskasse der Wacker Chemie Versicherungsverein auf Gegenseitigkeit
Employer Identification Number / Plan number	N/A
Funded Status	The plan was more than 80% funded as of December 31, 2011
Expiration date(s) of the collective bargaining agreement(s) requiring contributions to the plan	N/A (no expiration date)

CERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Contributions to the plan by year	For the year ended December 31,
	2009	2010	2011
	$1.3 million	$1.3 million	$1.4 million
As of the end of the most recent annual period:	December 31, 2011
1. Whether a funding improvement plan or a rehabilitation plan had been implemented	No
2. Whether the employer paid surcharge to the plan	No
3. Description of any minimum contributions(s), required for future periods by collective bargaining agreement(s), statutory obligations, or other contractual obligations, if applicable
The majority of the employers’ contributions depend on the employees’ contributions. The relation between the employers’ and the employees’ contribution can either decrease or increase in the future. Until 2011 the employer paid 250% of the employees’ contribution. For the future – starting with 2012 – the employer has to pay 350% of the employees’ contribution.

Additional information of the Pensionskasse der Wacker Chemie VVaG is available in the public domain. In particular, the annual report as published by the Pensionskasse can be accessed at www.ebundesanzeiger.de. However, since the information is available in German only, ESK Ceramics provides this information hereafter.

Description of the nature of plan benefits	The Pensionskasse der Wacker Chemie VVaG provides monthly payments in case of retirement, disability or death (spouse or children). The benefits depend mainly on the employees’ contributions.
Qualitative description of the extent to which the employer could be responsible for the obligations of the plan, including benefits earned by employees during employment with another employer
The plan is under very strict supervision by the German authorities. Therefore, in normal course it is very unlikely that the Pensionskasse der Wacker Chemie VVaG fails to fulfill its obligations. In this unlikely event, by law, the employer is responsible for the obligations of the plan. The employer is liable for the benefits of its employees who participate in the plan.

Other quantitative information, to the extent available, as of the most recent data available	December 31, 2010 (in thousand EUR)
	Fair value of plan assets	1,395.3
	Actuarial present value of accumulated plan benefits (The actuarial present value of accumulated plan benefits was calculated according to German GAAP. The interest rate used according to German GAAP equals about 4.0%. As a result the actuarial present value of accumulated plan benefits according to US-GAAP would be less than the amount shown.)	1,317.7
	Total contributions received by the plan	47.1

CERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The accumulated benefit obligations and projected benefit obligations are computed utilizing the same methods and assumptions as those used in the Additional and Deferred Compensation Plans noted above and are solely based on the ESK Ceramics employees participating in the plan. However, the assets of the plan are allocated based upon the relative percentage of the projected benefit obligation to the total for all participating employers. The long-term asset structure of the Pensionskasse is determined significantly by asset-liability-studies conducted regularly calculating an optimal investment portfolio based on the known business in force and the actuarial assumptions. Input parameters are assumed risk and return rates as well as specific correlation samples of the respective asset categories. The priority objective of the asset allocation is to achieve a rate of return compensating the benefit commitments within the limits of a justifiable risk and volatility. The operative investment policy has to conform to legal requirements (insurance control and investment law) as well as to internal investment guidelines and restrictions. The use of derivatives is permitted within the legally allowed scope. The expected overall rate of return is based on numerous factors like the portfolio selection and the anticipated long-term rate of return of the respective asset categories determined by the Black-Litterman Market Equilibrium Model. The expected long-term rate of return therewith is approximated to long-term historical averages, future expectations are also covered by the Black-Litterman Model. In certain cases assumptions in expected long-term rates of return are modified marginally by the responsible manager of the WACKER Pensionskasse in order to consider personal experience and different medium-term market expectations respectively. The projected benefit obligations for the pension plan “continuation of payments in case of death” were $125,971 and $126,001 for the years ended December 31, 2011 and 2010, respectively.

The Pensionskasse - New covers all German employees with membership as of January 1, 2005. Contributions and costs are determined as 2.0 percent of each covered employee’s salary and totalled $207,603 in 2011, $130,173 in 2010 and $134,346 in 2009.

Components of net periodic benefit costs under the Additional and Deferred Compensation Plans for the years ended December 31, 2011, 2010 and 2009 were as follows (in thousands):

	2011	2010	2009
Service cost	$757	$675	$592
Interest cost	850	727	681
Amortization of actuarial loss	229	164	88
Net periodic benefit cost	$1,836	$1,566	$1,361

The weighted-average assumptions used to determine net periodic benefit cost were as follows:

	2011	2010	2009
Discount rate	5.10%	5.40%	6.25%
Rate of long-term compensation increase	3.00%	3.00%	3.00%

The funded status and components of the change in benefit obligations of the Additional and Deferred Compensation Plans for December 31, 2011 and 2010 were as follows (in thousands):

	2011	2010
Funded status at end of year:
Projected benefit obligation	$(18,323)	$(16,109)
Assets at fair value	-	-
Funded status	$(18,323)	$(16,109)
Net amounts recognized in consolidated balance sheet:
Current liabilities	$(275)	$(238)
Non-current liabilities	$(18,048)	$(15,871)
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$(16,109)	$(14,657)
Foreign currency exchange rate changes	712	944
Service costs	(757)	(675)

CERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	2011	2011
Interest costs	(850)	(727)
Actuarial gains (losses)	(1,495)	(1,146)
Benefits paid	176	152
Projected benefit obligation at end of year	$(18,323)	$(16,109)

Accumulated benefit obligation	$(16,656)	$(14,576)

The weighted-average assumptions used to determine pension benefit obligations were as follows:

	2011	2010
Discount rate	4.60%	5.10%
Rate of long-term compensation increase	3.00%	3.00%

Components of the related tax effects for each component of other comprehensive income follows related to the Additional and Deferred Compensation Plans for December 31, 2011 and 2010 are as follows (in thousands):

	2011
	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
Accumulated other comprehensive (loss) income at beginning of year	$(4,938)	$1,448	$(3,490)
Net actuarial (loss) gain arising during current year	(1,495)	440	(1,055)
Amortization of actuarial loss	229	(67)	162
Foreign currency effect	71	(21)	50
Accumulated other comprehensive (loss) income at end of year(1)	$(6,133)	$1,800	$(4,333)

(1) Approximately $276 of net actuarial loss included in accumulated other comprehensive loss will be amortized into income in 2012.

	2010
	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
Accumulated other comprehensive income (loss) at beginning of year	$(3,956)	$1,160	$(2,796)
Net actuarial (loss) gain arising during current year	(1,146)	336	(810)
Amortization of actuarial loss	163	(48)	115
Foreign currency effect	1	-	1
Accumulated other comprehensive (loss) income at end of year	$(4,938)	$1,448	$(3,490)

     The Company expects to contribute to its defined benefit plans in 2012 (in thousands):

Pensionkasse – old	$1,744
Additional compensation	1,370
Deferred compensation	214
Total contributions expected in 2012	$3,328

The following estimated future benefit payments are expected to be paid in the years indicated (in thousands):

2012	$274
2013	303
2014	369
2015	412
2016	459
2017 – 2021	3,667

CERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Components of the net periodic pension (benefit) for the years ended December 31, 2011, 2010 and 2009 were as follows (in thousands):

	2011	2010	2009
Service costs	$8	$63	$86
Interest costs	478	506	513
Amortization of actuarial loss	116	146	202
Expected return on assets	(556)	(520)	(490)
Net periodic pension (benefit)	$46	$195	$311

The weighted-average assumptions used to determine net periodic benefit costs were as follows:

	2011	2010	2009
Discount rate	5.28%	5.75%	5.74%
Rate of long-term compensation increase	3.00%	3.00%	4.00%
Expected return on plan assets	8.00%	8.00%	8.00%

The funded status and components of the change in benefit obligations and changes in plan assets for the years ended December 31, 2011 and 2010 were as follows (in thousands):

Funded status at end of year:	2011	2010
Projected benefit obligation	$(10,425)	$(9,599)
Assets at fair value	7,150	7,125
Funded status	$(3,275)	$(2,474)

Net amount recorded in consolidated balance sheet:
Noncurrent liabilities	$(3,275)	$(2,474)

Change in projected benefit obligation:
Benefit obligation at beginning of year	$(9,599)	$(9,088)
Service costs	(8)	(63)
Interest costs	(478)	(506)
Actuarial losses	(909)	(521)
Benefits paid	569	579
Projected benefit obligation at end of year	$(10,425)	$(9,599)

CERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair value of plan assets at beginning of year	$7,125	$6,857
Actual return on plan assets	123	749
Employer contributions	471	98
Benefits paid	(569)	(579)
Fair value of plan assets at end of year	$7,150	$7,125

The fair value of plan assets was determined based on observable inputs (Level 2) using the net asset value of the investment funds. The net asset value represents price per share and is calculated by dividing the total value of all securities in the portfolio, less any liabilities, by the number of fund shares outstanding. Plan assets as of December 31, 2011 and 2010 comprised the following:

	2011	2010
Investment fund – equity securities	$4,622	$4,618
Investment fund – fixed income securities	2,528	2,507
Fair value of plan assets at end of year	$7,150	$7,125
Accumulated benefit obligation at end of year	$(10,425)	$(9,596)

The weighted-average assumptions used to determine pension benefit obligation were as follows:

	2011	2010
Discount rate	4.39%	5.28%
Rate of long-term compensation increase	3.00%	3.00%

Components of the related tax effects for each component of other comprehensive income follows related to the plan for the years ended December 31, 2011 and 2010 are as follows (in thousands):

	2011
	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
Accumulated other comprehensive income (loss) at beginning of year	$(2,217)	$864	$(1,353)
Net actuarial loss arising during current year	(1,125)	478	(747)
Accumulated other comprehensive income (loss) at end of year(1)	$(3,442)	$1,342)	$(2,100)

(1)Approximately $236 of actuarial net loss included in accumulated other comprehensive loss will be amortized into income in 2012.

	2010
	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
Accumulated other comprehensive income (loss) at beginning of year	$(2,072)	$807	$(1,265)
Net actuarial gain arising during current year	(145)	57	(88)
Accumulated other comprehensive income (loss) at end of year	$(2,217)	$864)	$(1,353)

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

CERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

    The following estimated future benefit payments are expected to be paid in the years indicated (in thousands):

2012	$587
2013	644
2014	627
2015	618
2016	635
2017 – 2021	3,371

7. Commitments and Contingencies

a. Operating Lease Obligations

The Company leases certain of its manufacturing facilities under noncancelable operating leases expiring at various dates through December 2016. The Company incurred rental expense under these leases of $3.7 million, $3.3 million and $3.3 million for the years ended 2011, 2010 and 2009, respectively. The approximate minimum rental commitments required under existing noncancelable leases as of December 31, 2011 are as follows (in thousands):

2012	$3,328
2013	2,381
2014	1,137
2015	524
2016	364
Thereafter	761
$8,495

b. Legal Proceedings

A Ceradyne is from time to time involved in various legal proceedings that are incidental to its business. However, to management’s knowledge, there currently are no material pending legal proceedings involving Ceradyne of any of its subsidiaries.

8. Disclosure About Segments of Enterprise and Related Information

Prior to October 2010, the Company reported that it conducted its operations primarily through six operating segments. To more accurately reflect current operations, executive reporting management structure and organization, and internal reporting the Company modified its segment structure and reporting to reflect that it operates through four operating segments, each led by a different senior executive who reports directly to the Company’s Chief Executive Officer. The changes made to arrive at the four segments from the six previous segments were that the former Semicon Associates segment is now included in the Advanced Ceramic Operations segment and the former Ceradyne Canada segment is now included in the Boron segment. All of the financial data for 2010 and 2009 have been changed to reflect four segments. The Company’s assets are managed by segment regardless of their physical location and are not reviewed on a geographic basis by our chief operating decision maker. Additionally, in the current year, the Company reallocated $8.5 million of inter-company corporate charges from the Advanced Ceramic Operations segment to all its other operating segments. The charges to the other segments were $4.2 million to the Thermo Materials segment, $1.8 million to the ESK Ceramics segment and $2.5 million to the Boron segment. This allocation had no impact on the consolidated statement of income for the year ended 2011. In prior years, the amounts allocated from the Advanced Ceramic Operations segment to the other operating segments were immaterial.

The Company serves its markets and manages its business through four operating segments, each of which has its own manufacturing facilities and selling functions and each has a senior executive who reports directly to the Company’s Chief Executive Officer. The Company’s Advanced Ceramic Operations, with operations located in Costa Mesa and Irvine, California, Lexington, Kentucky, Wixom, Michigan, Salem, New Hampshire, Mountain Green, Utah, Seattle, Washington and Bangalore, India primarily produces armor, orthodontic products, diesel engine parts, components for semiconductor equipment, cathodes, specialty glass compositions for solar, health care and other applications, and houses the Company’s SRBSN research and development activities. Fused silica products, including missile radomes and crucibles, for photovoltaic solar cell applications are produced at the Company’s Thermo Materials division located in Scottdale and Clarkston, Georgia. The Company’s manufacturing facilities in Tianjin, China manufactures fused silica crucibles, and are part of the Thermo Materials operating segment. Minco, Inc., which Ceradyne acquired in July 2007, also is included in the Thermo Materials operating segment. Minco, located in Midway, Tennessee, manufactures fused silica, which is a primary raw material used in products manufactured by our Thermo Materials division. The Company’s ESK Ceramics subsidiary is located in Kempten, Germany. This subsidiary produces ceramic powders, including boron carbide powder for ceramic body armor, evaporation boats for metallization, functional and frictional coatings utilized in the automotive and textile industries, high performance pump seals, fluid handling, refractory products and ceramic powders used in cosmetics. The Company’s remaining segment is Boron. This segment is comprised of three subsidiaries, Boron Products, Ceradyne Canada and SemEquip, Inc. Boron Products owns certain assets, including approximately 155 acres and several buildings, equipment and technology, related to the production of the boron isotope 10B. This isotope is a strong neutron absorber and is used for both nuclear waste containment and nuclear power plant neutron radiation control. Boron Products also produces complementary chemical isotopes used in the normal operation and control of nuclear power plants. SemEquip, Inc., which the Company acquired in August 2008, develops and markets cluster ion source materials for the manufacture of logic and memory semiconductor chips. SemEquip is included in the Boron operating segment. The Company’s Ceradyne Canada subsidiary acquired certain assets in June 2006, including a building, equipment and technology, related to the production of structural neutron absorbing materials for use in the storage of spent nuclear rods. The building and operations of Ceradyne Canada are located in Chicoutimi, Quebec, Canada.

CERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

    The U.S. government and government agencies collectively represented approximately 37.6% of our net sales in 2011, 17.5% in 2010 and 40.8% in 2009. As of December 31, 2011 and 2010, there were no other external customers that accounted for 10% or more of our revenue.

CERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEGMENT INFORMATION FOR THE YEARS ENDED
DECEMBER 31, 2011, 2010 AND 2009
(amounts in thousands)

	2011	2010	2009
Revenue
Advanced Ceramic Operations	$277,541	$152,578	$221,751
ESK Ceramics	163,592	130,747	105,117
Thermo Materials	98,895	98,770	66,116
Boron	55,430	35,010	28,951
Inter-segment elimination	(23,476)	(14,167)	(21,360)
Total revenue from external customers	$571,982	$402,938	$400,575

Depreciation and Amortization
Advanced Ceramic Operations	$9,790	$9,238	$10,389
ESK Ceramics	12,742	12,625	11,686
Thermo Materials	8,015	6,176	4,878
Boron	8,203	8,109	8,193
Total	$38,750	$36,148	$35,146

Segment Income (Loss) from Operations and Income before Provision for Income Taxes
Advanced Ceramic Operations	$60,253	$(23,113)	$25,031
ESK Ceramics	30,865	21,133	(21,501)
Thermo Materials	20,029	33,951	14,712
Boron	16,822	(2,385)	(11,048)
Inter-segment elimination	492	(430)	536
Total segment income from operations	$128,461	$29,156	$7,730
Other expense	(505)	(785)	(7,313)
Total income before provision for income taxes	$127,956	$28,371	$417

Segment Assets
Advanced Ceramic Operations	$474,633	$414,425	$406,866
ESK Ceramics	170,193	173,387	207,733
Thermo Materials	172,806	149,960	105,332
Boron	130,499	127,541	129,773
Total	$948,131	$865,313	$849,704

Expenditures for PP&E
Advanced Ceramic Operations	$6,276	$6,811	$4,880
ESK Ceramics	5,278	2,497	426
Thermo Materials	13,780	32,087	7,952
Boron	5,928	2,825	1,276
Total	$31,262	$44,220	$14,534

CERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEGMENT INFORMATION FOR THE YEARS ENDED
DECEMBER 31, 2011, 2010 AND 2009

	2011	2010	2009
Percentage of U.S. net sales from external customers
Advanced Ceramic Operations	43%	34%	53%
ESK Ceramics	3%	5%	3%
Thermo Materials	4%	5%	6%
Boron	5%	5%	4%
Total percentage of U.S. net sales from external customers	55%	49%	66%

Percentage of foreign net sales from external customers
Advanced Ceramic Operations	6%	4%	2%
ESK Ceramics	22%	26%	20%
Thermo Materials	13%	19%	9%
Boron	4%	2%	3%
Total percentage of foreign net sales from external customers	45%	51%	34%

Percentage of total net sales from external customers
Advanced Ceramic Operations	49%	38%	55%
ESK Ceramics	25%	31%	23%
Thermo Materials	17%	24%	15%
Boron	9%	7%	7%
Total percentage of net sales from external customers	100%	100%	100%

The following is revenue by market application for the Advanced Ceramic Operations segment for the years ended December 31, 2011, 2010 and 2009 (amounts in thousands):

	December 31,
	2011	2010	2009
Defense	$203,058	$105,362	$189,028
Industrial	35,067	26,684	16,177
Energy	17,858	2,117	2,053
Automotive	10,364	10,057	5,006
Commercial	11,194	8,358	9,487
	$277,541	$152,578	$221,751

9. Share Based Compensation

Share-based compensation expense is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Guidance for share-based compensation requires forfeitures to be estimated at the time of grant in order to estimate the amount of share-based awards that will ultimately vest. The forfeiture rate is based on historical rates. Share-based compensation expense recognized in the Company’s Consolidated Statements of Income for the years ended December 31, 2011, December 31, 2010 and December 31, 2009  includes (i) compensation expense for share-based payment awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the guidance for share-based compensation and (ii) compensation expense for the share-based payment awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with guidance for share-based compensation. As share-based compensation expense recognized in the Consolidated Statement of Income for the years ended December 31, 2011, December 31, 2010 and December 31, 2009 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures.

The Company maintains the 1994 Stock Incentive Plan and 2003 Stock Incentive Plan. The Company was authorized to grant options for up to 2,362,500 shares under its 1994 Stock Incentive Plan. The Company has granted options for  2,691,225 shares and has had cancellations of 397,811 shares through December 31, 2011. There are no remaining stock options available to grant under this plan. The options granted under this plan generally became exercisable over a five-year period for incentive stock options and six months for nonqualified stock options and have a maximum term of ten years.

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

The Company’s stockholders approved an amendment to the 2003 Stock Incentive Plan in 2010 to increase the number of shares authorized for issuance under the plan by 750,000. The Company may grant options and Units for up to 1,875,000 shares under the 2003 Stock Incentive Plan, as amended. The Company has granted options for 475,125 shares and Units for 869,865 shares under this plan through December 31, 2011. There have been cancellations of 122,409 shares associated with this plan through December 31, 2011. The options under this plan have a life of ten years.

During the years ended December 31, 2011 and 2010, the Company issued Units to certain directors, officers and employees with weighted average grant date fair values and Units issued as indicated in the table below. Pursuant to guidance of share-based compensation, the Company records compensation expense for the amount of the grant date fair value on a straight line basis over the vesting period. The Company incurred charges associated with the vesting of the Units of $4.1 million for the year ended December 31, 2011, $3.8 million for the year ended December 31, 2010, and $3.6 million for the year ended December 31, 2009.

Share-based compensation expense reduced the Company’s results of operations as follows (in thousands, except per share amounts):

	2011	2010	2009
Share-based compensation expense recognized:
General and administrative, options	$-	$41	$214
General and administrative, Units	4,145	3,803	3,624
Related deferred income tax benefit	(1,652)	(1,532)	(1,529)

Decrease in net income	$2,493	$2,312	$2,309

Decrease in basic earnings per share	$0.10	$0.09	$0.09

Decrease in diluted earnings per share	$0.10	$0.09	$0.09

The amounts above include the impact of recognizing compensation expense related to non-qualified stock options.

As of December 31, 2011, there was no unrecognized compensation cost related to non-vested outstanding stock options. The aggregate intrinsic value of stock options exercised was $4.5 million and $190,000 for the years ended December 31, 2011 and 2010, respectively.

As of December 31, 2011, there was approximately $8.6 million of total unrecognized compensation cost related to non-vested Units granted under the 2003 Stock Incentive Plan. That cost is expected to be recognized over a weighted average period of 2.9 years.

The following is a summary of stock option activity:

	2011		2010		2009
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding, beginning of year	428,000	$12.28	454,400	$12.37	462,900	$12.22
Options granted	-	$-	-	$-	-	$-
Options exercised	(168,850)	$6.89	(25,500)	$14.19	(8,500)	$3.96
Options cancelled	-	$-	(900)	$3.62	-	$-
Outstanding, end of year	259,150	$15.80	428,000	$12.28	454,400	$12.37
Exercisable, end of year	259,150	$15.80	428,000	$12.28	448,400	$12.28

The following is a summary of Unit activity:

	2011		2010		2009
	Units	Weighted Average Grant Fair Value	Units	Weighted Average Grant Fair Value	Units	Weighted Average Grant Fair Value
Outstanding, beginning of year	399,684	$28.40	363,924	$32.47	271,264	$45.90
Granted	109,834	$42.12	166,205	$22.98	198,350	$19.35
Vested	(135,957)	$31.26	(118,245)	$33.25	(82,340)	$41.57
Forfeited	(10,834)	$30.33	(12,200)	$43.58	(23,350)	$44.98
Non-vested Units at end of year	362,727	$31.43	399,684	$28.40	363,924	$32.47

The following table summarizes information regarding options outstanding and options exercisable at December 31, 2011:

	Outstanding and Exercisable
Range of Exercise Prices	Number of Options	Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (000s)
$2.98 - $4.58	55,350	0.70	$3.42	$1,293
$16.90 - $18.80	114,450	1.84	$17.06	$1,113
$21.50 - $22.67	89,350	2.65	$21.85	$441
	259,150	1.87	$15.80	$2,847

The following table summarizes information regarding Units outstanding at December 31, 2011:

	Outstanding
Range of Grant Prices	Number of Units	Average Remaining Contractual Life (Years)	Weighted Average Grant Fair Value
$16.53 - $31.69	301,607	2.65	$29.30
$35.67 - $39.43	32,400	1.44	$38.60
$40.73 - $45.70	19,600	1.42	$44.59
$52.47 - $62.07	3,900	0.22	$56.52
$66.35 - $81.18	5,220	0.48	$70.42
	362,727	2.42	$31.84

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

10. Restructuring – Plant Closure and Severance

2011 Restructuring Actions – Boron Segment

In November 2011, SemEquip granted a non-exclusive license for its hardware technology to a key customer. In connection with the license, SemEquip transferred its hardware related assets to the licensee and reduced its workforce which included production, research and development, and support staff in Billerica, Massachusetts. Accordingly, the Company recognized a restructuring charge of $0.9 million in 2011 primarily for severance and related compensation associated with the headcount reduction, most of which was paid in 2011.

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

CERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Quarterly Financial Information (unaudited)

The results by quarter for 2011 and 2010 (amounts in thousands except per share data):

Quarter Ending
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
Net sales	$110,038	$100,415	$91,766	$100,719
Gross profit	25,366	25,845	23,616	33,033
Net income	4,990	6,563	4,537	13,186
Basic income per share	$0.20	$0.26	$0.18	$0.53
Diluted income per share	$0.20	$0.26	$0.18	$0.53

Quarter Ending
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Net sales	$150,102	$145,376	$147,974	$128,530
Gross profit	58,088	52,957	53,726	41,874
Net income (loss)	23,595	19,131	20,409	20,753
Basic income (loss) per share	$0 .95	$0.77	$0.83	$0.86
Diluted income (loss) per share	$0 .94	$0.76	$0.82	$0.85

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 16, 2012	CERADYNE, INC.

	By:	/s/ JOEL P. MOSKOWITZ
Joel P. Moskowitz
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ JOEL P. MOSKOWITZ	Chairman of the Board, Chief Executive Officer, President and Director (Principal Executive Officer)	February 16, 2012
Joel P. Moskowitz

/s/ JERROLD J. PELLIZZON	Chief Financial Officer (Principal Financial and Accounting Officer)	February 16, 2012
Jerrold J. Pellizzon

/s/ RICHARD A. ALLIEGRO	Director	February 16, 2012
Richard A. Alliegro

/s/ FRANK EDELSTEIN	Director	February 16, 2012
Frank Edelstein

/s/ RICHARD A. KERTSON	Director	February 16, 2012
Richard A. Kertson

/s/ MILTON L. LOHR	Director	February 16, 2012
Milton L. Lohr

/s/ SIEGFRIED MŰSSIG	Director	February 16, 2012
Siegfried Müssig