Form 10-K/A
period 2011-12-31
CERADYNE INC
filed 2012-04-24
CIK 18937

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

Mark One)

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

EXPLANATORY NOTE

Ceradyne, Inc. (the “Company”) is filing this Amendment No. 1 to its Form 10-K for the year ended December 31, 2011 (the “Report”) for the purpose of including Interactive Data Files (Exhibit 101) formatted in XBRL (Extensible Business Reporting Language) with detail tagging of the notes to the consolidated financial statements. Previously, the Company included in the Report Interactive Data Files formatted in XBRL with the notes to the consolidated financial statement in block-tagged form.  We have also unchecked the box on the cover page regarding disclosure of delinquent filers pursuant to Item 405 of Regulation S-K, as the disclosure of one delinquent filing was included in our definitive proxy statement for our annual meeting of stockholders to be held on May 16, 2012, which proxy statement is incorporated by reference into Part III of  the Report.  No revisions have been made with respect to any other disclosures contained in the Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

April 23, 2012	CERADYNE, INC.

	By:	/s/ JERROLD J. PELLIZZON
Jerrold J. Pellizzon
Chief Financial Officer

2

INDEX TO EXHIBITS

Exhibit Number	Description

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.INS	XBRL Instance Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
101.SCH	XBRL Taxonomy Extension Schema Linkbase.

3