Form 10-Q
period 2012-03-31
CERADYNE INC
filed 2012-04-24
CIK 18937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 20, 2012
Common Stock, $0.01 par value	24,280,505 Shares

Exhibit Index on Page 32

CERADYNE, INC.

CERADYNE, INC.
FORM 10-Q
FOR THE QUARTER ENDED
March 31, 2012

PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Consolidated Financial Statements

CERADYNE, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)
	March 31, 2012	December 31, 2011
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$40,285	$50,275
Short-term investments	229,816	224,772
Accounts receivable, net of allowances for doubtful accounts of $1,950
and $1,547 at March 31, 2012 and December 31, 2011, respectively	61,377	73,646
Other receivables	8,232	6,040
Inventories	135,936	117,273
Production tooling, net	10,406	11,792
Prepaid expenses and other	44,355	43,860
Deferred tax asset	4,960	5,782
TOTAL CURRENT ASSETS	535,367	533,440
PROPERTY, PLANT AND EQUIPMENT, net	244,046	243,376
LONG TERM INVESTMENTS	21,834	15,026
INTANGIBLE ASSETS, net	99,623	100,690
GOODWILL	43,191	42,926
OTHER ASSETS	12,491	12,673
TOTAL ASSETS	$956,552	$948,131

CURRENT LIABILITIES
Accounts payable	$28,938	$29,191
Accrued expenses	26,713	30,470
Income taxes payable	6,853	5,331
Short-term debt	90,264	89,294
TOTAL CURRENT LIABILITIES	152,768	154,286
EMPLOYEE BENEFITS	24,931	24,462
OTHER LONG TERM LIABILITIES	37,295	37,224
DEFERRED TAX LIABILITY	23,613	23,461
TOTAL LIABILITIES	238,607	239,433

COMMITMENTS AND CONTINGENCIES (Note 12)
STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value, 100,000,000 authorized, 24,280,505 and 24,175,051 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	243	242
Additional paid-in capital	123,797	121,940
Retained earnings	583,573	583,420
Accumulated other comprehensive income	10,332	3,096
TOTAL STOCKHOLDERS’ EQUITY	717,945	708,698
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$956,552	$948,131

See accompanying condensed notes to Consolidated Financial Statements

CERADYNE, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)

	Three Months Ended March 31,
	2012	2011
	(Unaudited)
NET SALES	$106,309	$150,102
COST OF GOODS SOLD	77,165	92,014
Gross profit	29,144	58,088
OPERATING EXPENSES
Selling, general and administrative	17,510	18,836
Research and development	3,630	3,067
Restructuring – plant closure and severance	673	-
Acquisition related charge	-	584
TOTAL OPERATING EXPENSES	21,813	22,487
INCOME FROM OPERATIONS	7,331	35,601

OTHER INCOME (EXPENSE):
Interest income	1,066	798
Interest expense	(1,743)	(1,448)
Miscellaneous	(658)	(87)
	(1,335)	(737)
INCOME BEFORE PROVISION FOR INCOME TAXES	5,996	34,864
PROVISION FOR INCOME TAXES	2,214	11,269
NET INCOME	$3,782	$23,595
NET INCOME PER COMMON SHARE:
BASIC	$0.16	$0.95
DILUTED	$0.16	$0.94
SHARES USED IN COMPUTING PER COMMON SHARE AMOUNTS:
BASIC	24,211	24,839
DILUTED	24,360	25,130

See accompanying condensed notes to Consolidated Financial Statements

CERADYNE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)

	Three Months Ended March 31,
	2012	2011
	(Unaudited)
NET INCOME	$3,782	$23,595
FOREIGN CURRENCY TRANSLATION	5,565	10,935
UNREALIZED GAIN ON INVESTMENTS	1,671	121
COMPREHENSIVE INCOME	$11,018	$34,651

See accompanying condensed notes to Consolidated Financial Statements

CERADYNE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
	Three Months Ended March 31,
	2012	2011
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,782	$23,595
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Depreciation and amortization	9,143	9,749
Amortization of bond premium	109	375
Non cash interest expense on convertible debt	971	889
Deferred income taxes	(99)	382
Stock compensation	1,225	972
(Gain) loss on marketable securities	(54)	113
Loss on equipment disposal	22	49
Change in operating assets and liabilities (net of effect of businesses acquired):
Accounts receivable, net	12,682	(16,694)
Other receivables	(2,137)	(2,984)
Inventories	(17,502)	(2,502)
Production tooling, net	1,399	(3,424)
Prepaid expenses and other assets	(298)	477
Accounts payable and accrued expenses	(4,571)	4,222
Income taxes payable	1,344	1,249
Other long term liability	73	1,086
Employee benefits	325	205
NET CASH PROVIDED BY OPERATING ACTIVITIES	6,414	17,759
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(5,924)	(7,677)
Purchases of marketable securities	(20,187)	(240)
Proceeds from sales and maturities of marketable securities	11,019	7,000
Proceeds from sale of equipment	(1)	1,339
Acquisition of business, net of cash acquired	-	(27,673)
NET CASH USED IN INVESTING ACTIVITIES	(15,093)	(27,251)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock due to exercise of options	85	897
Common stock cash dividends paid	(3,629)	-
Excess tax benefit due to exercise of stock options	203	1,771
NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES	(3,341)	2,668
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	2,030	2,473
DECREASE IN CASH AND CASH EQUIVALENTS	(9,990)	(4,351)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	50,275	53,436
CASH AND CASH EQUIVALENTS, END OF PERIOD	$40,285	$49,085

See accompanying condensed notes to Consolidated Financial Statements

CERADYNE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012
(Unaudited)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

The balance sheet at December 31, 2011 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. For further information, refer to the Consolidated Financial Statements and Notes to Financial Statements included in Ceradyne’s annual report on Form 10-K for the year ended December 31, 2011.

2.	Share Based Compensation

Share-based compensation expense was $1.0 million for both the three months ended March 31, 2012 and 2011 and was related to restricted stock units only as the Company did not have any share-based compensation expense for stock options.

Share-based compensation expense is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Forfeitures are estimated at the time of grant in order to estimate the amount of share-based awards that will ultimately vest. The forfeiture rate is based on historical rates. Share-based compensation expense recognized in the Company’s Consolidated Statements of Income for the three month period ended March 31, 2012 includes compensation expense for share-based payment awards based on the estimated grant-date fair value. Since share-based compensation expense recognized in the Consolidated Statements of Income for the three month period ended March 31, 2012 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures.

The Company maintains the 1994 Stock Incentive Plan and 2003 Stock Incentive Plan.

The Company was authorized to grant options for up to 2,362,500 shares under its 1994 Stock Incentive Plan. The Company has granted options for 2,691,225 shares and has had cancellations of 397,811 shares through March 31, 2012. There are no remaining stock options available to grant under this plan. The options granted under this plan generally became exercisable over a five-year period for incentive stock options and six months for nonqualified stock options and have a maximum term of ten years.

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

The Company may grant options and Units for up to 1,875,000 shares under the 2003 Stock Incentive Plan. The Company has granted options for 475,125 shares and Units for 961,369 shares under this plan through March 31, 2012. There have been cancellations of 134,793 shares and Units associated with this plan through March 31, 2012. The options under this plan have a life of ten years.

During the three months ended March 31, 2012 and 2011, the Company issued Units to certain directors, officers and employees with weighted average grant date fair values and Units issued as indicated in the table below. The Company records compensation expense for the amount of the grant date fair value on a straight line basis over the vesting period.

Share-based compensation expense reduced the Company’s results of operations as follows (dollars in thousands, except per share amounts):

	Three Months Ended March 31,
	2012	2011
Share-based compensation expense recognized:
General and administrative, restricted stock units	$981	$972
Related deferred income tax benefit	(391)	(387)
Decrease in net income	$590	$585
Decrease in basic earnings per share	$0.02	$0.02
Decrease in diluted earnings per share	$0.02	$0.02

The amounts above include the impact of recognizing compensation expense related to non-qualified stock options.

As of March 31, 2012, all stock options were vested, consequently there was no unrecognized compensation cost related to   them. The aggregate intrinsic value of stock options exercised was $129,000 and $3.8 million for the three months ended March 31, 2012 and 2011, respectively.

As of March 31, 2012, there was approximately $9.7 million of total unrecognized compensation cost related to non-vested Units granted under the 2003 Stock Incentive Plan. That cost is expected to be recognized over a weighted average period of 3.3 years.

The following is a summary of stock option activity:

	Three Months Ended March 31, 2012
	Number of Options	Weighted Average Exercise Price
Outstanding, December 31, 2011	259,150	$15.80
Options exercised	(6,875)	$12.17
Outstanding, March 31, 2012	252,275	$15.89
Exercisable, March 31, 2012	252,275	$15.89

The following is a summary of Unit activity:

	Three Months Ended March 31, 2012
	Number of Units	Weighted Average Grant Fair Value
Non-vested Units at December 31, 2011	362,727	$31.43
Granted	91,504	31.10
Forfeited	(12,384)	31.71
Vested	(80,483)	30.71
Non-vested Units at March 31, 2012	361,364	$31.49

The following table summarizes information regarding options outstanding and options exercisable at March 31, 2012:

	Outstanding and Exercisable
Range of Grant Prices	Number of Options	Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (000s)
$2.98 - $4.58	51,975	0.44	$3.43	$1,514
$16.89 - $18.80	113,950	1.59	$17.06	$1,766
$21.46 - $22.67	86,350	2.37	$21.86	$924
	252,275	1.62	$15.89	$4,204

The following table summarizes information regarding Units outstanding at March 31, 2012:

	Outstanding
Range of Grant Prices	Number of Units	Average Remaining Contractual Life (Years)	Weighted Average Grant Fair Value
$16.53 - $28.10	149,069	2.02	$21.02
$30.99 - $39.43	128,075	3.79	$33.98
$40.73 - $45.70	79,000	2.94	$44.66
$66.35 - $81.18	5,220	0.22	$70.42
	361,364	2.82	$31.49

3.	Net Income Per Share

Basic net income per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted net income per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding plus the effect of any dilutive stock options and restricted stock units using the treasury stock method and the net share settlement method for the convertible debt. During the three months ended March 31, 2012 and 2011, the average trading price of the Company’s stock did not exceed the conversion price of the convertible debt, therefore there was no impact to the calculation of diluted shares.

The following is a summary of the number of shares entering into the computation of net income per common and potential common shares:

	Three Months Ended March 31,
	2012	2011
Weighted average basic number of shares outstanding	24,210,913	24,839,424
Dilutive stock options	117,413	219,839
Dilutive restricted stock units	32,124	70,661
Dilutive contingent convertible debt common shares	-	-
Number of shares used in fully diluted computations	24,360,450	25,129,924

Not included in the number of shares used in the fully diluted computation for the three months ended March 31, 2012 and 2011 are 209,795 and 93,062 shares, respectively, pertaining to restricted stock units as their impact would be anti-dilutive.

4.	Composition of Certain Financial Statement Captions

Inventories are valued at the lower of cost (first in, first out) or market. Inventory costs include the cost of material, labor and manufacturing overhead. The following is a summary of the inventory components as of March 31, 2012 and December 31, 2011 (in thousands):

	March 31, 2012	December 31, 2011
Raw materials	$8,994	$8,533
Work-in-process	82,606	65,645
Finished goods	44,336	43,095
	$135,936	$117,273

Property, plant and equipment are recorded at cost and consist of the following (in thousands):

	March 31, 2012	December 31, 2011
Land	$18,811	$18,550
Buildings and improvements	119,519	117,961
Machinery and equipment	237,957	233,702
Leasehold improvements	8,514	8,482
Office equipment	38,762	37,906
Construction in progress	14,134	11,961
	437,697	428,562
Less accumulated depreciation and amortization	(193,651)	(185,186)
	$244,046	$243,376

The components of intangible assets are as follows (in thousands):

	March 31, 2012			December 31, 2011
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Amortizing Intangible Assets
Backlog	$1,824	$1,824	$-	$1,808	$1,808	$-
Developed technology	70,739	7,758	62,981	70,590	7,233	63,357
Tradename	4,110	722	3,388	4,110	698	3,412
Customer relationships	47,604	16,944	30,660	47,604	16,212	31,392
Non-compete agreement	1,100	775	325	1,100	775	325
Non-amortizing tradename	2,269	-	2,269	2,204	-	2,204
Total	$127,646	$28,023	$99,623	$127,416	$26,726	$100,690

The estimated useful lives for intangible assets are:

Identified Intangible Asset	Estimated Useful Life in Years or Months
Developed technology	10 years – 20 years
Tradename	10 years
Customer relationships	10 years – 12.5 years
Backlog	1 month – 3 months
Non-compete agreement	15 months

Amortization of definite-lived intangible assets will be approximately (in thousands): $7,479 in fiscal year 2012, $6,381 in fiscal year 2013, $8,412 in fiscal year 2014, $10,745 in fiscal year 2015 and $13,209 in fiscal year 2016.

The roll forward of the goodwill balance by segment during the three months ended March 31, 2012 is as follows (in thousands):

	ACO	Thermo	ESK	Boron	Total
Balance at December 31, 2011
Goodwill	$13,108	$10,331	$9,033	$22,083	$54,555
Accumulated impairment losses	(7,797)	-	-	(3,832)	(11,629)
	5,311	10,331	9,033	18,251	42,926
Translation and other			265		265
Balance at March 31, 2012
Goodwill	$13,108	10,331	$9,298	22,083	54,820
Accumulated impairment losses	(7,797)	-	-	(3,832)	(11,629)
	5,311	$10,331	9,298	$18,251	$43,191

The Company is required to test annually whether the estimated fair value of its reporting units is sufficient to support the goodwill assigned to those reporting units; the Company performs the annual test in the fourth quarter. The Company is also required to test goodwill for impairment before the annual test if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount, such as a significant adverse change in the business climate. The Company determined that a test of goodwill for impairment was not required as of March 31, 2012.

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

For recognition purposes, on a recurring basis, the Company measures available for sale short-term and long-term investments at fair value. Approximately $1.7 million of the unrealized losses in short term investments as of March 31, 2012 have been in a loss position for more than 12 months. The fair value of the following investments is determined using quoted prices in active markets (Level 1):

	Level 1 Investments at March 31, 2012
(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short term investments:
Investment funds – debt securities	$222,794	$122	$(2,704)	$220,212
Corporate bonds	9,598	9	(3)	9,604
Total short term investments	$232,392	$131	$(2,707)	$229,816
Long term investments:
Corporate bonds	$6,351	$14	$(10)	$6,355
	Level 1 Investments at December 31, 2011
(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short term investments:
Investment funds – debt securities	$220,778	$30	$(4,881)	$215,927
Corporate bonds	8,851	1	(7)	8,845
Total short term investments	$229,629	$31	$(4,888)	$224,772

The fair value of long-term investments in auction rate securities is based on a Level 3 valuation technique that includes the present value of future cash flows (principal and interest payments), review of the underlying collateral, and considers relevant probability weighted and risk adjusted observable inputs and minimizes the use of unobservable inputs. The fair values of auction rate securities at March 31, 2012 and December 31, 2011 were $15.5 million and $15.0 million, respectively.

During the three months ended March 31, 2012 and 2011 there were no charges due to other-than-temporary reductions in the value of investments in auction rate securities. The Company also recognized pre-tax credits of $453,000 and $111,000 in other comprehensive income during the three months ended March 31, 2012 and 2011, respectively, due to temporary increases in the value of its investments in auction rate securities.

Cumulatively to date, the Company has incurred $4.7 million in pre-tax charges due to other-than-temporary reductions in the value of its investments in auction rate securities, realized losses of $8.8 million from sales of auction rate securites and pre-tax temporary impairment charges of $2.6 million reflected in other comprehensive income. As of March 31, 2012, the fair value of the Company’s investments in auction rate securities was below cost by approximately $7.3 million. The fair value of the auction rate securities has been below cost for more than one year.

For disclosure purposes, the Company is required to measure the fair value of outstanding debt on a recurring basis. The fair value of outstanding debt is determined using quoted prices in active markets. The fair value of long-term debt, based on quoted market prices, was $93.5 million at both March 31, 2012 and December 31, 2011.

6.	Recent Accounting Pronouncements

In May 2011, the FASB issued new guidance which changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between U.S. GAAP and International Financial Reporting Standards (“IFRS”). This new guidance also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. The Company adopted this standard in the first quarter of 2012 which did not materially expand its consolidated financial statement footnote disclosures.

In June 2011, the FASB issued new guidance which eliminates the option to report other comprehensive income and its components in the statement of changes in equity. This new guidance requires that all nonowner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. The Company adopted this standard in the first quarter of 2012 which change the presentation of its consolidated financial statements with the inclusion of a new separate statement labeled “Consolidated Statements of Comprehensive Income”.

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

As of March 31, 2012 and December 31, 2011, long-term debt and the equity component (recorded in additional paid in capital, net of income tax benefit), determined in accordance with the accounting guidance for convertible debt, comprised the following (in thousands):

	March 31, 2012	December 31, 2011
Outstanding debt
Principal amount	$93,100	$93,100
Unamortized discount	(2,836)	(3,806)
Net carrying amount	90,264	89,294
Current portion of outstanding debt	90,264	89,294
Noncurrent portion of outstanding debt	$-	$-
Equity component, net of income tax benefit	$16,399	$16,399

The discount on the liability component of long-term debt is being amortized using the effective interest method based on an annual effective rate of 7.5%, which represented the market interest rate for similar debt without a conversion option on the issuance date, through December 2012, which coincides with the first date that holders of the Notes can exercise their put option as discussed below. Interest expense on the Notes, excluding capitalized interest, for the three months ended March 31, 2012 and 2011 included the following (in thousands):

	Three Months Ended March 31,
	2012	2011
Contractual interest coupon	$665	$662
Non-cash amortization of discount on the liability component	971	892
Non-cash amortization of debt issuance costs	98	92
	$1,734	$1,646

The Notes contain put options, which may require the Company to repurchase in cash all or a portion of the Notes on December 15, 2012, December 15, 2015, December 15, 2020, December 15, 2025, and December 15, 2030 at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased plus accrued and unpaid interest up to but excluding the repurchase date.

In December 2005, the Company established an unsecured $10.0 million line of credit (“2005 LOC”) which will expire on May 1, 2014. As of March 31, 2012, there were no outstanding amounts on the 2005 LOC. However, the available line of credit at March 31, 2012 has been reduced by outstanding letters of credit in the aggregate amount of $49,000. The interest rate on the 2005 LOC was 1.2% as of March 31, 2012 which was based on the LIBOR rate for a period of one month, plus a margin of 1.0%. In June 2011, the Company established a separate unsecured $5.0 million line of credit (“2011 LOC”) that was increased to $7.0 million on December 19, 2011 and will mature on April 1, 2013. The Company expects to renew the 2011 LOC at that time for multiple years. As of March 31, 2012, there were no outstanding amounts on the 2011 LOC. However, the available line of credit at March 31, 2012 has been reduced by outstanding letters of credit in the aggregate amount of $5.7 million. The interest rate on the 2011 LOC was 1.2% as of March 31, 2012 which was based on the LIBOR rate for a period of one month, plus a margin of 1.0% percent. In April 2012, the Company finalized the transfer of the outstanding letters of credit under the 2005 LOC to the 2011 LOC and closed the 2005 LOC.

Pursuant to the bank line of credit, the Company is subject to certain covenants, which include, among other things, the maintenance of specified minimum amounts of net income and liquidity. The Company was in compliance with all covenants at March 31, 2012.

During the three months ended March 31, 2011, the Company capitalized interest of approximately $198,000 in connection with the construction of its new manufacturing plant in Tianjin, China. No interest was capitalized during the three months ended March 31, 2012.

8.	Disclosure About Segments of an Enterprise and Related Information

The Company serves its markets and manages its business through four operating segments, each of which has its own manufacturing facilities and administrative and selling functions.

The financial information for all segments is presented below (in thousands):
	Three Months Ended March 31,
	2012	2011
Revenue from External Customers
Advanced Ceramic Operations	$48,705	$76,630
ESK Ceramics	42,408	40,123
Thermo Materials	14,866	31,111
Boron	7,203	7,940
Inter-segment elimination	(6,873)	(5,702)
Total	$106,309	$150,102

Depreciation and Amortization
Advanced Ceramic Operations	$2,293	$2,871
ESK Ceramics	2,975	3,139
Thermo Materials	2,020	1,686
Boron	1,855	2,053
Total	$9,143	$9,749

Segment Income (Loss) from Operations and Income before Provision for Income Taxes
Advanced Ceramic Operations	$3,395	$17,014
ESK Ceramics	7,177	7,805
Thermo Materials	(1,783)	10,854
Boron	(876)	-
Inter-segment elimination	(582)	(72)
Total segment income from operations	$7,331	$35,601
Other expense	(1,335)	(737)
Total Income before Provision for Income Taxes	$5,996	$34,864

Segment Assets
Advanced Ceramic Operations	$489,861	$453,886
ESK Ceramics	172,755	185,070
Thermo Materials	171,672	161,065
Boron	122,264	126,509
Total	$956,552	$926,530

Expenditures for Property, Plant & Equipment
Advanced Ceramic Operations	$1,823	$1,400
ESK Ceramics	2,183	678
Thermo Materials	559	4,949
Boron	1,359	650
Total	$5,924	$7,677

Percentage of U.S. net sales from external customers
Advanced Ceramic Operations	38%	43%
ESK Ceramics	5%	6%
Thermo Materials	9%	4%
Boron	5%	4%
Total percentage of U.S. net sales from external customers	57%	57%

Percentage of foreign net sales from external customers
Advanced Ceramic Operations	7%	6%
ESK Ceramics	29%	20%
Thermo Materials	5%	16%
Boron	2%	1%
Total percentage of foreign net sales from external customers	43%	43%

Percentage of total net sales from external customers
Advanced Ceramic Operations	45%	49%
ESK Ceramics	34%	26%
Thermo Materials	14%	20%
Boron	7%	5%
Total percentage of total net sales from external customers	100%	100%

Foreign sales are determined by the country to which the shipment is delivered.

The following is revenue by market application for the Advanced Ceramic Operations segment (in thousands):

	Three Months Ended March 31,
	2012	2011
Defense	$29,386	$56,427
Industrial	9,273	7,204
Energy	4,320	8,423
Automotive/Diesel	1,828	2,502
Commercial	3,898	2,074
	$48,705	$76,630

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

Components of net periodic benefit costs under these defined benefit plans were as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Service cost	$192	$192
Interest cost	332	332
Expected return on plan assets	(139)	(139)
Amortization of unrecognized (gain) loss	(10)	(10)
Net periodic benefit cost	$375	$375

10.	Financial Instruments

The Company occasionally enters into foreign exchange forward contracts to reduce earnings and cash flow volatility associated with foreign exchange rate changes to allow management to focus its attention on its core business operations. Accordingly, the Company enters into contracts which change in value as foreign exchange rates change to economically offset the effect of changes in value of foreign currency assets and liabilities, commitments and anticipated foreign currency denominated sales and operating expenses. The Company enters into foreign exchange forward contracts in amounts between minimum and maximum anticipated foreign exchange exposures, generally for periods not to exceed one year. These derivative instruments are not designated as accounting hedges. The Company had an outstanding foreign exchange forward contract at March 31, 2012 for 55 million Euros.

11.	Income Taxes

The Company classifies accrued interest and penalties as part of the accrued liability for uncertain tax positions and records the corresponding expense in the provision for income taxes.

Components of the required reserve at March 31, 2012 and December 31, 2011 are as follows (in thousands):

	March 31, 2012	December 31, 2011
Federal, state and foreign unrecognized tax benefits (“UTBs”)	$1,844	$1,791
Interest	105	80
Federal/State Benefit of Interest	(41)	(31)
Total reserve for UTBs	$1,908	$1,840

It is anticipated that any change in the above UTBs will impact the effective tax rate. At March 31, 2012, the 2007 through 2011 years are open and subject to potential examination in one or more local jurisdictions and 2009 through 2011 years are open for federal income tax purposes. The Company does not expect any significant release of UTBs within the next twelve months.

Effective January 1, 2008, the Company was granted an income tax holiday for a manufacturing facility in China. The tax holiday allows for tax-free operations through December 31, 2009, followed by operations at a reduced income tax rate of 12.5% on the profits generated in 2010 through 2012, with a return to the full statutory rate of 25% for periods thereafter. This manufacturing facility in China incurred a pre-tax loss for the three months ended March 31, 2012, accordingly, there was no tax holiday for this period. Income tax expense for the three months ended March 31, 2011 was reduced by $0.9 million from the tax holiday in China.

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

A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The factors used to assess the likelihood of realization of the deferred tax assets are the reversal of deferred tax liabilities, the Company’s forecast of future taxable income, and available tax planning strategies that are prudent and feasible. The Company evaluated positive and negative evidence and, although realization is not assured, management determined that it is more likely than not that the net deferred tax asset will be realized through future taxable income and tax planning strategies. Failure to achieve the forecasted taxable income and successful implementation of tax planning strategies in the applicable taxing jurisdictions could affect the ultimate realization of deferred tax assets and could result in an increase in the Company’s effective tax rate on future earnings.

12.	Commitments and Contingencies

The Company leases certain of its manufacturing facilities under noncancelable operating leases expiring at various dates through June 2014. The Company incurred rental expense under these leases of $1.0 million for the three months ended March 31, 2012 and $0.9 million for the three months ended March 31, 2011. The approximate minimum rental commitments required under existing noncancelable leases as of March 31, 2012 are as follows (in thousands):

2012	$2,668
2013	2,340
2014	778
2015	173
2016	-
Thereafter	-
$5,959

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Preliminary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains statements which may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934. One generally can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “may,” “will,” “expects,” “intends,” “estimates,” “anticipates,” “plans,” “seeks,” or “continues,” or the negative thereof, or variations thereon, or similar terminology. Forward-looking statements regarding future events and the future performance of the Company involve risks and uncertainties that could cause actual results to differ materially. Reference is made to the risks and uncertainties which are described in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in Part II, Item 1A under the caption “Risk Factors.” Reference is also made to the risks and uncertainties described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as filed with the Securities and Exchange Commission, in Item 1A under the caption “Risk Factors,” and in Item 7 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

The tables below show, for each of our four operating segments, revenues and income before provision for income taxes in the periods indicated.

Segment revenues (in millions):
	Three Months Ended March 31,
	2012	2011	Change
Advanced Ceramic Operations	$48.7	$76.6	(36.4%)
ESK Ceramics	42.4	40.1	5.7%
Thermo Materials	14.9	31.1	(52.2%)
Boron	7.2	7.9	(9.3%)
Inter-segment elimination	(6.9)	(5.6)	20.5%
Total	$106.3	$150.1	(29.2%)

Segment operating income (loss) (in millions):
	Three Months Ended March 31,
	2012	2011	Change
Advanced Ceramic Operations	$3.4	$17.0	(80.0%)
ESK Ceramics	7.2	7.8	(8.0%)
Thermo Materials	(1.8)	10.9	n/m
Boron	(0.9)	-	n/m
Inter-segment elimination	(0.6)	(0.1)	708.3%
Total	$7.3	$35.6	(79.4%)
* Not meaningful

We categorize our products into five market applications. The table below shows our sales by market application and the percentage contribution to our total sales of each market application in the different time periods.

	Three Months Ended March 31,
	2012		2011
	Sales	%	Sales	%
Defense	$36.6	34.4	$64.8	43.1
Industrial	40.1	37.7	39.5	26.3
Energy	14.9	14.0	33.1	22.1
Automotive/Diesel	9.8	9.3	9.7	6.5
Commercial	4.9	4.6	3.0	2.0
Total	$106.3	100.0%	$150.1	100.0%

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

Commencing in 2004, several strategic acquisitions also have contributed to our sales growth. These include our acquisition of ESK Ceramics in August 2004, our acquisition of Minco, Inc. in July 2007, our acquisition of EaglePicher Boron, LLC in August 2007, which we renamed Boron Products, LLC and our acquisition of VIOX Corporation in January 2011.

To illustrate the impact of body armor, energy-related products, and our acquisitions, the following table shows our sales from body armor, energy-related products, from our acquisitions, and from all other sources for each of the years 2002 through 2011 (in millions).

	2011	2010	2009	2008	2007	2006	2005	2004	2003	2002
Sales from body armor	$193.8	$70.4	$170.0	$385.0	$535.3	$479.4	$199.5	$120.3	$58.2	$26.2
Sales from energy products:
Gross sales from energy products	129.0	99.9	62.2	57.7	20.9	11.9	9.8	5.3	2.5	1.7
Less sales from energy products included in acquisitions	(66.2)	(28.5)	(24.5)	(11.4)	(4.5)	(3.2)	(3.2)	(0.7)	-	-
Sales from energy products due to organic growth	62.8	71.4	37.7	46.3	16.4	8.7	6.6	4.6	2.5	1.7
Sales generated from acquisitions	254.5	191.1	136.8	177.1	142.6	110.2	109.8	36.0	-	-
All other sales	60.9	70.0	56.1	71.8	62.5	64.6	52.4	54.7	40.8	33.3
Total sales	$572.0	$402.9	$400.6	$680.2	$756.8	$662.9	$368.3	$215.6	$101.5	$61.2

Sales declined sharply in the first quarter of 2012, especially the shipments of our products for defense and energy applications. The principal factors contributing to the decline of shipments to the defense industry were a reduction in the amount of body armor scheduled for delivery during the first quarter of 2012 to the U.S. government and  delays in receiving approval of first article testing of our ESAPI design in connection with the ceramic armor plates ordered by the Defense Logistics Agency Troop Support group. We received approval during the first half of March 2012 but incurred further delays in shipments due to slower than expected results from the U.S. government’s lot testing program causing $10.0 million of body armor shipments to be deferred into the second quarter of 2012. Based on scheduled deliveries of existing orders, we expect shipments of body armor to rebound in the second quarter and for the balance of 2012. Shipments of energy products to the solar industry declined significantly due to the continued pronounced slowdown of demand in the solar energy market due to a reduction of government subsidies for the installation of solar panels and a buildup of inventories of solar cells and solar wafers in end market distribution channels causing a severe reduction of sales of our ceramic crucibles. Our sales to the industrial and automotive/diesel sectors of the economy were flat during the first quarter of 2012 while our sales to the commercial sector of the economy expanded due to the increased sales of our bio-glass product for use as an ingredient in toothpaste.

In October 2008, we were awarded an Indefinite Delivery/Indefinite Quantity, or ID/IQ, contract by the U.S. Army for the next ballistic threat generation of ceramic body armor plates, called XSAPI, as well as for the current generation ESAPI plates. This five-year contract has a maximum value of $2.37 billion and allows the U.S. Army to order either XSAPI or ESAPI body armor from us.

Through March 31, 2012, we have received delivery orders under the October 2008 ID/IQ contract totaling $278.8 million. Of this amount, we have shipped $278.4 million of body armor through March 31, 2012 and we expect to ship the balance of approximately $0.4 million in 2012. With less than two years remaining under this ID/IQ contract, the war in Iraq concluded, and the war in Afghanistan winding down, we expect that the total amount of body armor that we ultimately ship under this contract will be substantially less than the maximum amount.

In September 2011, we were awarded a three-year ID/IQ contract for ESAPI ceramic armor plates from Defense Logistics Agency Troop Support group. This purchasing group services the United States Army, Navy, Air Force and Marine Corps. This award was in response to our bid to the Defense Supply Center Philadelphia (DSCP) in response to their requirement for a three-year sustainment order for the replacement of body armor inserts. Simultaneously with the receipt of this award, we received an initial delivery order for $127.3 million for ESAPI ceramic body armor plates.  Of this amount, we have shipped $5.2 million of body armor through March 31, 2012 and we expect to ship the balance of approximately $122.1 million by March 31, 2013. This ID/IQ contract includes options for additional deliveries of up to $127.3 million in each of the second and third years. Initial comments from the contracting officer of the U.S. Military indicate that the 2013 ESAPI order will be similar to the 2012 order, but this is a preliminary estimate with no guarantee.

In October 2011, we announced the receipt of a delivery order for approximately $6.9 million for ceramic body armor plates from the United States Special Operations Command. During March 2012, we received a stop work order notice due to ballistic lot testing failures. We anticipate that we will resolve this issue during either the second or third quarter of this year.

For 2012 and for the next several years, we expect that our sales of body armor will continue in a range of approximately $50.0 to $150.0 million per year. We will continue to bid on Foreign Military Sales (FMS) for the first generation of SAPI body armor through our existing ID/IQ contract with Aberdeen Proving Grounds.

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

In June 2009, we acquired substantially all of the business and assets and all technology and intellectual property related to ballistic combat and non-combat helmets of Diaphorm Technologies, LLC, based in Salem, New Hampshire. Based on this technology, we submitted a proposal to the U.S. Marine Corps Systems Command in June 2009 in response to a solicitation for the procurement of Enhanced Combat Helmets (ECH), which are intended to provide substantially increased levels of protection compared to combat helmets now in use. In response to our proposal, the U.S. Marine Corps Systems Command in July 2009 awarded us a contract for up to a maximum of 246,840 helmets. After an extended period of First Article Testing, our helmets have been approved by the U.S. Government. In March 2012, we received the first of possibly two low rate initial production ECH Helmet orders. The initial release has a value of approximately $3.0 million. The full multi-year production order is expected by the end of the second quarter of calendar year 2012. The total for the initial orders plus full production is expected to exceed $170.0 million. Our strategy regarding this acquisition is to combine our successful track record in body armor programs with the proprietary helmet-forming technologies acquired from Diaphorm to create a world class manufacturer of Enhanced Combat Helmets.

New orders for the three months ended March 31, 2012 were $80.8 million, compared to $231.7 million for the same period last year. There were no new orders for ceramic body armor for the three months ended March 31, 2012 compared to $93.1 million for the same period last year.

Our order backlog was $259.5 million as of March 31, 2012 and $267.4 million as of  March 31, 2011. The backlog for ceramic body armor represented approximately $140.8 million, or 54.3%, of the total backlog as of March 31, 2012 and $117.4 million, or 43.9%, of the total backlog as of March 31, 2011. We expect that substantially all of our order backlog as of March 31, 2012 will be shipped during 2012.

Based on our current backlog and anticipated orders for ceramic body armor and the level of shipments to date in 2012, we expect our sales of ceramic body armor to be lower in fiscal year 2012 than in 2011. For the next three quarters, the level of shipments of ceramic body armor is likely to be the most significant factor affecting our total sales during 2012.

Results of Operations for the Three Months Ended March 31, 2012 and 2011

Net Sales

Our total net sales for the three months ended March 31, 2012 and 2011 were as follows (dollars in millions):

	Three Months Ended March 31,
	2012	2011
Net sales	$106.3	$150.1
Increase (decrease) in net sales	$(43.8)	$40.1
Percentage change in net sales	(29.2%)	36.4%

Sales declined sharply in the first quarter of 2012, primarily from declines in shipments of body armor and ceramic crucibles. Net sales for the three months ended March 31, 2012 of our defense related products were $36.6 million, a decrease of $28.2 million, or 43.6%, from $64.8 million in the prior year as shipments of body armor were lower due to a reduction in the amount of body armor scheduled for delivery to the U.S. government during the first quarter and delays in shipments. The principal factors contributing to the delays in shipments of body armor were slower than anticipated approval of the first article testing of our ESAPI design in connection with the ceramic armor plates ordered by the Defense Logistics Agency Troop Support group, and further delays caused by slower than expected results from the U.S. government’s lot testing program, causing $10.0 million of body armor shipments to be deferred into the second quarter of 2012.

Sales for the three months ended March 31, 2012 of energy products amounted to $14.9 million, a decrease of $18.2 million, or 55.2%, from $33.1 million in the prior year as sales of ceramic crucibles to the solar industry continued to significantly decline due to a reduction of government subsidies for the installation of solar panels and a buildup of inventories of solar cells and solar wafers in end market distribution channels, causing a severe reduction of sales of our ceramic crucibles.

Sales for the three months ended March 31, 2012 of industrial products amounted to $40.1 million, an increase of $0.6 million, or 1.8%, from $39.5 million in the prior year. Sales of industrial products represented 37.7% of sales for the three months ended March 31, 2012 and 26.3% of sales for the three months ended March 31, 2011.

Sales of automotive/diesel products for the three months ended March 31, 2012 were $9.8 million, an increase of $0.1 million, or 1.4% from $9.7 million compared to the same period last year. Sales to the automotive/diesel market represented 9.3% of sales for the three months ended March 31, 2012 and 6.5% of sales for the three months ended March 31, 2011.

Our net sales of commercial products for the three months ended March 31, 2012 were $4.9 million, an increase of $1.9 million, or 61.9%, from $3.0 million in the prior year. This increase was caused by increase demand for our bio-glass product for use as an ingredient in tooth paste.

Advanced Ceramic Operations Segment

Our Advanced Ceramic Operations segment had net sales for the three months ended March 31, 2012 and 2011 as follows (dollars in millions):

	Three Months Ended March 31,
	2012	2011
Net sales	$48.7	$76.6
Increase (decrease) in net sales	$(27.9)	$22.5
Percentage change in net sales	(36.4%)	41.7%

Contributing to the decrease of $27.9 million in sales at our Advanced Ceramic Operations segment were lower shipments of ceramic body armor in the first quarter of 2012 that totaled $27.4 million, a decrease of $26.6 million, or 49.2%, from $54.0 million in the first quarter of 2011. The primary reasons for the decrease in shipments of ceramic body armor were a reduction in the amount of body armor scheduled for delivery to the U.S. government during the first quarter and delays in both receiving first article testing approval and lot testing results from the U.S. government, causing $10.0 million of planned shipments to be deferred into the second quarter of 2012.

Net sales of our orthodontic brackets product line for the three months ended March 31, 2012 were $2.5 million, an increase of $0.4 million, or 19.1%, from $2.1 million in the corresponding quarter of the prior year. The increase was due to special marketing programs by our customer generating more end market sales of orthodontic brackets.

ESK Ceramics Operations Segment

Our ESK Ceramics segment had net sales for the three months ended March 31, 2012 and 2011 as follows (dollars in millions):

	Three Months Ended March 31,
	2012	2011
Net sales	$42.4	$40.1
Increase (decrease) in net sales	$2.3	$8.4
Percentage change in net sales	5.7%	26.4%

On a constant currency basis, sales for the three months ended March 31, 2012 were $43.7 million, an increase of $3.6 million, or 9.0%, from the corresponding quarter of the prior year. Sales of industrial products for the three months ended March 31, 2012 were $21.7 million, a decrease of $1.9 million, or 8.2%, from $23.6 million in the corresponding quarter of the prior year. This decrease was the result of lower demand for composite coatings, a decrease in shipments of industrial parts for the packaging industry, a decrease in shipments of industrial wear parts and a decrease in shipments of boron nitride ceramic powders. Sales of defense products for the three months ended March 31, 2012 were $9.4 million, an increase of $3.3 million, or 53.9%, from $6.1 million in the corresponding quarter of the prior year. Included in sales of defense products for the three months ended March 31, 2012 were inter-segment sales of $6.5 million compared to $4.8 million in the prior year. The increase of $1.7 million in inter-segment sales was due to an increase in demand for boron carbide powder used in body armor plates manufactured by our Advanced Ceramic Operations division. Sales of automotive/diesel products for the three months ended March 31, 2012 were $8.0 million, an increase of $0.8 million , or 11.2%, from $7.2 million in the corresponding quarter of the prior year. Increased demand from automotive original equipment manufacturers accounted for the increase in sales.

Thermo Materials Segment

Our Thermo Materials segment had net sales for the three months ended March 31, 2012 and 2011 as follows (dollars in millions):

	Three Months Ended March 31,
	2012	2011
Net sales	$14.9	$31.1
Increase (decrease) in net sales	$(16.2)	$11.3
Percentage change in net sales	(52.2%)	56.7%

The decrease in sales at our Thermo Materials segment was due to lower shipments of crucibles to the solar energy market and decreased sales of refractory products to the metallurgy industry. Sales of crucibles used in the manufacture of photovoltaic cells for the three months ended March 31, 2012 were $3.5 million, a decrease of $19.5 million, or 84.7%, from $23.0 million in the corresponding prior year period. The decrease was due to a reduction of government subsidies for the installation of solar panels and a buildup of inventories of solar cells and solar wafers in end-market distribution channels.

Sales to the defense industry for the three months ended March 31, 2012 were $4.3 million, an increase of $2.1 million, or 99.0%, from $2.2 million when compared to the corresponding prior year period. This increase was caused by higher shipments of ceramic missile radomes compared to the same period last year.

Boron  Segment

Our Boron segment had net sales for the three months ended March 31, 2012 and 2011 as follows (dollars in millions):

	Three Months Ended March 31,
	2012	2011
Net sales	$7.2	$7.9
Increase (decrease) in net sales	$(0.7)	$1.4
Percentage change in net sales	(9.3%)	21.8%

Our Boron business segment comprises the business units Ceradyne Boron Products, SemEquip, Inc. and Ceradyne Canada. Almost all of the sales in this segment during the three month period ended March 31, 2012 were from Ceradyne Boron Products, which had net sales of  $6.9 million, a decrease of  $0.1 million, or 1.4%, from $7.0 million in the three months ended March 31, 2011.  This slight decrease was the result of lower shipments to the semiconductor industry.

Gross Profit

Our total gross profit for the three months ended March 31, 2012 and 2011 were as follows (dollars in millions):

	Three Months Ended March 31,
	2012	2011
Gross profit	$29.1	$58.1
Increase (decrease) in gross profit	$(29.0)	$32.7
Gross profit percentage	27.4%	38.7%

Several factors caused the decrease in gross profit and gross profit as a percentage of net sales during the three months ended March 31, 2012. These factors include substantially lower sales of body armor, ceramic solar crucibles, solar paste products, refractory products, and decreased operating leverage resulting in lower absorption of manufacturing overhead expenses in the production of these product lines.

Advanced Ceramic Operations Segment

Our Advanced Ceramic Operations segment had total gross profit for the three months ended March 31, 2012 and 2011 as follows (dollars in millions):

	Three Months Ended March 31,
	2012	2011
Gross profit	$11.6	$26.7
Increase (decrease) in gross profit	$(15.1)	$16.7
Gross profit percentage	23.8%	34.8%

The primary reasons for the decrease in gross profit and gross profit as a percentage of net sales during the three months ended March 31, 2012 were lower volumes of production of body armor and industrial products resulting in lower absorption of manufacturing overhead expenses and an unfavorable sales mix caused by shipments during the first quarter of 2012  of body armor products with lower gross margins compared to the same period prior year.

ESK Ceramics Segment

Our ESK Ceramics segment had total gross profit for the three months ended March 31, 2012 and 2011 as follows (dollars in millions):

	Three Months Ended March 31,
	2012	2011
Gross profit	$13.9	$13.1
Increase (decrease) in gross profit	$0.8	$5.7
Gross profit percentage	32.8%	32.6%

Gross profits increased during the three months ended March 31, 2012 due to increased gross profits in the armor and automotive product lines which resulted from an increase in sales of these lines while gross profits of other product lines were unchanged during the three months ended March 31, 2012. Gross profit as a percentage of sales were nearly unchanged for the quarter ended March 31, 2012 as increases in armor gross profit percentage were offset by declines in industrial product gross profit percentage while other segments were unchanged.

Thermo Materials Segment

Our Thermo Materials segment had total gross profit for the three months ended March 31, 2012 and 2011 as follows (dollars in millions):

	Three Months Ended March 31,
	2012	2011
Gross profit	$2.3	$15.3
Increase (decrease) in gross profit	$(13.0)	$7.7
Gross profit percentage	15.3%	49.3%

Gross profit decreased during the three month period ended March 31, 2012 primarily because of a severe decrease in unit sales and production of solar crucibles and a decline of $32.5% in unit sales prices of these products due to pricing pressure from customers when compared to the prior year period.

Boron Segment

Our Boron segment had total gross profit for the three months ended March 31, 2012 and 2011 as follows (dollars in millions):

	Three Months Ended March 31,
	2012	2011
Gross profit	$1.9	$3.1
Increase (decrease) in gross profit	$(1.2)	$2.7
Gross profit percentage	27.0%	38.8%

The decrease in gross profit in the first quarter of 2012 was the result of lower sales to the nuclear and semiconductor industries which caused a lower absorption of manufacturing overhead.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses for the three months ended March 31, 2012 and 2011 were as follows (dollars in millions):

	Three Months Ended March 31,
	2012	2011
Selling, general and administrative expenses	$17.5	$18.8
Increase (decrease) in selling, general and administrative expenses	$(1.3)	$4.9
Percentage change in selling, general and administrative expenses	(7.0%)	35.5%
Selling, general and administrative expenses; as a percentage of net sales	16.5%	12.5%

The decrease in selling, general and administrative expenses during the three months ended March 31, 2012 was primarily caused by lower bonuses to employees due to the reduced financial results when compared to the prior year period.

Research and Development Expenses

Our research and development expenses for the three months ended March 31, 2012 and 2011 were as follows (dollars in millions):

	Three Months Ended March 31,
	2012	2011
Research and development expenses	$3.6	$3.1
Increase (decrease) in research and development expenses	$0.5	$0.2
Percentage change in research and development expenses	18.4%	4.2%
Research and development expenses as a percentage of net sales	3.4%	2.0%

The primary reasons for the increase in research and development expenses during the three months ended March 31, 2012 were additional expenses to advance our industrial products by our ESK Ceramics subsidiary and expenses at our Advanced Ceramic Operations for energy products for the oil and gas industry.

Restructuring – Plant Closure and Severance.

Our restructuring – plant closure and severance expenses for the three months ended March 31, 2012 and 2011 were as follows (dollars in millions):

	Three Months Ended March 31,
	2012	2011
Restructuring – plant closure and severance	$0.7	$0.0
Increase (decrease) in restructuring – plant closure and severance	$0.7	$0.0
Percentage change in restructuring – plant closure and severance	n/m	n/m
Restructuring – plant closure and severance expenses as a percentage of net sales	0.6%	0.0%

We recorded pre-tax restructuring and severance charges of $0.6 million and $0.1 million for the closure of our manufacturing facilities in India and Utah, respectively. We closed the India facilities and moved the equipment associated with that facility because the cost of manufacturing orthodontic products was lower in the United States than in India. In order to gain synergies and reduce costs in our police helmet operation, we closed our Utah facility and combined its operations with our Diaphorm business unit in Salem, New Hampshire.

Acquisition Related Charge (Credit)

Our acquisition related charges and credits for the three months ended March 31, 2012 and 2011 were as follows (dollars in millions):

	Three Months Ended March 31,
	2012	2011
Acquisition related charges and credits	$0.0	$0.6
Increase (decrease) in acquisition related charges and credits	$(0.6)	$0.7
Percentage change in acquisition related charges and credits	n/m	n/m
Acquisition related charges and credits as s percentage of net sales	0.0%	0.4%
* Not meaningful

There were no acquisition related charges and credits during the three months ended March 31, 2012. During the three months ended March 31, 2011, we recorded acquisition-related charges of $0.6 million to reflect the fair value of contingent purchase price consideration for SemEquip, Inc., acquired in 2008, Diaphorm Technologies, LLC, acquired in 2009 and VIOX Corporation, acquired on January 3, 2011.

Other Income (Expense)

Our net other income (expense) for the three months ended March 31, 2012 and 2011 were as follows (dollars in millions):

	Three Months Ended March 31,
	2012	2011
Other income (expense)	$(1.3)	$(0.7)
(Increase) decrease in other income (expense)	$(0.6)	$1.4
Percentage change in other income (expense)	81.1%	(64.7%)
Other income (expense) as percentage of net sales	(1.3%)	(0.5%)

The increase in other income and expense during the three months ended March 31, 2012 was caused by foreign currency losses of $0.8 million offset by a $0.2 million increase in gains on sales of investments.

Income Taxes

Our provision for income taxes for the three months ended March 31, 2012 and 2011 were as follows (dollars in millions):

	Three Months Ended March 31,
	2012	2011
Provision for income taxes	$2.2	$11.3
Increase (decrease) in provision for income taxes	$(9.1)	$9.8
Percentage change in provision for income taxes	(80.4%)	636.1%
Provision for income taxes as a percentage of net sales	2.1%	7.5%
Effective tax rate	36.9%	32.3%

The increase in our effective tax rate for the three months ending March 31, 2012 compared to the prior year period was caused by an increase in our effective tax rate in China due to the change in mix of pre-tax reults between our two Chinese subsidiaries, each of which is taxed at different rates.

Liquidity and Capital Resources

We generally have met our operating and capital requirements with cash flow from operating activities and borrowings under our credit facility.

The following table presents selected financial information and statistics as of March 31, 2012 and December 31, 2011 and for the three months ended March 31, 2012 and 2011 (in thousands):

	March 31, 2012	December 31, 2011
Cash, cash equivalents and short term investments	$270,101	$275,047
Accounts receivable, net	61,377	73,646
Inventories	135,936	117,273
Working capital	382,599	379,154

	For the Three Months Ended
	March 31, 2012	March 31, 2011
Quarterly operating cash flow	$6,414	$17,759

During the three months ended March 31, 2012, we generated $6.4 million of cash from operations compared to $17.8 million for the three months ended March 31, 2011. The $6.4 million of cash flow from operations during 2012 is primarily comprised of net income totaling $3.8 million, with $11.3 million of non-cash charges included therein, offset by an increase in net operating assets and liabilities of $8.7 million. The major contributing factor to the increase in net operating assets and liabilities was an increase in our inventories of $17.5 million due to testing delays for body armor products . Partially offsetting this increase in inventories was a decrease of $12.7 million of accounts receivables as our business contracted during the current quarter.

We also invested $5.9 million to expand manufacturing capacity in selected product lines. We received $11.0 million from proceeds and maturities of marketable securities, however, this was offset by the investment of $20.2 million in marketable securities. During the quarter, we paid our first common stock dividend of $3.6 million. As a result, our net cash at March 31, 2012 decreased by $10.0 million as compared to a $4.4 million decrease during the three months ended March 31, 2011.

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

As of March 31, 2012 and December 31, 2011, long-term debt and the equity component (recorded in additional paid in capital, net of income tax benefit), determined in accordance with the accounting guidance for convertible debt, comprised the following (in thousands):

	March 31, 2012	December 31, 2011
Outstanding debt
Principal amount	$93,100	$93,100
Unamortized discount	(2,836)	(3,806)
Net carrying amount	90,264	89,294
Current portion of outstanding debt	90,264	89,294
Noncurrent portion of outstanding debt	$-	$-
Equity component, net of income tax benefit	$16,399	$16,399

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

Interest on the notes is payable on December 15 and June 15 of each year, commencing on June 15, 2006. The notes are convertible into 17.1032 shares of our common stock for each $1,000 principal amount of the notes (which represents a conversion price of approximately $58.47 per share), subject to adjustment. The notes contain put options, which may require us to repurchase in cash all or a portion of the notes on December 15, 2012, December 15, 2015, December 15, 2020, December 15, 2025, and December 15, 2030 at a repurchase price equal to 100% of the principal amount of the notes to be repurchased plus accrued and unpaid interest, including contingent interest, if any, up to but excluding the repurchase date. For further information regarding the notes, refer to Note 7 of Notes to Consolidated Financial Statements included in this Form 10-Q.

In December 2005, the Company established an unsecured $10.0 million line of credit (“2005 LOC”) which will expire on May 1, 2014. As of March 31, 2012, there were no outstanding amounts on the 2005 LOC. However, the available line of credit at March 31, 2012 has been reduced by outstanding letters of credit in the aggregate amount of $49,000. The interest rate on the 2005 LOC was 1.2% as of March 31, 2012 which was based on the LIBOR rate for a period of one month, plus a margin of 1.0%. In June 2011, the Company established a separate unsecured $5.0 million line of credit (“2011 LOC”) that was increased to $7.0 million on December 19, 2011 and will mature on April 1, 2013. The Company expects to renew the 2011 LOC at that time for multiple years. As of March 31, 2012, there were no outstanding amounts on the 2011 LOC. However, the available line of credit at March 31, 2012 has been reduced by outstanding letters of credit in the aggregate amount of $5.7 million. The interest rate on the 2011 LOC was 1.2% as of March 31, 2012 which was based on the LIBOR rate for a period of one month, plus a margin of 1.0% percent. In April 2012, the Company finalized the transfer of the outstanding letters of credit under the 2005 LOC to the 2011 LOC and closed the 2005 LOC.

Pursuant to the bank line of credit, we are subject to certain covenants, which include, among other things, the maintenance of specified minimum amounts of liquidity and profitability and annual net income. At March 31, 2012, we were in compliance with these covenants.

Our cash, cash equivalents and short-term investments totaled $270.1 million at March 31, 2012, compared to $275.0 million at December 31, 2011. At March 31, 2012, we had working capital of $382.6 million, compared to $379.2 million at December 31, 2011. Our cash position includes amounts denominated in foreign currencies. The repatriation of cash balances from our ESK Ceramics subsidiary does not result in additional tax costs. We believe that our current cash and cash equivalents on hand and cash available from the sale of short-term investments, cash available from additional borrowings under our revolving line of credit and cash we expect to generate from operations will be sufficient to finance our anticipated capital and operating requirements for at least the next 12 months. Our anticipated capital requirements primarily relate to the normal replacement and some expansion of our manufacturing facilities at ESK Ceramics and the completion of our new manufacturing facility in China. We also may utilize cash, and, to the extent necessary, borrowings from time to time to acquire other businesses, technologies or product lines that complement our current products, enhance our market coverage, technical capabilities or production capacity, or offer growth opportunities. From time to time, we may utilize cash to repurchase our common stock or our convertible debt. We anticipate that in December 2012, holders of our convertible debt will exercise their put rights and require us to repurchase the entire outstanding principal amount of $93.1 million.

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

Our long term investments at March 31, 2012 included $15.5 million of auction rate securities. Cumulatively to date, the Company has incurred $4.7 million in pre-tax losses from its investments in auction rate securities, a realized loss of $8.8 million from the sale of auction rate securities in 2009 and pre-tax temporary impairment charges against other comprehensive income of $2.6 million. The Company’s investments in auction rate securities represent interests in insurance securitizations collateralized by pools of residential and commercial mortgages, asset backed securities and other structured credits relating to the credit risk of various bond guarantors that mature at various dates from June 2021 through July 2052. These auction rate securities were intended to provide liquidity via an auction process which is scheduled every 28 days, that resets the applicable interest rate, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. Interest rates are capped at a floating rate of one month LIBOR plus additional spread ranging from 1.25% to 4.00% depending on prevailing rating. During the second half of the year 2007, through 2008, 2009, 2010, 2011 and through March 31, 2012, the auctions for these securities failed. As a result of current negative conditions in the global credit markets, auctions for the Company’s investment in these securities have recently failed to settle on their respective settlement dates. Consequently, the investments are not currently liquid through the normal auction process and may be liquidated if a buyer is found outside the auction process. Although the auctions have failed, the Company continues to receive underlying cash flows in the form of interest income from the investments in auction rate securities. As of March 31, 2012, the fair value of the Company’s investments in auction rate securities was below cost by approximately $7.3 million. The fair value of the auction rate securities has been below cost for more than one year.

Beginning in the third quarter of 2008 and at March 31, 2012, the Company determined that the market for its investments in auction rate securities and for similar securities continued to be inactive since there were few observable or recent transactions for these securities or similar securities. The Company’s investments in auction rate securities continued to be classified within Level 3 of the fair value hierarchy because the Company determined that significant adjustments using unobservable inputs were required to determine fair value as of March 31, 2012 and December 31, 2011.

An auction rate security is a type of structured financial instrument where its fair value can be estimated based on a valuation technique that includes the present value of future cash flows (principal and interest payments), review of the underlying collateral and considers relevant probability weighted and risk adjusted observable inputs and minimizes the use of unobservable inputs. Probability weighted inputs included the following:•

●	Probability of earning maximum rate until maturity
●	Probability of passing auction at some point in the future
●	Probability of default at some point in the future (with appropriate loss severity assumptions)

The Company determined that the appropriate risk-free discount rate (before risk adjustments) used to discount the contractual cash flows of its auction rate securities ranged from 0.2% to 3.4%, based on the term structure of the auction rate security. Liquidity risk premiums are used to adjust the risk-free discount rate for each auction rate security to reflect uncertainty and observed volatility of the current market environment. This risk of nonperformance has been captured within the probability of default and loss severity assumptions noted above. The risk-adjusted discount rate, which incorporates liquidity risk, appropriately reflects the Company’s estimate of the assumptions that market participants would use (including probability weighted inputs noted above) to estimate the selling price of the asset at the measurement date.

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

We enter into foreign exchange forward contracts to reduce earnings and cash flow volatility associated with foreign exchange rate changes to allow our management team to focus its attention on its core business operations. Accordingly, we enter into contracts which change in value as foreign exchange rates change to economically offset the effect of changes in value of foreign currency assets and liabilities, commitments and anticipated foreign currency denominated sales and operating expenses. We enter into foreign exchange forward contracts in amounts between minimum and maximum anticipated foreign exchange exposures, generally for periods not to exceed one year. These derivative instruments are not designated as accounting hedges. We had an outstanding foreign exchange forward contract at March 31, 2012 for 55 million Euros.

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

Our debt is comprised of $93.1 million of a convertible note with a fixed coupon rate of 2.875% (“Notes”). The fair value of short-term debt was $93.5 million and is based on quoted market prices at March 31, 2012.

Approximately 42.8% of our revenues for the three months ended March 31, 2012 were derived from operations outside the United States. Overall, we are a net recipient of currencies other than the U.S. dollar and, as such, we benefit from a weaker dollar and are adversely affected by a stronger dollar relative to major currencies worldwide. Accordingly, changes in exchange rates, and in particular a strengthening of the U.S. dollar, may negatively affect net sales, gross profit, and net income from our subsidiary, ESK Ceramics, as expressed in U.S. dollars. This would also negatively impact our consolidated reported results.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2012 (the end of the period covered by this report). Based on this evaluation, our principal executive officer and principal financial officer concluded that our current disclosure controls and procedures (as defined in Rules 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934) are effective.

Changes in Internal Control over Financial Reporting
Our management evaluated our internal control over financial reporting and there have been no changes during the fiscal quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is from time to time involved in various legal proceedings that are incidental to its business. However, to management’s knowledge, there currently are no material pending legal proceedings involving the Company or any of its subsidiaries.

Item 1A.	Risk Factors

There have been no significant changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On August 31, 2011, we announced that our board of directors had authorized the repurchase and retirement of up to $100.0 million of our common stock in open market transactions, including block purchases, or in privately negotiated transactions. We did not set a time limit for completion of this repurchase program, and we may suspend or terminate it at any time. We did not repurchase any shares of our common stock during the quarter ended March 31, 2012. As of March 31, 2012, we have the full $100.0 million remaining under this authorization.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

(a)	Exhibits:

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.INS	XBRL Instance Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
101.SCH	XBRL Taxonomy Extension Schema Linkbase.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CERADYNE, INC.

Date: April 24, 2012	By:	/s/ JERROLD J. PELLIZZON
Jerrold J. Pellizzon
Vice President Chief Financial Officer (Principal Financial and Accounting Officer)

Index to Exhibits

Exhibit	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.INS	XBRL Instance Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
101.SCH	XBRL Taxonomy Extension Schema Linkbase.