Form 10-Q
period 2012-06-30
CERADYNE INC
filed 2012-07-24
CIK 18937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 19, 2012
Common Stock, $0.01 par value	24,200,145 Shares

Exhibit Index on Page 32

CERADYNE, INC.

CERADYNE, INC.
FORM 10-Q
FOR THE QUARTER ENDED
June 30, 2012

PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Consolidated Financial Statements

CERADYNE, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	June 30, 2012	December 31, 2011
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$35,261	$50,275
Short-term investments	232,821	224,772
Accounts receivable, net of allowances for doubtful accounts of $2,789
and $1,547 at June 30, 2012 and December 31, 2011, respectively	73,834	73,646
Other receivables	5,084	6,040
Inventories	130,130	117,273
Production tooling, net	10,833	11,792
Prepaid expenses and other	35,300	43,860
Deferred tax asset	5,191	5,782
TOTAL CURRENT ASSETS	528,454	533,440
PROPERTY, PLANT AND EQUIPMENT, net	235,525	243,376
LONG TERM INVESTMENTS	21,785	15,026
INTANGIBLE ASSETS, net	98,136	100,690
GOODWILL	42,720	42,926
OTHER ASSETS	13,520	12,673
TOTAL ASSETS	$940,140	$948,131

CURRENT LIABILITIES
Accounts payable	$22,999	$29,191
Accrued expenses	26,340	30,470
Income taxes payable	7,082	5,331
Short-term debt	91,241	89,294
TOTAL CURRENT LIABILITIES	147,662	154,286
EMPLOYEE BENEFITS	24,078	24,462
OTHER LONG TERM LIABILITIES	37,569	37,224
DEFERRED TAX LIABILITY	23,429	23,461
TOTAL LIABILITIES	232,738	239,433
COMMITMENTS AND CONTINGENCIES (Note 13)
SHAREHOLDERS’ EQUITY
Common stock, $0.01 par value, 100,000,000 authorized, 24,179,414 and 24,175,051 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	242	242
Additional paid-in capital	121,263	121,940
Retained earnings	586,793	583,420
Accumulated other comprehensive income (loss)	(896)	3,096
TOTAL SHAREHOLDERS’ EQUITY	707,402	708,698
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$940,140	$948,131

See accompanying condensed notes to Consolidated Financial Statements

CERADYNE, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)
NET SALES	$130,643	$145,376	$236,952	$295,478
COST OF GOODS SOLD	93,941	92,419	171,106	184,433
Gross profit	36,702	52,957	65,846	111,045
OPERATING EXPENSES
Selling, general and administrative	18,839	19,456	36,349	38,292
Research and development	4,717	3,214	8,347	6,281
Restructuring - plant closure and severance	-	-	673	-
Acquisition related charges	231	838	231	1,422
	23,787	23,508	45,600	45,995
INCOME FROM OPERATIONS	12,915	29,449	20,246	65,050
OTHER INCOME (EXPENSE):
Interest income	1,128	877	2,194	1,675
Interest expense	(1,825)	(1,669)	(3,568)	(3,117)
Miscellaneous	(791)	677	(1,449)	590
	(1,488)	(115)	(2,823)	(852)

INCOME BEFORE PROVISION FOR INCOME TAXES	11,427	29,334	17,423	64,198
PROVISION FOR INCOME TAXES	4,581	10,203	6,795	21,472
NET INCOME	$6,846	$19,131	$10,628	$42,726
BASIC INCOME PER SHARE	$0.28	$0.77	$0.44	$1.72
DILUTED INCOME PER SHARE	$0.28	$0.76	$0.44	$1.70
WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	24,204	24,898	24,207	24,869
DILUTED	24,307	25,224	24,300	25,172

See accompanying condensed notes to Consolidated Financial Statements

CERADYNE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)
NET INCOME	$6,846	$19,131	$10,628	$42,726
FOREIGN CURRENCY TRANSLATION	(10,850)	5,684	(5,285)	16,620
UNREALIZED GAIN (LOSS) ON INVESTMENTS	(376)	(116)	1,294	5
COMPREHENSIVE INCOME (LOSS)	$(4,380)	$24,699	$6,637	$59,351

See accompanying condensed notes to Consolidated Financial Statements

CERADYNE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
	Six Months Ended June 30,
	2012	2011
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,628	$42,726
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Depreciation and amortization	18,215	19,678
Amortization of bond premium	223	661
Non cash interest expense on convertible debt	1,952	1,795
Deferred income taxes	(266)	249
Stock compensation	2,266	2,026
(Gain) loss on marketable securities	(54)	103
(Gain) loss on equipment disposal	(12)	178
Change in operating assets and liabilities (net of effect of businesses acquired):
Accounts receivable, net	(647)	914
Other receivables	904	1,638
Inventories	(13,908)	(11,287)
Production tooling, net	946	(2,866)
Prepaid expenses and other assets	8,494	(9,600)
Accounts payable and accrued expenses	(10,386)	6,001
Income taxes payable	1,919	3,384
Other long term liability	373	2,762
Employee benefits	645	422
NET CASH PROVIDED BY OPERATING ACTIVITIES	21,292	58,784

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(10,524)	(17,055)
Purchases of marketable securities	(29,354)	(63,053)
Proceeds from sales and maturities of marketable securities	16,499	35,757
Cash paid for acquisitions	-	(27,673)
Cash paid for other investments	(939)	-
Proceeds from sale of equipment	42	1,442
NET CASH USED IN INVESTING ACTIVITIES:	(24,276)	(70,582)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock due to exercise of options	317	991
Excess tax benefit due to exercise of stock options	618	1,827
Common stock cash dividends paid	(7,255)	-
Shares repurchased	(4,027)	(3,889)
NET CASH USED IN FINANCING ACTIVITIES	(10,347)	(1,071)
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(1,683)	3,896
DECREASE IN CASH AND CASH EQUIVALENTS	(15,014)	(8,973)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	50,275	53,436
CASH AND CASH EQUIVALENTS, END OF PERIOD	$35,261	$44,463

See accompanying condensed notes to Consolidated Financial Statements

CERADYNE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012
(Unaudited)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. The balance sheet at December 31, 2011 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. For further information, refer to the Consolidated Financial Statements and Notes to Financial Statements included in Ceradyne’s annual report on Form 10-K for the year ended December 31, 2011.

2.	Share-Based Compensation

Share-based compensation expense for the three and six months ended June 30, 2012 was $1.0 million and $2.3 million, respectively, which was related to restricted stock units only as the Company did not have any share-based compensation expense for stock options. This compared to $1.1 million and $2.0 million for the three and six months ended June 30, 2011, respectively.

Share-based compensation expense is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Forfeitures are estimated at the time of grant in order to estimate the amount of share-based awards that will ultimately vest. The forfeiture rate is based on historical rates. Share-based compensation expense recognized in the Company’s Consolidated Statements of Income for the three and six month periods ended June 30, 2012 includes compensation expense for share-based payment awards based on the estimated grant-date fair value. Since share-based compensation expense recognized in the Consolidated Statements of Income for the three and six month periods ended June 30, 2012 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures.

The Company maintains the 1994 Stock Incentive Plan and 2003 Stock Incentive Plan.

The Company was authorized to grant options for up to 2,362,500 shares under its 1994 Stock Incentive Plan. The Company has granted options for 2,691,225 shares and has had cancellations of 397,811 shares through June 30, 2012. There are no remaining stock options available to grant under this plan. The options granted under this plan generally became exercisable over a five-year period for incentive stock options and six months for nonqualified stock options and have a maximum term of ten years.

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

The Company may grant options and Units for up to 1,875,000 shares under the 2003 Stock Incentive Plan. The Company has granted options for 475,125 shares and Units for 1,003,869 shares under this plan through June 30, 2012. There have been cancellations of 135,393 shares associated with this plan through June 30, 2012. The options under this plan have a life of ten years.

During the three and six months ended June 30, 2012 and 2011, the Company issued Units to certain directors, officers and employees with weighted average grant date fair values and Units issued as indicated in the table below. The Company records compensation expense for the amount of the grant date fair value on a straight line basis over the vesting period.

Share-based compensation expense reduced the Company’s results of operations as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Share-based compensation expense recognized:
General and administrative, options	$-	$-	$-	$-
General and administrative, restricted stock units	1,041	1,058	2,266	2,026
Related deferred income tax benefit	(415)	(422)	(904)	(807)
Decrease in net income	$626	$636	$1,362	$1,219
Decrease in basic earnings per share	$0.03	$0.03	$0.06	$0.05
Decrease in diluted earnings per share	$0.03	$0.03	$0.06	$0.05

As of June 30, 2012, all stock options were vested, consequently there was no unrecognized compensation cost related to them. The aggregate intrinsic value of stock options exercised was $1.1 million and $4.0 million for the six months ended June 30, 2012 and 2011, respectively.

As of June 30, 2012, there was approximately $9.6 million of total unrecognized compensation cost related to non-vested Units granted under the 2003 Stock Incentive Plan. That cost is expected to be recognized over a weighted average period of 3.3 years.

The following is a summary of stock option activity:

	Six Months Ended June 30, 2012
	Number of Options	Weighted Average Exercise Price
Outstanding, December 31, 2011	259,150	$15.80
Options exercised	(57,275)	$5.51
Outstanding, June 30, 2012	201,875	$18.71
Exercisable, June 30, 2012	201,875	$18.71

The following is a summary of Unit activity:

	Six Months Ended June 30, 2012
	Number of Units	Weighted Average Grant Date Fair Value
Non-vested Units at December 31, 2011	362,727	$31.43
Granted	134,004	$29.13
Forfeited	(12,984)	$31.97
Vested	(97,883)	$33.33
Non-vested Units at June 30, 2012	385,864	$30.13

The following table summarizes information regarding options outstanding and options exercisable at June 30, 2012:

	Outstanding and Exercisable
Range of Grant Prices	Number of Options	Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (000s)
$2.98 - $4.58	6,075	0.40	$3.69	$133
$16.89 - $18.80	109,450	1.35	$17.06	$938
$21.46 - $22.67	86,350	2.12	$21.86	$325
	201,875	1.65	$18.71	$1,396

The following table summarizes information regarding Units outstanding at June 30, 2012:

	Outstanding
Range of Grant Prices	Number of Units	Average Remaining Contractual Life (Years)	Weighted Average Grant Date Fair Value
$16.53 - $28.10	191,569	2.27	$21.87
$30.99 - $39.43	114,075	3.86	$33.42
$40.73 - $45.70	79,000	2.72	$44.66
$66.35 - $81.18	1,220	0.10	$77.26
	385,864	2.83	$30.13

3.	Net Income Per Share

Basic net income per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted net income per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding plus the effect of any dilutive stock options and Units using the treasury stock method and the net share settlement method for the convertible debt. During the three and six months ended June 30, 2012 and 2011, the average trading price of the Company’s stock did not exceed the conversion price of the convertible debt, therefore there was no impact to the calculation of diluted shares.

The following is a summary of the number of shares entering into the computation of net income per common and potential common shares (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Weighted average number of shares outstanding	24,204	24,898	24,207	24,869
Dilutive stock options	79	228	85	224
Dilutive restricted stock units	24	98	8	79
Dilutive contingent convertible debt common shares	-	-	-	-
Number of shares used in fully diluted computations	24,307	25,224	24,300	25,172

The following are the number of shares not included in the fully diluted computation pertaining to restricted stock units as their impact would be anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Anti-dilutive restricted stock units	194	107	194	108

4.	Composition of Certain Financial Statement Captions

Inventories are valued at the lower of cost (first in, first out) or market. Inventory costs include the cost of material, labor and manufacturing overhead. The following is a summary of the inventory components as of June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012	December 31, 2011
Raw materials	$12,829	$8,533
Work-in-process	78,426	65,645
Finished goods	38,875	43,095
	$130,130	$117,273

Property, plant and equipment are recorded at cost and consist of the following (in thousands):

	June 30, 2012	December 31, 2011
Land	$18,314	$18,550
Buildings and improvements	116,477	117,961
Machinery and equipment	235,185	233,702
Leasehold improvements	8,685	8,482
Office equipment	40,013	37,906
Construction in progress	14,136	11,961
	432,810	428,562
Less accumulated depreciation and amortization	(197,285)	(185,186)
	$235,525	$243,376

The components of intangible assets are as follows (in thousands):

	June 30, 2012			December 31, 2011
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Amortizing Intangible Assets
Backlog	$1,797	$1,797	$-	$1,808	$1,808	$-
Developed technology	70,474	8,072	62,402	70,590	7,233	63,357
Tradename	4,110	746	3,364	4,110	698	3,412
Customer relationships	47,604	17,688	29,916	47,604	16,212	31,392
Non-compete agreement	1,100	800	300	1,100	775	325
Non-amortizing tradename	2,154	-	2,154	2,204	-	2,204
Total	$127,239	$29,103	$98,136	$127,416	$26,726	$100,690

The estimated useful lives for intangible assets are:

Identified Intangible Asset	Estimated Useful Life in Years or Months
Developed technology	10 years – 20 years
Tradename	10 years
Customer relationships	10 years – 12.5 years
Backlog	1 month – 3 months
Non-compete agreement	15 months

Amortization of definite-lived intangible assets will be approximately (in thousands): $5,689 for the balance of fiscal year 2012, $6,014 in fiscal year 2013, $8,213 in fiscal year 2014, $10,921 in fiscal year 2015 and $13,427 in fiscal year 2016.

The roll forward of the goodwill balance by segment during the six months ended June 30, 2012 is as follows (in thousands):
	ACO	Thermo	ESK	Boron	Total
Balance at December 31, 2011:
Goodwill	$13,108	$10,331	$9,033	$22,083	$54,555
Accumulated impairment losses	(7,797)	-	-	(3,832)	(11,629)
	5,311	10,331	9,033	18,251	42,926
Translation and other	-	-	(206)	-	(206)
Balance at June 30, 2012:
Goodwill	13,108	10,331	8,827	22,083	54,349
Accumulated impairment losses	(7,797)	-	-	(3,832)	(11,629)
	$5,311	$10,331	$8,827	$18,251	$42,720

The Company is required to test annually whether the estimated fair value of its reporting units is sufficient to support the goodwill assigned to those reporting units; the Company performs the annual test in the fourth quarter. The Company is also required to test goodwill for impairment before the annual test if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount, such as a significant adverse change in the business climate. The Company determined that a test of goodwill for impairment was not required as of June 30, 2012.

5.	Stock Repurchases

During the six months ended June 30, 2012, the Company repurchased and retired 161,000 shares of its common stock at an aggregate cost of $4.0 million under a stock repurchase program authorized in 2011 by the Company’s Board of Directors. From the inception of this stock purchase program, the Company has repurchased and retired 161,000 shares of its common stock at an aggregate cost of $4.0 million. The Company is authorized to repurchase an additional $96.0 million for a total of $100.0 million.

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

For recognition purposes, on a recurring basis, the Company measures available for sale short-term and long-term investments at fair value. Approximately $2.9 million of the unrealized losses in short term investments as of June 30, 2012 have been in a loss position for more than 12 months. The fair value of the following investments is determined using quoted prices in active markets (Level 1):
	Level 1 Investments at June 30, 2012
(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short term investments:
Investment funds – debt securities	$231,959	$152	$(3,342)	$228,769
Corporate bonds	4,054	-	(2)	4,052
Total short term investments	$236,013	$152	$(3,344)	$232,821
Long term investments:
Corporate bonds	$6,302	$8	$(8)	$6,302

	Level 1 Investments at December 31, 2011
(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short term investments:
Investment funds – debt securities	$220,778	$30	$(4,881)	$215,927
Corporate bonds	8,851	1	(7)	8,845
Total short term investments	$229,629	$31	$(4,888)	$224,772

The fair value of long-term investments in auction rate securities is based on a Level 3 valuation technique that includes the present value of future cash flows (principal and interest payments), review of the underlying collateral, and considers relevant probability weighted and risk adjusted observable inputs and minimizes the use of unobservable inputs. The fair values of auction rate securities at June 30, 2012 and December 31, 2011 were $15.5 million and $15.0 million, respectively.

During the three months ended June 30, 2012 and 2011 there were no charges due to other-than-temporary reductions in the value of investments in auction rate securities. The Company also recognized pre-tax credits of $4,000 and $111,000 in other comprehensive income during the three months ended June 30, 2012 and 2011, respectively, due to temporary increases in the value of its investments in auction rate securities.

During the six months ended June 30, 2012 and 2011, there were no charges due to other-than-temporary reductions in the value of investments in auction rate securities. The Company also recognized a pre-tax credit of $457,000 and pre-tax reduction of $53,000 in other comprehensive income during the six months ended June 30, 2012 and 2011, respectively, due to temporary changes in the value of its investments in auction rate securities.

Cumulatively to date, the Company has incurred $4.7 million in pre-tax charges due to other-than-temporary reductions in the value of its investments in auction rate securities, realized losses of $8.8 million from sales of auction rate securities and pre-tax temporary impairment charges of $2.6 million reflected in other comprehensive income. As of June 30, 2012, the fair value of the Company’s investments in auction rate securities was below cost by approximately $7.3 million. The fair value of the auction rate securities has been below cost for more than one year.

For disclosure purposes, the Company is required to measure the fair value of outstanding debt on a recurring basis. The fair value of outstanding debt is determined using quoted prices in active markets. The fair value of short-term debt, based on quoted market prices, was $93.5 million at both June 30, 2012 and December 31, 2011.

7.	Recent Accounting Pronouncements

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

In June 2011, the FASB issued new guidance which eliminates the option to report other comprehensive income and its components in the statement of changes in equity. This new guidance requires that all nonowner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. The Company adopted this standard in the first quarter of 2012 which changed the presentation of its consolidated financial statements with the inclusion of a new separate statement labeled “Consolidated Statements of Comprehensive Income”.

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

As of June 30, 2012 and December 31, 2011, short-term debt and the equity component (recorded in additional paid in capital, net of income tax benefit), determined in accordance with the accounting guidance for convertible debt, comprised the following (in thousands):

	June 30, 2012	December 31, 2011
Outstanding debt
Principal amount	$93,100	$93,100
Unamortized discount	(1,859)	(3,806)
Net carrying amount	91,241	89,294
Current portion of outstanding debt	91,241	89,294
Noncurrent portion of outstanding debt	$-	$-
Equity component, net of income tax benefit	$16,399	$16,399

The discount on the liability component of short-term debt is being amortized using the effective interest method based on an annual effective rate of 7.5%, which represented the market interest rate for similar debt without a conversion option on the issuance date, through December 2012, which coincides with the first date that holders of the Notes can exercise their put option as discussed below.

Interest expense on the Notes, excluding capitalized interest, for the three and six months ended June 30, 2012 and 2011 included the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Contractual interest coupon	$665	$669	$1,331	$1,330
Non-cash amortization of discount on the liability component	977	905	1,952	1,795
Non-cash amortization of debt issuance costs	98	94	195	187
	$1,740	$1,668	$3,478	$3,312

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

In December 2005, the Company established an unsecured $10.0 million line of credit (“2005 LOC”) which was closed in April 2012. In June 2011, the Company established an unsecured $5.0 million line of credit (“2011 LOC”) that was increased to $7.0 million on December 19, 2011 and will mature on April 1, 2013. The Company expects to renew the 2011 LOC at that time for multiple years. As of June 30, 2012, there were no outstanding amounts on the 2011 LOC. However, the available line of credit at June 30, 2012 has been reduced by outstanding letters of credit in the aggregate amount of $5.7 million. The interest rate on the 2011 LOC was 1.2% as of June 30, 2012 which was based on the LIBOR rate for a period of one month, plus a margin of 1.0% percent.

Pursuant to the bank line of credit, the Company is subject to certain covenants, which include, among other things, the maintenance of specified minimum amounts of net income and liquidity. The Company was in compliance with all covenants at June 30, 2012.

9.	Disclosure About Segments of an Enterprise and Related Information

The Company serves its markets and manages its business through four operating segments, each of which has its own manufacturing facilities and administrative and selling functions.

The financial information for all segments is presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue from External Customers
Advanced Ceramic Operations	$70,395	$66,637	$119,100	$143,267
ESK Ceramics	37,524	45,880	79,932	86,003
Thermo Materials	15,290	29,295	30,156	60,406
Boron	13,820	11,420	21,023	19,360
Inter-segment elimination	(6,386)	(7,856)	(13,259)	(13,558)
Total	$130,643	$145,376	$236,952	$295,478

Depreciation and Amortization
Advanced Ceramic Operations	$2,358	$2,514	$4,651	$5,385
ESK Ceramics	2,925	3,276	5,900	6,415
Thermo Materials	1,934	2,094	3,954	3,778
Boron	1,855	2,047	3,710	4,100
Total	$9,072	$9,931	$18,215	$19,678

Segment Income (Loss) from Operations and Income Before Provision for Income Taxes
Advanced Ceramic Operations	$9,749	$14,041	$13,144	$31,055
ESK Ceramics	4,066	9,201	11,243	17,006
Thermo Materials	(2,474)	6,066	(4,257)	16,920
Boron	1,930	726	1,054	726
Inter-segment elimination	(356)	(585)	(938)	(657)
Income from Operations	12,915	29,449	20,246	65,050
Other Income (Expense)	(1,488)	(115)	(2,823)	(852)
Income before Provision for Income Taxes	$11,427	$29,334	$17,423	$64,198

Segment Assets
Advanced Ceramic Operations	$486,404	$468,385	$486,404	$468,385
ESK Ceramics	162,998	190,440	162,998	190,440
Thermo Materials	164,637	169,420	164,637	169,420
Boron	126,101	127,670	126,101	127,670
Total	$940,140	$955,915	$940,140	$955,915

Expenditures for Property, Plant & Equipment
Advanced Ceramic Operations	$911	$2,076	$2,724	$3,475
ESK Ceramics	1,501	1,322	3,675	1,984
Thermo Materials	351	4,672	911	9,622
Boron	1,855	1,324	3,214	1,974
Total	$4,618	$9,394	$10,524	$17,055

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Percentage of U.S. net sales from external customers
Advanced Ceramic Operations	48%	39%	44%	42%
ESK Ceramics	4%	3%	4%	3%
Thermo Materials	7%	6%	8%	6%
Boron	5%	4%	5%	4%
Total percentage of U.S. net sales from external customers	64%	52%	61%	55%

Percentage of foreign net sales from external customers
Advanced Ceramic Operations	6%	5%	6%	5%
ESK Ceramics	20%	24%	24%	22%
Thermo Materials	4%	15%	5%	15%
Boron	6%	4%	4%	3%
Total percentage of foreign net sales from external customers	36%	48%	39%	45%

Percentage of total net sales from external customers
Advanced Ceramic Operations	54%	44%	50%	47%
ESK Ceramics	24%	27%	28%	25%
Thermo Materials	11%	21%	13%	21%
Boron	11%	8%	9%	7%
Total percentage of total net sales from external customers	100%	100%	100%	100%

Foreign sales are determined by the country to which the shipment is delivered.

The following is revenue by market application for the Advanced Ceramic Operations segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Defense	$49,289	$49,949	$78,675	$106,376
Industrial	10,421	7,623	19,694	14,827
Energy	4,473	4,702	8,793	13,125
Automotive/Diesel	1,896	2,647	3,724	5,149
Commercial	4,316	1,716	8,214	3,790
	$70,395	$66,637	$119,100	$143,267

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

Components of net periodic benefit costs under these defined benefit plans were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Service cost	$188	$201	$381	$393
Interest cost	317	343	639	675
Expected return on plan assets	(144)	(139)	(288)	(278)
Amortization of unrecognized (gain) loss	2	(12)	2	(22)
Net periodic benefit cost	$363	$393	$734	$768

11.	Financial Instruments

The Company occasionally enters into foreign exchange forward contracts to reduce earnings and cash flow volatility associated with foreign exchange rate changes to allow management to focus its attention on its core business operations. Accordingly, the Company enters into contracts which change in value as foreign exchange rates change to economically offset the effect of changes in value of foreign currency assets and liabilities, commitments and anticipated foreign currency denominated sales and operating expenses. The Company enters into foreign exchange forward contracts in amounts between minimum and maximum anticipated foreign exchange exposures, generally for periods not to exceed one year. These derivative instruments are not designated as accounting hedges. The Company had outstanding foreign exchange forward contracts with a notional value of 55.0 million Euros at June 30, 2012.

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

Components of the required reserve at June 30, 2012 and December 31, 2011 are as follows (in thousands):

	June 30, 2012	December 31, 2011
Federal, state and foreign unrecognized tax benefits (“UTBs”)	$1,897	$1,791
Interest	130	80
Federal/State Benefit of Interest	(51)	(31)
Total reserve for UTBs	$1,976	$1,840

It is anticipated that any change in the above UTBs will impact the effective tax rate. At June 30, 2012, the 2007 through 2011 years are open and subject to potential examination in one or more local jurisdictions and 2009 through 2011 years are open for federal income tax purposes. The Company does not anticipate any significant release of UTBs within the next twelve months.

Effective January 1, 2008, the Company was granted an income tax holiday for a manufacturing facility in China. The tax holiday allows for tax-free operations through December 31, 2009, followed by operations at a reduced income tax rate of 12.5% on the profits generated in 2010 through 2012, with a return to the full statutory rate of 25% for periods thereafter. This manufacturing facility in China incurred a pre-tax loss for the three and six months ended June 30, 2012, accordingly, there was no benefit from the tax holiday for this period. Income tax expense for the three and six months ended June 30, 2011 was reduced by $0.4 million and $1.3 million, respectively, from the tax holiday in China.

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

The Company leases certain of its manufacturing facilities under noncancelable operating leases expiring at various dates through 2015. The Company incurred rental expense under these leases of $2.2 million and $1.8 million for the six months ended June 30, 2012 and 2011, respectively. The approximate minimum rental commitments required under existing noncancelable leases as of June 30, 2012 are as follows (in thousands):

2012	$2,148
2013	2,942
2014	949
2015	198
2016	18
Thereafter	5
$6,260

Item 2.                 Management’s Discussion and Analysis of Financial Condition and Results of Operations

Preliminary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains statements which may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934. One generally can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “may,” “will,” “expects,” “intends,” “estimates,” “anticipates,” “plans,” “seeks,” or “continues,” or the negative thereof, or variations thereon, or similar terminology. Forward-looking statements regarding future events and the future performance of the Company involve risks and uncertainties that could cause actual results to differ materially. Reference is made to the risks and uncertainties which are described in this Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in Part II, Item 1A under the caption “Risk Factors.” Reference is also made to the risks and uncertainties described in the Company’s Annual Report on Form 10-K for the year ended  December 31, 2011, as filed with the Securities and Exchange Commission, in Item 1A under the caption “Risk Factors,” and in Item 7 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

•	evaporation boats for metallization of materials for food packaging and other products;

•	durable, reduced friction, ceramic diesel engine components;

•	functional and frictional coatings primarily for automotive applications;

•	translucent ceramic orthodontic brackets;

•	bio-glass compounds as a key ingredient in tooth paste to rejuvenate the growth of enamel;

•	ceramic-impregnated dispenser cathodes for microwave tubes, lasers and cathode ray tubes;

•	ceramic crucibles for melting silicon in the photovoltaic solar cell manufacturing process;

•	specialty glass compositions for solar, electronic, industrial and health care markets;

•	ceramic missile radomes (nose cones) for the defense industry;

•	fused silica powders for precision investment casting (PIC);

•
neutron absorbing materials, structural and non-structural, in combination with aluminum metal matrix composite that serve as part of a barrier system for spent fuel wet and dry storage in the nuclear industry, and non-structural neutron absorbing materials for use in the transport of nuclear fresh fuel rods;

•	nuclear chemistry products for use in pressurized water reactors and boiling water reactors;

•	boron dopant chemicals for semiconductor silicon manufacturing and for ion implanting of silicon wafers;

•	ceramic bearings and bushings for oil drilling and fluid handling pumps;

•	ceramic micro-reactors used to process chemicals and pharmaceuticals;

•	PetroCeram® ceramic sand screens for oil and gas recovery and exploration; and

•	enhanced combat helmets for soldiers.

Our customers include the U.S. government, prime government contractors, companies engaged in solar energy, oil and natural gas exploration and nuclear energy, and large industrial, automotive, diesel and commercial manufacturers in both domestic and international markets.

The tables below show, for each of our four operating segments, revenues and income (loss) from operations in the periods indicated.

  Segment revenues (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Change	2012	2011	Change
Advanced Ceramic Operations	$70.4	$66.6	5.6%	$119.1	$143.3	(16.9%)
ESK Ceramics	37.5	45.9	(18.2%)	79.9	86.0	(7.1%)
Thermo Materials	15.3	29.3	(47.8%)	30.2	60.4	(50.1%)
Boron	13.8	11.4	21.0%	21.0	19.4	8.6%
Inter-segment elimination	(6.4)	(7.8)	(18.7%)	(13.2)	(13.6)	(2.2%)
Total	$130.6	$145.4	(10.1%)	$237.0	$295.5	(19.8%)

Segment operating income (loss) (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Change	2012	2011	Change
Advanced Ceramic Operations	$9.7	$14.0	(30.6%)	$13.1	$31.1	(57.7%)
ESK Ceramics	4.1	9.2	(55.8%)	11.3	17.0	(33.9%)
Thermo Materials	(2.4)	6.1	n/m *	(4.3)	16.9	n/m
Boron	1.9	0.7	165.8%	1.1	0.7	45.2%
Inter-segment elimination	(0.4)	(0.6)	39.1%	(1.0)	(0.7)	42.8%
Total	$12.9	$29.4	(56.1%)	$20.2	$65.0	(68.9%)
* Not meaningful

We categorize our products into five market applications. The tables below show our sales by market application and the percentage contribution to our total sales of each market application in the different time periods.

Sales by Market Application (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Change	2012	2011	Change
Defense	$55.6	$55.9	(0.5%)	$92.2	$120.6	(23.6%)
Industrial	40.8	42.8	(4.8%)	81.0	82.3	(1.6%)
Energy	21.0	34.0	(38.3%)	35.8	67.2	(46.6%)
Automotive/Diesel	8.0	10.3	(21.3%)	17.9	20.0	(10.3%)
Commercial	5.2	2.4	115.8%	10.1	5.4	85.9%
Total	$130.6	$145.4	(10.1%)	$237.0	$295.5	(19.8%)

Percentage Contribution:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Defense	42.6%	38.5%	38.9%	40.9%
Industrial	31.2	29.4	34.1	27.8
Energy	16.0	23.3	15.1	22.7
Automotive/Diesel	6.2	7.1	7.6	6.8
Commercial	4.0	1.7	4.3	1.8
Total	100.0%	100.0%	100.0%	100.0%

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

Sales decreased by $58.5 million during the first half of 2012 compared to the same period last year as shipments of body armor and ceramic crucibles were lower by $27.5 million and $35.5 million, respectively. Partially offsetting this were increased sales of nuclear products, ceramic missile radomes, and non-ECH Helmets.

Sales in the second quarter of 2012 rebounded compared to sales in the first quarter of 2012 due to increased shipments of body armor as we incurred fewer delays in testing by the U. S. government and because sales to the nuclear industry increased. Shipments of ceramic crucibles to the solar industry continued to be very weak and declined during the second quarter 2012 when compared to the first and second quarters of last year. Shipments of ceramic crucibles to the solar industry were approximately unchanged during the second quarter of 2012 compared to the first quarter of 2012. We continued to incur operating losses from our crucible product line during the second quarter 2012 as we did in the first quarter. Our ESK Ceramics subsidiary recorded lower sales in the second quarter of 2012 compared to the first quarter 2012 and the same quarter last year due to weakness in the European economy especially in the industrial and automotive segments of the economy. Offsetting the decline of ESK’s sales to the industrial sector of the economy were increases in shipments of industrial products in the United States.

In October 2008, we were awarded an Indefinite Delivery/Indefinite Quantity, or ID/IQ, contract by the U.S. Army for the next ballistic threat generation of ceramic body armor plates, called XSAPI, as well as for the current generation ESAPI plates. This five-year contract has a maximum value of $2.37 billion and allows the U.S. Army to order either XSAPI or ESAPI body armor from us.

Through June 30, 2012, we have received delivery orders under the October 2008 ID/IQ contract totaling $278.8 million. Of this amount, we have shipped $278.4 million of body armor through June 30, 2012 and we expect to ship the balance of approximately $0.4 million in 2012. With less than two years remaining under this ID/IQ contract, the war in Iraq concluded, and the war in Afghanistan winding down, we expect that the total amount of body armor that we ultimately ship under this contract will be substantially less than the maximum amount.

In September 2011, we were awarded a three-year ID/IQ contract for ESAPI ceramic armor plates from Defense Logistics Agency Troop Support group. This purchasing group services the United States Army, Navy, Air Force and Marine Corps. This award was in response to our bid to the Defense Supply Center Philadelphia (DSCP) in response to their requirement for a three-year sustainment order for the replacement of body armor inserts. Simultaneously with the receipt of this award, we received an initial delivery order for $127.3 million for ESAPI ceramic body armor plates.  Of this amount, we have shipped $46.5 million of body armor through June 30, 2012 and we expect to ship the balance of approximately $80.8 million by March 31, 2013. This ID/IQ contract includes options for additional deliveries of up to $127.3 million in each of the second and third years. Recent comments from the contracting officer of the U.S. Military indicate that the 2013 ESAPI order will be approximately $90.0 million, but this is a preliminary estimate with no guarantee.

In October 2011, we announced the receipt of a delivery order for approximately $6.9 million for ceramic body armor plates from the United States Special Operations Command (“SOCOM”). In March 2012, we received a stop work notice on this order and other orders from SOCOM because the ceramic body armor plates failed government testing. On June 1, 2012 we received an extension of this stop work notice. We recommended solutions to SOCOM and on July 20, 2012, SOCOM issued a show cause notice questioning our proposed solutions. SOCOM is providing us an opportunity to present an acceptable corrective action plan within 30 days. We are working on a response that addresses SOCOM’s concern. This situation will cause a further delay in shipping these orders, which total $17.0 million. However, we believe that we will be able to resolve this matter and resume shipments of these orders during the fourth quarter of 2012.

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

In June 2009, we acquired substantially all of the business, assets, technology and intellectual property related to ballistic combat and non-combat helmets of Diaphorm Technologies, LLC, based in Salem, New Hampshire. Based on this technology, we submitted a proposal to the U.S. Marine Corps Systems Command in June 2009 in response to a solicitation for the procurement of Enhanced Combat Helmets (ECH), which are intended to provide substantially increased levels of protection compared to combat helmets now in use. In response to our proposal, the U.S. Marine Corps Systems Command in July 2009 awarded us a contract for up to a maximum of 246,840 helmets. After an extended period of First Article Testing, our helmets have been approved by the U.S. Government. In March 2012, we received the first of two low rate initial production ECH Helmet orders. The initial release has a value of approximately $3.0 million. The second low rate initial production order was received in May 2012 with a value of approximately $3.9 million. The full multi-year production order is expected by the end of the third quarter of calendar year 2012. The total for the initial orders plus full production is expected to exceed $170.0 million. Our strategy regarding this acquisition is to combine our successful track record in body armor programs with the proprietary helmet-forming technologies acquired from Diaphorm to create a world class manufacturer of Enhanced Combat Helmets.

New orders for the three and six months ended June 30, 2012 were $79.4 million and $160.2 million, respectively, compared to $108.8 million and $340.5 million, respectively, for the same periods last year. There were no new orders for ceramic body armor for the six months ended June 30, 2012 , compared to $15.0 million and $108.1 million, for the three and six months ended June 30, 2011, respectively.

Our order backlog was $208.8 million as of June 30, 2012 and $230.8 million as of June 30, 2011. The backlog for ceramic body armor represented approximately $93.7 million, or 44.9%, of the total backlog as of June 30, 2012 and $84.2 million, or 36.5%, of the total backlog as of June 30, 2011. We expect that substantially all of our order backlog as of June 30, 2012 will be shipped during the next 12 months.

For the next several quarters, demand for ceramic body armor is likely to be the most significant factor affecting our sales. We expect sales of body armor will be lower in 2012 than in 2011.

Results of Operations for the Three and Six Months Ended June 30, 2012 and 2011

Net Sales

Our total net sales for the three and six months ended June 30, 2012 and 2011 were as follows (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net Sales	$130.6	$145.4	$237.0	$295.5
Increase (decrease) in net sales	$(14.8)	$45.0	$(58.5)	$85.0
Percentage change in net sales	(10.1%)	44.8%	(19.8%)	40.4%

Sales declined in the six month period ended June 30, 2012 as shipments of ceramic body armor and ceramic crucibles were lower by $27.5 million and $35.3 million, respectively, when compared to the same period last year. Shipments of energy products to the solar industry continued to be weak and declined during the first half of 2012 when compared to the same period last year.

Sales declined in the second quarter of 2012 compared to the same period last year, primarily from decreases in shipments of ceramic crucibles of $15.9 million, and lower shipments of $8.4 million by our ESK Ceramics subsidiary, reflecting softness in the European economy. Offsetting these declines, were increased shipments to the nuclear industry by our Boron segment of $5.2 million, increased shipments of non-ECH Helmets of $2.8 million and increased shipments of $1.1 million of our bio-glass product for use as an ingredient in tooth paste. Net sales for the three months ended June 30, 2012 of body armor products were $47.2 million, nearly unchanged from the $48.1 million in the prior year.

Sales for the three months ended June 30, 2012 of energy products amounted to $21.0 million, a decrease of $13.0 million, or 38.3%, from $34.0 million in the prior year as sales of ceramic crucibles to the solar industry continued their decline due to a reduction of government subsidies for the installation of solar panels and a buildup of inventories of solar cells and solar wafers in end market distribution channels.

Sales of industrial products for the three months ended June 30, 2012 decreased $2.0 million compared to the prior year due to weakness in the European economy.

Sales of automotive/diesel products for the three months ended June 30, 2012 decreased $2.3 million compared to the same period last year due to lower sales to our European customers.

Our net sales of commercial products for the three months ended June 30, 2012 were $5.2 million, an increase of $2.8 million, or 115.8%, from $2.4 million in the prior year. This increase was caused by increased demand for our bio-glass product for use as an ingredient in tooth paste and increased sales of our orthodontic brackets.

Advanced Ceramic Operations Segment

Our Advanced Ceramic Operations segment had net sales for the three and six months ended June 30, 2012 and 2011 as follows (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net Sales	$70.4	$66.6	$119.1	$143.3
Increase (decrease) in net sales	$3.8	$25.2	$(24.2)	$47.8
Percentage change in net sales	5.6%	61.1%	(16.9%)	50.1%

Contributing to the increase of $3.8 million in sales during the three months ended June 30, 2012 were higher shipments of non-ECH helmets of $2.8 million, microwave cathodes of $0.5 million and increased sales of $1.1 million of bio-glass products. For the six months ended June 30, 2012, shipments of ceramic body armor amounted to $74.6 million, a decrease of $27.5 million, or 26.9%, from $102.1 million in the same period last year. The primary reasons for the decrease in shipments of ceramic body armor were a decrease in demand for ESAPI body armor plates.

ESK Ceramics Segment

Our ESK Ceramics segment had net sales for the three and six months ended June 30, 2012 and 2011 as follows (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net Sales	$37.5	$45.9	$79.9	$86.0
Increase (decrease) in net sales	$(8.4)	$14.9	$(6.1)	$23.3
Percentage change in net sales	(18.2%)	48.2%	(7.1%)	37.1%

On a constant currency basis, sales for the three months ended June 30, 2012 were $40.7 million, a decrease of $5.2 million, or 11.2%, from the corresponding quarter of the prior year. The major factor causing the decrease in sales was weakness in the European economy which impacted all product lines except boron nitride sales for the cosmetic industry. Sales of industrial products for the three months ended June 30, 2012 were $20.4 million, a decrease of $4.6 million, or 18.5%,  from $25.0 million in the corresponding quarter of the prior year. Sales of defense products for the three months ended June 30, 2012 were $8.0 million, a decrease of $1.2 million, or 13.8%, from $9.2 million in the corresponding quarter of the prior year. Included in sales of defense products for the three months ended June 30, 2012 were inter-segment sales of $6.1 million compared to $6.8 million in the prior year. Sales of automotive/diesel products for the three months ended June 30, 2012 were $6.2 million, a decrease of $1.4 million, or 18.9%, from $7.6 million in the corresponding quarter of the prior year.

On a constant currency basis, sales for the six months ended June 30, 2012 were $84.5 million, a decrease of $1.5 million, or 1.8%, from the corresponding prior year period. Sales declined for the reasons stated above. Sales of industrial products for the six months ended June 30, 2012 were $42.1 million, a decrease of $6.4 million, or 13.5%, from $48.5 million in the corresponding prior year period. Sales of defense products for the six months ended June 30, 2012 were $17.3 million, an increase of $2.0 million, or 13.1%, from $15.3 million in the corresponding prior year period. Included in sales of defense products for the six months ended June 30, 2012 were inter-segment sales of $12.6 million compared to $11.5 million in the prior year period. The increase of $1.1 million in inter-segment sales was due to an increase in demand for boron carbide powder used in body armor plates manufactured by our Advanced Ceramic Operations division. Sales of automotive/diesel products for the six months ended June 30, 2012 were $14.2 million, a decrease of $0.7 million, or 4.2%, from $14.9 million in the corresponding prior year period. Lower demand from European automotive original equipment manufacturers accounted for the decrease in sales.

Thermo Materials Segment

Our Thermo Materials segment had net sales for the three and six months ended June 30, 2012 and 2011 as follows (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net Sales	$15.3	$29.3	$30.2	$60.4
Increase (decrease) in net sales	$(14.0)	$5.8	$(30.2)	$17.0
Percentage change in net sales	(47.8%)	24.6%	(50.1%)	39.3%

During the three months ended June 30, 2012, the decrease in sales at our Thermo Materials segment was due to lower shipments of crucibles to the solar energy market, partially offset by increased shipments of ceramic missile radomes to the defense industry. Sales of crucibles used in the manufacture of photovoltaic cells for the three months ended June 30, 2012 were $3.5 million, a decrease of $15.9 million, or 81.9%, from $19.4 million in the corresponding period a year ago. The decrease was due to the continuing slowdown of demand in the solar energy market due to a reduction of government subsidies for the installation of solar panels. Sales to the defense industry for the three months ended June 30, 2012 were $4.5 million, an increase of $1.5 million, or 46.9%, from $3.0 million when compared to the corresponding prior year period due to increased sales of ceramic missile radomes. Sales of precision investment casting products for the three months ended June 30, 2012 were $6.8 million, an increase of $0.8 million, or 12.3%, from $6.0 million in the same period last year.

Sales of crucibles used in the manufacture of photovoltaic cells for the six months ended June 30, 2012 were $7.0 million, a decrease of $35.3 million, or 83.4%, from $42.3 million in the corresponding period a year ago. Sales to the defense industry for the six months ended June 30, 2012 were $8.8 million, an increase of $3.6 million, or 68.5%, from $5.2 million when compared to the corresponding prior year period due to increased shipments of ceramic missile radomes. Sales of precision investment casting products for the six months ended June 30, 2012 were $13.1 million, an increase of $1.9 million, or 16.2%, from $11.2 million in the same period last year.

Boron Segment

Our Boron segment had net sales for the three and six months ended June 30, 2012 and 2011 as follows (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net Sales	$13.8	$11.4	$21.0	$19.4
Increase (decrease) in net sales	$2.4	$4.0	$1.6	$5.4
Percentage change in net sales	21.0%	53.5%	8.6%	38.7%

Our Boron business segment comprises the business units Ceradyne Boron Products, SemEquip, Inc. and Ceradyne Canada.  The reason for the increase in sales for both the three and six months ended June 30, 2012 was an increase in shipments to the nuclear industry. For the three months ended June 30, 2012, sales to the nuclear industry were $11.2 million, an increase of $3.4 million, or 44.3%, from $7.8 million in the corresponding period last year. Offsetting this increase was a decrease in sales of $1.0 million by our SemEquip unit.

For the six months ended June 30, 2012, sales to the nuclear industry were $16.1 million, an increase of $3.6 million, or 29.1%, from $12.5 million in the corresponding period last year. Offsetting this increase was a decrease in sales of $1.8 million by our SemEquip unit.

Gross Profit

Our total gross profit for the three and six months ended June 30, 2012 and 2011 were as follows (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Gross profit	$36.7	$53.0	$65.8	$111.0
Increase (decrease) in gross profit	$(16.3)	$27.2	$(45.2)	$59.8
Gross profit percentage	28.1%	36.4%	27.8%	37.6%

During the three months ended June 30, 2012, the decrease in gross profits of $16.3 million was primarily due to lower gross profits of body armor and ceramic crucibles by $6.2 million and $9.0 million, respectively. For the six months ended June 30, 2012, gross profit was lower by $45.2 million and was attributable to a decline in gross profits of body armor and ceramic crucibles by $20.3 million and $22.3 million, respectively.

Several factors caused the decrease in gross profit and the gross margin during both the three and six month periods ended June 30, 2012. The main factors were lower average unit selling prices of our largest product line, body armor, substantially lower average unit selling prices of ceramic crucibles, and lower units shipped for both items when compared to both the three and six months ended June 30, 2011. The other factor was lower shipments of industrial products by our ESK Ceramics subsidiary, all resulting in reduced operating leverage and a decrease in absorption of manufacturing overhead expenses during the three and six months ended June 30, 2012.

Advanced Ceramic Operations Segment

Our Advanced Ceramic Operations segment had total gross profit for the three and six months ended June 30, 2012 and 2011 as follows (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Gross profit	$19.7	$23.0	$31.3	$49.6
Increase (decrease) in gross profit	$(3.3)	$18.3	$(18.3)	$34.9
Gross profit percentage	28.0%	34.5%	26.3%	34.6%

The primary reason for the decrease in gross profit and gross profit as a percentage of net sales for the three months ended June 30, 2012 was lower average unit selling prices of body armor. For the six months ended June 30, 2012, the decrease in gross profit and gross profit as a percentage of net sales were caused by lower average unit selling prices of body armor, by lower volumes of production of body armor resulting in reduced operating leverage and a decrease in absorption of manufacturing overhead expenses, and by lower sales of body armor as they declined by $27.5 million, or 26.9%, from the six months ended June 30, 2011.

ESK Ceramics Segment

Our ESK Ceramics segment had total gross profit for the three and six months ended June 30, 2012 and 2011 as follows (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Gross profit	$10.5	$15.6	$24.4	$28.7
Increase (decrease) in gross profit	$(5.1)	$5.8	$(4.3)	$11.5
Gross profit percentage	28.1%	34.1%	30.6%	33.4%

Gross profit and gross profit as a percentage of sales decreased during the three and six months ended June 30, 2012 due to a decrease in manufacturing production of industrial and automotive products leading to a decrease in absorption of manufacturing overhead expenses and an unfavorable change in sales mix to sales of products with lower sales margins.

Thermo Materials Segment

Our Thermo Materials segment had total gross profit for the three and six months ended June 30, 2012 and 2011 as follows (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Gross profit	$1.9	$10.9	$4.2	$26.3
Increase (decrease) in gross profit	$(9.0)	$0.6	$(22.1)	$8.4
Gross profit percentage	12.7%	37.3%	14.0%	43.5%

Gross profit decreased for the three and six months ended June 30, 2012 because of a decrease in sales of crucibles by $15.9  million, or 81.9%, and $35.3 million, or 83.4% during those periods, respectively, a decline in unit sales prices of crucibles due to pricing pressure from customers, and by lower volumes of production of ceramic crucibles resulting in reduced operating leverage and a decrease in absorption of manufacturing overhead expenses.

Boron Segment

Our Boron segment had total gross profit for the three and six months ended June 30, 2012 and 2011 as follows (dollars in millions):
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Gross profit	$4.9	$4.0	$6.9	$7.1
Increase (decrease) in gross profit	$0.9	$2.7	$(0.2)	$5.4
Gross profit percentage	35.5%	35.3%	32.6%	36.7%

The increases in gross profit in the three months ended June 30, 2012 were the result of higher sales to the nuclear industry, a favorable sales mix and improved absorption of fixed manufacturing costs. Gross profit and gross profit as a percentage of sales decreased in the six months ended June 30, 2012 due to an unfavorable sales mix, lower sales to the semiconductor industry and operating losses incurred in our Canada business unit due to much lower sales levels than the same period last year.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses for the three and six months ended June 30, 2012 and 2011 were as follows (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Selling, general and administrative expenses	$18.8	$19.5	$36.3	$38.3
Increase (decrease) in selling, general and administrative expenses	$(0.7)	$3.9	$(2.0)	$8.8
Percentage change in selling, general and administrative expenses	(3.2%)	24.5%	(5.1%)	29.7%
Selling, general and administrative expenses as a % of net sales	14.4%	13.4%	15.3%	13.0%

Although total selling, general and administrative expenses decreased 3.2% and 5.1% during the three and six months ended June 30, 2012, compared to the same periods in 2011, respectively, they increased as a percentage of net sales, due to the 10.1% and 19.8% year-over-year decline in the Company’s net sales during the three and six months ended June 30, 2012, respectively.

For the three months ended June 30, 2012, the decrease of $0.7 million in selling, general and administrative expenses over the same period last year was caused by decreases in professional fees, personnel expenses caused by lower employee bonuses due to the reduction in financial performance, and lower group health expenses. Slightly offsetting these decreases was an increase in bad debts expense for our China operations and an increase in payroll due to cost of living increases.

For the six months ended June 30, 2012, the decrease of $2.0 million over the same period last year was caused by the same reasons as stated above.

Research and Development Expenses

Our research and development expenses for the three and six months ended June 30, 2012 and 2011 were as follows (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Research and development expenses	$4.7	$3.2	$8.3	$6.3
Increase (decrease) in research and development expenses	$1.5	$0.0	$2.0	$0.2
Percentage change in research and development expenses	46.8%	1.3%	32.9%	2.7%
Research & development expenses as a percentage of net sales	3.6%	2.2%	3.5%	2.1%

Research and development expenses increased for both the three and six month periods ended June 30, 2012 due to an increase in expenditures for the qualification and development of the ECH Helmet program.

Restructuring – Plant Closure and Severance.

Our restructuring – plant closure and severance expenses for the six months ended June 30, 2012 and 2011 were as follows (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Restructuring – plant closure and severance	$0.0	$0.0	$0.7	$0.0
Increase (decrease) in restructuring – plant closure and severance	$0.0	$0.0	$0.7	$0.0
Percentage change in restructuring – plant closure and severance	n/m	n/m	n/m	n/m
Restructuring –as a percentage of net sales	0.0%	0.0%	0.3%	0.0%

During the six months ended June 30, 2012, we recorded pre-tax restructuring and severance charges of $0.6 million and $0.1 million for the closure of our manufacturing facilities in India and Utah, respectively. We closed the India facilities and moved the equipment associated with that facility to the United States because the cost of manufacturing orthodontic products was lower in the United States than in India. In order to gain synergies and reduce costs in our police helmet operation, we closed our Utah facility and combined its operations with our Diaphorm business unit in Salem, New Hampshire.

Acquisition Related Charge (Credit)

Our acquisition related charges and credits for the three and six months ended June 30, 2012 and 2011 were as follows (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Acquisition related charges and credits	$0.2	$0.8	$0.2	$1.4
Increase (decrease) in acquisition related charges and credits	$(0.6)	$0.8	$(1.2)	$1.5
Percentage change in acquisition related charges and credits	(72.4%)	n/m	(83.8%)	n/m
Acquisition charges and credits as a percentage of net sales	0.2%	0.6%	0.1%	0.5%

During the three months ended June 30, 2012, we recorded acquisition-related charges of $0.2 million to reflect the fair value of contingent purchase price consideration for Diaphorm Technologies, acquired in 2009.  During the three and six months ended June 30, 2011, we recorded acquisition-related charges of $0.8 million and $1.4 million, respectively, to reflect the fair value of contingent purchase price consideration for SemEquip, Inc., acquired in 2008, Diaphorm Technologies, acquired in 2009 and VIOX Corporation, acquired on January 3, 2011.

Other Income (Expense)

Our net other income (expense) for the three and six months ended June 30, 2012 and 2011 were as follows (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Other income (expense)	$(1.5)	$(0.1)	$(2.8)	$(0.9)
Increase (decrease) in other income (expense)	$(1.4)	$(1.0)	$(1.9)	$0.2
Percentage change in other income (expense)	n/m	n/m	231.3%	(25.0%)
Other income (expense) as percentage of net sales	(1.1%)	(0.1%)	(1.2%)	(0.3%)

Other (expense), net of other income, increased by $1.4 million during the three months ended June 30, 2012 because we recognized a loss from foreign currency transactions of $0.9 million compared to no gain or loss during the same period last year, we were reimbursed $0.8 million for legal fees during the three months ended June 30, 2011 concerning a workers compensation matter, and our interest income was $0.3 million higher this quarter than the same period last year.

Other (expense), net of other income, increased by $1.9 million during the six months ended June 30, 2012 because we recognized a loss from foreign currency transactions of $1.6 million compared to no gain or loss during the same period last year, we were reimbursed $0.8 million for legal fees during the six months ended June 30, 2011 concerning a workers compensation matter, and we incurred losses on sales of investments and assets of $0.3 million during the same period last year compared to no gain or loss for the six months ended June 30, 2012.

Income Taxes

Our provision for income taxes for the three and six months ended June 30, 2012 and 2011 were as follows (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Provision for income taxes	$4.6	$10.2	$6.8	$21.5
Increase (decrease) in provision for income taxes	$(5.6)	$8.7	$(14.7)	$18.5
Percentage change in provision for income taxes	(55.1%)	600.8%	(68.4%)	618.8%
Provision for income taxes as a percentage of net sales	3.5%	7.0%	2.9%	7.3%
Effective tax rate	40.1%	34.8%	39.0%	33.4%

The decrease in the provision for income taxes for both the three and six months ended June 30, 2012 reflect lower levels of income before income taxes compared to the corresponding periods last year. The effective tax rate for both the three and six month periods ended June 30, 2012 was higher compared to the same periods last year because a greater portion of our pre-tax income was generated by operating units  that have higher average tax rates than our China operations where we enjoy a lower tax rate. Additionally, we are incurring operating losses in China that are tax benefitted at a lower rate.

Liquidity and Capital Resources

We generally have met our operating and capital requirements with cash flow from operating activities and borrowings under our credit facility.

The following tables present selected financial information and statistics as of  June 30, 2012 and December 31, 2011 and for the three and six months ended June 30, 2012 and 2011 (in millions):

	June 30, 2012	December 31, 2011
Cash, cash equivalents and short term investments	$268.1	$275.0
Accounts receivable, net	$73.8	$73.7
Inventories	$130.1	$117.3
Working capital	$380.8	$379.2

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Operating cash flow	$14.9	$40.4	$21.3	$58.8
Increase (decrease) in cash, cash equivalents and short term investments	$(2.0)	$32.2	$(7.0)	$26.9

During the six months ended June 30, 2012, we generated $21.3 million of cash from operations compared to $58.8 million for the six months ended June 30, 2011. The $21.3 million of cash flow from operations during 2012 is primarily comprised of net income totaling $10.6 million, with $22.3 million of non-cash charges included therein, offset by an increase in working capital of $12.0 million resulting primarily from increased inventory levels. We also invested $10.5 million in capital expenditures. Of this amount, $9.0 million was spent to replace manufacturing equipment in selected product lines and the balance, $1.5 million, was spent to expand manufacturing capacity at our Ceradyne Boron Products facility. We plan to spend a total of $9.9 million during this fiscal year for this expansion. We invested $0.9 million in connection with our purchase of a minority interest in Chemtrix, Ltd. Chemtrix develops and sells equipment and services based on the concept of executing research and development, and process development in revolutionary micro reactors with a direct scale to larger quantity production in mid-size reactors. Our ESK Ceramics subsidiary is a supplier of flow-chemistry reactors suitable for production on an industrial scale. We purchased $29.4 million of marketable securities while we received $16.5 million from proceeds and maturities of marketable securities. During the first two quarters of 2012, we disbursed a total of $7.3 million for cash dividends to holders of our common stock. During the six months ended June 30, 2012, we repurchased and retired 161,000  shares of our common stock at an aggregate cost of $4.0 million under a stock repurchase program authorized in 2011 by our Board of Directors. Our net cash at June 30, 2012 decreased by $15.0 million as compared to a $9.0 million decrease during the six months ended June 30, 2011.

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

As of June 30, 2012 and December 31, 2011, short-term debt and the equity component (recorded in additional paid in capital, net of income tax benefit) associated with the adoption in 2009 of the accounting guidance for convertible debt comprised the following (in thousands):

	June 30, 2012	December 31, 2011
Outstanding debt
Principal amount	$93,100	$93,100
Unamortized discount	(1,859)	(3,806)
Net carrying amount	91,241	89,294
Current portion of outstanding debt	91,241	89,294
Noncurrent portion of outstanding debt	$-	$-
Equity component, net of income tax benefit	$16,399	$16,399

The discount on the liability component of short-term debt is being amortized using the effective interest method based on an annual effective rate of 7.5%, which represented the market interest rate for similar debt without a conversion option on the issuance date, through December 2012, which coincides with the first date that holders of the notes can exercise their put option as discussed below.

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

In December 2005, the Company established an unsecured $10.0 million line of credit (“2005 LOC”) which was closed in April 2012. In June 2011, the Company established an unsecured $5.0 million line of credit (“2011 LOC”) that was increased to $7.0 million on December 19, 2011 and will mature on April 1, 2013. The Company expects to renew the 2011 LOC at that time for multiple years. As of June 30, 2012, there were no outstanding amounts on the 2011 LOC. However, the available line of credit at June 30, 2012 has been reduced by outstanding letters of credit in the aggregate amount of $5.7 million. The interest rate on the 2011 LOC was 1.2% as of June 30, 2012 which was based on the LIBOR rate for a period of one month, plus a margin of 1.0% percent. We use this line of credit for letters of credits for insurance purposes.

Pursuant to the bank line of credit, we are subject to certain covenants, which include, among other things, the maintenance of specified minimum amounts of liquidity and profitability and annual net income. At June 30, 2012, we were in compliance with these covenants.

Our cash, cash equivalents, and short-term investments totaled $268.1 million at June 30, 2012, compared to $275.0 million at December 31, 2011. At June 30, 2012, we had working capital of $380.8 million, compared to $379.2 million at December 31, 2011. Our cash position includes amounts denominated in foreign currencies. The repatriation of cash balances from our ESK Ceramics subsidiary will not result in additional tax costs. We believe that our current cash and cash equivalents on hand and cash available from the sale of short-term investments, and cash we expect to generate from operations will be sufficient to finance our anticipated capital and operating requirements for at least the next 12 months. Our anticipated capital requirements primarily relate to the normal replacement and some expansion of our manufacturing facilities at ESK Ceramics and Ceradyne Boron Products. We also may utilize cash, and, to the extent necessary, borrowings from time to time to acquire other businesses, technologies or product lines that complement our current products, enhance our market coverage, technical capabilities or production capacity, or offer growth opportunities. From time to time, we may utilize cash to repurchase our common stock or our convertible debt.

Our material contractual obligations and commitments as of June 30, 2012 include a $2.0 million reserve for unrecognized tax benefits. The reserve is classified in Other Long Term Liabilities on our Consolidated Balance Sheet as of June 30, 2012.

We anticipate that in December 2012, holders of our convertible notes will exercise their put rights and require us to repurchase the entire outstanding principal amount of $93.1 million. To fund this obligation, we intend to use proceeds from sales of our short-term investments.

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

Our long term investments at June 30, 2012 included $15.0 million of auction rate securities. Cumulatively to date, the Company has incurred $4.7 million in pre-tax losses from its investments in auction rate securities, realized losses of $8.8 million from the sale of auction rate securities and pre-tax temporary impairment charges against other comprehensive income of 2.6 million. The Company’s investments in auction rate securities represent interests in insurance securitizations collateralized by pools of residential and commercial mortgages, asset backed securities and other structured credits relating to the credit risk of various bond guarantors that mature at various dates from June 2021 through July 2052. These auction rate securities were intended to provide liquidity via an auction process which is scheduled every 28 days, that resets the applicable interest rate, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. Interest rates are capped at a floating rate of one month LIBOR plus additional spread ranging from 1.25% to 4.00% depending on prevailing rating. During the second half of the year 2007, through 2008, 2009, 2010, 2011 and through June 30, 2012, the auctions for these securities failed. As a result of current negative conditions in the global credit markets, auctions for the Company’s investment in these securities failed to settle on their respective settlement dates. Consequently, the investments are not currently liquid through the normal auction process and may be liquidated if a buyer is found outside the auction process. Although the auctions have failed, the Company continues to receive underlying cash flows in the form of interest income from the investments in auction rate securities. As of June 30, 2012, the fair value of the Company’s investments in auction rate securities was below cost by approximately $7.3 million. The fair value of the auction rate securities has been below cost for more than one year.

Beginning in the third quarter of 2008 and at June 30, 2012, the Company determined that the market for its investments in auction rate securities and for similar securities continued to be inactive since there were few observable or recent transactions for these securities or similar securities. The Company’s investments in auction rate securities continued to be classified within Level 3 of the fair value hierarchy because the Company determined that significant adjustments using unobservable inputs were required to determine fair value as of June 30, 2012 and December 31, 2011.

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

The Company determined that the appropriate risk-free discount rate (before risk adjustments) used to discount the contractual cash flows of its auction rate securities ranged from 0.1% to 2.8%, based on the term structure of the auction rate security. Liquidity risk premiums are used to adjust the risk-free discount rate for each auction rate security to reflect uncertainty and observed volatility of the current market environment. This risk of nonperformance has been captured within the probability of default and loss severity assumptions noted above. The risk-adjusted discount rate, which incorporates liquidity risk, appropriately reflects the Company’s estimate of the assumptions that market participants would use (including probability weighted inputs noted above) to estimate the selling price of the asset at the measurement date.

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

We enter into foreign exchange forward contracts to reduce earnings and cash flow volatility associated with foreign exchange rate changes to allow our management team to focus its attention on its core business operations. Accordingly, we enter into contracts which change in value as foreign exchange rates change to economically offset the effect of changes in value of foreign currency assets and liabilities, commitments and anticipated foreign currency denominated sales and operating expenses. We enter into foreign exchange forward contracts in amounts between minimum and maximum anticipated foreign exchange exposures, generally for periods not to exceed one year. These derivative instruments are not designated as accounting hedges. We had an outstanding foreign exchange forward contract at June 30, 2012 for 55.0 million Euros.

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

Our debt is comprised of $93.1 million of a convertible note with a fixed coupon rate of 2.875% (“Notes”). The fair value of short-term debt was $93.5  million and is based on quoted market prices at June 30, 2012.

Approximately 38.9% of our revenues for the six months ended June 30, 2012 were derived from operations outside the United States. Overall, we are a net recipient of currencies other than the U.S. dollar and, as such, we benefit from a weaker dollar and are adversely affected by a stronger dollar relative to major currencies worldwide. Accordingly, changes in exchange rates, and in particular a strengthening of the U.S. dollar, may negatively affect net sales, gross profit, and net income from our subsidiary, ESK Ceramics, as expressed in U.S. dollars. This would also negatively impact our consolidated reported results.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2012 (the end of the period covered by this report). Based on this evaluation, our principal executive officer and principal financial officer concluded that our current disclosure controls and procedures (as defined in Rules 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934) are effective.

Changes in Internal Control over Financial Reporting

Our management evaluated our internal control over financial reporting and there have been no changes during the fiscal quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.                    Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information regarding shares of our common stock that we repurchased during the three months ended June 30, 2012.

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to April 30, 2012	86,000	$25.20	3,928,305	$97,833,097
May 1 to May 31, 2012	75,000	$24.80	4,003,305	$95,973,088
June 1 to June 30, 2012	-	-	4,003,305	$95,973,088
Total	161,000	$25.01

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

CERADYNE, INC.

Date: July 24, 2012	By:	/s/ JERROLD J. PELLIZZON
Jerrold J. Pellizzon
Vice President Chief Financial Officer (Principal Financial and Accounting Officer)