Form 10-Q
period 2012-09-30
CERADYNE INC
filed 2012-11-14
CIK 18937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	November 9, 2012
Common Stock, $0.01 par value	24,049,437 Shares

Exhibit Index on Page 36

CERADYNE, INC.

CERADYNE, INC.
FORM 10-Q
FOR THE QUARTER ENDED
September 30, 2012

PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Consolidated Financial Statements

CERADYNE, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	September 30, 2012	December 31, 2011
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$96,984	$50,275
Short-term investments	184,353	224,772
Accounts receivable, net of allowances for doubtful accounts of $9,946
and $1,547 at September 30, 2012 and December 31, 2011, respectively	54,504	73,646
Other receivables	5,955	6,040
Inventories	129,050	117,273
Production tooling, net	11,380	11,792
Prepaid expenses and other	33,884	43,860
Deferred tax asset	4,635	5,782
TOTAL CURRENT ASSETS	520,745	533,440
PROPERTY, PLANT AND EQUIPMENT, net	222,473	243,376
LONG TERM INVESTMENTS	21,770	15,026
INTANGIBLE ASSETS, net	97,042	100,690
GOODWILL	42,853	42,926
OTHER ASSETS	18,231	12,673
TOTAL ASSETS	$923,114	$948,131

CURRENT LIABILITIES
Accounts payable	$23,202	$29,191
Accrued expenses	30,954	30,470
Income taxes payable	7,917	5,331
Short-term debt	92,259	89,294
TOTAL CURRENT LIABILITIES	154,332	154,286
EMPLOYEE BENEFITS	24,649	24,462
OTHER LONG TERM LIABILITIES	38,695	37,224
DEFERRED TAX LIABILITY	23,253	23,461
TOTAL LIABILITIES	240,929	239,433

COMMITMENTS AND CONTINGENCIES (Note 13)
SHAREHOLDERS’ EQUITY
Common stock, $0.01 par value, 100,000,000 authorized, 24,047,187 and 24,175,051 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	240	242
Additional paid-in capital	118,282	121,940
Retained earnings	560,127	583,420
Accumulated other comprehensive income (loss)	3,536	3,096
TOTAL SHAREHOLDERS’ EQUITY	682,185	708,698
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$923,114	$948,131

See accompanying condensed notes to Consolidated Financial Statements

CERADYNE, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)
NET SALES	$106,204	$147,974	$343,156	$443,452
COST OF GOODS SOLD	75,777	94,248	246,883	278,681
IMPAIRMENT CHARGES	7,000	-	7,000	-
Gross profit	23,427	53,726	89,273	164,771
OPERATING EXPENSES
Selling, general and administrative	17,864	19,251	54,213	57,543
Research and development	4,842	2,974	13,189	9,255
Restructuring - plant closure and severance	289	-	962	-
Acquisition related charges	2,023	702	2,254	2,124
Impairment charges	13,795	-	13,795	-
	38,813	22,927	84,413	68,922
INCOME (LOSS) FROM OPERATIONS	(15,386)	30,799	4,860	95,849

OTHER INCOME (EXPENSE):
Interest income	995	1,069	3,189	2,744
Interest expense	(1,795)	(1,721)	(5,363)	(4,838)
Miscellaneous	(1,178)	1,081	(2,627)	1,671
	(1,978)	429	(4,801)	(423)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(17,364)	31,228	59	95,426
PROVISION FOR INCOME TAXES	5,696	10,819	12,491	32,291
NET INCOME (LOSS)	$(23,060)	$20,409	$(12,432)	$63,135
BASIC INCOME (LOSS) PER SHARE	$(0.96)	$0.83	$(0.51)	$2.55
DILUTED INCOME (LOSS) PER SHARE	$(0.96)	$0.82	$(0.51)	$2.52

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	24,105	24,556	24,173	24,764
DILUTED	24,105	24,811	24,173	25,029

See accompanying condensed notes to Consolidated Financial Statements

CERADYNE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)
NET INCOME (LOSS)	$(23,060)	$20,409	$(12,432)	$63,135
FOREIGN CURRENCY TRANSLATION	3,539	(14,613)	(1,744)	2,006
UNREALIZED GAIN (LOSS) ON INVESTMENTS	892	(3,186)	2,185	(3,180)
COMPREHENSIVE INCOME (LOSS)	$(18,629)	$2,610	$(11,991)	$61,961

See accompanying condensed notes to Consolidated Financial Statements

CERADYNE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
	Nine Months Ended September 30,
	2012	2011
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(12,432)	$63,135
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Depreciation and amortization	26,481	29,438
Amortization of bond premium	310	827
Non cash interest expense on convertible debt	2,968	2,742
Deferred income taxes	(452)	556
Stock compensation	3,226	3,150
Loss from equity investments	34	-
(Gain) loss on marketable securities	(701)	87
Loss on equipment disposal	511	245
Impairment charges	20,795	-
Change in operating assets and liabilities (net of effect of businesses acquired):
Accounts receivable, net	11,573	(15,813)
Other receivables	85	5,535
Inventories	(19,106)	(13,329)
Production tooling, net	404	(7,064)
Prepaid expenses and other assets	16,964	(4,945)
Accounts payable and accrued expenses	(5,611)	11,043
Income taxes payable	2,620	3,532
Other long term liability	1,468	3,353
Employee benefits	956	633
NET CASH PROVIDED BY OPERATING ACTIVITIES	50,093	83,125

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(18,197)	(23,833)
Purchases of marketable securities	(46,107)	(78,607)
Proceeds from sales and maturities of marketable securities	83,757	47,757
Cash paid for acquisitions	-	(27,673)
Cash paid for other investments	(4,762)	-
Proceeds from sale of equipment	69	1,440
NET CASH PROVIDED (USED) IN INVESTING ACTIVITIES:	14,760	(80,916)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock due to exercise of options	317	1,033
Excess tax benefit due to exercise of stock options	663	2,018
Common stock cash dividends paid	(10,861)	-
Shares repurchased	(7,760)	(25,775)
NET CASH USED IN FINANCING ACTIVITIES	(17,641)	(22,724)
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(503)	(1,380)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	46,709	(21,895)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	50,275	53,436
CASH AND CASH EQUIVALENTS, END OF PERIOD	$96,984	$31,541

See accompanying condensed notes to Consolidated Financial Statements

CERADYNE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012
(Unaudited)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. The balance sheet at December 31, 2011 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. For further information, refer to the Consolidated Financial Statements and Notes to Financial Statements included in Ceradyne’s annual report on Form 10-K for the year ended December 31, 2011.

Pending Transaction

On September 30, 2012, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with 3M Company (“3M”) and Cyborg Acquisition Corporation, a wholly owned subsidiary of 3M (“Purchaser”). Subject to the terms and conditions of the Merger Agreement, on October 15, 2012, Purchaser commenced a tender offer to purchase all of the Company’s outstanding shares of common stock, par value $0.01, at a purchase price of $35.00 per share, net to the holder in cash, without interest, less any required withholding taxes.

The consummation of the tender offer is conditioned on the tender of a majority of the outstanding shares of the Company’s common stock on a fully diluted basis, as well as receipt of antitrust clearances, and other conditions that are specified in the Merger Agreement. Following successful completion of the tender offer and, if required, receipt of stockholder approval, the Purchaser will merge with and into the Company (the “Merger”), and the remaining Company stockholders, other than
Purchaser, 3M or the Company or any wholly owned subsidiary of 3M or the Company or any stockholders who have properly exercised appraisal rights under the General Corporation Law of the State of Delaware, will receive the same cash price per share as paid in the tender offer. In connection with the completion of the tender offer and the Merger, all of the Company's outstanding stock options and restricted stock units, whether vested or unvested, will become fully vested and converted into a right to receive a cash payment of $35.00 per share, less any applicable exercise price.

The Merger Agreement contains certain termination rights by the Company and 3M including the Company's acceptance of a superior proposal. In the event that the Merger Agreement is terminated, the Company may, under specified circumstances, be required to pay a termination fee of approximately $17.1 million.

2.	Share-Based Compensation

Share-based compensation expense for the three and nine months ended September 30, 2012 was $1.0 million and $3.2 million, respectively, which was related to restricted stock units only as the Company did not have any share-based compensation expense for stock options. This compared to $1.2 million and $3.1 million for the three and nine months ended September 30, 2011, respectively.

Share-based compensation expense is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Forfeitures are estimated at the time of grant in order to estimate the amount of share-based awards that will ultimately vest. The forfeiture rate is based on historical rates. Share-based compensation expense recognized in the Company’s Consolidated Statements of Income for the three and nine month periods ended September 30, 2012 includes compensation expense for share-based payment awards based on the estimated grant-date fair value. Since share-based compensation expense recognized in the Consolidated Statements of Income for the three and nine month periods ended September 30, 2012 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures.

The Company maintains the 1994 Stock Incentive Plan and 2003 Stock Incentive Plan.

The Company was authorized to grant options for up to 2,362,500 shares under its 1994 Stock Incentive Plan. The Company has granted options for 2,691,225 shares and has had cancellations of 397,811 shares through September 30, 2012. There are no remaining stock options available to grant under this plan. The options granted under this plan generally became exercisable over a five-year period for incentive stock options and six months for nonqualified stock options and have a maximum term of ten years.

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

The Company may grant options and Units for up to 1,875,000 shares under the 2003 Stock Incentive Plan. The Company has granted options for 475,125 shares and Units for 1,003,869 shares under this plan through September 30, 2012. There have been cancellations of 138,413 shares associated with this plan through September 30, 2012. The options under this plan have a life of ten years.

During the three and nine months ended September 30, 2012 and 2011, the Company issued Units to certain directors, officers and employees with weighted average grant date fair values and Units issued as indicated in the table below. The Company records compensation expense for the amount of the grant date fair value on a straight line basis over the vesting period.

Share-based compensation expense reduced the Company’s results of operations as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Share-based compensation expense recognized:
General and administrative, options	$-	$-	$-	$-
General and administrative, restricted stock units	960	1,120	3,226	3,150
Related deferred income tax benefit	(383)	(446)	(1,287)	(1,255)
Decrease in net income	$577	$674	$1,939	$1,895
Decrease in basic earnings per share	$0.02	$0.03	$0.08	$0.08
Decrease in diluted earnings per share	$0.02	$0.03	$0.08	$0.08

As of September 30, 2012, all stock options were vested, consequently there was no unrecognized compensation cost related to them. The aggregate intrinsic value of stock options exercised was $1.1 million and $4.3 million for the nine months ended September 30, 2012 and 2011, respectively.

As of September 30, 2012, there was approximately $8.5 million of total unrecognized compensation cost related to non-vested Units granted under the 2003 Stock Incentive Plan. That cost is expected to be recognized over a weighted average period of 3.2 years.

The following is a summary of stock option activity:

	Nine Months Ended September 30, 2012
	Number of Options	Weighted Average Exercise Price
Outstanding, December 31, 2011	259,150	$15.80
Options exercised	(57,275)	$5.51
Outstanding, September 30, 2012	201,875	$18.71
Exercisable, September 30, 2012	201,875	$18.71

The following is a summary of Unit activity:

	Nine Months Ended September 30, 2012
	Number of Units	Weighted Average Grant Date Fair Value
Non-vested Units at December 31, 2011	362,727	$31.43
Granted	134,004	$29.13
Forfeited	(16,004)	$34.41
Vested	(142,157)	$31.36
Non-vested Units at September 30, 2012	338,570	$30.40

The following table summarizes information regarding options outstanding and options exercisable at September 30, 2012:

	Outstanding and Exercisable
Range of Grant Prices	Number of Options	Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (000s)
$2.98 - $4.58	6,075	0.15	$3.69	$156
$16.89 - $18.80	109,450	1.09	$17.06	$1,339
$21.46 - $22.67	86,350	1.87	$21.86	$642
	201,875	1.40	$18.71	$2,137

The following table summarizes information regarding Units outstanding at September 30, 2012:

	Outstanding
Range of Grant Prices	Number of Units	Average Remaining Contractual Life (Years)	Weighted Average Grant Date Fair Value
$16.53 - $28.10	158,927	2.18	$22.14
$30.99 - $39.43	111,542	3.68	$33.36
$40.73 - $45.70	68,101	2.80	$44.86
$66.35 - $81.18	-	-	-
	338,570	2.80	$30.40

3.	Net Income Per Share

Basic net income per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted net income per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding plus the effect of any dilutive stock options and Units using the treasury stock method and the net share settlement method for the convertible debt. During the three and nine months ended September 30, 2012 and 2011, the average trading price of the Company’s stock did not exceed the conversion price of the convertible debt, therefore there was no impact to the calculation of diluted shares.

The following is a summary of the number of shares entering into the computation of net income per common and potential common shares (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Weighted average number of shares outstanding	24,105	24,556	24,173	24,764
Dilutive stock options	-	205	-	218
Dilutive restricted stock units	-	50	-	47
Dilutive contingent convertible debt common shares	-	-	-	-
Number of shares used in fully diluted computations	24,105	24,811	24,173	25,029

The following are the number of shares not included in the fully diluted computation pertaining to restricted stock units as their impact would be anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Anti-dilutive restricted stock units	180	171	180	141

4.	Composition of Certain Financial Statement Captions

Inventories are valued at the lower of cost (first in, first out) or market. Inventory costs include the cost of material, labor and manufacturing overhead. The following is a summary of the inventory components as of September 30, 2012 and December 31, 2011 (in thousands):

	September 30, 2012	December 31, 2011
Raw materials	$16,193	$8,533
Work-in-process	73,949	65,645
Finished goods	38,908	43,095
	$129,050	$117,273

Property, plant and equipment are recorded at cost and consist of the following (in thousands):

	September 30, 2012	December 31, 2011
Land	$18,528	$18,550
Buildings and improvements	112,281	117,961
Machinery and equipment	228,320	233,702
Leasehold improvements	8,632	8,482
Office equipment	41,673	37,906
Construction in progress	15,691	11,961
	425,125	428,562
Less accumulated depreciation and amortization	(202,652)	(185,186)
	$222,473	$243,376

The components of intangible assets are as follows (in thousands):

	September 30, 2012			December 31, 2011
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Amortizing Intangible Assets
Backlog	$1,805	$1,805	$-	$1,808	$1,808	$-
Developed technology	70,549	8,428	62,121	70,590	7,233	63,357
Tradename	4,110	770	3,340	4,110	698	3,412
Customer relationships	47,604	18,434	29,170	47,604	16,212	31,392
Non-compete agreement	1,100	875	225	1,100	775	325
Non-amortizing tradename	2,186	-	2,186	2,204	-	2,204
Total	$127,354	$30,312	$97,042	$127,416	$26,726	$100,690

The estimated useful lives for intangible assets are:

Identified Intangible Asset	Estimated Useful Life in Years or Months
Developed technology	10 years – 20 years
Tradename	10 years
Customer relationships	10 years – 12.5 years
Backlog	1 month – 3 months
Non-compete agreement	15 months

Amortization of definite-lived intangible assets will be approximately (in thousands): $4,018 for the balance of fiscal year 2012, $5,637 in fiscal year 2013, $6,865 in fiscal year 2014, $9,826 in fiscal year 2015 and $13,275 in fiscal year 2016.

The roll forward of the goodwill balance by segment during the nine months ended September 30, 2012 is as follows (in thousands):

	ACO	Thermo	ESK	Boron	Total
Balance at December 31, 2011:
Goodwill	$13,108	$10,331	$9,033	$22,083	$54,555
Accumulated impairment losses	(7,797)	-	-	(3,832)	(11,629)
	5,311	10,331	9,033	18,251	42,926
Translation and other	-	-	(73)	-	(73)
Balance at September 30, 2012:
Goodwill	13,108	10,331	8,960	22,083	54,482
Accumulated impairment losses	(7,797)	-	-	(3,832)	(11,629)
	$5,311	$10,331	$8,960	$18,251	$42,853

The Company is required to test annually whether the estimated fair value of its reporting units is sufficient to support the goodwill assigned to those reporting units; the Company performs the annual test in the fourth quarter. The Company is also required to test goodwill for impairment before the annual test if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount, such as a significant adverse change in the business climate. The Company determined that a test of goodwill for impairment was required for the Thermo reporting unit as of September 30, 2012 as a result of certain triggering events in China as further described in Note 14. Based upon the impairment test, the fair value of the Thermo reporting unit exceeded its carrying value at September 30, 2012, thus there was no goodwill impairment.

5.	Stock Repurchases

During the nine months ended September 30, 2012, the Company repurchased and retired 326,900 shares of its common stock at an aggregate cost of $7.8 million under a stock repurchase program authorized in 2011 by the Company’s Board of Directors. The Company is authorized to repurchase an additional $92.2 million for a total of $100.0 million.

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

For recognition purposes, on a recurring basis, the Company measures available for sale short-term and long-term investments at fair value. Approximately $1.8 million of the unrealized losses in short term investments as of September 30, 2012 have been in a loss position for more than 12 months. The fair value of the following investments is determined using quoted prices in active markets (Level 1):

	Level 1 Investments at September 30, 2012
(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short term investments:
Investment funds – debt securities	$181,965	$78	$(1,820)	$180,223
Investment funds – equity securities	1,138	3	(28)	1,113
Corporate bonds	3,017	-	-	3,017
Total short term investments	$186,120	$81	$(1,848)	$184,353

Long term investments:
Corporate bonds	$6,253	$22	$-	$6,275

	Level 1 Investments at December 31, 2011
(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short term investments:
Investment funds – debt securities	$220,778	$30	$(4,881)	$215,927
Corporate bonds	8,851	1	(7)	8,845
Total short term investments	$229,629	$31	$(4,888)	$224,772

The fair value of long-term investments in auction rate securities is based on a Level 3 valuation technique that includes the present value of future cash flows (principal and interest payments), review of the underlying collateral, and considers relevant probability weighted and risk adjusted observable inputs and minimizes the use of unobservable inputs. The fair values of auction rate securities at September 30, 2012 and December 31, 2011 were $15.5 million and $15.0 million, respectively.

During the three months ended September 30, 2012 and 2011 there were no charges due to other-than-temporary reductions in the value of investments in auction rate securities. The Company also recognized a pre-tax credit of $12,000 and a pre-tax reduction of $0.9 million in other comprehensive income during the three months ended September 30, 2012 and 2011, respectively, due to temporary changes in the value of its investments in auction rate securities.

During the nine months ended September 30, 2012 and 2011, there were no charges due to other-than-temporary reductions in the value of investments in auction rate securities. The Company also recognized a pre-tax credit of $0.5 million and pre-tax reduction of $0.8 million in other comprehensive income during the nine months ended September 30, 2012 and 2011, respectively, due to temporary changes in the value of its investments in auction rate securities.

Cumulatively to date, the Company has incurred $4.7 million in pre-tax charges due to other-than-temporary reductions in the value of its investments in auction rate securities, realized losses of $8.8 million from sales of auction rate securities and pre-tax temporary impairment charges of $2.6 million reflected in other comprehensive income. As of September 30, 2012, the fair value of the Company’s investments in auction rate securities was below cost by approximately $7.3 million. The fair value of the auction rate securities has been below cost for more than one year.

For disclosure purposes, the Company is required to measure the fair value of outstanding debt on a recurring basis. The fair value of outstanding debt is determined using quoted prices in active markets. The fair value of short-term debt, based on quoted market prices, was $93.1 million at September 30, 2012 and $93.5 million at December 31, 2011.

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

As of September 30, 2012 and December 31, 2011, short-term debt and the equity component (recorded in additional paid in capital, net of income tax benefit), determined in accordance with the accounting guidance for convertible debt, comprised the following (in thousands):

	September 30, 2012	December 31, 2011
Outstanding debt
Principal amount	$93,100	$93,100
Unamortized discount	(841)	(3,806)
Net carrying amount	92,259	89,294
Current portion of outstanding debt	92,259	89,294
Noncurrent portion of outstanding debt	$-	$-
Equity component, net of income tax benefit	$16,399	$16,399

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

Interest expense on the Notes, excluding capitalized interest, for the three and nine months ended September 30, 2012 and 2011 included the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Contractual interest coupon	$673	$673	$2,004	$2,003
Non-cash amortization of discount on the liability component	1,018	947	2,966	2,742
Non-cash amortization of debt issuance costs	100	96	296	283
	$1,791	$1,716	$5,266	$5,028

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

In December 2005, the Company established an unsecured $10.0 million line of credit (“2005 LOC”) which was closed in April 2012. In June 2011, the Company established an unsecured $5.0 million line of credit (“2011 LOC”) that was increased to $7.0 million on December 19, 2011 and will mature on April 1, 2013. The Company expects to renew the 2011 LOC at that time for multiple years. As of September 30, 2012, there were no outstanding amounts on the 2011 LOC. However, the available line of credit at September 30, 2012 has been reduced by outstanding letters of credit in the aggregate amount of $6.4 million. The interest rate on the 2011 LOC was 1.2% as of September 30, 2012 which was based on the LIBOR rate for a period of one month, plus a margin of 1.0% percent.

Pursuant to the bank line of credit, the Company is subject to certain covenants, which include, among other things, the maintenance of specified minimum amounts of net income and liquidity. The Company was in compliance with all covenants at September 30, 2012.

9.	Disclosure About Segments of an Enterprise and Related Information

The Company serves its markets and manages its business through four operating segments, each of which has its own manufacturing facilities and administrative and selling functions.

The financial information for all segments is presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue from External Customers
Advanced Ceramic Operations	$53,366	$74,041	$172,466	$217,308
ESK Ceramics	33,187	39,904	113,119	125,907
Thermo Materials	15,443	24,229	45,599	84,635
Boron	8,354	13,356	29,377	32,716
Inter-segment elimination	(4,146)	(3,556)	(17,405)	(17,114)
Total	$106,204	$147,974	$343,156	$443,452

Depreciation and Amortization
Advanced Ceramic Operations	$2,329	$2,364	$6,976	$7,749
ESK Ceramics	2,553	3,249	8,438	9,665
Thermo Materials	1,848	2,078	5,623	5,853
Boron	1,734	2,071	5,444	6,171
Total	$8,464	$9,762	$26,481	$29,438

Segment Income (Loss) from Operations and Income Before Provision for Income Taxes
Advanced Ceramic Operations	$487	$14,622	$13,631	$45,677
ESK Ceramics	4,020	6,973	15,263	23,979
Thermo Materials	(21,982)	5,966	(26,239)	22,886
Boron	1,699	2,106	2,753	2,832
Inter-segment elimination	390	1,132	(548)	475
Income from Operations	(15,386)	30,799	4,860	95,849
Other Income (Expense)	(1,978)	429	(4,801)	(423)
Income before Provision for Income Taxes	$(17,364)	$31,228	$59	$95,426

Segment Assets
Advanced Ceramic Operations	$492,006	$462,544	$492,006	$462,544
ESK Ceramics	165,227	178,058	165,227	178,058
Thermo Materials	140,690	173,245	140,690	173,245
Boron	125,191	127,651	125,191	127,651
Total	$923,114	$941,498	$923,114	$941,498

Expenditures for Property, Plant & Equipment
Advanced Ceramic Operations	$1,964	$1,495	$4,968	$4,971
ESK Ceramics	3,239	1,722	6,943	3,704
Thermo Materials	439	1,687	1,298	11,353
Boron	1,774	1,831	4,988	3,805
Total	$7,416	$6,735	$18,197	$23,833

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Percentage of U.S. net sales from external customers
Advanced Ceramic Operations	45%	44%	45%	41%
ESK Ceramics	5%	4%	4%	6%
Thermo Materials	10%	1%	9%	4%
Boron	6%	5%	5%	4%
Total percentage of U.S. net sales from external customers	66%	54%	63%	55%

Percentage of foreign net sales from external customers
Advanced Ceramic Operations	4%	7%	6%	6%
ESK Ceramics	23%	22%	24%	22%
Thermo Materials	5%	14%	4%	15%
Boron	2%	3%	3%	2%
Total percentage of foreign net sales from external customers	34%	46%	37%	45%

Percentage of total net sales from external customers
Advanced Ceramic Operations	49%	51%	51%	47%
ESK Ceramics	28%	26%	28%	28%
Thermo Materials	15%	15%	13%	19%
Boron	8%	8%	8%	6%
Total percentage of total net sales from external customers	100%	100%	100%	100%

Foreign sales are determined by the country to which the shipment is delivered.

The following is revenue by market application for the Advanced Ceramic Operations segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Defense	$37,176	$52,917	$115,851	$159,293
Industrial	9,932	9,943	29,626	24,770
Energy	1,519	6,644	10,312	19,769
Automotive/Diesel	1,362	2,563	5,086	7,712
Commercial	3,377	1,974	11,591	5,764
	$53,366	$74,041	$172,466	$217,308

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

Components of net periodic benefit costs under these defined benefit plans were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Service cost	$184	$198	$565	$591
Interest cost	312	339	951	1,014
Expected return on plan assets	(144)	(139)	(432)	(417)
Amortization of unrecognized (gain) loss	3	(11)	5	(33)
Net periodic benefit cost	$355	$387	$1,089	$1,155

11.	Financial Instruments

The Company occasionally enters into foreign exchange forward contracts to reduce earnings and cash flow volatility associated with foreign exchange rate changes to allow management to focus its attention on its core business operations. Accordingly, the Company enters into contracts which change in value as foreign exchange rates change to economically offset the effect of changes in value of foreign currency assets and liabilities, commitments and anticipated foreign currency denominated sales and operating expenses. The Company enters into foreign exchange forward contracts in amounts between minimum and maximum anticipated foreign exchange exposures, generally for periods not to exceed one year. These derivative instruments are not designated as accounting hedges. The Company had outstanding foreign exchange forward contracts with a notional value of 55.0 million Euros at September 30, 2012.

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

Components of the required reserve at September 30, 2012 and December 31, 2011 are as follows (in thousands):

	September 30, 2012	December 31, 2011
Federal, state and foreign unrecognized tax benefits (“UTBs”)	$1,813	$1,791
Interest	155	80
Federal/State Benefit of Interest	(61)	(31)
Total reserve for UTBs	$1,907	$1,840

It is anticipated that any change in the above UTBs will impact the effective tax rate. At September 30, 2012, the 2007 through 2011 years are open and subject to potential examination in one or more local jurisdictions and 2009 through 2011 years are open for federal income tax purposes. The Company does not anticipate any significant release of UTBs within the next twelve months.

Effective January 1, 2008, the Company was granted an income tax holiday for a manufacturing facility in China. The tax holiday allows for tax-free operations through December 31, 2009, followed by operations at a reduced income tax rate of 12.5% on the profits generated in 2010 through 2012, with a return to the full statutory rate of 25% for periods thereafter. This manufacturing facility in China incurred a pre-tax loss for the three and nine months ended September 30, 2012, accordingly, there was no benefit from the tax holiday for this period. Income tax expense for the three and nine months ended September 30, 2011 was reduced by $0.4 million and $1.7 million, respectively, from the tax holiday in China.

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

Based on the analysis as of September 30, 2012, and the weight of the evidence available, management determined that one of the manufacturing facilities in China will not generate sufficient taxable income in the foreseeable future to fully realize the deferred tax assets. Accordingly, management concluded that it is more likely than not that the Company will not be able to fully realize the benefit of these deferred tax assets and thus, a valuation allowance for $8.3 million was recorded during the third quarter of 2012.  This amount includes a valuation allowance of $5.8 million that was attributable to the impairment and restructuring charges described in Note 14 below.

The Company concluded that it is more likely than not that the remaining net deferred tax assets will be realized through future taxable income and tax planning strategies based on evaluation positive and negative evidence. Management will reassess the realizability of the deferred tax assets during the fourth quarter of the year. Failure to achieve the forecasted taxable income and successful implementation of tax planning strategies in the applicable taxing jurisdictions could affect the ultimate realization of deferred tax assets and could result in an increase in the Company’s effective tax rate on future earnings.

13.	Commitments and Contingencies

The Company leases certain of its manufacturing facilities under noncancelable operating leases expiring at various dates through 2015. The Company incurred rental expense under these leases of $3.0 million and $2.8 million for the nine months ended September 30, 2012 and 2011, respectively. The approximate minimum rental commitments required under existing noncancelable leases as of September 30, 2012 are as follows (in thousands):

2012	$1,021
2013	3,490
2014	1,404
2015	651
2016	-
Thereafter	-
$6,566

14.	China Impairment and Restructuring Charges

Due to the continuing decrease in demand in the solar energy market due to a reduction of government subsidies for the installation of solar panels and a buildup of inventories of solar cells and solar wafers in end market distribution channels, during the third quarter of 2012, the Company made a strategic decision to reduce its solar manufacturing capacity by closing one of its plants. The Company initiated a restructuring plan to consolidate its solar crucible manufacturing operations in China and to reduce its workforce. In connection with the consolidation of its manufacturing operations in China, the Company recognized non-cash impairment charges totaling $20.8 million which comprised an impairment charge of $6.4 million for long-lived assets and an increase of $7.4 million in the allowance for bad debt. The Company also recognized a charge of $7.0 million for inventory for pricing pressures and to reflect the lower of cost or market. This write-down of the inventory was included in cost of goods sold. The consolidation plan also includes the future sale of a manufacturing facility with a net carrying value of $6.8 million, which approximates the expected sales price, less disposal costs, in Tianjin which has been reclassified to other current assets. The Company also incurred severance costs of $0.3 million for the reduction in workforce.

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

On September 30, 2012, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with 3M Company (“3M”) and Cyborg Acquisition Corporation, a wholly owned subsidiary of 3M (“Purchaser”). Subject to the terms and conditions of the Merger Agreement, on October 15, 2012, Purchaser commenced a tender offer to purchase all of our outstanding shares of common stock, par value $0.01, at a purchase price of $35.00 per share, net to the holder in cash, without interest, less any required withholding taxes.

The consummation of the tender offer is conditioned on the tender of a majority of the outstanding shares of our common stock on a fully diluted basis, as well as receipt of antitrust clearances, and other conditions that are specified in the Merger Agreement. Following successful completion of the tender offer and, if required, receipt of stockholder approval, the Purchaser will merge with and into the Company (the “Merger”), and the remaining Company stockholders, other than Purchaser, 3M or the Company or any wholly owned subsidiary of 3M or the Company or any stockholders who have properly exercised appraisal rights under the General Corporation Law of the State of Delaware, will receive the same cash price per share as paid in the tender offer. In connection with the completion of the tender offer and the Merger, all of our outstanding stock options and restricted stock units, whether vested or unvested, will become fully vested and converted into a right to receive a cash payment of $35.00 per share, less any applicable exercise price.

The Merger Agreement contains certain termination rights by us and 3M including our acceptance of a superior proposal.  In the event that the Merger Agreement is terminated, we may, under specified circumstances, be required to pay a termination fee of approximately $17.1 million.

The tables below show, for each of our four operating segments, revenues and income (loss) from operations in the periods indicated.

Segment revenues (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Change	2012	2011	Change
Advanced Ceramic Operations	$53.4	$74.0	(27.9%)	$172.5	$217.4	(20.6%)
ESK Ceramics	33.2	39.9	(16.8%)	113.1	125.9	(10.2%)
Thermo Materials	15.4	24.2	(36.3%)	45.6	84.6	(46.1%)
Boron	8.3	13.4	(37.5%)	29.4	32.7	(10.2%)
Inter-segment elimination	(4.1)	(3.5)	16.6%	(17.4)	(17.1)	1.7%
Total	$106.2	$148.0	(28.2%)	$343.2	$443.5	(22.6%)

Segment operating income (loss) (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Change	2012	2011	Change
Advanced Ceramic Operations	$0.5	$14.6	(96.7%)	$13.6	$45.7	(70.2%)
ESK Ceramics	4.0	7.0	(42.3%)	15.3	24.0	(36.3%)
Thermo Materials	(22.0)	6.0	n/m *	(26.3)	22.9	n/m
Boron	1.7	2.1	(19.3%)	2.8	2.8	(2.8%)
Inter-segment elimination	0.4	1.1	65.5%	(0.5)	0.4	215.4%
Total	$(15.4)	$30.8	n/m	$(4.9)	$95.8	n/m
* Not meaningful

We categorize our products into five market applications. The tables below show our sales by market application and the percentage contribution to our total sales of each market application in the different time periods.

Sales by Market Application (in millions):
	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Change	2012	2011	Change
Defense	$43.2	$59.1	(26.8%)	$135.4	$179.9	(24.7%)
Industrial	39.1	42.5	(7.8%)	120.1	126.8	(5.3%)
Energy	11.9	33.2	(64.2%)	47.7	98.2	(51.4%)
Automotive/Diesel	7.9	10.2	(23.3%)	25.8	30.2	(14.7%)
Commercial	4.1	3.0	37.3%	14.2	8.4	68.7%
Total	$106.2	$148.0	(28.2%)	$343.2	$443.5	(22.6%)

Percentage Contribution:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Defense	40.8%	40.0%	39.5%	40.5%
Industrial	36.8	28.7	35.0	28.6
Energy	11.2	22.4	13.9	22.2
Automotive/Diesel	7.4	6.9	7.5	6.8
Commercial	3.8	2.0	4.1	1.9
Total	100.0%	100.0%	100.0%	100.0%

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

Sales decreased by $100.3 million during the nine month period ended September 30, 2012 compared to the same period last year as shipments of body armor and ceramic crucibles were lower by $43.9 million and $46.7 million, respectively. Partially offsetting this were increased sales of nuclear products, ceramic missile radomes, non-ECH Helmets and specialty glass or bio-glass products.

Sales in the third quarter of 2012 decreased $41.8 million compared to sales in the same quarter of 2011 due to decreased shipments of body armor as demand for ESAPI plates was lower, continued very weak shipments of ceramic crucibles and solar paste to the solar industry. We continued to incur approximately the same amount of operating losses from our crucible product line during the third quarter 2012 as we did in the first two quarters of 2012. Our ESK Ceramics subsidiary recorded lower sales in the third quarter of 2012 compared to the same quarter last year due to weakness in the European economy especially in the industrial and automotive segments of the economy.

In October 2008, we were awarded an Indefinite Delivery/Indefinite Quantity, or ID/IQ, contract by the U.S. Army for the next ballistic threat generation of ceramic body armor plates, called XSAPI, as well as for the current generation ESAPI plates. This five-year contract has a maximum value of $2.37 billion and allows the U.S. Army to order either XSAPI or ESAPI body armor from us.

Through September 30, 2012, we have received delivery orders under the October 2008 ID/IQ contract totaling $278.8 million.  We have completed the shipmentsof these delivery orders. With less than two years remaining under this ID/IQ contract, the war in Iraq concluded, and the war in Afghanistan winding down, we expect that the total amount of body armor that we ultimately ship under this contract will be substantially less than the maximum amount.

In September 2011, we were awarded a three-year ID/IQ contract for ESAPI ceramic armor plates from Defense Logistics Agency Troop Support group. This purchasing group services the United States Army, Navy, Air Force and Marine Corps. This award was in response to our bid to the Defense Supply Center Philadelphia (DSCP) in response to their requirement for a three-year sustainment order for the replacement of body armor inserts. Simultaneously with the receipt of this award, we received an initial delivery order for $127.1 million for ESAPI ceramic body armor plates and two additional delivery orders of $15.4 million for a total of $142.5 million. Of this amount, we have shipped $84.7 million of body armor through September 30, 2012 and we expect to ship the balance of $57.9 million by April 30, 2013. This ID/IQ contract includes options for additional deliveries of up to $127.3 million in each of the second and third years. We estimate that we will receive $71.1 million in ESAPI delivery orders for all of 2013.

In October 2011, we announced the receipt of a delivery order for approximately $6.9 million for ceramic body armor plates from the United States Special Operations Command (“SOCOM”). In March 2012, we received a stop work notice on this order and other orders from SOCOM because the ceramic body armor plates failed government testing. On June 1, 2012, we received an extension of this stop work notice. We recommended solutions to SOCOM and on July 20, 2012, SOCOM issued a show cause notice questioning our proposed solutions. SOCOM provided us an opportunity to present an acceptable corrective action plan (“CAP") by August 20, 2012. Ceradyne provided a CAP for line items SPEAR BALCS GEN III and for TSA Swimmer GEN III on August 17, 2012 and was notified on October 30, 2012 that SOCOM would accept the recommendations for the SPEAR line item but determined not to accept the CAP for the TSA line item.  Ceradyne will incorporate the CAP for the SPEAR line item in November and submit the new design for First Article Testing in the first quarter of 2013.

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

In June 2009, we acquired substantially all of the business, assets, technology and intellectual property related to ballistic combat and non-combat helmets of Diaphorm Technologies, LLC, based in Salem, New Hampshire. Based on this technology, we submitted a proposal to the U.S. Marine Corps Systems Command in June 2009 in response to a solicitation for the procurement of Enhanced Combat Helmets (ECH), which are intended to provide substantially increased levels of protection compared to combat helmets now in use. In response to our proposal, the U.S. Marine Corps Systems Command in July 2009 awarded us a contract for up to a maximum of 246,840 helmets. After an extended period of First Article Testing, our helmets have been approved by the U.S. Government. In March 2012, we received the first of two low rate initial production ECH Helmet orders. The initial release has a value of approximately $3.0 million. The second low rate initial production order was received in May 2012 with a value of approximately $3.9 million. The full multi-year production order has been delayed pending resolution of technical issues related to production and testing.  If these issues are successfully resolved,the total of the initial orders plus full production orders could exceed $170.0 million. Our strategy regarding this acquisition is to combine our successful track record in body armor programs with the proprietary helmet-forming technologies acquired from Diaphorm to create a world class manufacturer of Enhanced Combat Helmets.

New orders for the three and nine months ended September 30, 2012 were $76.1 million and $236.2 million, respectively, compared to $272.0 million and $612.5 million, respectively, for the same periods last year. Orders for ceramic body armor for the three and nine months ended September 30, 2012 were $15.8 million  and $15.5 million compared to $174.7 million and $282.8 million, for the three and nine months ended September 30, 2011, respectively.

Our order backlog was $179.0 million as of September 30, 2012 and $354.9 million as of September 30, 2011. The backlog for ceramic body armor represented approximately $75.7 million, or 42.3%, of the total backlog as of September 30, 2012 and $208.7 million, or 58.8%, of the total backlog as of September 30, 2011. We expect that substantially all of our order backlog as of September 30, 2012 will be shipped during the next 12 months.

For the next several quarters, demand for ceramic body armor is likely to be the most significant factor affecting our sales. We expect sales of body armor will be lower in 2012 than in 2011.

Results of Operations for the Three and Nine Months Ended September 30, 2012 and 2011

Net Sales

Our total net sales for the three and nine months ended September 30, 2012 and 2011 were as follows (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net Sales	$106.2	$148.0	$343.2	$443.5
Increase (decrease) in net sales	$(41.8)	$56.2	$(100.3)	$141.3
Percentage change in net sales	(28.2%)	61.3%	(22.6%)	46.7%

Sales declined in the nine month period ended September 30, 2012 as shipments of ceramic body armor, and ceramic crucibles and solar paste to the solar industry were lower by $43.9 million and $55.3 million, respectively, when compared to the same period last year. We continued to experience lower sales in our ESK Ceramics subsidiary during the nine month period ended September 30, 2012 compared to the same period last year due to continued weakness in the European economy especially in the industrial and automotive segments of the economy.

Sales declined for the three months ended September 30, 2012 compared to the same period last year, primarily from decreases in shipments of body armor of $16.5 million, lower shipments of ceramic crucibles and solar paste to the solar industry of $16.2 million, lower shipments of metal matrix composite products to the nuclear industry by our Ceradyne Canada business unit of $4.7 million and lower shipments of $6.7 million by our ESK Ceramics subsidiary, reflecting softness in the European economy. Offsetting these declines, were increased shipments to the semiconductor industry by our Boron segment of $1.3 million, increased shipments of non-ECH Helmets of $1.8 million and ceramic missile radomes of $1.9 million, and increased shipments of $1.3 million of our bio-glass product for use as an ingredient in tooth paste.

Sales for the three months ended September 30, 2012 of energy products amounted to $11.9 million, a decrease of $21.3 million, or 64.2%, from $33.2 million in the prior year as sales of ceramic crucibles to the solar industry continued their decline due to a reduction of government subsidies for the installation of solar panels and a buildup of inventories of solar cells and solar wafers in end market distribution channels.

Sales of industrial products for the three months ended September 30, 2012 decreased $3.3 million compared to the prior year due to weakness in the European economy.

Sales of automotive/diesel products for the three months ended September 30, 2012 decreased $2.4 million compared to the same period last year due to lower sales to our European customers.

Our net sales of commercial products for the three months ended September 30, 2012 were $4.1 million, an increase of $1.0 million, or 37.3%, from $3.1 million in the prior year. This increase was caused by increased demand for our bio-glass product for use as an ingredient in tooth paste and increased sales of our orthodontic brackets.

Advanced Ceramic Operations Segment

Our Advanced Ceramic Operations segment had net sales for the three and nine months ended September 30, 2012 and 2011 as follows (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net Sales	$53.4	$74.0	$172.5	$217.3
Increase (decrease) in net sales	$(20.6)	$45.7	$(44.8)	$93.6
Percentage change in net sales	(27.9%)	161.8%	(20.6%)	75.6%

Contributing to the decrease of $20.6 million in sales during the three months ended September 30, 2012 were lower shipments of body armor and solar paste of $16.5 million and $4.9 million, respectively. For the nine months ended September 30, 2012, shipments of ceramic body armor amounted to $108.3 million, a decrease of $43.9 million, or 28.8%, from $152.2 million in the same period last year. The primary reasons for the decrease in shipments of ceramic body armor were a decrease in demand for ESAPI body armor plates.

ESK Ceramics Segment

Our ESK Ceramics segment had net sales for the three and nine months ended September 30, 2012 and 2011 as follows (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net Sales	$33.2	$39.9	$113.1	$125.9
Increase (decrease) in net sales	$(6.7)	$7.8	$(12.8)	$31.1
Percentage change in net sales	(16.8%)	24.2%	(10.2%)	32.8%

On a constant currency basis, sales for the three months ended September 30, 2012 were $36.5 million, a decrease of $3.4 million, or 8.6%, from the corresponding quarter of the prior year. The major factor causing the decrease in sales was weakness in the European economy which impacted all product lines except the PetroCeram® ceramic sand screens whose sales increased by $0.2 million. Sales of industrial products for the three months ended September 30, 2012 were $18.7 million, a decrease of $3.8 million, or 16.8%,  from $22.5 million in the corresponding quarter of the prior year. Sales of defense products for the three months ended September 30, 2012 were $5.4 million, a decrease of $0.8 million, or 12.7%, from $6.2 million in the corresponding quarter of the prior year. Included in sales of defense products for the three months ended September 30, 2012 were inter-segment sales of $3.8 million compared to $2.9 million in the prior year. Sales of automotive/diesel products for the three months ended September 30, 2012 were $6.5 million, a decrease of $1.2 million, or 15.5%, from $7.7 million in the corresponding quarter of the prior year.

On a constant currency basis, sales for the nine months ended September 30, 2012 were $120.9 million, a decrease of $5.0 million, or 4.0%, from the corresponding prior year period. Sales declined for the reasons stated above. Sales of industrial products for the nine months ended September 30, 2012 were $60.7 million, a decrease of $10.4 million, or 14.5%, from $71.1 million in the corresponding prior year period. Sales of defense products for the nine months ended September 30, 2012 were $22.7 million, an increase of $1.2 million, or 5.7%, from $21.5 million in the corresponding prior year period. Included in sales of defense products for the nine months ended September 30, 2012 were inter-segment sales of $16.4 million compared to $14.5 million in the prior year period. The increase of $1.9 million in inter-segment sales was due to an increase in demand for boron carbide powder used in body armor plates manufactured by our Advanced Ceramic Operations division. Sales of automotive/diesel products for the nine months ended September 30, 2012 were $20.7 million, a decrease of $1.8 million, or 8.1%, from $22.5 million in the corresponding prior year period. Lower demand from European automotive original equipment manufacturers accounted for the decrease in sales.

Thermo Materials Segment

Our Thermo Materials segment had net sales for the three and nine months ended September 30, 2012 and 2011 as follows (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net Sales	$15.4	$24.2	$45.6	$84.6
Increase (decrease) in net sales	$(8.8)	$(2.3)	$(39.0)	$14.8
Percentage change in net sales	(36.3%)	(8.4%)	(46.1%)	21.2%

During the three months ended September 30, 2012, the decrease in sales at our Thermo Materials segment was due to lower shipments of crucibles to the solar energy market, partially offset by increased shipments of ceramic missile radomes to the defense industry. Sales of crucibles used in the manufacture of photovoltaic cells for the three months ended September 30, 2012 were $3.9 million, a decrease of $11.4 million, or 74.4%, from $15.3 million in the corresponding period a year ago. The decrease was due to the continuing slowdown of demand in the solar energy market due to a reduction of government subsidies for the installation of solar panels and a buildup of inventories of solar cells and solar wafers in end market distribution channels. Sales to the defense industry for the three months ended September 30, 2012 were $4.5 million, an increase of $1.9 million, or 74.0%, from $2.6 million when compared to the corresponding prior year period due to increased sales of ceramic missile radomes.

Sales of crucibles used in the manufacture of photovoltaic cells for the nine months ended September 30, 2012 were $10.9 million, a decrease of $46.7 million, or 81.0%, from $57.6 million in the corresponding period a year ago. Sales to the defense industry for the nine months ended September 30, 2012 were $13.3 million, an increase of $5.5 million, or 70.4%, from $7.8 million when compared to the corresponding prior year period, due to increased shipments of ceramic missile radomes. Sales of precision investment casting products for the nine months ended September 30, 2012 were $19.2 million, an increase of $1.9 million, or 11.0%, from $17.3 million in the same period last year.

Boron Segment

Our Boron segment had net sales for the three and nine months ended September 30, 2012 and 2011 as follows (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net Sales	$8.4	$13.4	$29.4	$32.7
Increase (decrease) in net sales	$(5.0)	$4.2	$(3.3)	$9.5
Percentage change in net sales	(37.5%)	45.3%	(10.2%)	41.3%

Our Boron business segment comprises the business units Ceradyne Boron Products, SemEquip, Inc. and Ceradyne Canada.  The reason for the decrease in sales in this segment for three months ended September 30, 2012 were lower sales to the nuclear industry. Sales to the nuclear industry were $4.7 million, a decrease of $5.5 million, or 53.7%, from $10.2 million in the corresponding period last year. Of the $5.5 million decrease in sales to the nuclear industry, $4.7 million originated from our Ceradyne Canada business unit. Offsetting this was an increase in shipments by $1.3 million to the semiconductor industry.

For the nine months ended September 30, 2012, sales to the nuclear industry were $20.8 million, a decrease of $1.8 million, or 8.2%, from $22.6 million in the corresponding period last year and sales by our SemEquip business unit were $144,000, a decrease of $2.6 million, or 94.8%, from $2.8 million. Partially offsetting this decrease was an increase in sales of $1.1 million to the semiconductor industry.

Gross Profit

Our total gross profit for the three and nine months ended September 30, 2012 and 2011 were as follows (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Gross profit	$23.4	$53.7	$89.3	$164.8
Increase (decrease) in gross profit	$(30.3)	$30.1	$(75.5)	$90.0
Gross profit percentage	22.1%	36.3%	26.0%	37.2%

During the three months ended September 30, 2012, the decrease in gross profits of $30.3 million was primarily due to impairment charges of $7.0 million as we reduced our China solar manufacturing capacity by closing one of our plants, lower gross profits from body armor of $8.8 million, ceramic crucibles of $17.4 million and lower gross profits from our ESK Ceramics subsidiary of $2.6 million.

For the nine months ended September 30, 2012, gross profit was lower by $75.5 million and was attributable to a decline in gross profits of body armor by $29.1 million, ceramic crucibles by $39.7 million, to the impairment charges of $7.0 million described above, and from lower gross profits from sales of industrial products by ESK Ceramics of $6.8 million.

Several factors caused the decrease in gross profit and the gross profit as a percentage of net sales during both the three and nine month periods ended September 30, 2012. The main factors were the impairment charges in connection with the reduction in our China solar crucible manufacturing capacity, lower average unit selling prices of our largest product line, body armor, substantially lower average unit selling prices of ceramic crucibles, and lower units shipped for both items when compared to both the three and nine months ended September 30, 2011. The other factor was lower shipments of industrial products by our ESK Ceramics subsidiary, all resulting in reduced operating leverage and a decrease in absorption of manufacturing overhead expenses during the three and nine months ended September 30, 2012.

Advanced Ceramic Operations Segment

Our Advanced Ceramic Operations segment had total gross profit for the three and nine months ended September 30, 2012 and 2011 as follows (dollars in millions):
	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Gross profit	$13.1	$24.3	$44.4	$74.0
Increase (decrease) in gross profit	$(11.2)	$26.0	$(29.6)	$61.0
Gross profit percentage	24.6%	32.9%	25.8%	34.0%

The primary reason for the decrease in gross profit and gross profit as a percentage of net sales for the three months ended September 30, 2012 was lower average unit selling prices of body armor. For the nine months ended September 30, 2012, the decrease in gross profit and gross profit as a percentage of net sales were caused by lower average unit selling prices of body armor, by lower volumes of production of body armor resulting in reduced operating leverage and a decrease in absorption of manufacturing overhead expenses, and by lower sales of body armor as they declined by $43.9 million, or 28.8%, from the nine months ended September 30, 2011.

ESK Ceramics Segment

Our ESK Ceramics segment had total gross profit for the three and nine months ended September 30, 2012 and 2011 as follows (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Gross profit	$10.4	$13.0	$34.9	$41.7
Increase (decrease) in gross profit	$(2.6)	$2.4	$(6.8)	$13.9
Gross profit percentage	31.4%	32.6%	30.8%	33.1%

Gross profit and gross profit as a percentage of sales decreased during the three and nine months ended September 30, 2012 due to a decrease in manufacturing production of industrial and automotive products leading to a decrease in absorption of manufacturing overhead expenses and an unfavorable change in sales mix to sales of products with lower sales margins.

Thermo Materials Segment

Our Thermo Materials segment had total gross profit for the three and nine months ended September 30, 2012 and 2011 as follows (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Gross profit	$(4.8)	$10.0	$(0.6)	$36.2
Increase (decrease) in gross profit	$(14.8)	$(1.6)	$(36.8)	$6.7
Gross profit percentage	(31.1%)	41.1%	(1.3%)	42.8%

Gross profit decreased for the three and nine months ended September 30, 2012 because of impairment charges of $7.0 million as we reduced our China solar manufacturing capacity by closing one of our plants and reduced the carrying value of our inventory, a decrease in sales of crucibles by $11.4  million, or 74.4%, and $46.7 million, or 81.0% during those periods, respectively; a decline in unit sales prices of crucibles due to pricing pressure from customers, and because of lower volumes of production of ceramic crucibles resulting in reduced operating leverage and a decrease in absorption of manufacturing overhead expenses.

Boron Segment

Our Boron segment had total gross profit for the three and nine months ended September 30, 2012 and 2011 as follows (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Gross profit	$4.3	$5.3	$11.1	$12.4
Increase (decrease) in gross profit	$(1.0)	$1.7	$(1.3)	$7.1
Gross profit percentage	51.0%	39.8%	37.8%	38.0%

The decrease in gross profit in the three months ended September 30, 2012 was the result of lower sales to the nuclear industry, especially from our Ceradyne Canada business unit as sales were only $0.7 million, a decrease of $4.7 million, or 87.3%, from $5.4 million in the same period last year. This resulted in a reduction in gross profits of $2.3 million. This was offset by an increase in gross profit in the three months ended September 30, 2012 at our Ceradyne Boron business unit of $1.2 million.

Gross profit and gross profit as a percentage of sales decreased in the nine months ended September 30, 2012 due to an unfavorable sales mix, lower sales to the semiconductor and nuclear industries and gross margin losses of $3.0 million incurred in our Canada business unit due to much lower sales levels than the same period last year.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses for the three and nine months ended September 30, 2012 and 2011 were as follows (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Selling, general and administrative expenses	$17.9	$19.3	$54.2	$57.5
Increase (decrease) in selling, general and administrative expenses	$(1.4)	$4.9	$(3.3)	$13.6
Percentage change in selling, general and administrative expenses	(7.2%)	33.5%	(5.8%)	30.9%
Selling, general and administrative expenses as a % of net sales	16.8%	13.0%	15.8%	13.0%

Total selling, general and administrative expenses decreased 7.2% and 5.8% during the three and nine months ended September 30, 2012, compared to the same periods in 2011, respectively. They increased as a percentage of net sales, due to the 28.2% and 22.6% year-over-year decline in the Company’s net sales during the three and nine months ended September 30, 2012, respectively.

For the three months ended September 30, 2012, the decrease of $1.4 million in selling, general and administrative expenses over the same period last year was caused by decreases in personnel expenses caused by lower employee bonuses due to the reduction in financial performance, and lower group health expenses. Slightly offsetting these decreases was an increase in bad debts expense for our China operations, and additional expenses for payroll due to cost of living increases and for legal fees incurred for the proposed acquisition of Ceradyne by 3M.

For the nine months ended September 30, 2012, the decrease of $3.3 million over the same period last year was caused by the same reasons as stated above.

Research and Development Expenses

Our research and development expenses for the three and nine months ended September 30, 2012 and 2011 were as follows (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Research and development expenses	$4.8	$3.0	$13.2	$9.3
Increase (decrease) in research and development expenses	$1.8	$0.4	$3.9	$0.6
Percentage change in research and development expenses	62.8%	13.8%	42.5%	6.0%
Research & development expenses as a percentage of net sales	4.6%	2.0%	3.8%	2.1%

Research and development expenses increased for both the three and nine month periods ended September 30, 2012 due to an increase in expenditures for the qualification and development of the ECH Helmet program.

Restructuring – Plant Closure and Severance.

Our restructuring – plant closure and severance expenses for the three and nine months ended September 30, 2012 and 2011 were as follows (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Restructuring – plant closure and severance	$0.3	$0.0	$1.0	$0.0
Increase (decrease) in restructuring – plant closure and severance	$0.3	$0.0	$1.0	$(7.0)
Percentage change in restructuring – plant closure and severance	n/m	0.0%	n/m	n/m
Restructuring –as a percentage of net sales	0.3%	0.0%	0.3%	0.0%

During the three months ended September 30, 2012, we recorded pre-tax restructuring and severance charges of $0.3 million for the reduction in workforce in connection with our plan to consolidate operations in China by selling one of our manufacturing facilities.

During the nine months ended September 30, 2012, we recorded pre-tax restructuring and severance charges of $0.6 million, $0.1 million and $0.3 million for the closure of our manufacturing facilities in India, Utah and China, respectively. We closed the India facilities and moved the equipment associated with that facility to the United States because the cost of manufacturing orthodontic products was lower in the United States than in India. In order to gain synergies and reduce costs in our police helmet operation, we closed our Utah facility and combined its operations with our Diaphorm business unit in Salem, New Hampshire.

Acquisition Related Charge (Credit)

Our acquisition related charges and credits for the three and nine months ended September 30, 2012 and 2011 were as follows (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Acquisition related charges and credits	$2.0	$0.7	$2.3	$2.1
Increase (decrease) in acquisition related charges and credits	$1.3	$0.7	$0.2	$2.2
Percentage change in acquisition related charges and credits	188.2%	n/m	6.1%	n/m
Acquisition charges and credits as a percentage of net sales	1.9%	0.5%	0.7%	0.5%

During the three months ended September 30, 2012, we recorded acquisition-related charges of $2.0 million to reflect the fair value of contingent purchase price consideration for Diaphorm Technologies, acquired in 2009.  During the three and nine months ended September 30, 2011, we recorded acquisition-related charges of $0.7 million and $2.1 million, respectively, to reflect the fair value of contingent purchase price consideration for SemEquip, Inc., acquired in 2008, Diaphorm Technologies, acquired in 2009 and VIOX Corporation, acquired on January 3, 2011.

Impairment charges

Our impairment charges for the three and nine months ended September 30, 2012 and 2011 were as follows (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Impairment related charges	$13.8	$0.0	$13.8	$0.0
Increase (decrease) in impairment related charges	$13.8	$0.0	$13.8	$0.0
Percentage change in impairment related charges	n/m	n/m	n/m	$0.0
Impairment charges as a percentage of net sales	13.0%	0.0%	4.0%	0.0%

Due to the continuing decrease in demand in the solar energy market due to a reduction of government subsidies for the installation of solar panels and a buildup of inventories of solar cells and solar wafers in end market distribution channels, during the third quarter of 2012, we made a strategic decision to reduce our solar manufacturing capacity by closing one of our plants. We initiated a restructuring plan to consolidate our solar crucible manufacturing operations in China and to reduce our workforce. In connection with the consolidation of its manufacturing operations in China, we recognized non-cash impairment charges totaling $20.8 million. Of this amount, $13.8 million was recognized as an operating expense and the balance of $7.0 million was for inventory write-downs included in cost of goods sold. The composition of the total non-cash impairment charges of $20.8 million were $6.4 million for long-lived assets, an increase of $7.4 million in the allowance for bad debt, and a charge of $7.0 million for pricing pressures and to reflect the lower of cost or market. This plan includes the future sale of a manufacturing facility in Tianjin, China with a net carrying value of $6.8 million, which approximates the expected sales price, less disposal costs. This asset has been reclassified to other current assets. We also incurred severance costs of $0.3 million for the reduction in workforce.

Other Income (Expense)

Our net other income (expense) for the three and nine months ended September 30, 2012 and 2011 were as follows (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Other income (expense)	$(2.0)	$0.4	$(4.8)	$(0.4)
Increase (decrease) in other income (expense)	$(2.4)	$1.9	$(4.4)	$2.2
Percentage change in other income (expense)	n/m	n/m	1,035.0%	(84.0%)
Other income (expense) as percentage of net sales	(1.9%)	0.3%	(1.4%)	(0.1%)

Other income (expense) decreased by $2.4 million during the three months ended September 30, 2012 because we recognized a loss from foreign currency transactions of $1.3 million compared to a gain of $0.7 million during the same period last year.

Other income (expense) decreased by $4.4 million during the nine months ended September 30, 2012 because we recognized a loss from foreign currency transactions of $2.9 million compared to a gain of $0.7 million during the same period last year, and we were reimbursed $0.8 million for legal fees during the six months ended June 30, 2011 concerning a workers compensation matter.

Income Taxes

Our provision for income taxes for the three and nine months ended September 30, 2012 and 2011 were as follows (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Provision for income taxes	$5.7	$10.8	$12.5	$32.3
Increase (decrease) in provision for income taxes	$(5.1)	$10.3	$(19.8)	$28.8
Percentage change in provision for income taxes	(47.4%)	n/m	(61.3%)	821.5%
Provision for income taxes as a percentage of net sales	5.4%	7.3%	3.6%	7.3%
Effective tax rate	(16.6%)	34.6%	(73.8%)	33.8%

The effective tax rate for both the three and nine month periods ended September 30, 2012 was higher compared to the same periods last year because we recorded a valuation allowance of $8.3 million against the deferred tax assets from our China operations in the third quarter of 2012. These deferred tax assets most likely will not be realizable due to our estimates that financial losses from our China operations will continue indefinitely.

Liquidity and Capital Resources

We generally have met our operating and capital requirements with cash flow from operating activities and borrowings under our credit facility.

The following tables present selected financial information and statistics as of  September 30, 2012 and December 31, 2011 and for the three and nine months ended September 30, 2012 and 2011 (in millions):

	September 30, 2012	December 31, 2011
Cash, cash equivalents and short term investments	$281.3	$275.0
Accounts receivable, net	$54.5	$73.7
Inventories	$129.1	$117.3
Working capital	$366.4	$379.2

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Operating cash flow	$28.6	$24.7	$50.1	$83.1
Increase (decrease) in cash, cash equivalents and short term investments	$13.3	$(14.2)	$6.3	$12.7

During the nine months ended September 30, 2012, we generated $50.1 million of cash from operations compared to $83.1 million for the nine months ended September 30, 2011. The $50.1 million of cash flow from operations during 2012 is comprised of net income before impairment charges of $8.4 million, with $70.1 million of non-cash charges which included $20.8 million of non-cash impairment charges therein, offset by an increase in working capital of $9.4 million. We also invested $18.2 million in capital expenditures. Of this amount, $15.6 million was spent to replace manufacturing equipment in selected product lines and the balance, $2.6 million, was spent to expand manufacturing capacity at our Ceradyne Boron Products facility. We plan to spend a total of $9.3 million during this fiscal year for this expansion. We invested $1.0 million in connection with our purchase of a minority interest in Chemtrix, Ltd. Chemtrix develops and sells equipment and services based on the concept of executing research and development, and process development in revolutionary micro reactors with a direct scale to larger quantity production in mid-size reactors. Our ESK Ceramics subsidiary is a supplier of flow-chemistry reactors suitable for production on an industrial scale. We also invested $3.8 million in connection with our purchase of a minority interest in GMSI, LLC. GMSI develops and sells a proprietary method of applying a chemical vapor deposited silicon carbide ceramic coating on precision machined graphite shapes. We purchased $46.1 million of marketable securities while we received $83.8 million from proceeds and maturities of marketable securities. During the first three quarters of 2012, we disbursed a total of $10.9 million for cash dividends to holders of our common stock. During the nine months ended September 30, 2012, we repurchased and retired 326,900 shares of our common stock at an aggregate cost of $7.8 million under a stock repurchase program authorized in 2011 by our Board of Directors. Our net cash at September 30, 2012 increased by $46.7 million as compared to a $21.9 million decrease during the nine months ended September 30, 2011.

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

As of September 30, 2012 and December 31, 2011, short-term debt and the equity component (recorded in additional paid in capital, net of income tax benefit) associated with the adoption in 2009 of the accounting guidance for convertible debt comprised the following (in thousands):

	September 30, 2012	December 31, 2011
Outstanding debt
Principal amount	$93,100	$93,100
Unamortized discount	(841)	(3,806)

Net carrying amount	92,259	89,294
Current portion of outstanding debt	92,259	89,294
Noncurrent portion of outstanding debt	$-	$-
Equity component, net of income tax benefit	$16,399	$16,399

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

In December 2005, the Company established an unsecured $10.0 million line of credit (“2005 LOC”) which was closed in April 2012. In June 2011, the Company established an unsecured $5.0 million line of credit (“2011 LOC”) that was increased to $7.0 million on December 19, 2011 and will mature on April 1, 2013. The Company expects to renew the 2011 LOC at that time for multiple years. As of September 30, 2012, there were no outstanding amounts on the 2011 LOC. However, the available line of credit at September 30, 2012 has been reduced by outstanding letters of credit in the aggregate amount of $6.4 million. The interest rate on the 2011 LOC was 1.2% as of September 30, 2012 which was based on the LIBOR rate for a period of one month, plus a margin of 1.0% percent. We use this line of credit for letters of credits for insurance purposes.

Pursuant to the bank line of credit, we are subject to certain covenants, which include, among other things, the maintenance of specified minimum amounts of liquidity and profitability and annual net income. At September 30, 2012, we were in compliance with these covenants.

Our cash, cash equivalents, and short-term investments totaled $281.3 million at September 30, 2012, compared to $275.0 million at December 31, 2011. At September 30, 2012, we had working capital of $366.4 million, compared to $379.2 million at December 31, 2011. Our cash position includes amounts denominated in foreign currencies. The repatriation of cash balances from our ESK Ceramics subsidiary will not result in additional tax costs. We believe that our current cash and cash equivalents on hand and cash available from the sale of short-term investments, and cash we expect to generate from operations will be sufficient to finance our anticipated capital and operating requirements for at least the next 12 months. Our anticipated capital requirements primarily relate to the normal replacement and some expansion of our manufacturing facilities at ESK Ceramics and Ceradyne Boron Products. We also may utilize cash, and, to the extent necessary, borrowings from time to time to acquire other businesses, technologies or product lines that complement our current products, enhance our market coverage, technical capabilities or production capacity, or offer growth opportunities. From time to time, we may utilize cash to repurchase our common stock or our convertible debt.

Our material contractual obligations and commitments as of September 30, 2012 include a $1.9 million reserve for unrecognized tax benefits. The reserve is classified in Other Long Term Liabilities on our Consolidated Balance Sheet as of September 30, 2012.

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

Our long term investments at September 30, 2012 included $15.5 million of auction rate securities. Cumulatively to date, the Company has incurred $4.7 million in pre-tax losses from its investments in auction rate securities, realized losses of $8.8 million from the sale of auction rate securities and pre-tax temporary impairment charges against other comprehensive income of $2.6 million. The Company’s investments in auction rate securities represent interests in insurance securitizations collateralized by pools of residential and commercial mortgages, asset backed securities and other structured credits relating to the credit risk of various bond guarantors that mature at various dates from June 2021 through July 2052. These auction rate securities were intended to provide liquidity via an auction process which is scheduled every 28 days, that resets the applicable interest rate, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. Interest rates are capped at a floating rate of one month LIBOR plus additional spread ranging from 1.25% to 4.00% depending on prevailing rating. During the second half of the year 2007, through 2008, 2009, 2010, 2011 and through September 30, 2012, the auctions for these securities failed. As a result of current negative conditions in the global credit markets, auctions for the Company’s investment in these securities failed to settle on their respective settlement dates. Consequently, the investments are not currently liquid through the normal auction process and may be liquidated if a buyer is found outside the auction process. Although the auctions have failed, the Company continues to receive underlying cash flows in the form of interest income from the investments in auction rate securities. As of September 30, 2012, the fair value of the Company’s investments in auction rate securities was below cost by approximately $7.3 million. The fair value of the auction rate securities has been below cost for more than one year.

Beginning in the third quarter of 2008 and at September 30, 2012, the Company determined that the market for its investments in auction rate securities and for similar securities continued to be inactive since there were few observable or recent transactions for these securities or similar securities. The Company’s investments in auction rate securities continued to be classified within Level 3 of the fair value hierarchy because the Company determined that significant adjustments using unobservable inputs were required to determine fair value as of September 30, 2012 and December 31, 2011.

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

The Company determined that the appropriate risk-free discount rate (before risk adjustments) used to discount the contractual cash flows of its auction rate securities ranged from 0.02% to 2.78%, based on the term structure of the auction rate security. Liquidity risk premiums are used to adjust the risk-free discount rate for each auction rate security to reflect uncertainty and observed volatility of the current market environment. This risk of nonperformance has been captured within the probability of default and loss severity assumptions noted above. The risk-adjusted discount rate, which incorporates liquidity risk, appropriately reflects the Company’s estimate of the assumptions that market participants would use (including probability weighted inputs noted above) to estimate the selling price of the asset at the measurement date.

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

We enter into foreign exchange forward contracts to reduce earnings and cash flow volatility associated with foreign exchange rate changes to allow our management team to focus its attention on its core business operations. Accordingly, we enter into contracts which change in value as foreign exchange rates change to economically offset the effect of changes in value of foreign currency assets and liabilities, commitments and anticipated foreign currency denominated sales and operating expenses. We enter into foreign exchange forward contracts in amounts between minimum and maximum anticipated foreign exchange exposures, generally for periods not to exceed one year. These derivative instruments are not designated as accounting hedges. We had an outstanding foreign exchange forward contract at September 30, 2012 for 55.0 million Euros.

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

Our debt is comprised of $93.1 million of a convertible note with a fixed coupon rate of 2.875% (“Notes”). The fair value of short-term debt was $93.1  million and is based on quoted market prices at September 30, 2012.

Approximately 37.1% of our revenues for the nine months ended September 30, 2012 were derived from operations outside the United States. Overall, we are a net recipient of currencies other than the U.S. dollar and, as such, we benefit from a weaker dollar and are adversely affected by a stronger dollar relative to major currencies worldwide. Accordingly, changes in exchange rates, and in particular a strengthening of the U.S. dollar, may negatively affect net sales, gross profit, and net income from our subsidiary, ESK Ceramics, as expressed in U.S. dollars. This would also negatively impact our consolidated reported results.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2012 (the end of the period covered by this report). Based on this evaluation, our principal executive officer and principal financial officer concluded that our current disclosure controls and procedures (as defined in Rules 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934) are effective.

Changes in Internal Control over Financial Reporting

Our management evaluated our internal control over financial reporting and there have been no changes during the fiscal quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Between October 9 and October 19, 2012, four plaintiffs filed putative class actions against Ceradyne, its directors, 3M and Cyborg Acquisition Corporation, a wholly owned subsidiary of 3M (“Purchaser”) in connection with the tender offer by Purchaser (the “Offer”) and the proposed merger of Purchaser with and into Ceradyne (the “Merger”). Two suits were filed in California Superior Court for the County of Orange and two suits were filed in the Delaware Court of Chancery. The suits seek principally to enjoin the Offer and the proposed Merger, and allege that the defendants breached and/or aided and abetted the breach of their fiduciary duties to Ceradyne by seeking to sell Ceradyne through an allegedly unfair process and for an unfair price and on unfair terms, and/or by allegedly failing to make adequate disclosures to Ceradyne stockholders regarding the Offer and the proposed Merger. The California Superior Court, upon the parties’ stipulation, consolidated those two actions, set an expedited briefing schedule, and set a preliminary injunction hearing for November 26, 2012. The Delaware Chancery Court similarly consolidated the two Delaware actions, and on November 2, 2012 denied the plaintiffs’ motion for expedited proceedings, ruling that the plaintiffs had presented no colorable claims. Ceradyne believes the allegations in all of these cases are without merit, and is defending the actions vigorously.

Additional details regarding the four actions are as follows:

Court	Filing Date	Case Name	Case Number
Superior Court of the State of California, County of Orange	October 9, 2012	Golovoy v. Ceradyne, Inc., et al.	30-2012-00604001-CU-BT-CXC
Superior Court of the State of California, County of Orange	October 12, 2012	Kumar v. Ceradyne, Inc., et al.	30-2012-00604931-CU-SL-CXC
Court of Chancery of the State of Delaware	October 19, 2012	Fulton v. Moskowitz, et al.	C.A. No. 7965
Court of Chancery of the State of Delaware	October 19, 2012	Henderson v. Ceradyne, Inc., et al.	C.A. No. 7968

To management’s knowledge, there currently are no other material pending legal proceedings involving the Company or any of its subsidiaries.

Item 1A.           Risk Factors

There have been no significant changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.              Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information regarding shares of our common stock that we repurchased during the three months ended September 30, 2012.

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 to July 31, 2012	-	-	4,003,305	$95,973,088
August 1 to August 31, 2012	165,900	$22.51	4,169,205	$92,239,493
September 1 to September 30, 2012	-	-	4,169,205	$92,239,493
Total	165,900	$22.51	4,169,205

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

CERADYNE, INC.

Date: November 14, 2012	By:	/s/ JERROLD J. PELLIZZON
Jerrold J. Pellizzon
Vice President Chief Financial Officer (Principal Financial and Accounting Officer)

Index to Exhibits

Exhibit	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document